Form 10-Q
period 1996-03-31
SMITH MICRO SOFTWARE INC
filed 1996-05-15
CIK 948708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                             --------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH, 31, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26536
                           SMITH MICRO SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             --------------------

                   DELAWARE                                     33-0029027
                   --------                                     ----------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                 51 COLUMBIA, SUITE 200, ALISO VIEJO, CA 92656
                 ---------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 362-5800

                             --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                                                                       PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES (X)    NO (   )


         As of April 30, 1996, there were 14,050,000 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION

               BALANCE SHEETS AS OF MARCH 31, 1996 AND MARCH 31, 1995 . . . . . . . . . . . . .    3

               PROFORMA STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1996
               AND MARCH 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

               STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996
               AND MARCH 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

               NOTES TO THE UNAUDITED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . .    6

               MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . . . . . . .    9

PART II        OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

     ITEM 2.   CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . .   22

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . .   22

     ITEM 5.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

     ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .   23

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

PART I - FINANCIAL INFORMATION

                           SMITH MICRO SOFTWARE, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             MARCH 31,   DECEMBER 31,
                                                                               1996          1995
                                                                             ---------   -----------
CURRENT ASSETS

     Cash & Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . .     $16,394      $19,020
     Accounts Receivable, net of allowances for doubtful accounts
       and other adjustments of $634 (1996) and $518 (1995) . . . . . . .       5,404        3,400
     Deferred Tax Asset . . . . . . . . . . . . . . . . . . . . . . . . .          40           40
     Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         564          443
     Prepaids and Other Assets  . . . . . . . . . . . . . . . . . . . . .         224          207
                                                                              -------      -------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . . .      22,626       23,110

     Equipment and Improvements, net  . . . . . . . . . . . . . . . . . .         589          552
     Intangible Assets  . . . . . . . . . . . . . . . . . . . . . . . . .         551            -

                                                                              -------      -------
                                                                                1,140          552
                                                                              -------      -------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $23,766      $23,662
                                                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,460         $908
     Accrued Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       1,651          495
     Income Tax Payable . . . . . . . . . . . . . . . . . . . . . . . . .       1,026           79
     Distributions Payable to Shareholders  . . . . . . . . . . . . . . .           -        1,935
                                                                              -------      -------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .       4,137        3,417

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share: authorized
       5,000,000 shares; none issued and outstanding  . . . . . . . . . .
     Common stock, par value $.001 per share: authorized
       20,000,000 shares; issued and outstanding 14,050,000
       (1996) and 13,700,000 (1995) . . . . . . . . . . . . . . . . . . .          14           17
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .      21,090       18,146
     Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,475)        2,085
                                                                              -------      -------
       Total Stockholder's Equity . . . . . . . . . . . . . . . . . . . .      19,629       20,245
                                                                              -------      -------
TOTAL Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .     $23,766      $23,662
                                                                              =======      =======


See notes to financial statements.

                           SMITH MICRO SOFTWARE, INC.
                              STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                                 (UNAUDITED)
                                                              1996         1995
                                                             ------       ------
                                                            -------       ------
Net Revenues  . . . . . . . . . . . . . . . . . . . . .     $ 7,290       $3,495
Cost of Sales . . . . . . . . . . . . . . . . . . . . .       2,899        1,068
                                                            -------       ------
Gross Margin  . . . . . . . . . . . . . . . . . . . . .       4,391        2,427
Operating Expenses:
  Sales & Marketing . . . . . . . . . . . . . . . . . .         608          421
  Research & Development  . . . . . . . . . . . . . . .         804          293
  General & Administrative  . . . . . . . . . . . . . .         804          639
                                                            -------       ------
Total Operating Expenses  . . . . . . . . . . . . . . .       1,916        1,353
Operating Income before acquired
  R&D expenses  . . . . . . . . . . . . . . . . . . . .       2,475        1,074

Acquired Research & Development expense . . . . . . . .       5,169            -
Other Income, net . . . . . . . . . . . . . . . . . . .         270           10
                                                            -------       ------
Income (Loss) Before Income Tax . . . . . . . . . . . .      (2,487)       1,084
Income Tax Expense  . . . . . . . . . . . . . . . . . .       1,073           15
                                                            -------       ------
Net Income (Loss) . . . . . . . . . . . . . . . . . . .     ($3,560)      $1,069
                                                            =======       ======
Proforma Information
Historical Income (Loss)before Taxes  . . . . . . . . .     ($2,487)     $1,084
Provision for Income Taxes  . . . . . . . . . . . . . .       1,073         414(2)
Pro Forma Net Income (Loss) . . . . . . . . . . . . . .     ($3,560)        670
Pro Forma Net Income (Loss) per Share . . . . . . . . .      ($0.26)      $0.05

Weighted Average Shares Outstanding . . . . . . . . . .      13,814      12,500

Supplemental Information
Pro Forma Income prior to
  acquired R&D expenses . . . . . . . . . . . . . . . .      $2,682(1)   $1,084
Provision for Income Taxes  . . . . . . . . . . . . . .       1,073         414
Pro Forma Net Income  . . . . . . . . . . . . . . . . .       1,609         670
Pro Forma Net Income per Share
  prior to acquired R&D expenses  . . . . . . . . . . .       $0.12       $0.05

Weighted Average Shares Outstanding . . . . . . . . . .      13,814      12,500


Note 1: During the first quarter, Smith Micro acquired Performance Computing, Inc. This resulted in a one-time pre-tax charge in the quarter of $5.169 million. Proforma income data is presented to show the comparable business operations exclusive of this one-time charge.

Note 2: Prior to the public offering of the Company's common stock, the Company was taxed as an S Corporation for Federal and State tax purposes. Concurrent with the public offering concluded in September, 1995, the Company began to be taxed as a C Corporation. Pro Forma income data is presented to show the tax provision as if the Company had been a C Corporation throughout all periods. Pro Forma amounts for 1995 do not reflect a reduction in Founder's compensation which was concurrent with the company going public.

See notes to financial statements.

                           SMITH MICRO SOFTWARE, INC.
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                   (UNAUDITED)
                                                                  1996       1995
                                                                 -------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .      ($3,560)   $1,060

Adjustments to reconcile net income to net cash
     provided by operating activities:
Writeoff of in process research and development
due to Performance Computing Incorporated acquisition   . .        5,169         -
Depreciation and Amortization . . . . . . . . . . . . . . .           70        56
Provision for doubtful accounts and other adjustments
to accounts receivable  . . . . . . . . . . . . . . . . . .         (120)     (183)
Change in Operating Accounts:
  Accounts Receivable, net  . . . . . . . . . . . . . . . .       (1,673)      381
  Inventories . . . . . . . . . . . . . . . . . . . . . . .         (121)       30
  Prepaid Expenses and Other Current  . . . . . . . . . . .           (6)       33
  Accounts Payable  . . . . . . . . . . . . . . . . . . . .          444       117
  Accrued Liabilities . . . . . . . . . . . . . . . . . . .          376        34
  Income Tax Payable  . . . . . . . . . . . . . . . . . . .          891         -
                                                                 -------    ------
Net Cash Provided (Used) by Operating Activities  . . . . .        1,470     1,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PCI  . . . . . . . . . . . . . . . . . . . .       (2,100)        -
Capital Expenditures  . . . . . . . . . . . . . . . . . . .          (59)      (38)
                                                                 -------    ------
Net Cash Provided (Used) by Investing Activities  . . . . .       (2,159)      (38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable to Founders  . . . . . . . . . .       (1,935)     (312)
                                                                 -------    ------
Net Cash Provided (Used) by Financing Activities  . . . . .       (1,935)     (312)
                                                                 =======    ======
NET CHANGE IN CASH & CASH EQUIVALENTS . . . . . . . . . . .      ($2,626)   $1,177
                                                                 =======    ======

CASH & CASH EQUIVALENTS, Beginning of Period  . . . . . . .      $19,020      $672
CASH & CASH EQUIVALENTS, End of Period  . . . . . . . . . .      $16,394    $1,849
                                                                 =======    ======

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest  . . . . . . . . . . . . . . . . . . . . . . . . .          $41        $0
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .          180         0
                                                                 =======    ======
                                                                    $196        $0
                                                                 =======    ======

Detail of businesses acquired in purchase transactions:
Acquired in-process research and development costs  . . . .       $5,169
Fair value of assets acquired . . . . . . . . . . . . . . .         $796
Common Stock Issued in acquisition  . . . . . . . . . . . .       $2,944
Cash paid for acquisition . . . . . . . . . . . . . . . . .       $2,100
Liabilities assumed or created  . . . . . . . . . . . . . .         $921

See notes to financial statements.

                           SMITH MICRO SOFTWARE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited financial statements have been prepared by Smith Micro Software, Inc. (the "Company") pursuant to Securities and Exchange Commission regulations. On March 14, 1996, the Company acquired Performance Computing Incorporated (PCI), a video software application provider. The periods presented in the financial statements include PCI's operations from the date of acquisition (Note 4). In the opinion of management, such information contains all adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         Cash Equivalents - Cash equivalents are considered to be highly liquid investments with initial maturities of 3 months or less.

         Accounts Receivable - The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and those losses have been within management's expectations.
Allowances for product returns and price protection are included in other adjustments to accounts receivable on the accompanying balance sheets.

         Inventories - Inventories consist principally of manuals and diskettes and are stated at the lower of cost (determined by the first- in, first-out method) or market.

         Research and Development - Research and development costs are expensed as incurred. The current accounting rule, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

         Revenue Recognition - The Company recognizes revenues from sales of its software as completed products are shipped, and from royalties from customers who are authorized to duplicate the Company's software as the individual duplication rights are granted, in accordance with Statement of Position 91-1, Software Revenue Recognition. The Company generally allows its retail distributors to exchange unsold products for other products and provides inventory price protection in the event of price reductions by the Company. Allowances for product returns and price protection are estimated based on previous experience and are recorded as a reduction of revenue at the time sales are recognized. The Company provides technical support and customer services to its customers. The Company expenses such costs as incurred as such costs have historically been insignificant.

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This statement requires the recognition of deferred tax assets and liabilities for future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on the enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset will be recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         Beginning November 1, 1992, the Company and its predecessor, Smith Micro Software, Inc., a California corporation, elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable state tax laws. With the exception of Smith Micro Software, Inc. of Colorado (which was taxed as a C corporation prior to its merger with the Company), substantially all of the Company's earnings from November 1, 1992 until the termination of the Company's S corporation status on September 21, 1995 generally have been taxed, for federal and state income tax purposes, directly to the Company's existing stockholders rather than to the Company.

2.  SUPPLEMENTAL PRO FORMA INFORMATION

         Acquired Research and Development - On March 14, 1996, the acquired the ongoing research and development activities of Performance Computing, Inc. This resulted in a one-time pre-tax charge of $5.169 million in the the first quarter of 1996. The proforma income data is shown to compare the ongoing business operations exclusive of this one-time pre-tax charge.

         Income Taxes - As described in Note 1, the Company has not been subject to most federal and most state income taxes. On September 21, 1995, the Company terminated its status as an S corporation and became subject to federal and state income taxes. The pro forma information presented on the statement of income reflect a provision for such income taxes as if the Company had been taxed as a C corporation assuming effective tax rates that would have been in effect for the periods indicated. The principal difference between the effective pro forma tax rate and the statutory federal tax rate relates to state taxes and research and development tax credits.

         Pro Forma Net Income Per Share - Pro forma net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period. The dilutive effect of such common stock equivalents is computed using the treasury stock method. For purposes of such computation, 705,900 shares included for options issued since May, 1995 at an average exercise price of $7.78 per share are treated as outstanding for all periods presented.

3.  INCOME TAXES

         As discussed in Note 1, the Company and its predecessor, Smith Micro Software, Inc., a California corporation, elected to be treated as an S corporation for federal and California franchise tax purposes effective November 1, 1992. Smith Micro Software of Colorado, Inc. was a C corporation from inception to the time it was merged with the Company and recorded income tax expense for both federal and state purposes during that time. On September 22, 1995, the date of the public offering of the Company's common stock, the Company reverted to C corporation status. At that time, the Company recorded a $122,800 deferred tax asset arising principally from cash to accrual timing differences and non- deductible reserves. The difference between the effective tax rate of the Company and the staturtory federal tax rate is primarily attributable to income tax as an S corporation and the establishment of deferred taxes.

4.  ACQUISITION OF PERFORMANCE COMPUTING INCORPORATED

         On March 14, 1996, the Company acquired all outstanding shares of Performance Computing Incorporated for $5,965,053 in cash and stock. The transaction was accounted for as a purchase and the Company obtained an independent valuation of the net assets acquired. In accordance with FASB Interpretation No. 4, the Company is required to write-off acquired in-process research and development in the period in which the acquisition is consummated. As a result, the company recorded a one-time pre-tax charge to earnings of $5,169,000. In addition, the Company recorded an issuance of 350,000 additional common stock shares, acquired assets of $245,000, intangible assets of $551,000 (consisting of covenants not to compete of $381,000, current technology of $154,000 and goodwill of $16,000), assumed liabilities of $321,000, and accrued anticipated obligations of $600,000 pursuant to the acquisition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Smith Micro was founded in March 1982 to design and market financial software. In the mid-1980s, the Company shifted its focus to communication software for modem manufacturers. The Company shipped its first data communication software product in 1985 and, since that time, the Company's growth in revenues has been the result of the market acceptance of its OEM data and fax communication software products.

         The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. To date, substantially all of the Company's revenue has been derived from sales of the Company's QuickLink data and fax OEM software products, and the Company expects that revenues from its QuickLink products will continue to account for substantially all of the Company's revenues for the foreseeable future. Any material reduction in demand for the Company's QuickLink products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM and retail products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 3.7% and 2.3% of the Company's net revenues for 1994 and 1995, respectively.

         From November 1, 1992 through September 21, 1995 (the closing date of the Company's initial public offering), the Company elected to be treated as an S corporation for federal income tax purposes. As a consequence, the Company generally did not have, during this period, an income tax liability and the Company's earnings have been treated as being distributed to the existing stockholders for income tax reporting purposes. Until the initial public offering of the Company's stock, William Smith and Rhonda Smith had been the sole stockholders of the Company from its inception. They have drawn compensation from the Company on an irregular basis from the Company, portions of which were paid to satisfy tax liabilities arising from the allocation of the Company's earnings to William Smith and Rhonda Smith as a result of the Company's S Corporation status. The timing of the compensation has had the effect of creating sizeable quarterly fluctuations in general and administrative expenses and, consequently, the Company's historical operating results.

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. Sales to U.S. Robotics (including, for 1995, sales to Megahertz which U.S. Robotics acquired in February 1995), in particular, which became a customer in the fourth quarter of 1993, accounted for approximately 4.9%, 35.8% and 52.1% of the Company's net revenues for 1993, 1994, and 1995, respectively. During 1993, 1994 and 1995, the Company's three largest customers, including U.S. Robotics, accounted for 37.6%, 56.7% and 66.8%, respectively, of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

         In March 1996, the Company entered into a one-year OEM agreement with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation which agreement superseded the previous agreement between the parties. Under the terms of the new agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1995 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively.

         Based on indications from current Motorola orders, the Company believes that Motorola could become a significant customer in 1996. The Company entered into a one-year agreement with Motorola in January 1996 to provide retail and OEM products to Motorola's PCMCIA Division and Information Systems Group. This agreement is automatically renewable for consecutive one-year terms, but either party may terminate the agreement at the end of the then-current term by providing 60 days notice to the other party. Moreover, as with the U.S. Robotics Access Corp. agreement, the Motorola agreement does not require Motorola to purchase any minimum quantity of Smith Micro products and, as a result, there can be no assurance that Motorola will order any additional products or that it will develop into a substantial customer of the Company.

         The OEM product ordering cycle beginning from placement of an order to shipping is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. The Company's products are generally shipped as orders are received and, accordingly, the Company has historically operated with little backlog, and does not consider backlog to be a significant indication of future performance. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, the Company does not generally produce software in advance of orders and therefore has not maintained a material amount of inventory.

         On March 14, 1996, the Company acquired the ongoing research and development efforts of Performance Computing Incorporated $5,965,053 in cash and stock. The Company obtained an independent valuation of the net assets acquired. In accordance with FASB Interpretation No. 4, the Company is required to write-off in-process research and development in the period in which the acquisition is consummated. In accounting for the acquisition, the Company recorded a one-time pre-tax charge to earnings of $5,169,000 to account for the in-process research and development. In addition, the Company recorded in issuance of 350,000 additional Common Stock Shares, acquired assets of $245,000, intangible assets of $551,000 (consisting of covenants not to compete of $381,000, current technology of $154,000 and goodwill of $16,000), and assumed liabilities of $321,000 as well as a milestone agreement initiated with the acquisition of $600,000.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and related notes thereto included elsewhere. Historical results of operations, percentage relationships and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentages of net revenues represented by each item in the Company's statement of income. The proforma information for 1996, includes activity for Performance Computing Incorporated since March 15, 1996.

                                                   Three months ended
                                                         March 31,
                                                         ---------
                                                       1996      1995
                                                       -----     -----
Net revenues  . . . . . . . . . . . . . . . . . . .    100.0%    100.0%
Cost of sales . . . . . . . . . . . . . . . . . . .     39.8      30.6
                                                       -----     -----
Gross profit  . . . . . . . . . . . . . . . . . . .     60.2      69.4
Operating expenses:
    Sales and marketing . . . . . . . . . . . . . .      8.3      12.0
    Research and development  . . . . . . . . . . .      6.9       8.4
    General and Administrative  . . . . . . . . . .     11.0      18.3
                                                       -----     -----
Total operating expenses  . . . . . . . . . . . . .     26.3      38.7
Operating income  . . . . . . . . . . . . . . . . .     34.0      30.7
Other income (expense), net . . . . . . . . . . . .      2.8        .3
                                                       -----     -----
Income before income tax expense  . . . . . . . . .     36.8      31.0
Income tax expense  . . . . . . . . . . . . . . . .     14.7      11.8
                                                       -----     -----
Net income  . . . . . . . . . . . . . . . . . . . .     22.1%     19.2%
                                                       =====     =====

NET REVENUES

         Net revenues increased 108.6%, or $3.8 million, from $3.5 million in the three months ended March 31, 1995 to $7.3 million in the three month period ended March 31,1996. This increase in net revenues was the result of growth in the Company's OEM business and primarily attributable to growth in sales of QuickLink. OEM revenue increased by $3.8 million, or 119%, and retail revenues were consistent from period to period. The Company's OEM business became more concentrated, with the percentage of sales attributed to the Company's three largest customers rising from 64.4% in the three months ended March 31, 1995, to 85.9% in the three months ended March 31, 1996. Sales to the Company's largest customer rose from 39.9% in the three months ended March 31, 1995 to 64.9 % in the three months ended March 31, 1996. International sales rose to $781,000, increasing 24.5% from $627,000 in the three months ended March 31, 1995.

GROSS PROFIT

         Gross profit represents net revenues, less cost of sales, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit increased 80.9%, or $2.0 million, from $2.4 million in the three months ended March 31,1995, to $4.4 million, in the three months ended March 31, 1996, but decreased as a percentage of net revenues from 69.4% to 60.2%. Margins decreased as a percentage of net revenues due to a change in product format for the Company's largest customer. In the beginning of the quarter, the Company began supplying a substantial portion of its software to the customer on CD ROM format which costs considerably more then the conventional diskette format. In addition, price concessions negotiated with the Company's largest customer in the third quarter of 1995 caused gross margins to decrease as a percentage of net revenues in the three months ended March 31, 1996.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 44.4%, or $187,000, from $421,000 in the three months ended March 31, 1995, to $608,000 in the three months ended March 31, 1996. The increase in sales and marketing expenses is primarily due to additional compensation paid related to commissions and additional personnel. As a percent of net revenues, sales and marketing expenses declined to 8.3% from 12.0% of net revenues, due to the substantial growth in revenues.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses rose 72.0%, or $211,000, from $293,000 in the quarter ended March 31, 1995, to $504,000 in the quarter ended March 31, 1996. This increase was primarily attributable to the addition of software engineers in the company's Texas, Colorado, Oregon, and California offices as the Company continues to dedicate more resources to product development. As a percent of net revenues, research and development expenses declined to 6.9% from 8.4% of net revenues, due to the substantial growth in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses rose 25.8%, from $639,000 in the quarter ended March 31, 1995, to $804,000 in the quarter ended March 31, 1996. The increase is primarily attributable to general expenses related to the expansion of the Company's facilities and the addition of administrative personnel to support the Company's growth. As a percent of revenues, general and administrative expenses declined to 11.0% from 18.3% of net revenues, due to the substantial growth in revenues.

INCOME TAXES

         Prior to its initial public offering on September 22, 1995, the Company was treated as an S corporation for federal and certain state tax purposes. Subsequent to the offering, the company is taxed as a C Corporation at an effective tax rate of approximately 40%. As such, income tax expense was $1.1 million in the quarter ended March 31, 1996 as compared to $15,000 in the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $1.5 million in the three month periods ended March 31, 1996 and 1995, respectively. In the three month period ended March 31, 1996, increased net cash provided by operating activities was offset by an increase in Accounts Receivable balances. In the three month period ended March 31, 1995, net cash provided by operating activities consisted primarily of net income and increases in accounts payable, accrued liabilities and income taxes payable, partially offset by increases in accounts receivable and prepaid expenses. During the three month period ended March 31, 1996, the Company used $2.25 million in investing activities, primarily for the acquisition of the ongoing research and development activities of Performance Computing Incorporated. During the three months ended March 31, 1996, $1.9 million was used in financing activities. The balance used was attributed to the retirement a loan payable to the company's founders.

         At March 31, 1996, the Company had $16.4 million in cash and cash equivalents and $18.5 million of working capital. The Company had $5.4 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

RISK FACTORS


Fluctuations in Quarterly Operating Results. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company's recent revenue growth or its profitability will continue on a quarterly or annual basis. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Reliance on U.S. Robotics. In 1993, 1994 and 1995, U.S. Robotics (including, with respect to 1995, Megahertz, which U.S. Robotics acquired in February 1995), represented 4.9%, 35.8% and 52.1%, respectively, of the Company's net revenues. The Company expects that U.S. Robotics, which became a customer in the fourth quarter of 1993, will continue to account for a significant portion of the Company's revenues in future periods. In March 1996, the Company entered into a new one-year OEM agreement with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation. This OEM agreement superseded the previous agreement between the parties. Under the terms of the new agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and moreover may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1995 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively.

         Concentration of Customer Revenues. In addition to its reliance on U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Approximately 37.6%, 56.7% and 66.8% of the Company's net revenues in 1993, 1994 and 1995, respectively, were derived from sales of products to the Company's three largest customers, including U.S. Robotics.
The Company expects that it will continue to be dependent upon relatively large orders from these customers and a limited number of other OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Hayes Microcomputer Products ("Hayes"), one of the Company's significant OEM customers, previously acquired Practical Peripherals, another OEM customer of the Company. Hayes (including Practical Peripherals) accounted for 15.4% and 9.8% of the Company's net revenues for 1994 and 1995, respectively. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Finally, Hayes, which declared bankruptcy in 1994 , owes approximately $240,000 to the Company as of December 31, 1995. Although a portion of this receivable has been reserved, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

         Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. In 1995, 83.9% of the Company's net revenues were derived from the sale of various versions of QuickLink II Fax and 9.6% of the Company's net revenues were derived from MacComCenter, which is the QuickLink II Fax equivalent for the Macintosh market. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

         Technological Change. The communication software market for personal computers is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially adversely affected.

         There can be no assurance that the Company will successfully develop new versions of its software products that will operate on Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introductions by competitors of communication software products for Windows 95. Any such failure or delay could affect the Company's competitive position or lead to product obsolescence in the future. While the Company ships software to a number of computer manufacturers, its primary OEM customers are modem manufacturers. The Company is aware that technology is being developed to enable the functions of the modem to be performed by a chip embedded into the computer. This development, if and when it comes to market, could impair the business of those of the Company's customers that rely on the existence of a separate modem component for their continued success. A downturn in the business of one or more of its principal customers could adversely affect the Company's business, results of operations and financial condition.

         Competitive Threat from Microsoft Windows 95 and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 95, the new Microsoft operating system, includes capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink II Fax. Other operating systems, such as OS/2, offer communications capabilities as well. If the communications capabilities of Windows 95 or other operating systems are adopted by users, sales of the Company's products could decline.

         Competition. The markets in which the Company operates are highly competitive and subject to rapid changes in technology. The strategic directions of major personal computer hardware manufacturers and operating system developers are also subject to changes. The Company competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers. The Company also competes with other software companies in its efforts to acquire software technology developed by third parties. These factors may result in increased price competition. Additionally, there can be no assurance that competitors will not develop or acquire products that are superior to the Company's products or that achieve greater market acceptance.

         The Company expects that its new retail products will face significant competition. In the retail market, HotFax, the Company's principal retail product competes directly with Symantec/Delrina's WinFax Pro 7.0. Symantec/Delrina is well established in the retail distribution channel. There can be no assurance that HotFax will capture a significant share of the retail market for communication software. In the OEM distribution channel, the Company has several strong competitors, among them Symantec/Delrina and Global Village. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

         Symantec/Delrina currently make certain products that are complementary with products sold by each other.

The combined entity may be able to enhance its competitive position by bundling certain of these products to attract customers seeking integrated, cost-effective software applications. The Company also believes that the market in which it competes has been characterized by the consolidation of established communication software suppliers and that this trend, which may lead to the creation of additional large and well-financed competitors, may continue. In addition, other competitors have entered the market. Moreover, because there are low barriers to entry into the software market, the Company believes that competition will increase in the future. To remain competitive, the Company believes that it will need to make continuing investments in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments, or that it will be successful in its research and development or sales and marketing efforts.

         Symantec/Delrina and many of the Company's current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development, product performance and price, distribution and customer support and introduction by the Company and its competitors of new products. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. The Company believes that the market for its software products has been and will continue to be characterized by significant price competition. A material reduction in the price of the Company's products could negatively affect the Company's profitability.

         Many of the Company's existing and potential OEM customers are major manufacturers of modems and have substantial technological capabilities. These customers may currently be developing, or may in the future develop, products that compete directly with the Company's products and may, therefore, discontinue purchases of the Company's products. The Company's future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communication software from the Company rather than design and develop their own software. In light of the fact that the Company's customers are not contractually obligated to purchase any of the Company's products, there can be no assurance that the Company's existing OEM customers will continue to rely, or expand their reliance, on the Company as an external source for communication software.

         Dependence on New Product Offerings. The Company's future success will depend, in significant part, on its ability to successfully develop and introduce new software products and improved versions of existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. As a result of its acquisition of PCI, the Company expects to begin offering a personal computer-based video conferencing product to its OEM customers in the near future. There can be no assurance that this and other new products will be introduced on a timely basis, if at all. If new products are delayed or do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. In the past, the Company has also experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur. There can also be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such software or that any such software will be accepted in the market.

         Retail Product Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales. The Company is developing retail products with expanded functionality from its OEM products, and the Company expects to introduce other products in the retail distribution channel as well, including a retail video conferencing product with enhanced features. The ability to maintain distributor and retailer relationships is largely a function of volumes. If the Company does not meet certain minimum volume requirements, it will not be able to maintain its relationships. With unproven products and its distribution system at early stages, there can be no assurance that the Company's retail marketing plan will succeed. Further, while retail products provide higher unit revenues than OEM products, retail distribution entails significantly higher costs. These costs include advertising, trade shows, public relations and the expenses related to the development and maintenance of a sales force dedicated to the retail distribution effort. Accordingly, there can be no assurance that retail sales will provide the margins that the Company has been able to achieve on its OEM sales or that distributor and retailer minimum volume requirements will be met.

         In implementing its retail sales strategy, the Company expects to rely on distributors, retailers and value added resellers (collectively, "resellers") for the marketing and distribution of HotFax for Windows and Windows 95 and its other retail products. The Company's agreements with resellers are not expected to be exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers carry product lines that are competitive with those of the Company. There can be no assurance that these resellers will give a high priority to the marketing of the Company's products or that resellers will continue to carry the Company's products. These resellers typically are allowed to return products without charge or penalty. A component of the Company's revenue recognition policy is that the Company calculates an allowance for product returns based on its historical experience. If retail sales of the Company's products increase, the risk of product returns will increase. While the Company's revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of the Company's previous experience, causing the Company to revise its estimates and increase the allowances for such returns. Excessive or unanticipated returns could materially adversely affect the Company's business, results of operations and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will be successful in recruiting resellers to represent it. Any of these anticipated changes in the Company's distribution channels could materially adversely affect the Company's business, results of operations and financial condition.

         Potential for Undetected Errors. Software products as complex as those offered by the Company may contain undetected errors. The Company has in the past discovered software errors in certain of its products and has experienced delayed or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new or existing products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or the recall of such products, which could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company provides customer support for most of its products. The Company is preparing to launch several new products. If these products are flawed or are more difficult to use than traditional Company products, customer support costs could rise and customer satisfaction levels could fall.

         Pre-Load Software Market. The Company primarily sells its software in a form that includes a disk and a manual. Some of its customers "pre-load" the Company's software onto a hard disk. This arrangement eliminates the need for a disk and may eliminate the need for a manual. These pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company believes these facilities contribute profits to the Company. Currently, the Company produces its products on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and the Company's business, results of operations and financial condition could be adversely affected.

         Dependence Upon Key Personnel. The Company's future performance depends in significant part upon the continued service of William Smith and Rhonda Smith, the Company's co-founders, and other key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's communication software products and introduce enhanced future applications. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may need to grant additional options and provide other forms of incentive compensation to attract and retain key personnel.

         Management of Growth. The Company has recently experienced a period of significantly expanding operations and headcount, which has placed, and will continue to place, a significant strain on the Company's limited personnel and other resources. One of the Company's executive officers commenced employment with the Company in March 1996. The Company's ability to manage any future increases in the scope of its operations or headcount, should they occur, will depend on significant expansion of its manufacturing, research and development, marketing and sales, management and financial and administrative capabilities. The failure of the Company's management to effectively manage any expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

         Acquisition-Related Risks. The recent acquisition of PCI by the Company will present it with numerous challenges, including difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company and managing separate geographic operations. The process of integrating PCI's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's business, results of operations and financial condition could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisition will be realized. In particular, Smith Micro's interest in PCI is based primarily on the Company's evaluation of the market potential for PCI's new personal computer-based, video conferencing products which have yet to be proven in the marketplace. Delays in or non-completion of the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's business, results of operations and financial condition and result in a failure to realize anticipated benefits of the acquisition.

         Duplication of Software. The Company duplicates nearly all of its software at its Aliso Viejo, California facility. The Company believes that its internal duplication capability provides it with a competitive advantage since it eliminates the profit margin required by outside duplication sources and enables a high degree of scheduling control. This concentration of production does, however, expose the Company to the risk that production could be disrupted by natural disaster or other events, such as the presence of a virus in the Company's duplicators. The Company believes that it could retain outside duplication alternatives quickly, but there is no assurance that it could do so or, if such arrangements could be made, that duplication could take place in an economical or timely manner.

         Reliance on Third Party Suppliers; Shortage of Modem Chips. The Company relies on third party suppliers who provide the components used in its kitted products. These components include disks and printed manuals. Disk shortages have occurred in the past and there can be no assurance that shortages will not recur. If the Company cannot obtain a sufficient quantity of disks or other components, or cannot obtain disks or other components at prices at least comparable to prices paid currently, the Company's business, results of operations and financial condition could be adversely affected.

         Modem manufacturers purchase chips from a relatively limited number of chip manufacturers. Production problems or product quality problems experienced by a chip manufacturer could reduce modem sales or slow the growth of modem sales. Chip manufacturers have a limited capacity to produce chips. This capacity cannot be quickly expanded and the capital investment to expand capacity is high. If chip suppliers are unable to meet demand, the growth of modem sales will slow. The Company believes that chip suppliers currently lack sufficient capacity to meet the demand for certain chips used by modem manufacturers, including the Company's OEM customers. If this shortage continues, it could adversely affect sales of the Company's OEM communication software.

         International Sales. The Company presently operates in foreign markets and intends to expand its international presence. For the twelve months ended December 31, 1995, the Company generated 16.6% of its net revenues outside of the United States, up from 12.7% for the twelve months ended December 31, 1994, of these amounts, 4.8% and 5.5%, respectively, were attributable to sales to modem manufacturers located in Taiwan. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. Dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law which may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QUICKLINK GOLD, but has not yet obtained registrations for all of its trademarks in the United States or other countries, such as for the mark QUICKLINK II FAX. Until recently, the Company did not require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

         From time to time, the Company has received and may receive in the future communications from third parties asserting that the Company's trade name or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. For example, the Company has received correspondence from a third party asserting that the use by the Company of the mark QUICKLINK in the United States and Canada constitutes trademark infringement and unfair competition. The Company believes that it has meritorious defenses to the claims asserted, particularly in light of the length of time the Company has continuously used its QUICKLINK-based marks. While no litigation has been initiated by this party, the Company is attempting to resolve all such assertions. Should there be a successful challenge to the Company's use of the QUICKLINK mark or any other mark, the Company could incur significant expenses in connection with changing the name and experience a loss of goodwill related to its QUICKLINK product line. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Such claims could materially adversely affect the Company, and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses, could have a material adverse effect on its business, results of operations and financial condition.

         Litigation in the software development industry has increasingly been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company is forced to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of customers to purchase the Company's software products.

         Concentration of Ownership. As of February 29, 1996, William Smith and Rhonda Smith beneficially own, as community property, approximately 71.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         Potential Effect of Anti-Takeover Provisions. The Company's Certificate of Incorporation and Bylaws contain provisions that may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they may deem to be in their best interest. In addition, the Board of Directors has the authority to fix the rights and preferences of shares of the Company's Preferred Stock and to issue such shares, which may have the effect of delaying or preventing a change in control of the Company, without action by the Company's stockholders. Certain provisions of Delaware law applicable to the Company, including Section 203 of the Delaware General Corporation Law, could also have the effect of delaying, deferring or preventing a change of control of the Company. It is possible that the provisions in the Company's Certificate of Incorporation and Bylaws, the ability of the Board of Directors to issue the Company's Preferred Stock, and
Section 203 of the Delaware General Corporation Law may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of Common Stock.

         Possible Volatility of Stock Price. The trading price of the Common Stock is likely to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in management, announcements of technological innovations or new products by the Company, its customers or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies similar to Smith Micro, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Further, factors such as announcements of new contracts or product offerings by the Company or its competitors and market conditions for stocks similar to that of the Company could have significant impact on the market price of the Common Stock.

         Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. Subsequent to the Company's initial public offering in September 1995, the Company had 13,700,000 shares of Common Stock outstanding. Of this amount, the 9,790,000 shares held by William Smith and Rhonda Smith will be available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration of a two year lock-up agreement with the Representatives of the Underwriters of the initial public offering consummated on September 1995. However, this lock-up agreement does not preclude William Smith and Rhonda Smith from selling shares in an underwritten offering meeting certain parameters commencing no sooner than 180 days after September 19, 1995. In February 1996, options covering 2,500 shares of Common Stock became exercisable. In addition, based on options outstanding as of April 15, 1996, in May 1996, options covering an additional 48,125 shares of Common Stock will become exercisable; commencing July 1996, options covering an additional 45,500 shares will become exercisable; commencing September 1996, options covering an additional 2,500 shares will become exercisable; commencing January 1997, options covering an additional 5,061 shares will become exercisable; commencing February 1997, options covering an additional 7,500 shares will become exercisable; and commencing March 1997, options covering an additional 21,250 shares will become exercisable. Thereafter, options covering approximately 11,036 shares will become exercisable each month until approximately March 2001, based on options outstanding as of March 15, 1996, under the Company's 1995 Stock Option/Stock Issuance Plan.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 14, 1995, Norbert Hanus, a stockholder of the Company, filed suit in the United States District Court for the Central District (Southern Division) of California (the "District Court") against the Company, and William Smith, Rhonda Smith, Thomas Campbell, Frank Kavanaugh, and Charles Spear, each of whom is a current or former officer or director of the Company. The lawsuit alleged violations of the federal securities laws and purported to seek damages on behalf of stockholders who purchased the Company's Common Stock during the period from September 19, 1995 through December 11,
         1995.   Each defendant denied all such allegations.

         On or about May 2, 1996, the Hanus plaintiff and defendants stipulated to the plaintiff's voluntary dismissal, without prejudice, of the above-referenced action an lodged a proposed Stipulation and Order of Dismissal to this effect with the District Court. On May 6, 1996, the District Court accepted the parties' stipulation and entered and filed the Stipulation and Order of Dismissal, dismissing the action in its entirety without prejudice as to all defendants. The defendants did not make any payment to or otherwise compensate, directly or indirectly, the plaintiff in connection with the dismissal of the action.

Item 2.  Change in Securities
Item 3.  Default on Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Matters

Item 6.   Exhibits and Reports on Form 8-K

  Exhibit
    No.                         Title                                  Method of Filing
  -------                       -----                                  ----------------
 3.1         Amended and Restated Certificate of          Incorporated by reference to Exhibit 3.1
             Incorporation of the Company                 to the Registrant's Registration Statement
                                                          No. 33-95096
 3.2         Amended and Restated Bylaws of the           Incorporated by reference to Exhibit 3.2
             Company.                                     to the Registrant's Registration Statement
                                                          No. 33-95096

 4.1         Specimen certificate representing shares     Incorporated by reference to Exhibit 4.1
             of Common Stock of the Company.              to the Registrant's Registration Statement
                                                          No. 33-95096

 10.1        Form of Indemnification Agreement.           Incorporated by reference to Exhibit 10.1
                                                          to the Registrant's Registration Statement
                                                          No. 33-95096
 10.2        1995 Stock Option/Stock Issuance Plan.       Incorporated by reference to Exhibit 10.2
                                                          to the Registrant's Registration Statement
                                                          No. 33-95096

 10.3        Form of Notice of Grant of Stock Option      Incorporated by reference to Exhibit 10.3
             under 1995 Stock Option/Stock Issuance       to the Registrant's Registration Statement
             Plan.                                        No. 33-95096

 10.4        Form of 1995 Stock Option Agreement under    Incorporated by reference to Exhibit 10.4
             1995 Stock Option /Stock Issuance Plan.      to the Registrant's Registration Statement
                                                          No. 33-95096

 10.5        Form of 1995 Stock Purchase Agreement        Incorporated by reference to Exhibit 10.5
             under 1995 Stock Option/Stock Issuance       to the Registrant's Registration Statement
             Plan.                                        No. 33-95096

 10.6        Distribution License Agreement dated         Incorporated by reference to Exhibit 10.6
             September 30, 1991, by and between the       to the Registrant's Registration Statement
             Company and Crandell Development             No. 33-95096
             Corporation.

 10.7        Application Program Interface Retail         Incorporated by reference to Exhibit 10.7
             License Agreement July 28, 1992 by and       to the Registrant's Registration Statement
             between the Company and Rockwell             No. 33-95096
             International Corporation.

 10.8        Application Program Interface License        Incorporated by reference to Exhibit 10.8
             Agreement July 28, 1992 by and between the   to the Registrant's Registration Statement
             Company and Rockwell International           No. 33-95096
             Corporation.

 10.9        Rockwell High Speed Interface License        Incorporated by reference to Exhibit 10.9
             Agreement dated June 2, 1994, by and         to the Registrant's Registration Statement
             between the Company and Rockwell             No. 33-95096
             International Corporation.

 10.10       Letter Agreement dated February 22, 1994,    Incorporated by reference to Exhibit 10.10
             by and between the Company and Rockwell      to the Registrant's Registration Statement
             International Corporation.                   No. 33-95096

  Exhibit
    No.                         Title                                  Method of Filing
  -------                       -----                                  ----------------
 10.11       Letter Agreement dated April 22, 1993, by    Incorporated by reference to Exhibit 10.11
             and between the Company and Rockwell         to the Registrant's Registration Statement
             International Corporation.                   No. 33-95096

 10.12       Software Distribution Agreement dated May    Incorporated by reference to Exhibit 10.12
             8, 1995, by and between the Company and      to the Registrant's Registration Statement
             International Business Machines              No. 33-95096
             Corporation.

 10.13       Office Building Lease, dated June 10,        Incorporated by reference to Exhibit 10.13
             1992, by and between the Company and         to the Registrant's Registration Statement
             Developers Venture Capital Corporation.      No. 33-95096

 10.14       Amendment No. 1 To Office Building Lease,    Incorporated by reference to Exhibit 10.14
             dated July 9, 1993, by and between the       to the Registrant's Registration Statement
             Company and Pioneer Bank.                    No. 33-95096

 10.15       Amendment No. 2 To Office Building Lease,    Incorporated by reference to Exhibit 10.15
             dated August 15, 1994, by and between the    to the Registrant's Registration Statement
             Company and T&C Development .                No. 33-95096

 10.16       Fourth Addendum to Office Building Lease,    Incorporated by reference to Exhibit 10.16
             dated April 21, 1995, by and between the     to the Registrant's Registration Statement
             Company and T&C Development.                 No. 33-95096

 10.17       Form of Promissory Note related to S         Incorporated by reference to Exhibit 10.17
             Corporation Distribution.                    to the Registrant's Registration Statement
                                                          No. 33-95096

 10.18       Smith Micro Software, Inc. Authorized OEM    Incorporated by reference to Exhibit 10.18
             Agreement, dated July 1, 1995, by and        to the Registrant's Registration Statement
             between the Company and U.S. Robotics        No. 33-95096
             Access Corp.

 10.19       Office Building Lease, dated March 1,        Incorporated by reference to Exhibit 10.19
             1994, by and between Performance Computing   to the Registrant's Form 10K filed with
             Incorporated and Petula Associates,          the Commission on April 1, 1996.
             Ltd./KC Woodside.

 10.20       Agreement and Plan of Merger by and          Incorporated by reference to Exhibit 2 to
             between Smith Micro Software, Inc.,          the Registrant's Current Report on Form 8-
             Performance Computing Incorporated and PCI   K filed with the Commission on March 28,
             Video Products, Inc. dated as of March 14,   1996
             1996.

 21.1        Subsidiaries of Registrant.                  Incorporated by reference to Exhibit 21.1
                                                          to the Registrant's Form 10K filed with
                                                          the Commission on April 1, 1996.

 27          Financial Data Schedule.                     Filed Herewith

(b) REPORTS ON FORM 8-K

On March 28, 1996, the Company filed a Form 8-K in connection with its acquisition of Performance Computing Incorporated, an Oregon corporation. Financial statements of Performance Computing Incorporated prepared in accordance with Regulation S-X and pro forma financial statements of the Company required to be filed were not available at the time of filing the 8-K. Such financial statements will be filed by the Company as soon as practicable by an amended Current Report on Form 8-K to be filed within sixty (60) days after the filing of the Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Smith Micro Software, Inc.

May 14, 1996                            By  /s/ WILLIAM W. SMITH, JR.
                                            -----------------------------
                                            William W. Smith, Jr.
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


May 14, 1996                            By  /s/ ROBERT E. GRICE, JR.
                                            -----------------------------
                                            Robert E. Grice, Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer)