Form 10-Q/A
period 1996-03-31
SMITH MICRO SOFTWARE INC
filed 1996-06-10
CIK 948708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A*


                              --------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1996


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


* The Company is filing this Form 10-Q/A to correct certain typographical errors contained in the balance sheet and income statement which were part of the Form 10-Q filed on May 14, 1996. Specifically, Common Stock for December 31, 1995, is changed to 14 from 17, Research and Development Expenses for the quarter ended March 31, 1996 is changed to 504 from 804, and Other Income for the period ended March 31, 1996, is being changed to 207 from 270. The correct totals for net income and earnings per share for each classification were correctly reported in the Form 10-Q as previously filed.

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

PART I - FINANCIAL INFORMATION

                           SMITH MICRO SOFTWARE, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             MARCH 31,   DECEMBER 31,
                                                                               1996          1995
                                                                             ---------   -----------
CURRENT ASSETS

     Cash & Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . .     $16,394      $19,020
     Accounts Receivable, net of allowances for doubtful accounts
       and other adjustments of $634 (1996) and $518 (1995) . . . . . . .       5,404        3,400
     Deferred Tax Asset . . . . . . . . . . . . . . . . . . . . . . . . .          40           40
     Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         564          443
     Prepaids and Other Assets  . . . . . . . . . . . . . . . . . . . . .         224          207
                                                                              -------      -------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . . .      22,626       23,110

     Equipment and Improvements, net  . . . . . . . . . . . . . . . . . .         589          552
     Intangible Assets  . . . . . . . . . . . . . . . . . . . . . . . . .         551            -

                                                                              -------      -------
                                                                                1,140          552
                                                                              -------      -------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $23,766      $23,662
                                                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,460         $908
     Accrued Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       1,651          495
     Income Tax Payable . . . . . . . . . . . . . . . . . . . . . . . . .       1,026           79
     Distributions Payable to Shareholders  . . . . . . . . . . . . . . .           -        1,935
                                                                              -------      -------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .       4,137        3,417

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share: authorized
       5,000,000 shares; none issued and outstanding  . . . . . . . . . .
     Common stock, par value $.001 per share: authorized
       20,000,000 shares; issued and outstanding 14,050,000
       (1996) and 13,700,000 (1995) . . . . . . . . . . . . . . . . . . .          14           14
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .      21,090       18,146
     Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,475)        2,085
                                                                              -------      -------
       Total Stockholder's Equity . . . . . . . . . . . . . . . . . . . .      19,629       20,245
                                                                              -------      -------
TOTAL Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .     $23,766      $23,662
                                                                              =======      =======


See notes to financial statements.

                           SMITH MICRO SOFTWARE, INC.
                              STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                                 (UNAUDITED)
                                                              1996         1995
                                                             ------       ------
                                                            -------       ------
Net Revenues  . . . . . . . . . . . . . . . . . . . . .     $ 7,290       $3,495
Cost of Sales . . . . . . . . . . . . . . . . . . . . .       2,899        1,068
                                                            -------       ------
Gross Margin  . . . . . . . . . . . . . . . . . . . . .       4,391        2,427
Operating Expenses:
  Sales & Marketing . . . . . . . . . . . . . . . . . .         608          421
  Research & Development  . . . . . . . . . . . . . . .         504          293
  General & Administrative  . . . . . . . . . . . . . .         804          639
                                                            -------       ------
Total Operating Expenses  . . . . . . . . . . . . . . .       1,916        1,353
Operating Income before acquired
  R&D expenses  . . . . . . . . . . . . . . . . . . . .       2,475        1,074

Acquired Research & Development expense . . . . . . . .       5,169            -
Other Income, net . . . . . . . . . . . . . . . . . . .         207           10
                                                            -------       ------
Income (Loss) Before Income Tax . . . . . . . . . . . .      (2,487)       1,084
Income Tax Expense  . . . . . . . . . . . . . . . . . .       1,073           15
                                                            -------       ------
Net Income (Loss) . . . . . . . . . . . . . . . . . . .     ($3,560)      $1,069
                                                            =======       ======
Proforma Information
Historical Income (Loss)before Taxes  . . . . . . . . .     ($2,487)     $1,084
Provision for Income Taxes  . . . . . . . . . . . . . .       1,073         414(2)
Pro Forma Net Income (Loss) . . . . . . . . . . . . . .     ($3,560)        670
Pro Forma Net Income (Loss) per Share . . . . . . . . .      ($0.26)      $0.05

Weighted Average Shares Outstanding . . . . . . . . . .      13,814      12,500

Supplemental Information
Pro Forma Income prior to
  acquired R&D expenses . . . . . . . . . . . . . . . .      $2,682(1)   $1,084
Provision for Income Taxes  . . . . . . . . . . . . . .       1,073         414
Pro Forma Net Income  . . . . . . . . . . . . . . . . .       1,609         670
Pro Forma Net Income per Share
  prior to acquired R&D expenses  . . . . . . . . . . .       $0.12       $0.05

Weighted Average Shares Outstanding . . . . . . . . . .      13,814      12,500


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
             1996.

 21.1        Subsidiaries of Registrant.                  Incorporated by reference to Exhibit 21.1
                                                          to the Registrant's Form 10K filed with
                                                          the Commission on April 1, 1996.

 27          Financial Data Schedule.                     Filed Herewith

(b) REPORTS ON FORM 8-K

On March 28, 1996, the Company filed a Form 8-K in connection with its acquisition of Performance Computing Incorporated, an Oregon corporation. Financial statements of Performance Computing Incorporated prepared in accordance with Regulation S-X and pro forma financial statements of the Company required to be filed were filed on Form 8-KA on May 28, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Smith Micro Software, Inc.

June 10, 1996                           By  /s/ WILLIAM W. SMITH, JR.
                                            -----------------------------
                                            William W. Smith, Jr.
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


June 10, 1996                           By  /s/ ROBERT E. GRICE, JR.
                                            -----------------------------
                                            Robert E. Grice, Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer)