Form 10-Q
period 1996-06-30
SMITH MICRO SOFTWARE INC
filed 1996-08-14
CIK 948708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                              --------------------

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26536

                           SMITH MICRO SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              --------------------

                 DELAWARE                                           33-0029027
                 --------                                           ----------

   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER INCORPORATION OR
              ORGANIZATION)                                    IDENTIFICATION NUMBER)

   51 COLUMBIA, SUITE 200, ALISO VIEJO, CA                             92656
   ---------------------------------------                             -----
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


                              YES (X)    NO (   )

  As of July 31, 1996, there were 14,074,700 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.


                                   FORM 10-Q


                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION

                CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995      3

                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED
                JUNE 30, 1996 AND JUNE 30, 1995                                                        4

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                JUNE 30, 1996 AND JUNE 30, 1995                                                        5

                NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                               6

                MANAGEMENT'S DISCUSSION AND ANALYSIS                                                   8

PART II         OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                                                     22

     ITEM 2.    CHANGES IN SECURITIES                                                                 22

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                       22

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   22

     ITEM 5.    OTHER MATTERS                                                                         22

     ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K                                                      22

SIGNATURES                                                                                            24

PART I - FINANCIAL INFORMATION


                           SMITH MICRO SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                            JUNE 30,      DECEMBER 31,
                                                                              1996            1995
                                                                          -----------     ------------
                                                                          (UNAUDITED)
 CURRENT ASSETS
      Cash & Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . .  $16,079         $19,020
      Accounts Receivable, net of allowances for doubtful accounts
        and other adjustments of $1,041 (1996) and $518 (1995)                4,399           3,400
      Income Tax Receivable. . . . . . . . . . . . . . . . . . . . . . . .      468               -
      Deferred Tax Asset . . . . . . . . . . . . . . . . . . . . . . . . .       40              40
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      509             443
      Prepaids and Other Assets  . . . . . . . . . . . . . . . . . . . . .      306             207
                                                                            -------         -------
          Total Current Assets . . . . . . . . . . . . . . . . . . . . . .   21,801          23,110
      Equipment and Improvements, net  . . . . . . . . . . . . . . . . . .      631             552
      Intangible Assets  . . . . . . . . . . . . . . . . . . . . . . . . .      505               -
                                                                            -------         -------
                                                                              1,136             552
                                                                            -------         -------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $22,937         $23,662
                                                                            =======         =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
      Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $   851         $   908
      Accrued Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .    1,208             495
      Income Tax Payable . . . . . . . . . . . . . . . . . . . . . . . . .        -              79
      Distributions Payable to Shareholders  . . . . . . . . . . . . . . .        -           1,935
                                                                            -------         -------
      Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .    2,059           3,417
 COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . .        -               -
 STOCKHOLDERS' EQUITY
      Preferred stock, par value $0.001 per share: authorized
        5,000,000 shares; none issued and outstanding                             -               -
      Common stock, par value $.001 per share: authorized
        20,000,000 shares; issued and outstanding 14,074,700
        (1996) and 13,700,000 (1995) . . . . . . . . . . . . . . . . . . .       14              14
      Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .   21,250          18,146
      Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .     (386)          2,085
                                                                            -------         -------
        Total Stockholder's Equity . . . . . . . . . . . . . . . . . . . .   20,878          20,245
                                                                            -------         -------
 TOTAL Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .  $22,937         $23,662
                                                                            =======         =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                 (UNAUDITED)                (UNAUDITED)
                                             1996        1995           1996          1995
                                            -------      ------        -------      --------
 Net Revenues  . . . . . . . . . . .         $6,016        $4,528      $13,306        $8,023
 Cost of Sales . . . . . . . . . . .          1,864         1,415        4,763         2,483
                                              -----         -----        -----         -----
 Gross Margin  . . . . . . . . . . .          4,152         3,113        8,543         5,540
 Operating Expenses:
   Sales & Marketing . . . . . . . .            675           588        1,283         1,009
   Research & Development  . . . . .            948           498        1,452           791
   General & Administrative  . . . .            937           674        1,741         1,313
                                                ---           ---        -----         -----
 Total Operating Expenses  . . . . .          2,560         1,760        4,476         3,113
 Operating Income before acquired
   R&D expenses  . . . . . . . . . .          1,592         1,353        4,067         2,427
 Acquired Research & Development
   expense . . . . . . . . . . . . .              -             -        5,169             -
 Other Income, net . . . . . . . . .            262            12          469            22
                                                ---         -----         ----          ----
 Income (Loss) Before Income Tax . .          1,854         1,365        (633)         2,449
 Income Tax Expense  . . . . . . . .            743            19        1,838            34
                                              -----            --        -----            --
 Net Income (Loss) . . . . . . . . .         $1,111        $1,346     ($2,471)        $2,415
                                             ======        ======     ========        ======
 PROFORMA INFORMATION
 Pro Forma Income prior to acquired
   Research & Development
   expenses. . . . . . . . . . . . .         $1,854(A)     $1,365       $4,536(A)     $2,449

 Provision for Income Taxes  . . . .            743           508(B)     1,838           901(B)
 Pro Forma Net Income (Loss) . . . .          1,111           857        2,698         1,548
 Pro Forma Net Income (Loss) per
 Share prior to acquired R&D
   expenses. . . . . . . . . . . . .           0.08          0.07         0.19          0.12

 Net Income (Loss) before
   Taxes . . . . . . . . . . . . . .         $1,854        $1,365        ($633)       $2,499
 Provision for Income Taxes  . . . .            743           508(B)     1,838           901(B)
 Pro Forma Net Income (Loss) . . . .          1,111           857       (2,471)        1,548
 Pro Forma Net Income per Share
   prior to acquired R&D expenses. .           0.08          0.07        (0.18)         0.12

 Weighted Average Shares Outstanding         14,327        12,500       14,046        12,500

Note A: During the first quarter of 1996, Smith Micro acquired Performance Computing, Inc. This resulted in a one-time pre-tax charge in the quarter of $5.169 million. Proforma income data is presented to show the comparable business operations exclusive of this one-time charge.

Note B: Prior to the public offering of the Company's common stock, the Company was taxed as an S Corporation for Federal and State tax purposes. Concurrent with the public offering concluded in September, 1995, the Company began to be taxed as a C Corporation. Pro Forma income data is presented to show the tax provision as if the Company had been a C Corporation throughout all periods. Pro Forma amounts for 1995 do not reflect a reduction in Founder's compensation which was concurrent with the company going public.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                      FOR THE SIX MONTHS
                                                        ENDED JUNE 30,
                                                         (UNAUDITED)
                                                     --------      --------
                                                       1996          1995
                                                     --------      --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss) . . . . . . . . . . . . . .        ($2,471)       $2,415
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Writeoff of in process research and
 development due to Performance Computing
 Incorporated acquisition  . . . . . . . . . .          5,169            -
 Depreciation and Amortization . . . . . . . .            186          103
 Provision for doubtful accounts and other
   adjustments to accounts receivable  . . . .            272          104
 Change in Operating Accounts:
   Accounts Receivable, net  . . . . . . . . .        (1,060)        (693)
   Income Tax Receivable . . . . . . . . . . .          (468)            -
   Inventories . . . . . . . . . . . . . . . .           (66)           41
   Prepaid Expenses and Other Current  . . . .           (88)          (6)
   Accounts Payable  . . . . . . . . . . . . .          (165)          323
   Accrued Liabilities . . . . . . . . . . . .           (63)          396
   Income Tax Payable  . . . . . . . . . . . .          (134)            -
                                                        -----       ------
 Net Cash Provided (Used) by Operating
   Activities  . . . . . . . . . . . . . . . .          1,110        2,683
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of PCI  . . . . . . . . . . . . .        (2,100)            -
 Capital Expenditures  . . . . . . . . . . . .          (172)        (156)
                                                        -----        -----
 Net Cash Provided (Used) by Investing
   Activities  . . . . . . . . . . . . . . . .        (2,272)        (156)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the Exercise of Stock Options             160
 Repayment of Notes Payable to Founders  . . .        (1,935)      (1,789)
                                                      -------      -------
 Net Cash Provided (Used) by Financing
   Activities  . . . . . . . . . . . . . . . .        (1,775)      (1,789)
                                                      =======      =======
 NET CHANGE IN CASH & CASH EQUIVALENTS . . . .       ($2,941)         $738
                                                     ========         ====
 CASH & CASH EQUIVALENTS, Beginning of Period         $19,020         $632
 CASH & CASH EQUIVALENTS, End of Period  . . .        $16,079       $1,370
                                                      =======       ======
 SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
 Cash paid during the period for:
 Interest  . . . . . . . . . . . . . . . . . .     $       41        $   0
 Income Taxes  . . . . . . . . . . . . . . . .          2,195           36
                                                        =====           ==
                                                       $2,236          $36
                                                       ======          ===
 Detail of businesses acquired in purchase
   transactions:
 Acquired in-process research and development
   costs . . . . . . . . . . . . . . . . . . .         $5,169          n/a
 Fair value of assets acquired . . . . . . . .           $796          n/a
 Common Stock Issued in acquisition  . . . . .         $2,944          n/a
 Cash paid for acquisition . . . . . . . . . .         $2,100          n/a
 Liabilities assumed or created  . . . . . . .           $921          n/a

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited financial statements have been prepared by Smith Micro Software, Inc. (the "Company") pursuant to Securities and Exchange Commission regulations. On March 14, 1996, the Company acquired Performance Computing Incorporated (PCI), a video software application provider. The periods presented in the financial statements include PCI's operations from the date of acquisition (Note 4). In the opinion of management, such information contains all adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1995.

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

2.       SUPPLEMENTAL PRO FORMA INFORMATION

         Acquired Research and Development - On March 14, 1996, the Company acquired the ongoing research and development activities of Performance Computing, Inc. This resulted in a one-time pre-tax charge of $5.169 million in the the first quarter of 1996. The proforma income data is shown to compare the ongoing business operations exclusive of this one-time pre-tax charge.

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

         Pro Forma Net Income Per Share - Pro forma net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period. The dilutive effect of such common stock equivalents is computed using the treasury stock method. For purposes of such computation, 691,469 shares included for options issued since May, 1995 at an average exercise price of $7.93 per share are treated as outstanding for all periods presented.

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

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. Sales to U.S. Robotics (including, for 1995, sales to Megahertz which U.S. Robotics acquired in February 1995), in particular, which became a customer in the fourth quarter of 1993, accounted for approximately 4.9%, 35.8%, 52.1% and 58.6% of the Company's net revenues for the years ended 1993, 1994, 1995, and the six months ended June 30, 1996, respectively. During 1993, 1994 and 1995, the Company's three largest customers, including U.S. Robotics, accounted for 37.6%, 56.7% and 66.8%, respectively, of net revenues. For the six months ended June 30, 1996 the Company's three largest customers, including U.S. Robotics, accounted for 74.8% of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

         In March 1996, the Company entered into a one-year OEM agreement with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation which agreement superseded the previous agreement between the parties. This agreement was amended and restated in June of 1996 and runs until April 1997. Under the terms of the new agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp.

has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by U.S. Robotics at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1995 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively.

         Based on indications from current Motorola orders, the Company believes that Motorola could become a significant customer. The Company entered into a one-year agreement with Motorola in January 1996 to provide retail and OEM products to Motorola's PCMCIA Division and Information Systems Group. This agreement is automatically renewable for consecutive one-year terms, but either party may terminate the agreement at the end of the then-current term by providing 60 days notice to the other party. Moreover, as with the U.S. Robotics Access Corp. agreement, the Motorola agreement does not require Motorola to purchase any minimum quantity of Smith Micro products and, as a result, there can be no assurance that Motorola will order any additional products or that it will develop into a substantial customer of the Company.

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


                                                                     THREE MONTHS                   SIX MONTHS
                                                                        ENDED                          ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                  -----------------             -----------------
                                                                  1996         1995             1996         1995
                                                                  ----         ----             ----         ----
          Net revenues  . . . . . . . . . . . . . . . . . .       100.0%       100.0%           100.0%       100.0%
          Cost of sales . . . . . . . . . . . . . . . . . .        31.0         31.3             35.8         30.9
                                                                  -----        -----             ----         ----
          Gross profit  . . . . . . . . . . . . . . . . . .        69.0         68.7             64.2         69.1
          Operating expenses:
              Sales and marketing . . . . . . . . . . . . .        11.2         13.0              9.6         12.6
              Research and development                             15.8         11.0             10.9          9.9
              General and Administrative  . . . . . . . . .        15.6         14.9             13.1         16.4
                                                                   ----         ----             ----         ----
          Total operating expenses  . . . . . . . . . . . .        42.6         38.9             33.6         38.9
          Operating income  . . . . . . . . . . . . . . . .        26.5         29.8             30.6         30.2
          In-Process R&D Expense  . . . . . . . . . . . . .           -            -             38.8            -
          Other income (expense), net . . . . . . . . . . .         4.4           .3              3.5           .3
                                                                    ---           --              ---           --
          Income before income tax expense  . . . . . . . .        30.8         30.1             (4.7)        30.5
          Income tax expense  . . . . . . . . . . . . . . .        12.4          0.4             13.8          0.4
                                                                   ----          ---             ----          ---
          Net income  . . . . . . . . . . . . . . . . . . .        18.5%        29.7%           (18.5%)       30.1%
                                                                   ====         ====            =====         ====

NET REVENUES

         Net revenues increased 32.9%, or $1.5 million, from $4.5 million in the three months ended June 30, 1995 to $6.0 million in the three month period ended June 30, 1996. This increase in revenue was primarily attributable to an increase in retail revenue. The retail business growth was primarily driven by the introduction of the company's POTS based videoconferencing software product, AudioVision.

         Net revenues increased 65.8%, or $5.3 million, from $8.0 million in the six months ended June 30, 1995 to $13.3 million in the six month period ended June 30, 1996. This increase in revenue was attributable to growth in the OEM business, primarily QuickLink, in the first quarter of 1996 and an increase in retail revenue in the second quarter of 1996.

        Certain of the Company's significant customers and other modem manufacturers have recently announced that during the most recently completed quarter there was an increase of inventory in the channel which may reduce their rates of growth in subsequent quarters. The rate at which this inventory moves out of the channel could have a significant impact on the Company's net revenues and operating results in subsequent quarters.

GROSS PROFIT

         Gross profit represents net revenues, less cost of sales, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit increased 33.4%, or $1.0 million, from $3.1 million in the three months ended June 30, 1995, to $4.1 million, in the three months ended June 30, 1996. As a percentage of net revenues, gross profits increased 0.2% from 68.8% in the three months ended June 30,1995, to 69.0% in the three months ended June 30, 1996.

         Gross profit increased 54.2%, or $3.0 million, from $5.5 million in the six months ended June 30,1995, to $8.5 million, in the six months ended June 30, 1996. As a percentage of net revenues, gross profits decreased 4.9% from 69.1% in the six months ended June 30, 1995, to 64.2% in the six months ended June 30, 1996.

         Gross profit as a percentage of net revenues decreased from 69.1% to 64.2% for the six month period ended June 30, 1996, compared to the same period in the prior year. In the first quarter of 1996, the Company began supplying a substantial portion of its software to its largest customer on CD ROM format, which costs considerably more than the conventional diskette format, which was the primary reason for lower margins in the first quarter. During the second quarter of 1996, the Company changed the product format for this customer to a royalty based arrangement, which along with increased retail sales, improved the margins from the first quarter.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 14.8%, or $87,000, from $588,000 in the three months ended June 30, 1995, to $675,000 in the three months ended June 30, 1996. The increase in sales and marketing expenses is primarily due to additional personnel as well as promotional campaigns in the retail channel. As a percent of net revenues, sales and marketing expenses declined to 11.2% from 13.0% of net revenues, due to the substantial growth in revenues.

          Sales and marketing expenses increased 27.2%, or $274,000, from $1,009,000 in the six months ended June 30, 1995, to $1,283,000 in the six months ended June 30, 1996. The increase in sales and marketing expenses is primarily due to additional personnel as well as promotional campaigns in the retail channel. As a percent of net revenues, sales and marketing expenses declined to 9.6% from 12.6% of net revenues, due to the substantial growth in revenues.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses rose 90.4%, or $450,000, from $498,000 in the three months ended June 30, 1995, to $948,000 in the three months ended June 30, 1996. This increase was primarily due to the addition of staff as a result of the acquisition of Perfomance Computing Inc., late in the first quarter of 1996 as well as addition of software engineers in the company's Texas, Colorado, and California offices As a percent of net revenues, research and development expenses increased to 15.8% from 11.0% of net revenues, as the Company dedicated more resources to product development.

         Research and development expenses rose 83.6%, or $661,000, from $791,000 in the six months ended June 30, 1995, to $1,452,000 in the six months ended June 30, 1996. This increase was primarily due to the addition of staff as a result of the acquisition of Perfomance Computing Inc., late in the first quarter of 1996 as well as addition of software engineers in the company's Texas, Colorado, and California offices as the Company continues to dedicate more resources to product development. As a percent of net revenues, research and development expenses increased to 10.9% from 9.9% of net revenues, due to the additional personnel.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses rose 39.0%, from $674,000 in the three months ended June 30, 1995, to $937,000 in the three months ended June 30, 1996. The increase is primarily attributable to general expenses related to the expansion of the Company's facilities and the addition of administrative personnel to support the Company's growth. As a percent of net revenues, general and administrative expenses increased to 15.6% from 14.9% of net revenues.

         General and administrative expenses rose 32.6%, from $1,313,000 in the six months ended June 30, 1995, to $1,741,000 in the six months ended June 30, 1996. The increase is primarily attributable to general expenses related to the expansion of the Company's facilities and the addition of administrative personnel to support the Company's growth. As a percent of net revenues, general and administrative expenses decreased to 13.1% from 16.4% of net revenues, due to the substantial growth in revenues.

INCOME TAXES

         Prior to its initial public offering on September 22, 1995, the Company was treated as an S corporation for federal and certain state tax purposes. Subsequent to the offering, the company is taxed as a C Corporation at an effective tax rate of approximately 40%. As such, income tax expense was $743,000 in the quarter ended June 30, 1996 as compared to $19,000 in the quarter ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $1.1 million in the six month periods ended June 30, 1996 as compared to $2.7 million in the six month periods ended June 30, 1995. In the six month period ended June 30, 1996, increased net cash provided by operating activities was offset by an increase in Accounts Receivable and a decrease in payable balances. During the six month period ended June 30, 1996, the Company used $2.3 million in investing activities, primarily for the acquisition of the ongoing research and development activities of Performance Computing Incorporated in the first quarter of 1996. During the six months ended June 30, 1996, $1.7 million was used in financing activities. The balance used was attributed to the retirement a loan payable to the company's founders, partially offset by the proceeds from the exercise of employee stock options.

         At June 30, 1996, the Company had $16.1 million in cash and cash equivalents and $19.7million of working capital. The Company had $4.4 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

RISK FACTORS

         Fluctuations in Quarterly Operating Results. Certain of the Company's significant customers and other modem manufacturers have recently announced that during the most recently completed quarter there was an increase of inventory in the channel which may reduce their rates of growth during subsequent quarters. The rate at which this inventory is moved out of the channel could have a significant impact on the Company's operating results in future quarters. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company's recent revenue growth or its profitability will continue on a quarterly or annual basis. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

         Concentration of Customer Revenues. In addition to its reliance on U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Approximately 37.6%, 56.7% and 66.8% of the Company's net revenues in 1993, 1994 and 1995, respectively, were derived from sales of products to the Company's three largest customers, including U.S. Robotics. The Company expects that it will continue to be dependent upon relatively large orders from these customers and a limited number of other OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Hayes Microcomputer Products ("Hayes"), one of the Company's significant OEM customers, previously acquired Practical Peripherals, another OEM customer of the Company. Hayes (including Practical Peripherals) accounted for 15.4% and 9.8% of the Company's net revenues for 1994 and 1995, respectively. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains adequate allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

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

         Concentration of Ownership. As of June 30, 1996, William Smith and Rhonda Smith beneficially own, as community property, approximately 69.6% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

         Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. At June 30, 1996, the Company had 14,074,700 shares of Common Stock outstanding. Of this amount, the 9,790,000 shares held by William Smith and Rhonda Smith will be available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration of a two year lock-up agreement with the Representatives of the Underwriters of the initial public offering consummated on September 1995. However, this lock-up agreement does not preclude William Smith and Rhonda Smith from selling shares in an underwritten offering meeting certain parameters commencing no sooner than 180 days after September 19, 1995. In February 1996, options covering 2,500 shares of Common Stock became exercisable. In addition, based on options outstanding as of June 30, 1996, in May 1996, options covering an additional 41,950 shares of Common Stock became exercisable; commencing July 1996, options covering an additional 43,000 shares became exercisable; commencing September 1996, options covering an additional 2,375 shares will become exercisable; commencing January 1997, options covering an additional 5,061 shares will become exercisable; commencing February 1997, options covering an additional 7,500 shares will become exercisable; and commencing March 1997, options covering an additional 58,606 shares will become exercisable. Thereafter, options covering approximately 14,406 shares will become exercisable each month until approximately March 2001, based on options outstanding as of June 30, 1996, under the Company's 1995 Stock Option/Stock Issuance Plan.

PART II -- OTHER INFORMATION


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

     On or about May 2, 1996, the Hanus plaintiff and defendants stipulated to the plaintiff's voluntary dismissal, without prejudice, of the above-referenced action and lodged a proposed Stipulation and Order of Dismissal to this effect with the District Court. On May 6, 1996, the District Court accepted the parties' stipulation and entered and filed the Stipulation and Order of Dismissal, dismissing the action in its entirety without prejudice as to all defendants. The defendants did not make any payment to or otherwise compensate, directly or indirectly, the plaintiff in connection with the dismissal of the action.

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT
       NO.                    TITLE                                              METHOD OF FILING
     -------  ------------------------------------------           ------------------------------------------
         3.1  Amended and Restated Certificate of                  Incorporated by reference to Exhibit 3.1
              Incorporation of the Company                         to the Registrant's Registration Statement
                                                                   No. 33-95096
         3.2  Amended and Restated Bylaws of the                   Incorporated by reference to Exhibit 3.2
              Company.                                             to the Registrant's Registration Statement
                                                                   No. 33-95096
         4.1  Specimen certificate representing                    Incorporated by reference to Exhibit 4.1
              shares of Common Stock of the Company.               to the Registrant's Registration Statement
                                                                   No. 33-95096
        10.1  Form of Indemnification Agreement.                   Incorporated by reference to Exhibit 10.1
                                                                   to the Registrant's Registration Statement
                                                                   No. 33-95096
        10.2  1995 Stock Option/Stock Issuance Plan.               Incorporated by reference to Exhibit 10.2
                                                                   to the Registrant's Registration Statement
                                                                   No. 33-95096
        10.3  Form of Notice of Grant of Stock Option              Incorporated by reference to Exhibit 10.3
              under 1995 Stock Option/Stock Issuance Plan.         to the Registrant's Registration Statement
                                                                   No. 33-95096
        10.4  Form of 1995 Stock Option Agreement under            Incorporated by reference to Exhibit 10.4
              1995 Stock Option /Stock Issuance Plan.              to the Registrant's Registration Statement
                                                                   No. 33-95096
        10.5  Form of 1995 Stock Purchase Agreement                Incorporated by reference to Exhibit 10.5
              under 1995 Stock Issuance Plan.                      to the Registrant's Registration Statement
                                                                   No. 33-95096
        10.6  Distribution License Agreement dated                 Incorporated by reference to Exhibit 10.6
              September 30, 1991, by and between the               to the Registrant's Registration Statement
              Company and Crandell Development Corporation.        No. 33-95096
        10.7  Application Program Interface Retail                 Incorporated by reference to Exhibit 10.7
              License Agreement July 28, 1992 by and               to the Registrant's Registration Statement
              between the Company and Rockwell                     No. 33-95096
              International Corporation.
        10.8  Application Program Interface License                Incorporated by reference to Exhibit 10.8
              Agreement July 28, 1992 by and between the           to the Registrant's Registration Statement
              Company and Rockwell International Corporation.      No. 33-95096
        10.9  Rockwell High Speed Interface License                Incorporated by reference to Exhibit 10.9
              Agreement dated June 2, 1994, by and                 to the Registrant's Registration Statement
              between the Company and Rockwell                     No. 33-95096

                           International Corporation.
                   10.10   Letter Agreement dated February 22, 1994,            Incorporated by reference to Exhibit 10.10
                           by and between the Company and Rockwell              to the Registrant's Registration Statement
                           International Corporation.                           No. 33-95096
                   10.111  Letter Agreement dated April 22, 1993, by            Incorporated by reference to Exhibit 10.11
                           and between the Company and Rockwell                 to the Registrant's Registration Statement
                           International Corporation.                           No. 33-95096
                    10.12  Software Distribution Agreement dated May            Incorporated by reference to Exhibit 10.12
                           8, 1995, by and between the Company and              to the Registrant's Registration Statement
                           International Business Machines Corporation.         No. 33-95096
                    10.13  Office Building Lease, dated June 10,                Incorporated by reference to Exhibit 10.13
                           1992, by and between the Company and                 to the Registrant's Registration Statement
                           Developers Venture Capital Corporation.              No. 33-95096
                    10.14  Amendment No. 1 To Office Building Lease,            Incorporated by reference to Exhibit 10.14
                           dated July 9, 1993, by and between the               to the Registrant's Registration Statement
                           Company and Pioneer Bank.                            No. 33-95096
                    10.15  Amendment No. 2 To Office Building Lease,            Incorporated by reference to Exhibit 10.15
                           dated August 15, 1994, by and between the            to the Registrant's Registration Statement
                           Company and T&C Development .                        No. 33-95096
                    10.16  Fourth Addendum to Office Building Lease,            Incorporated by reference to Exhibit 10.16
                           dated April 21, 1995, by and between the             to the Registrant's Registration Statement
                           Company and T&C Development.                         No. 33-95096
                    10.17  Form of Promissory Note related to                   Incorporated by reference to Exhibit 10.17
                           S Corporation Distribution.                          to the Registrant's Registration Statement
                                                                                No. 33-95096
                    10.18  Smith Micro Software, Inc. Authorized OEM            Incorporated by reference to Exhibit 10.18
                           Agreement, dated July 1, 1995, by and                to the Registrant's Registration Statement
                           between the Company and U.S. Robotics                No. 33-95096
                           Access Corp.
                    10.19  Office Building Lease, dated March 1,                Incorporated by reference to Exhibit 10.19
                           1994, by and between Performance Computing           to the Registrant's Form 10K filled with
                           Incorporated and Petula Associates,                  the Commission on April 1, 1996.
                           Ltd./KC Woodside.
                    10.20  Agreement and Plan of Merger by and                  Incorporated by reference to Exhibit 2 to
                           between Smith Micro Software, Inc.,                  the Registrant's Current Report on Form 8-K
                           Performance Computing Incorporated and PCI           filed with the Commission on March 28, 1996
                           Video Products, Inc. dated as of March 14, 1996.
                     21.1  Subsidiaries of Registrant.                          Incorporated by reference to Exhibit 21.1
                                                                                to the Registrant's Form 10K filed with
                                                                                the Commission on April 1, 1996.
                       27  Financial Data Schedule.                             Filed Herewith

(B) REPORTS ON FORM 8-K



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SMITH MICRO SOFTWARE, INC.



August 14, 1996                        By  /s/ WILLIAM W. SMITH, JR.
                                           -------------------------------------
                                           William W. Smith, Jr.
                                           Chairman, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

August 14, 1996                        By  /s/ ROBERT E. GRICE, JR.
                                           -------------------------------------
                                           Robert E. Grice, Jr.
                                           Chief Financial Officer
                                           (Principal Financial Officer)