Form 10-Q
period 1996-09-30
SMITH MICRO SOFTWARE INC
filed 1996-11-14
CIK 948708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26536

                           SMITH MICRO SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      33-0029027
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER INCORPORATION OR
        ORGANIZATION)                               IDENTIFICATION NUMBER)

51 COLUMBIA, SUITE 200, ALISO VIEJO, CA                    92656
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

                                 YES (X) NO ( )

         As of October 31, 1996, there were 14,074,700 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996 (UNAUDITED)
         AND DECEMBER 31, 1995                                                                           3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                                     4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                                   5

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                        6

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                                           10

PART II  OTHER INFORMATION

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K                                                               27

SIGNATURES                                                                                              31





                           FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") which are not statements of historical fact may be forward looking statements subject to a number of risks and uncertainties. The following factors are amount those that could cause actual results of the Company to materially differ from those anticipated by forward looking statements set forth in this Form 10-Q: demand for communication software; demand for modems and other electronic communication devices; national, regional and international economic conditions affecting the supply of and demand for communication software or offerings by the Company; the Company's ability to compete in and sell its products through the retail channel and OEM distribution channel; demand for the Company's products; the Company's ability to maintain its customer base and to expand that base; and the Company's ability to anticipate and adjust to technological shifts and changes in the electronic communication software and hardware industries. All forward looking statements contained in this Form 10-Q should be considered in light of these and any other factors which might cause the Company's future performance to materially differ from that anticipated by this Form 10-Q.

PART I - FINANCIAL INFORMATION

                           SMITH MICRO SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                                1996                1995
                                                                                                ----                ----
                                                                                            (UNAUDITED)
CURRENT ASSETS
  Cash & Cash Equivalents                                                                       $14,635             $19,020
  Accounts Receivable, net of allowances for doubtful accounts
    and other adjustments of $1,973 (1996) and $518 (1995)                                        5,422               3,400
  Income Tax Receivable                                                                             938                   -
  Deferred Tax Asset                                                                                 40                  40
  Inventory                                                                                         537                 443
  Prepaids and Other Assets                                                                         291                 207
                                                                                              ---------           ---------
         Total Current Assets                                                                    21,863              23,110
  Equipment and Improvements, net                                                                   552                 552
  Intangible Assets                                                                                 459                   -
                                                                                              ---------           ---------
                                                                                                  1,011                 552
                                                                                              ---------           ---------
TOTAL ASSETS                                                                                    $22,874             $23,662
                                                                                              =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                                              $   542             $   908
  Accrued Liabilities                                                                             1,065                 495
  Income Tax Payable                                                                                  -                  79
  Distributions Payable to Shareholders                                                               -               1,935
                                                                                              ---------           ---------
  Total Current Liabilities                                                                       1,607               3,417
COMMITMENTS AND CONTINGENCIES                                                                         -                   -
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share: authorized
    5,000,000 shares; none issued and outstanding
  Common stock, par value $.001 per share: authorized
    20,000,000 shares; issued and outstanding 14,074,700
    (1996) and 13,700,000 (1995)                                                                     14                  14
  Additional paid-in capital                                                                     21,250              18,146
  Retained Earnings                                                                                   3               2,085
                                                                                              ---------           ---------
         Total Stockholder's Equity                                                              21,267              20,245
                                                                                              ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $22,874             $23,662
                                                                                              =========           =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                      (UNAUDITED)                       (UNAUDITED)
                                                                      -----------                       -----------
                                                                 1996             1995             1996             1995
                                                                 ----             ----             ----             ----
Net Revenues                                                    $ 3,841          $ 5,054          $17,147          $13,077
Cost of Sales                                                       778            1,704            5,541            4,187
                                                                -------          -------          -------          -------
Gross Margin                                                      3,063            3,350           11,606            8,890
Operating Expenses:
  Sales & Marketing                                                 574              458            1,857            1,468
  Research & Development                                            957              409            2,409            1,201
  General & Administrative                                        1,088              667            2,829            1,980
                                                                -------          -------          -------          -------
Total Operating Expenses                                          2,619            1,534            7,095            4,649
Operating Income before acquired
  R&D expenses                                                      444            1,816            4,511            4,241
Acquired Research & Development
  expense                                                             -                -            5,169                -
Other Income, net                                                   205               37              674               60
                                                                -------          -------          -------          -------
Income Before Income Tax                                            649            1,853               16            4,301
Income Tax Expense                                                  259              142            2,097              176
                                                                -------          -------          -------          -------
Net Income (Loss)                                               $   390          $ 1,711          ($2,081)         $ 4,125
                                                                =======          =======          =======          =======
PROFORMA INFORMATION
Net Income before Taxes                                         $   649          $ 1,853           $   16           $ 4,301
Pro Forma Provision for Income Taxes                                259              741(1)         2,097             1,643(1)
Pro Forma Net Income (Loss)                                         390            1,112           (2,081)            2,658
Pro Forma Net Income (Loss) per share                              0.03             0.09            (0.15)             0.21

Pro Forma Net Income prior to acquired
  R&D expenses                                                    $ 390          $ 1,112          $ 3,088(2)        $ 2,658
Pro Forma Net Income per Share
  prior to acquired R&D expenses                                   0.03             0.09              .22              0.21

Weighted Average Shares Outstanding                              14,085           12,678           14,049            12,678


Note 1: Prior to the public offering of the Company's common stock, the Company was taxed as an S Corporation for Federal and State tax purposes. Concurrent with the public offering concluded in September, 1995, the Company began to be taxed as a C Corporation. Pro Forma income data is presented to show the tax provision as if the Company had been a C Corporation throughout all periods. Pro Forma amounts for 1995 do not reflect a reduction in Founder's compensation which was concurrent with the company going public.

Note 2: During the first quarter of 1996, Smith Micro acquired Performance Computing, Inc. This resulted in a one-time pre-tax charge in the quarter of $5.169 million. Proforma income data is presented to show the comparable business operations exclusive of this one-time charge.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                                  (UNAUDITED)
                                                                                  -----------
                                                                            1996               1995
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                           ($2,081)          $4,125
Adjustments to reconcile net income to net
  cash provided by operating activities:
Write-off of in process research and
development due to Performance Computing
Incorporated acquisition                                                      5,169                -
Depreciation and Amortization                                                   316              160
Provision for doubtful accounts and other
adjustments to accounts receivable                                            1,204              143
Deferred income taxes                                                                           (123)
Change in Operating Accounts:
  Accounts Receivable, net                                                   (3,016)            (971)
  Income Tax Receivable                                                        (938)               -
  Interest receivable                                                                            (11)
  Inventories                                                                   (94)              (8)
  Prepaid Expenses and Other Current                                            (73)            (120)
  Accounts Payable                                                             (475)           1,046
  Accrued Liabilities                                                          (210)             499
  Income Tax Payable                                                           (135)             230
  Interest payable on distribution                                                -                2
                                                                            -------          -------
Net Cash Provided (Used) by Operating
  Activities                                                                   (333)           4,972
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PCI                                                           (2,100)               -
Capital Expenditures                                                           (177)            (248)
                                                                            -------          -------
Net Cash Provided (Used) by Investing
  Activities                                                                 (2,277)            (156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock offering                                                  -           18,148
Distributions to S Corporation stockholders                                       -           (3,839)
Proceeds from the Exercise of Stock Options                                     160               -
Repayment of Notes Payable to Founders                                       (1,935)               -
                                                                            -------          -------
Net Cash Provided (Used) by Financing
  Activities                                                                 (1,775)          14,309
                                                                            -------          -------
NET CHANGE IN CASH & CASH EQUIVALENTS                                       ($4,385)         $19,033
CASH & CASH EQUIVALENTS, Beginning of Period                                $19,020          $   632
                                                                            -------          -------
CASH & CASH EQUIVALENTS, End of Period                                      $14,635          $19,665
                                                                            =======          =======

                                                                                                     FOR THE NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30,
                                                                                                         (UNAUDITED)
                                                                                                         -----------
                                                                                                 1996                1995
                                                                                                 ----                ----
Detail of businesses acquired in purchase
  transactions:
Acquired in-process research and development
  costs                                                                                           $ 5,169               n/a
Fair value of assets acquired                                                                     $   796               n/a
Common Stock Issued in acquisition                                                                $ 2,944               n/a
Cash paid for acquisition                                                                         $ 2,100               n/a
Liabilities assumed or created                                                                    $   921               n/a


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

         Inventories - Inventories consist principally of manuals and diskettes and are stated at the lower of cost (determined by the first-in, first-out method) or market.

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

         Acquired Research and Development - On March 14, 1996, the Company acquired the ongoing research and development activities of Performance Computing, Inc. This resulted in a one-time pre-tax charge of $5.169 million in the first quarter of 1996. The proforma income data is shown to compare the ongoing business operations exclusive of this one-time pre-tax charge.

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

3. INCOME TAXES

         As discussed in Note 1, the Company and its predecessor, Smith Micro Software, Inc., a California corporation, elected to be treated as an S Corporation for federal and California franchise tax purposes effective November 1, 1992. Smith Micro Software of Colorado, Inc. was a C Corporation from inception to the time it was merged with the Company and recorded income tax expense for both federal and state purposes during that time. On September 22, 1995, the date of the public offering of the Company's common stock, the Company reverted to C Corporation status. At that time, the Company recorded a $122,800 deferred tax asset arising principally from cash to accrual timing differences and non-deductible reserves. The difference between the effective tax rate of the Company and the statutory federal tax rate is primarily attributable to income tax as an S Corporation and the establishment of deferred taxes.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

         Smith Micro was founded in March 1982 to design and market financial software. In the mid-1980s, the Company shifted its focus to communication software for modem manufacturers. The Company shipped its first data communication software product in 1985 and, since that time, the Company's growth in revenues has been the result of the market acceptance of its data, fax and video communication software products.

         The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. The Company expects that revenues from its QuickLink products will continue to account for a substantial portion of the Company's revenues. The Company believes that the video and retail based products will also represent a substantial portion of the revenue in the future. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM and retail products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 3.7% and 2.3% of the Company's net revenues for 1994 and 1995, respectively.

         From November 1, 1992 through September 21, 1995 (the closing date of the Company's initial public offering), the Company elected to be treated as an S Corporation for federal income tax purposes. As a consequence, the Company generally did not have, during this period, an income tax liability and the Company's earnings have been treated as being distributed to the existing stockholders for income tax reporting purposes. Until the initial public offering of the Company's stock, William Smith and Rhonda Smith had been the sole stockholders of the Company from its inception. They have drawn compensation on an irregular basis from the Company, portions of which were paid to satisfy tax liabilities arising from the allocation of the Company's earnings to William Smith and Rhonda Smith as a result of the Company's S Corporation status. The timing of the compensation has had the effect of creating sizable quarterly fluctuations in general and administrative expenses and, consequently, the Company's historical operating results.

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. Sales to U.S. Robotics (including, for 1995, sales to Megahertz which U.S. Robotics acquired in February 1995), in particular, which became a customer in the fourth quarter of 1993, accounted for approximately 5%, 36%, 52% and 51% of the Company's net revenues for the years ended 1993, 1994, 1995, and the nine months ended September 30, 1996, respectively. During 1993, 1994 and 1995, the Company's three largest customers, including U.S. Robotics, accounted for approximately 38%, 57% and 67%, respectively, of net revenues. For the nine months ended September 30, 1996 the Company's three largest customers, including U.S. Robotics, accounted for approximately 72% of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

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


         As the Company's retail sales have grown there has been an increase of inventory held by distributors and retail stores. As inventory in the retail channel builds it increases the Company's exposure to product returns. This exposure is considered when the allowance is made for product returns. Substantial returns of product from the retail channel could have a material adverse affect on the Company's business, results of operations and financial condition.

         On March 14, 1996, the Company acquired Performance Computing Incorporated for $5,965,053 in cash and stock. The Company obtained an independent valuation of the net assets acquired. In accordance with FASB Interpretation No. 4, the Company is required to write-off in-process research and development in the period in which the acquisition is consummated. In accounting for the acquisition, the Company recorded a one-time pre-tax charge to earnings of $5,169,000 to account for the in-process research and development. In addition, the Company recorded in issuance of 350,000 additional Common Stock Shares, acquired assets of $245,000, intangible assets of $551,000 (consisting of covenants not to compete of $381,000, current technology of $154,000 and goodwill of $16,000), and assumed liabilities of $321,000 as well as a milestone agreement initiated with the acquisition of $600,000.

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

                                                            THREE MONTHS                 NINE MONTHS
                                                               ENDED                        ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                           -------------                -------------
                                                          1996        1995             1996          1995
                                                          ----        ----             ----          ----
Net revenues                                             100.0%       100.0%           100.0%       100.0%
Cost of sales                                             20.3         33.7             32.3         32.0
                                                        ------       ------           ------       ------
Gross profit                                              79.7         66.3             67.7         68.0
Operating expenses:
  Sales and marketing                                     14.9          9.1             10.8         11.2
  Research and development                                24.9          8.1             14.0          9.2
  General and Administrative                              28.3         13.2             16.5         15.1
                                                        ------       ------           ------       ------
Total operating expenses                                  68.1         30.4             41.4         35.6
Operating income                                          11.6         35.9             26.3         32.4
In-Process R&D Expense                                      .-           .-             30.1           .-
Other income (expense), net                                5.3           .7             (3.9)          .5
                                                        ------       ------           ------       ------
Income before income tax expense                          16.9         36.7               .1         32.9
Income tax expense                                         6.8          2.8             12.2          1.3
                                                        ------       ------           ------       ------
Net income                                                10.1%        33.9%           (12.1%)       31.5%
                                                        ======       ======           ======       ======

NET REVENUES

         Net revenues decreased 24%, from $5.1 million in the three months ended September 30, 1995 to $3.8 million in the three month period ended September 30, 1996. This decrease was primarily due to a broad based slowdown in the Company's OEM business. Offsetting some of this decrease was the continued expansion of the Company's retail business.

         Net revenues increased 31%, or $4.0 million, from $13.1 million in the nine months ended September 30, 1995 to $17.1 million in the nine month period ended September 30, 1996. This increase in revenue represented a $2 million increase in OEM sales, and a $2 million increase in retail sales. The increased retail sales were driven primarily by the Company's POTS (Plain Old Telephone Lines) based videoconferencing software product, Audiovision and the fax software product, Hotfax, as well as a new product introduced in the most recent quarter, HotFax Message Center, a fully integrated fax, data and voice application supporting Windows, Windows 95 and Windows NT.

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

GROSS PROFIT

         Gross profit represents net revenues, less cost of sales, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased $287 thousand from $3.4 million in the three months ended September 30, 1995, to $3.1 million, in the three months ended September 30, 1996. As a percentage of net revenues, gross profits increased 13% from 66% in the three months ended September 30, 1995, to 80% in the three months ended September 30, 1996.

         Gross profit increased 31% from $8.9 million in the nine months ended September 30,1995, to $11.6 million, in the nine months ended September 30, 1996. As a percentage of net revenues, gross profits remained unchanged at 68% during the nine months ended September 30, 1996. In the first quarter of 1996, the Company began supplying a substantial portion of its software to one of its largest customers on CD ROM format, which costs considerably more than the conventional diskette format, which was the primary reason for lower margins in the first quarter. During the second quarter of 1996, the Company changed the product format for this customer to a royalty based arrangement, which along with increased retail sales, improved the margins in the second and third quarters.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 25% from $458,000 in the three months ended September 30, 1995, to $574,000 in the three months ended September 30, 1996. The increase in sales and marketing expenses is primarily due to additional personnel as well as promotional campaigns in the retail channel. As a percent of net revenues, sales and marketing expenses increased to 15% from 9% of net revenues, primarily due to the decline in revenues.

         Sales and marketing expenses increased 26% from $1,468,000 in the nine months ended September 30, 1995, to $1,857,000 in the nine months ended September 30, 1996. The increase in sales and marketing expenses is primarily due to additional personnel as well as promotional campaigns in the retail channel. As a percent of net revenues, sales and marketing expenses remained unchanged at 11% of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses rose 134% from $409,000 in the three months ended September 30, 1995, to $957,000 in the three months ended September 30, 1996. This increase was primarily due to the addition of staff as a result of the acquisition of Performance Computing Inc., late in the first quarter of 1996 as well as addition of software engineers in the company's Texas, Colorado, and California offices. As a percent of net revenues, research and development expenses increased to 25% from 8% of net revenues, as the Company dedicated more resources to product development, and also as a result of the decrease in revenues.

         Research and development expenses rose 101% from $1,201,000 in the nine months ended September 30, 1995, to $2,409,000 in the nine months ended September 30, 1996. This increase was primarily due to the addition of staff as a result of the acquisition of Performance Computing Inc., late in the first quarter of 1996 as well as addition of software engineers in the Company's Texas, Colorado, and California offices as the Company continues to dedicate more resources to product development. As a percent of net revenues, research and development expenses increased to 14% from 9% of net revenues, due to the additional personnel.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses rose 63%, from $667,000 in the three months ended September 30, 1995, to $1,088,000 in the three months ended September 30, 1996. The increase is primarily attributable to general expenses related to the expansion of the Company's facilities and the addition of administrative personnel to support the Company's growth. As a percent of net revenues, general and administrative expenses increased to 28% from 13% of net revenues, primarily due to the decrease in revenues

         General and administrative expenses rose 43%, from $1,980,000 in the nine months ended September 30, 1995, to $2,829,000 in the nine months ended September 30, 1996. The increase is primarily attributable to general expenses related to the expansion of the Company's facilities and the addition of administrative personnel to support the Company's growth. As a percent of net revenues, general and administrative expenses increased to 16% from 15% of net revenues.

INCOME TAXES

         Prior to its initial public offering on September 22, 1995, the Company was treated as an S Corporation for federal and certain state tax purposes. Subsequent to the offering, the company is taxed as a C Corporation at an effective tax rate of approximately 40%. As such, income tax expense was $259,000 in the quarter ended September 30, 1996 as compared to $142,000 in the quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash used by operating activities was $333,000 in the nine month period ended September 30, 1996 as compared to $5.0 million provided by operations in the nine month period ended September 30, 1995. In the nine month period ended September 30, 1996, the increase in receivable balances was the primary use of cash in operations. During the nine month period ended September 30, 1996, the Company used $2.3 million in investing activities, primarily for the acquisition of Performance Computing Incorporated in the first quarter of 1996. During the nine months ended September 30, 1996, $1.8 million was used in financing activities, which primarily consisted of the retirement of a loan payable to the company's founders.

         At September 30, 1996, the Company had $14.6 million in cash and cash equivalents and $20.2 million of working capital. The Company had $5.4 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

RISK FACTORS

         In addition to the other information contained in this Form 10-Q, the following risk factors should be considered in evaluating the Company and a decision to invest in the Company. This Form 10-Q contains forward looking statements which involve risks and uncertainties and the Company's actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section and elsewhere in this Form 10-Q.

         Fluctuations in Quarterly Operating Results. Certain of the Company's significant customers and other modem manufacturers have announced in recent quarters that there was an increase of inventory in the channel which may reduce their rates of growth during subsequent quarters. The rate at which this inventory is moved out of the channel could have a significant impact on the Company's operating results in future quarters. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company's recent revenue growth or its profitability will continue on a quarterly or annual basis. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Reliance on U.S. Robotics. In 1993, 1994 and 1995, U.S. Robotics (including, with respect to 1995, Megahertz, which U.S. Robotics acquired in February 1995), represented 4.9%, 35.8% and 52.1%, respectively, of the Company's net revenues. The Company expects that U.S. Robotics, which became a customer in the fourth quarter of 1993, will continue to account for a significant portion of the Company's revenues in future periods. In March 1996, the Company entered into a new one-year OEM agreement with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation. This agreement was amended and restated in June of 1996 and runs until April 1997. This OEM agreement superseded the previous agreement between the parties. Under the terms of the new agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and moreover may be terminated by U.S. Robotics at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1995 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected.

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

         Reliance on Retail Channel. As the Company's retail sales have grown there has been an increase of inventory held by distributors and retail stores. As inventory in the retail channel builds it increases the Company's exposure to product returns. This exposure is considered when the allowance is made for product returns. Substantial returns of product from the retail channel could have a material adverse affect on the Company's business, results of operations and financial condition.

         The Company expects that its new retail products will face significant competition. In the retail market, HotFax, the Company's principal retail product competes directly with Symantec/Delrina's WinFax Pro 7.0. Symantec/Delrina is well established in the retail distribution channel. There can be no assurance that HotFax, Audiovision, HotPage or any other of the retail product line will capture a significant share of the retail market for communication software. In the OEM distribution channel, the Company has several strong competitors, among them Symantec/Delrina and Global Village. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

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

         Reliance on Third Party Suppliers; Shortage of Modem Chips. The Company relies on third party suppliers who provide the components used in its kitted products. These components include disks, CD's and printed manuals. Disk shortages have occurred in the past and there can be no assurance that shortages will not recur. If the Company cannot obtain a sufficient quantity of disks or other components, or cannot obtain disks or other components at prices at least comparable to prices paid currently, the Company's business, results of operations and financial condition could be adversely affected.

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

         Concentration of Ownership. As of September 30, 1996, William Smith and Rhonda Smith beneficially own, as community property, approximately 69.6% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

         Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. At September 30, 1996, the Company had 14,074,700 shares of Common Stock outstanding. Of this amount, the 9,790,000 shares held by William Smith and Rhonda Smith will be available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration of a two year lock-up agreement with the Representatives of the Underwriters of the initial public offering consummated on September 1995. However, this lock-up agreement does not preclude William Smith and Rhonda Smith from selling shares in an underwritten offering meeting certain parameters commencing no sooner than 180 days after September 19, 1995. In February 1996, options covering 2,500 shares of Common Stock became exercisable. In addition, based on options outstanding as of September 30, 1996, in May 1996, options covering an additional 41,950 shares of Common Stock became exercisable; in July 1996, options covering an additional 43,000 shares became exercisable; in September 1996, options covering an additional 2,375 shares will became exercisable; commencing January 1997, options covering an additional 5,061 shares will become exercisable; commencing February 1997, options covering an additional 7,500 shares will become exercisable; and commencing March 1997, options covering an additional 58,606 shares will become exercisable. Thereafter, options covering approximately 14,406 shares will become exercisable each month until approximately March 2001, based on options outstanding as of September 30, 1996, under the Company's 1995 Stock Option/Stock Issuance Plan.

PART II -- OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
  NO.                        TITLE                                                  METHOD OF FILING
  ---                        -----                                                  ----------------
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

10.1     Form of Indemnification Agreement.                             Incorporated by reference to Exhibit 10.1
                                                                        to the Registrant's Registration Statement
                                                                        No. 33-95096

10.2     1995 Stock Option/Stock Issuance Plan.                         Incorporated by reference to Exhibit 10.2
                                                                        to the Registrant's Registration Statement
                                                                        No. 33-95096

10.3     Form of Notice of Grant of Stock Option                        Incorporated by reference to Exhibit 10.3
         under 1995 Stock Option/Stock Issuance Plan.to                 No. 33-95096
         the Registrant's Registration Statement


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

EXHIBIT
  NO.                        TITLE                                                  METHOD OF FILING
  ---                        -----                                                  ----------------
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
         Access Corp.

EXHIBIT
  NO.                        TITLE                                                  METHOD OF FILING
  ---                        -----                                                  ----------------
10.19    Office Building Lease, dated March 1,                          Incorporated by reference to Exhibit 10.19
         1994, by and between Performance Computing                     to the Registrant's Form 10K filled with
         Incorporated and Petula Associates,                            the Commission on April 1, 1996.
         Ltd./KC Woodside.

10.20    Agreement and Plan of Merger by and                            Incorporated by reference to Exhibit 2 to
         between Smith Micro Software, Inc.,                            the Registrant's Current Report on Form
         Performance Computing Incorporated and PCI                     8-K filed with the Commission on March 28,
         Video Products, Inc. dated as of March 14,                     1996
         1996.

10.21    Smith Micro Software, Inc. Amended and                         Filed Herewith (this exhibit is subject
         Restated Software Licensing and                                to a request for confidential
         Distribution                                                   treatement filed with the Securities
         Agreement dated April 18, 1996                                 and Exchange Commission)

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

                                        SMITH MICRO SOFTWARE, INC.

November 13, 1996                       By /s/ WILLIAM
                                        W. SMITH, JR.
                                        William W. Smith, Jr.
                                        Chairman, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

November 13, 1996                       By /s/ ROBERT E. GRICE, JR.
                                        Robert E. Grice, Jr.
                                        Chief Financial Officer
                                        (Principal Financial Officer)