Form 10-K
period 1996-12-31
SMITH MICRO SOFTWARE INC
filed 1997-03-31
CIK 948708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                 For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-26536

                           SMITH MICRO SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

            DELAWARE                                      33-0029027
   (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)

 51 COLUMBIA, SUITE 200, ALISO VIEJO, CA                      92656
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (714) 362-5800

  COMMON STOCK, $.001 PAR VALUE                NASDAQ NATIONAL MARKET
      (Title of each class)               (Name of each exchange on which
                                                     registered)

                            ------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The Registrant does not have different classes of Common Stock. As of March 14, 1997, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $18,716,373, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

         As of March 14, 1997, there were 14,074,698 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 15, 1997, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.

================================================================================

                           SMITH MICRO SOFTWARE, INC.

                          1996 FORM 10-K ANNUAL REPORT
                          ----------------------------

                               TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
                                                        PART I

Item 1.        BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.        PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 3.        LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS   . . . . . . . . . . . . . . . . . .   25

                                                        PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS  . . . . . . . . .   26
Item 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .   28
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . .   33
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE   .   33

                                                       PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
Item 11.       EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   . . . . . . . . . . . .   33
Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . .   33

                                                        PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . .    33


                            ------------------------

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT. THESE FACTORS SHOULD BE CONSIDERED BY INVESTORS IN THE COMPANY'S SECURITIES.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Smith Micro Software, Inc. ("Smith Micro" or the "Company") provides personal computer software that enables data, fax and voice communication. The Company believes it is the leading provider of communication software to modem manufacturers (based on units included with modems sold through resellers and retailers in the United States). The Company intends to leverage its position in the OEM market to address the retail, corporate and government markets for its products. Moreover, in March 1996, the Company acquired Performance Computing Incorporated ("PCI"), an audio/video software solutions provider. Smith Micro focuses on designing integrated, easy to use software products that incorporate the most advanced features of modem communication. The Company was incorporated in California in November 1983 and reincorporated in Delaware in July 1995.

INDUSTRY BACKGROUND

         Businesses and consumers are using personal computers and modems for an increasing number of communication applications. The ability to send and receive facsimile transmissions with a personal computer has created significant demand in recent years for modems with fax capabilities. Moreover, modems are increasingly used to access vast information resources, share information and transact business through on-line services and the Internet. The flexibility necessitated by an increasingly mobile workforce has fueled demand for products that facilitate remote connectivity between individuals and their corporate networks. These applications have created a demand for hardware and software products that facilitate communication between personal computer users and their information sources.

         Modem manufacturers produce hardware to enable personal computer communication over land or wireless systems. By adopting technological advances, driven primarily by advances in chip design, modem manufacturers have been able to deliver products with increasing price performance, higher transmission speeds and increased functionality. The rapid pace of these changes, the need to support a variety of operating systems including DOS, Windows, Windows 95, Windows NT, and Macintosh, and the desire to differentiate products which incorporate identical chipsets, presents a significant communication software challenge. Modem manufacturers generally focus on hardware and do not find it cost effective to develop software internally to meet the evolving needs of communication software for multiple platforms. These modem manufacturers bundle software from outside providers with their modems. This software is the technology that enables the modems to communicate data, fax, voice, video and other forms of information.

         Demand for personal computer communication software products is generated by three distinct sources: OEM customers, consisting primarily of modem and personal computer manufacturers, retail end-user consumers and corporate / government customers, which purchase large quantities to install over a large corporate network. OEMs purchase software and bundle or pre-load it with their products. This software provides basic functionality and effectively serves the needs of most users. Users with more complex communication requirements typically seek software with more features in the retail market.

         As modem chip manufacturers develop and adopt emerging technology, thereby expanding the functionality of modems, communication software must be continually enhanced to provide integrated, easy to use solutions to enable this functionality to be utilized. Historically, modems and the communication software associated with such modems were used for the transmission and receipt of data information only. Later, modem functionality was expanded to incorporate the sending and receiving of facsimile transmissions, a function which required increasingly sophisticated communication software. More recently, modem chip manufacturers have designed chips with voice capabilities that will allow manufacturers of modems and computers to replace the functions of small office and home telephone systems. These emerging telephony applications will provide full duplex speaker phones, complex voicemail functions, and a dramatically new level of information management capabilities to the home and small office. In addition, video conferencing, which traditionally has been a system available only to high end corporate board rooms at a cost of thousands of dollars, has reached the desktop, with solutions that are affordable for the home and small office. The functionality of communication software must continue to evolve to keep pace with consumer expectations, future hardware functions, and the rapidly changing competitive environment.

         As modem functionality increases, modem manufacturers and consumers alike have increasingly sought an integrated, easy to use software solution to enable modems to perform their functions. The Company believes that the widespread use of personal computers in home and office environments will bring with it an increasing number of new "nontechnical" users. In this environment, it will be critically important to provide easy to use, fully integrated, intuitive software solutions to both OEM manufacturers and end users alike.

SMITH MICRO STRATEGY AND PRODUCTS

           The Company offers software products for DOS, Windows, Windows 95, Windows NT and Macintosh operating systems. Smith Micro believes that its strong engineering focus and close ties with modem and modem chip manufacturers enable it to develop communication software in anticipation of changes in product design and customizes its OEM software to meet specific customer requirements.

         To address the complexity of personal computer communication, Smith Micro has consistently developed products that are intuitive and easy to use. The Company believes that its experience in providing products to the OEM industry, where software is required to enable a new modem to be put into service quickly and relatively effortlessly, is a significant competitive advantage. The Company's strategy is to build upon the easy-to-use reputation of its OEM software products to encourage these new users to migrate to the Company's retail products as they require higher levels of functionality.

         To serve the market's evolving demands for connectivity, Smith Micro's goal is to offer solutions beyond its core data and fax communication software. The Company offers products that support remote access, modem sharing, telephony, paging and video conferencing. In the emerging fields of personal computer-based wireless and cellular communication, the Company's software for PC Cards (PCMCIA) is currently being shipped by Motorola, US Robotics/MegaHertz and IBM. In addition, modems able to support full duplex speakerphone and other telephony applications are beginning to gain market acceptance and the Company has developed software to support these emerging technologies.

         Smith Micro traditionally has focused on the OEM and, more recently, the retail channels. The Company's OEM products are bundled with the modems of many of the world's leading modem manufacturers. In addition, the Company currently offers a line of easy-to-use retail communication software products that address the needs of the expanding base of personal computer users which are sold to distributors and retail stores. The Company intends to broaden its retail product line and expand the functionality of these products as well as its OEM products with additional introductions of 32-bit products designed for the Windows 95 and Windows NT operating systems. As a result of its acquisition of PCI, the Company now also offers personal computer-based, video teleconferencing products to its OEM customers and retail video teleconferencing products for the personal computer. In addition, since the beginning of 1997, the Company has begun to focus on a third channel, the corporate and government market. The Company has released a volume purchase program to address corporate site licensing needs and is developing products to address vertical markets to be distributed through channels established by corporate partners.

         The Company believes that a key competitive feature of its products is the ability to switch seamlessly among data, fax, voice, and video conferencing functions without interruption to the user. The Company's principal products automatically recognize whether an incoming call is a voice call, facsimile transmission or data transmission. In addition, a user can send facsimile, data, telephonic, or video conferencing transmissions without exiting one application and entering another.

         OEM Products

         The following chart lists the Company's current OEM products and OEM products currently under development:

                                    FUNCTIONALITY                                       MAJOR CUSTOMERS
        PRODUCT NAME                 (PLATFORM)                LANGUAGES                   (STATUS)
 ---------------------------  ------------------------   ----------------------  ----------------------------
 QuickLink II Fax Win/DOS     Data and fax (Windows      English                 U.S. Robotics, Practical
                              and DOS)                                           Peripherals, Newcom, and
                                                                                 IBM

 QuickLink II Fax Windows     Data and fax (Windows)     English, French,        U.S. Robotics, Motorola,
                                                         German and Japanese     IBM,  Banksia Logicode and
                                                                                 Boca Research

 QuickLink Message Center     Data, fax and voicemail    English, French,        U.S. Robotics, IBM and Boca
 for Windows                  (Windows)                  German and Japanese     Research

 QuickLink Mobile             Data, fax and voicemail    English, French,        IBM and Motorola
                              (Windows, Windows 95       German and Japanese
                              and Windows NT)

 QuickLink 3.0                Data and fax (Windows,     English, English        IBM
                              Windows 95 and Windows     (UK), French, German,
                              NT)                        Japanese and Spanish

 MacComCenter with Voice      Data, fax and voice        English and Japanese    Hayes
                              (Macintosh)

 MacComCenter                 Data and fax               English and Japanese    Hayes, Boca Research,
                              (Macintosh)                                        Practical Peripherals,
                                                                                 Banksia and Zoom

 VideoLink                    Video conferencing         English                 US Robotics
                              (Windows, Windows 95
                              and Windows NT)

 VideoLink 324                Video conferencing         English                 Boca Research
                              (Windows 95 and Windows
                              NT)

 VideoLink Net                Video conferencing         English                 Avermedia
                              (Windows 95 and Windows
                              NT)

 VideoLink MessageCenter      Video teleconferencing,    English                 USR
                              data, fax and voice
                              (Windows, Windows 95
                              and Windows NT)

 VideoLink Mail               Video and Audio            English                 Pending
                              messaging  (Windows,
                              Windows 95 and Windows
                              NT)

         QuickLink II Fax Win/DOS and QuickLink II Fax Windows, the Company's flagship products, provide integrated data communication and fax capabilities allowing users to send, receive and manage all fax activities in the background or foreground. In addition, these products enable the broadcasting of faxes to an unlimited number of locations. These products also offer data communication functionality that allow users to transfer files between computers and call electronic bulletin board systems and on-line services.

         QuickLink MessageCenter for Windows provides integrated data communication, fax and computer telephony functions, including voicemail and full duplex speakerphone capabilities (when supported by the proper modem) in one package. QuickLink MessageCenter features include multiple mailboxes and remote retrieval of voicemail. In addition, sending and receiving faxes from within any Windows application as well as data communication upload and downloads can take place entirely in the background, allowing the users to continue work in other applications. Users can call and request fax documents with the fax-on-demand feature by using the touch-tone keypad on their fax machine and can configure each mailbox individually and have the product send a pager notification each time a voice message or fax is received. Moreover, through alphanumeric pagers, users can be notified of the number of faxes, voicemail and memos in the mailbox.

         QuickLink Mobile is an integrated data communication and fax product for Windows created for users operating in wireless and cellular mediums. QuickLink Mobile allows users to toggle between automatic modem configurations for mobile or land connection. QuickLink Mobile includes a unique Card Test Utility, which confirms the proper installation of the modem and the Card and Socket Services drivers, eliminating down-time and allowing the user to proceed with the wireless fax and data communication functions provided by QuickLink Mobile. This product makes it possible to send and receive faxes manually in the foreground, or in the background while other applications are running.

         QuickLink 3.0 is configured to be an integrated data communication and fax product and provides substantially the same functionality as the Company's QuickLink II Fax for Windows product and support both the Windows, Windows 95 and Windows NT operating systems.

         MacComCenter with Voice is an integrated data communication and fax product for the Macintosh which adds voice to the integrated data communication and fax functionality developed specifically for the Macintosh environment and will support multiple mailboxes, each configurable to receive voice, fax and data into a specific mailbox. The Company has incorporated many of the features found in the QuickLink MessageCenter product into MacComCenter with voice.

         MacComCenter is an integrated data communication and fax product for the Macintosh. The product enables the broadcasting of faxes to multiple locations. It also offers data communication functionality that allows users to transfer files between computers and call electronic bulletin board systems and on-line services.

         VideoLink is a video conferencing product which is configured to operate over plain old telephone service ("POTS") or ISDN. The product provides for video and audio communication between two locations using a standard analog modem connection.

         VideoLink 324 is a video conferencing product supporting the ITU H.324 standard for interoperability over POTS.

         VideoLink Net is a video conferencing product which is configured to operate over the Internet and intranets. The product will allow the user to be able to hold a video and audio conversation over the Internet through a third party video server connection. It will also provide the means for holding a video and audio conversation over a local or wide area network.

         VideoLink MessageCenter includes the video conferencing capabilities provided by VideoLink and the data, fax and voice mail functionality provided in QuickLink MessageCenter. All of these functions are incorporated in a single, fully integrated application.

         VideoLink Mail is an application that allows a recording of a video and audio message to be saved as a highly compressed, self extracting file which can then be sent via an email attachment over the Internet. The recipient of email attaching such a file can then play the audio and video message just by double clicking on the attachment. VideoLink Mail's is highly compressed video and audio which makes it a much smaller file size.

         Retail Products

         The following chart lists the Company's current retail products and retail products currently under development:

          PRODUCT NAME                       FUNCTIONALITY (PLATFORM)                       LANGUAGES
 -----------------------------   ------------------------------------------------  --------------------------
 CrossConnect                    Outbound modem over a LAN and inbound remote      English
                                 control (Windows and DOS)

 HotFax Menu                     Fax to application bridge (Windows)               English

 HotDisk                         Remote disk access and direct connection disk     English
                                 access (Windows and DOS)

 HotFax DOS                      Data and fax (DOS)                                English

 Database Products:
          FaxUSA                 Fax database (any platform)                       English
          National Directory     Telephone and address database (any platform)     English

 HotLine for Windows             Telephony application (Windows)                   English

 HotLine for DOS                 Telephone dialer (DOS)                            English

 HotFax for Windows, Windows     Data and fax  (Windows and Windows 95)            English
 95 and Windows NT

 HotPage                         Paging software (Windows 95 and Windows NT)       English

 MacComCenter Plus with Voice    Data, fax and voice (Macintosh)                   English and Japanese
 (under development)

 HotFax MessageCenter for        Data, fax and voice (Windows, Windows 95 and      English
 Windows, Windows 95 and         Windows NT)
 Windows NT

 AudioVision                     Video conferencing (Windows, Windows 95 and       English
                                 Windows NT)

 VideoLink Mail                  Video and Audio messaging  (Windows, Windows 95   English
                                 and Windows NT)

         CrossConnect is a modem-sharing product for local area networks. CrossConnect expands the capability of the modems on both Novell IPX and NetBIOS local area networks by providing an integrated outbound software product for sharing modems connected anywhere on the LAN and by providing remote access on the LAN for users away from the office. The outbound function supports a mixed environment of DOS and Windows users on the same local area network. The inbound function allows users away from the office LAN to dial into the network environment and gain access to a node. After doing so, the remote user can use CrossConnect for outbound communications, accessing private or public telephone books, and communicating through a shared modem on the LAN to bulletin boards, on-line services or any host computer. This remote process occurs in the background, so that the personal computer with the shared modem will not be interrupted during the communication.

         HotFax Menu provides a bridge between fax software and word processors, spreadsheet programs, office suites, utilities and graphics applications. HotFax Menu adds a fax command to a Windows menu to invoke the fax software and send a fax with a single keystroke or mouse command. HotFax Menu works with the Company's fax software and with the fax software of the Company's principal competitors.

         HotDisk allows a user to access and use a remote computer's hard disk and create virtual drives at the local site. HotDisk works in the background so that the user at the host computer can continue to work without interference from the caller. Unlike remote control products that require screen images to be transmitted, HotDisk only transmits file data, greatly improving performance and speed. Up to 10 virtual drives, including the mapping of network drives, can be defined and accessed by the remote computer running HotDisk. HotDisk allows a user to call into the office from a remote location and access a document, make changes and then save the document on the host or remote computer, all in the background without disrupting other host users. Additionally, HotDisk supports both serial and parallel interfaces for direct connect high speed data transfer and the product is shipped with its own cables.

         HotFax DOS is an integrated fax and data communication product for the DOS operating environment. HotFax DOS provides the mobile user a fax host for the remote retrieval of received faxes and unattended upload and broadcast of faxes at a scheduled time. It also provides users with the ability to retrieve faxes from a remote location, modify faxes with graphics intact, use a personal computer as a data host and share data similar to a bulletin board service.

         FaxUSA is an Xbase-compatible database. When used along with software products like HotFax, it enables users to locate the names and fax numbers of over 100,000 businesses across the United States. FaxUSA includes SIC codes and is updated annually to provide users with current information for their marketing, sales and other needs.

         National Directory Electronic Edition is an Xbase-compatible database. When used along with software products like HotLine, it enables users to locate the names, telephone numbers and mailing addresses of over 100,000 businesses, spanning over 1,300 industry categories, across the United States. National Directory Electronic Edition includes SIC codes and provides current listings, updated annually, in all area codes.

         HotLine for Windows and HotLine for DOS are telephony products for the personal computer user. HotLine for Windows allows users to create unlimited Xbase-compatible phone books that can be accessed from within any Windows application. It supports Caller ID, which first displays the inbound caller's phone number, and then pulls up caller information by auto-searching and matching up the appropriate record from one of the program's user-defined databases when used with appropriate hardware technology. HotLine for Windows also supports modems with full-duplex speaker phone capabilities which eliminate the echo and one-way communication limitations of conventional speaker phones. Included with HotLine for Windows is the American Business Sampler, a sample database of more than 2,500 business names, addresses and telephone numbers. Other databases, like the Company's National Directory Electronic Edition database, can be imported directly into HotLine for Windows. The DOS version of HotLine is similar in its overall purpose, but has a more limited set of features.

         HotFax for Windows, Windows 95 and Windows NT is the Company's integrated data, fax and voice retail product. HotFax for Windows, Windows 95 and Windows NT provides the mobile user with a fax host for the remote retrieval of received faxes and the unattended upload and broadcast of faxes at a scheduled time. It also provides users with the ability to retrieve faxes from a remote location, modify faxes with graphics intact, use a personal computer as a data host and share data like a bulletin board service, create custom cover pages with imported graphics and preview faxes, including cover pages.

         HotPage is paging software that works in conjunction with Microsoft Exchange, Messaging or Outlook in Windows 95 and Windows NT and as a stand-alone application that will allow users to send messages to numeric or alphanumeric pagers. With Microsoft Exchange, any incoming e- mail that is placed into the in-box can be sent to an alphanumeric pager. Filters are built in so that the user can define certain parameters under which HotPage will send the message. The user can also compose a message and send it directly to an alphanumeric pager.

         MacComCenter Plus with Voice is configured to be the Company's retail Macintosh data, fax and voice communication software product. It will, under current design, allow the user to configure multiple mailboxes that will accept voice, fax or data messages. It includes OCR for converting incoming transmissions into text files and gives users the ability to send true WYSIWYG faxes from an application that has print capabilities. Users also will be able to create custom cover pages with imported graphics, preview entire faxes, including cover pages, retrieve faxes from a remote location, and share data similar to a bulletin board service with a data host.

         HotFax MessageCenter for Windows, Windows 95 and Windows NT is a fully integrated data, fax and voice mail application. The product includes all of the features of HotFax for Windows, Windows 95 and Windows NT mentioned above. It allows the user to configure multiple mailboxes that will accept voice, fax or data messages. The product installs as a Windows 95, Windows NT or Windows
3.1 or 3.11 application. The application can send a pager notification each time a voice message or fax is received. If configured for an alphanumeric pager, the notification will specifically identify the number of faxes, voice mail and memos in the mailbox.

         AudioVision is a video conferencing software product that works over the existing telephone lines or POTS (Plain Old Telephone Service), ISDN, the Internet or intranets. It works with any digital camera plugged into the parallel port on the computer or with an analog camera plugged into a video capture card. It also supports the industry ITU H.324 standard for interoperability over POTS. AudioVision includes a feature called VMail that allows the user to record a video and audio message, save it as an executable file and send it via email as an attachment to another individual who can then play the message. The latest version also includes other features such as a virtual VCR, a whiteboard, and plug-in multi-user games that can be played by both parties while holding a video conference.

         VideoLink Mail is an application that allows the recording of a video and audio message which can be saved in a highly compressed format as a self extracting file which can then be sent via an email attachment over the Internet. The recipient can then play the message just by double clicking on the attachment.

SALES AND MARKETING

         The Company sells its communication software products worldwide to OEM customers that bundle or pre-load the Company's software with their hardware products, and to distributors and retailers that sell the product to end user
customers.    Since the beginning of 1997, the Company has begun to focus on a third channel, the corporate and government market. The Company has released a volume purchase program to address corporate site licensing needs and is developing products to address vertical markets to be distributed through channels established by corporate partners.


         OEM Sales

         The Company has OEM relationships with many of the major modem manufacturers worldwide. The Company's customers include U.S. Robotics, Practical Peripherals/Hayes, Motorola, IBM, GVC (Taiwan), Banksia (Australia)and Boca Research. Each of these manufacturers bundles the Company's software products with its own hardware products. Approximately 13% of the Company's OEM revenues for the twelve months ended December 31, 1996 were derived from OEM customers outside of the United States. The Company has products available in Japanese, French and German as well as in English and approximately 9% of the Company's OEM revenues for the twelve months ended December 31, 1996 were derived from the sale of foreign language versions of the Company's products.

         The OEM modem market continues to evolve. Personal computer manufacturers have begun to bundle modems and communication software with their products. In some cases, personal computer manufacturers are pre-loading communication software onto hard disks. Moreover, modem chips are under development which will put modem functionality on the motherboard of the personal computer, eliminating the need for a separate modem. In light of these trends, the Company has begun to focus on expanding its OEM relationships with personal computer manufacturers.

         The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. The Company generally ships its products as orders are received. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance. Moreover, the Company does not generally produce software in advance of anticipated orders and therefore has insignificant amounts of inventory. As a result of the foregoing, revenues in any quarter are substantially dependent on orders booked in that quarter.

         During 1994, 1995 and 1996 the Company's three largest OEM customers, including U.S. Robotics, accounted for 56.7% ,66.8% and 62.9%, respectively, of net revenues. U.S. Robotics (including Megahertz with respect to 1995, which was purchased by U.S. Robotics in February, 1995) accounted for more than 10% of the Company's net revenues in 1995 and 1996. Motorola also accounted for more than 10% of revenue in 1996. The Company's major customers could reduce their orders of the Company's products in favor of a competitor's product or for any other reason. The loss of any of the Company's major OEM customers would have a material adverse effect on the Company's business, results of operations and financial condition.

         In April 1996, the Company entered into an OEM agreement having an initial one year term with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation. This OEM agreement superseded the previous agreement between the parties. This agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the new agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by either party at any time for any reason upon 90 days written notice.

         In January 1996, the Company entered into a one-year agreement with Motorola, Inc. under which Motorola's PCMCIA Products Division and Information Systems Group will license Smith Micro's communications software for Motorola retail and OEM products. The agreement is automatically renewable for consecutive one-year periods at the end of each one-year term unless either party provides the other with 60 days notice. The agreement does not require Motorola to purchase any minimum quantity of Smith Micro products.

         The Company sells directly to modem and personal computer manufacturers using an in-house sales staff based in Aliso Viejo, California. The Company allows its OEM customers to return unused software. To date, however, such returns have been infrequent, constituting 0.5% of OEM revenues for 1995.

         Retail Sales

         While historically the Company has generated its revenues primarily from the OEM market, it also sells retail products which are designed to complement or upgrade its OEM products. During the 12 months ended December 31, 1996, retail sales grew to 16% of total net revenues from 6% during the same period in 1995.

         The Company has a separate sales staff that handles retail sales and works closely with Smith Micro's retail distributors on the management of orders, inventory levels, sell-through to retailers, as well as promotions and marketing activities. Domestically, the Company's retail products are sold by independent distributors including Ingram Micro, Tech Data and Merisel. In addition, the retail sales force is responsible for contacting major retail customers to generate demand for the Company's retail products in the retail distribution channel.

         The Company allows distributors and retailers to return products without charge or penalty. In addition, there are times when the Company updates products and requests the distributors of the products to replace inventory on the shelves with the new version in what is called a stock rotation. During 1996 there were approximately $2 million in product returns from the retail channel, or 40% of gross retail sales. A component of the Company's revenue recognition policy is that the Company calculates an allowance for product returns based on its historical experience with product returns. If retail sales of the Company's products increase, the risk of product returns will increase. While the Company's revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of the Company's previous experience, causing the Company to revise its estimates and increase the allowances for such returns.

         The Company employs direct mail programs to offer end-users upgrades to the Company's retail products. The Company advertises in selected computer end-user and re-seller publications and periodically introduces promotions and incentive offers such as special pricing for the purchase of upgrades. The Company also participates in major trade shows, professional conferences and personal computer user group events to reach its target markets.

         Corporate and Government Sales

         The Company historically has not focused specifically on the corporate and government marketplaces. For the coming year, the Company plans to build the infra-structure necessary to sell to these two customer bases. It intends to add sales and marketing efforts to sell direct and work with third party groups that specialize in selling to these customers. As sales in the corporate and government marketplaces tend to be structured differently from the traditional OEM and retail channels, the Company has established a separate pricing structure for such sales. Sales in these marketplaces also tend to be made in single volume orders, typically for site licenses. The Company's pricing structure for sales made in these marketplaces currently accommodates multi-level, volume purchase with discounts for larger orders. A maintenance program also is available to provide technical support and automatic product upgrades under specifically defined terms. In addition, the Company has started the development of products to address vertical markets to be distributed through channels established by corporate partners.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         The Company provides technical support and customer service by telephone, mail, facsimile, modem, its customer bulletin board service, an Internet Web site and through a forum that it operates on CompuServe. Certain of the Company's OEM customers provide their own primary customer support functions and rely on the Company for back-up customer support, while support functions for other OEM customers are provided solely by the Company.

PRODUCT DEVELOPMENT

         The software industry is characterized by frequent changes in technology and evolving user needs. The Company works closely with its current OEM customers to determine future user needs and to anticipate changes in technology. Modem functionality is determined by the capabilities of the modem chip and, accordingly, the Company maintains close relationships with the major modem chip manufacturers and develops software in tandem with modem chip development. These highly interactive development approaches extend to modem manufacturers as well, where Smith Micro works with modem developers in an attempt to provide fully tested software when new modems are released. Engineering relationships with Rockwell, IBM Mwave, Cirrus Logic, Intel, Texas Instruments and others as well as with the Company's major OEM modem customers are central to the product development efforts of the Company. In addition, the Company participates in software product developer programs sponsored by Microsoft, IBM and Apple.

         The Company believes that it must be responsive to the specific customization requests of its OEM customers. With this need for flexibility in mind, the Company has completely redeveloped the code base from which its products are created. Its object-oriented C++ modular code base is designed to allow significant customization and enhancements of features within tight development schedules.

         As of December 31, 1996, the Company had a product development staff of 40 engineers and quality assurance and product testing specialists. The Company plans to add additional software engineers and product testing personnel in the future.

MANUFACTURING

         The Company's software is sold in three forms. Primarily it is sold in a kit which includes disks or a CD and a manual. In addition, the Company permits certain of its OEM customers to duplicate their own disks and the Company controls that process through the use of serialized labels sold to those customers. This method of sale does not require the Company to provide a disk or manual. Also, the Company grants licenses to certain OEM customers that enable those customers to pre-load a copy of the Company's software onto a personal computer's hard disk. With the corporate sales program, the Company offers site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

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

         Where the Company is selling kitted product, it duplicates most of the required disks at its Aliso Viejo, California facility. This facility is capable of producing 25,000 duplicated disks in a single eight hour shift. Operations are primarily conducted on a single shift basis, although the Company operates a second shift from time to time to accommodate customer delivery requirements. The Company has outside production alternatives in the event of a disruption of its Aliso Viejo operations. The Company uses outside vendors for printing of labels, manuals and packaging and uses outside kit assembly companies for all but a limited number of orders.

         In the first quarter of 1996, the Company began shipping a kitted CD-ROM product. The Company relies on third party suppliers to provide CD-ROM components. When CD-ROMs are required, the Company uses outside sources for CD-ROM replication. The equipment to replicate CD-ROMs is very costly making it unlikely that the Company will add this capability internally. This leaves the Company dependent on CD-ROM replication facilities for both the timing and pricing of the software produced in CD-ROM format. This could impair the Company's ability to deliver products to customers and any price increases could reduce gross margins which could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

         The markets in which the Company operates are highly competitive and subject to rapid changes in technology. The strategic directions of major personal computer hardware manufacturers and operating system developers are also subject to changes. The Company competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers. The Company also competes with other software companies in its efforts to acquire software technology developed by third parties and in attracting qualified personnel. These actions may result in increased price competition.

         The Company believes that the principal competitive factors affecting the market include product features and ease of use, willingness of the vendor to customize the product to fit customer-specific needs, product reputation, quality, performance, price, customer service and support, and the effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

         Because there are relatively low barriers to entry in the software market and because rapidly changing technology is constantly creating new opportunities, the Company expects additional competition from other established and emerging software companies as fax and data applications merge with video and audio applications and the emerging cellular, wireless and telephony markets develop. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business and results of operations.

         The Company competes primarily with Symantec/Delrina, Cheyenne, White Pine, Global Village and VDONet in the OEM market, and with Symantec/Delrina, Global Village, Quarterdeck and Traveling Software in the retail market for communication software products. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

         The Company also believes that the market in which it competes has been characterized by the consolidation of established communication software suppliers and that this trend, which may lead to the creation of additional large and better-financed competitors, may continue. Moreover, because there are low barriers to entry into the software market, the Company believes that competition will increase in the future.


         Symantec/Delrina and many of the Company's other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. The Company believes that the market for its software products has been and will continue to be characterized by significant price competition. A material reduction in the price of the Company's products could negatively affect the Company's profitability.

         Many of the Company's existing and potential OEM customers are major manufacturers of modems and have substantial technological capabilities. These customers may currently be developing, or may in the future develop, products that compete directly with the Company's products and may, therefore, discontinue purchases of the Company's products. The Company's future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communication software from the Company rather then design and develop their own software. In light of the fact that the Company's customers are not contractually obligated to purchase any of the Company's products, there can be no assurance that the Company's existing OEM customers will continue to rely, or expand their reliance, on the Company as an external source for communication software.

         The Company also faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating systems, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company.

PROPRIETARY RIGHTS AND LICENSES

         Although the Company believes that its products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

         From time to time, the Company has received and may receive in the future communications from third parties asserting that trademarks used by the Company or features or content of certain of the Company's products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Moreover, any of these proceedings could also result in an adverse decision as to the priority of the Company's inventions. Such results would materially adversely affect the Company, and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have a material adverse effect on its business, results of operations and financial condition.

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

         In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.
In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses could have a material adverse effect on its business, results of operations and financial condition.

EMPLOYEES

         As of December 31, 1996, the Company had a total of 89 employees, of which 40 were engaged in engineering, 16 were in sales and marketing, 12 were in customer support, 14 were in finance and administration and 7 were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages, and considers its relations with its employees to be good.

ACQUISITION OF PERFORMANCE COMPUTING INCORPORATED

         On March 14, 1996, the Company completed its acquisition of PCI, an audio/video software solutions provider. In connection with the acquisition, all of the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's Common Stock and $2.1 million in cash. Of the shares issued and the cash paid, 135,000 shares of Common Stock and $180,000 of cash were placed in a one-year escrow to secure the indemnification obligations of the sellers in the transaction. This cash in escrow was partially offset by claims against the escrow fund as of March 14, 1997 and the balance was paid in cash. Under an amendment to the terms of the escrow arrangement, a portion of the escrowed shares are being kept as security for future claims for an additional one-year period, through March 14, 1998, or until such time as certain matters are fully resolved. In addition, certain milestones as set forth in the acquisition agreement were met by March 14, 1997 and as required in the PCI acquisition agreement, $800,000 was paid to the seller group or at its direction.

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

         Reliance on U.S. Robotics. In 1994, 1995 and 1996, U.S. Robotics (including, with respect to 1995, Megahertz, which U.S. Robotics acquired in February 1995), represented 35.8%, 52.1% and 46.4%, respectively, of the Company's net revenues. The Company expects that U.S. Robotics, which became a customer in the fourth quarter of 1993, will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement having an initial one year term with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation. This OEM agreement superseded the previous agreement between the parties. The new agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and moreover may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. In addition, 3Com has announced its intention to acquire U.S. Robotics. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1995 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively.

         Concentration of Customer Revenues. In addition to its reliance on U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Approximately 56.7%, 66.8%, and 62.9% of the Company's net revenues in 1994,

1995, and 1996, respectively, were derived from sales of products to the Company's three largest OEM customers, including U.S. Robotics. The Company expects that it will continue to be dependent upon relatively large orders from these customers and a limited number of other OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Hayes Microcomputer Products ("Hayes"), one of the Company's significant OEM customers, previously acquired Practical Peripherals, another OEM customer of the Company. Hayes (including Practical Peripherals) accounted for 15.4%,9.8% and 3.8% of the Company's net revenues for 1994,1995 and 1996, respectively. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. Finally, during February 1997, 3Com announced its intent to acquire U.S. Robotics. There can be no assurance that any such acquisition will not result in a change in the resulting entity's purchasing habits, a decrease in orders, a delay in orders previously made by the customer or the loss of that customer entirely. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products.

         During 1996, retail distributors became a more significant customer base for the Company. Approximately 16% of net revenues during 1996 were derived from sales of products to retail customers. The Company expects that the retail distribution customers will continue to contribute a significant portion of it's revenue in future periods, although no such customer is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, large distributors that carry the Company's product line for the retail channel have longer payment patterns than the OEM customers. This has increased the Company's receivable balance which has resulted in decreased cash flow from operations. A significant increase in business through the retail / distribution channel could continue to increase the pressure on the cash flow from operations.

         Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. In 1995 and 1996, respectively, 84% and 64%of the Company's net revenues were derived from the sale of various versions of QuickLink II Fax and 10% and 7%of the Company's net revenues were derived from MacComCenter, which is the QuickLink II Fax equivalent for the Macintosh market. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. The decline in QuickLink II Fax sales from 84% of net revenues in 1995 to 64% in 1996 was primarily due to the increased sales of retail products. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

         Microsoft is the leading developer of operating systems for personal computers. While the Company has successfully developed software products for current Microsoft operating systems, there can be no assurance that the Company will successfully develop new versions of its software products that will operate on future Microsoft operating systems, or that any such development, even if successful, will be completed concurrently with or prior to introductions by competitors of communication software products for those operating systems. Any such failure or delay could affect the Company's competitive position or lead to product obsolescence in the future.

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

         Competitive Threat from Microsoft Windows 95, Windows NT and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 95 and Windows NT, the latest of the Microsoft operating systems, include capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink II Fax. If the communications capabilities of Windows 95, Windows NT or other operating systems are adopted by users, sales of the Company's products could decline.

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

         The Company's retail products face significant competition. In the retail market, HotFax, the Company's principal retail product, competes directly with Symantec/Delrina's WinFax Pro 7.5. Symantec/Delrina is well established in the retail distribution channel. There can be no assurance that HotFax will capture a significant share of the retail market for communication software. In addition, the Company's newly released retail video conferencing product, AudioVision, competes in a new and rapidly changing software market. Some of the current competitors in the video conferencing software market are White Pine, Connectix, and VDONet, and there can be no assurance that the Company will compete successfully with these and any future competitors in the retail video conferencing software market. In the OEM distribution channel, the Company has several strong competitors, among them Symantec/Delrina, Global Village, White Pine and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

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

         Dependence on New Product Offerings. The Company's future success will depend, in significant part, on its ability to successfully develop and introduce new software products and improved versions of existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. There can be no assurance that new products will be introduced on a timely basis, if at all. If new products are delayed or do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. In the past, the Company has also experienced delays in purchases of its products by customers anticipating the launch of new products by the Company or the Company's customers. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur. There can also be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such software or that any such software will be accepted in the market.

         Retail Product Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales. The Company is developing retail products with expanded functionality from its OEM products, and the Company expects to introduce other products in the retail distribution channel as well. Sales in the retail channel have grown to approximately 16% of net revenues for the year ended 1996, from 6% during the same period in 1995. The ability to maintain distributor and retailer relationships is largely a function of volumes. If the Company does not meet certain minimum volume requirements, it will not be able to maintain its relationships. With unproven products and its distribution system at early stages, there can be no assurance that the Company's retail marketing plan will succeed. Further, while retail products provide higher unit revenues than OEM products, retail distribution entails significantly higher costs. These costs include advertising, trade shows, public relations and the expenses related to the development and maintenance of a sales force dedicated to the retail distribution effort. Accordingly, there can be no assurance that retail sales will provide the margins that the Company has been able to achieve on its OEM sales or that distributor and retailer minimum volume requirements will be met.

         In implementing its retail sales strategy, the Company relies on distributors, retailers and value added resellers (collectively, "resellers") for the marketing and distribution of HotFax, HotFax MessageCenter, HotPage, AudioVision and its other retail products. The Company's agreements with resellers are not exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers carry product lines that are competitive with those of the Company. There can be no assurance that these resellers will give a high priority to the marketing of the Company's products or that resellers will continue to carry the Company's products. In addition, these resellers typically are allowed to return products without charge or penalty. A component of the Company's revenue recognition policy is that the Company calculates an allowance for product returns based on its historical experience. If retail sales of the Company's products increase, the risk of product returns will increase. While the Company's revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of the Company's previous experience, causing the Company to revise its estimates and increase the allowances for such returns. Excessive or unanticipated returns could materially adversely affect the Company's business, results of operations and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will retain its current resellers or will be successful in recruiting other resellers to represent it. Any of these anticipated changes in the Company's distribution channels could materially adversely affect the Company's business, results of operations and financial condition.

         Corporate and Government Product and Marketing Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales, and more recently, retail sales. During 1997 the Company plans to add the infrastructure necessary to support a focus on the corporate and government market. The corporate market includes vertical applications that are industry specific and require the investment of engineering resources. There can be no assurance that the additional infrastructure required in sales and marketing to the corporate and government markets, or the investment in engineering resources for applications specific to such markets, will yield significant sales growth for the Company or provide the margins the Company has achieved historically on its OEM sales.

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

         Pre-Load and Royalty Based Software Market. The Company primarily sells its software in a form that includes a disk and a manual. Some of its customers "pre-load" the Company's software onto a hard disk or pay a royalty based on units produced or shipped. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company believes these facilities contribute profits to the Company. Currently, the Company has the capability to produce its products in-house on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. As the size of software programs grow, CD-ROM is becoming a more prominent medium. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

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

         Acquisition of Performance Computing, Inc. The Company acquired Performance Computing, Inc. (PCI) in March 1996. The Company's future financial results will depend in part on its ability to successfully integrate PCI's business with its own, and there can be no assurance that the Company will be able to successfully coordinate its business activities with those of PCI. Furthermore, there can be no assurance that the Company will be successful in integrating PCI products with those of the Company or that the results of PCI's operations will not have an adverse effect upon the Company's operating results.

         The Company has sold only a limited amount of PCI products to date. PCI products compete in a new and rapidly changing market and there can be no assurance that such products will receive or gain market acceptance. Lack of market acceptance of such products, or delays in or non-completion of the development of new PCI products, could have an adverse impact on the Company's business, results of operations and financial condition. In addition, PCI products compete against those of several competitors, including White Pine, Connectix, Intel and VDONet, some of whom have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully against these and any future competitors in the video conferencing software market.

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

         Duplication of Software. The Company duplicates a substantial amount of its software at its Aliso Viejo, California facility. The Company believes that its internal duplication capability provides it with a competitive advantage since it eliminates the profit margin required by outside duplication sources and enables a high degree of scheduling control. This concentration of production does, however, expose the Company to the risk that production could be disrupted by natural disaster or other events, such as the presence of a virus in the Company's duplicators. The Company believes that it could retain outside duplication alternatives quickly, but there is no assurance that it could do so or, if such arrangements could be made, that duplication could take place in an economical or timely manner. When CD-ROMs are required, the Company uses outside third parties for CD-ROM replication. The equipment to replicate CD-ROMs is very costly making it unlikely that the Company will add this capability internally. Because the Company is dependent on CD-ROM replication facilities for both the timing and pricing of the software produced in CD-ROM format, any adverse changes in the timing of such replication could impair the Company's ability to deliver products to customers and any price increases could reduce gross margins which, in each case, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         International Sales. The Company presently operates in foreign markets and intends to expand its international presence. For the twelve months ended December 31, 1996 net revenues generated outside the U.S. grew 6.6% to $3.2 million. As a percentage of total net revenues, international sales decreased to 14.4% during 1996 from 16.6% for the twelve months ended December 31, 1995. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. Dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law which may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QUICKLINK GOLD, but has not yet obtained registrations for all of its trademarks in the United States or other countries, such as for the mark QUICKLINK II FAX. Until recently, the Company did not require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights In addition, the company has recently started the patent application process for a number of technologies that could provide additional protection for existing products and products under development.. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Concentration of Ownership. As of March 14, 1997, William Smith and Rhonda Smith beneficially own, as community property, approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

         Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of March 14, 1997, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith will be available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration in September 1997 of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. However, this lock-up agreement does not preclude William Smith and Rhonda Smith from selling shares in an underwritten offering meeting certain parameters commencing no sooner than 180 days after September 19, 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.


ITEM 2.  PROPERTIES

         The Company's principal administrative, sales and marketing, customer support and research and development facility is located in approximately 28,000 square feet of space in Aliso Viejo, California. This facility is leased by the Company through March 31, 1998. The Company also leases another facility of approximately 3,000 square feet in Boulder, Colorado pursuant to a lease which extends through May 31, 1997, a facility of approximately 900 square feet in Plano, Texas, pursuant to a lease which extends through June 30, 1997, and a facility of approximately 3,600 square feet in Beaverton, Oregon which extends through February 28, 2000. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMSI." The high and low closing sale prices for the Company's Common Stock as reported by Nasdaq are set forth below for the periods indicated.

                                                                              High               Low
                                                                              ----               ---
          YEAR ENDED DECEMBER 31, 1995:

          Third Quarter (from September 19, 1995)  . . . . . . . . .        $14 1/2             $9 7/8

          Fourth Quarter . . . . . . . . . . . . . . . . . . . . . .         13 1/2              5 1/4

          YEAR ENDING DECEMBER 31, 1996:

          First Quarter  . . . . . . . . . . . . . . . . . . . . . .          9 3/4              5 1/2

          Second Quarter . . . . . . . . . . . . . . . . . . . . . .         16 7/8              8 3/8

          Third Quarter  . . . . . . . . . . . . . . . . . . . . . .         12 1/4              5 1/8

          Fourth Quarter . . . . . . . . . . . . . . . . . . . . . .          6 1/4              4 3/4


         On March 14, 1997, the closing sale price for the Company's Common Stock as reported by Nasdaq was $4.375.

HOLDERS

         As of March 14, 1997, there were 70 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data with respect to the Company's consolidated statements of operations and consolidated balance sheets as of and for the years ended December 31, 1994, 1995 and 1996 are derived from the audited Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                          1994         1995        1996
                                                                        --------     -------     --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,372   $  18,012   $  22,091
 Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,128       5,887       6,795
                                                                        ---------   ---------   ---------
 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,244      12,125      15,296
 Operating expenses:

    Sales and marketing                                                     1,559       1,995       2,939
    Research and development                                                1,126       1,621       3,324
    General and administrative                                              1,956       2,555       3,796
    Acquired Research & Development                                                                 5,169
                                                                        ---------   ---------   ---------
 Total operating expenses  . . . . . . . . . . . . . . . . . . . . .        4,641       6,171      15,228
 Operating income  . . . . . . . . . . . . . . . . . . . . . . . . .        2,603       5,954          68
 Other income (expense), net . . . . . . . . . . . . . . . . . . . .           13         308         849
                                                                        ---------   ---------   ---------
 Income before income tax expense  . . . . . . . . . . . . . . . . .        2,616       6,262         917
 Income tax expense (1)  . . . . . . . . . . . . . . . . . . . . . .           49         810       2,436
                                                                        ---------   ---------   ---------
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,567   $   5,452   $ (1,519)
                                                                        =========   =========   =========

 Net loss per share                                                                             $   (.11)
                                                                                                =========
 Pro forma net income (1)  . . . . . . . . . . . . . . . . . . . . .                $   3,757
                                                                                    =========
 Pro forma net income per share (1)  . . . . . . . . . . . . . . . .                $     .30
                                                                                    =========

 Shares used in computation  . . . . . . . . . . . . . . . . . . . .                   12,627      13,992
                                                                                    =========   =========

                                                                               AS OF DECEMBER 31,
                                                                        ---------------------------------
                                                                          1994        1995         1996
                                                                        --------    --------     ------
 BALANCE SHEET DATA:
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,240   $  23,662   $  24,107
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          608       3,417       2,277
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .        2,610       2,085         566
 Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .        2,632      20,245      21,830

--------------------------

(1) Prior to the effective date of the initial public offering, the Company was treated as an S corporation pursuant to the Internal Revenue Code. Subsequent to the effective date of the initial public offering, the Company's tax status reverted back to that of a C corporation.

    The pro forma information presented on the statement of operations data reflect a provision for income taxes in 1995 as if the Company had been taxed as a C corporation for the entire year, assuming effective tax rates that would have been in effect at such time. The principal difference between the effective pro forma tax rate and the statutory federal tax rate relates to state taxes and research and development tax credits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM and retail products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 3.7%,2.3% and 16.8% of the Company's net revenues for 1994, 1995 and 1996, respectively.

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

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. Sales to U.S. Robotics (including, for 1995, sales to Megahertz which U.S. Robotics acquired in February 1995), in particular, which became a customer in the fourth quarter of 1993, accounted for approximately 35.8%, 52.1% and 46.4% of the Company's net revenues for 1994, 1995, and 1996, respectively. During 1994, 1995, and 1996 the Company's three largest OEM customers, including U.S. Robotics, accounted for 56.7%, 66.8%, and 62.9%, respectively, of net revenues. During 1994, 1995, and 1996 the Company's net revenues form the three largest retail customers accounted for 2.5%, 2.8% and 15.8%, respectively, of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

         In April 1996, the Company entered into an OEM agreement having an initial one year term with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation which agreement superseded the previous agreement between the parties. The new agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1995 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. During February 1997, 3Com announced its intent to acquire U.S. Robotics. Upon completion, there can be no assurance that the acquisition will not result in a change in the resulting entity's purchasing habits, a decrease in orders, or delays in orders previously made by U.S. Robotics, or the loss of that customer entirely.

         The Company entered into an agreement having an initial one-year term with Motorola in January 1996 to provide retail and OEM products to Motorola's PCMCIA Division and Information Systems Group. This agreement is automatically renewable for consecutive one-year terms, but either party may terminate the agreement at the end of the then-current term by providing 60 days notice to the other party. Moreover, as with the U.S. Robotics Access Corp. agreement, the Motorola agreement does not require Motorola to purchase any minimum quantity of Smith Micro products and, as a result, there can be no assurance that Motorola will order any additional products or that it will develop into a substantial customer of the Company.

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

         On March 14, 1996, the Company acquired Performance Computing Incorporated. In connection with the acquisition, all of the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's common stock, valued at $2,944,000 and $2,100,000 in cash with an additional $800,000 payable to the seller group or at its direction contingent on the achievement of certain milestones. Such amount was accrued as a part of the purchase price; all of the milestones have subsequently been met and the entire amount was paid subsequent to year-end. The Company also incurred direct costs of approximately $111,000 related to the acquisition.

         The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price to $996,000 of identified assets, $321,000 of liabilities and $5,169,000 of in-process research and development. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed in accordance with Interpretation 4 of APB Opinion No. 16.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                  1994               1995              1996
                                                                -------            -------            -------
 Net revenues                                                    100.0%             100.0%             100.0%
 Cost of sales                                                    30.2%              32.7%              30.8%
                                                                 ------             ------             ------
 Gross profit                                                     69.8%              67.3%              69.2%
 Operating expenses:
    Sales and marketing                                           15.0%              11.1%              13.3%
    Research and development                                      10.8%               9.0%              15.0%
    General and administrative                                    18.9%              14.2%              17.2%
    Acquired Research & Development                                                                     23.4%
                                                                 ------             ------             ------
 Total operating expenses                                         44.7%              34.3%              68.9%
                                                                 ------             ------             ------
 Operating income                                                 25.1%              33.0%                .3%
 Other income, net                                                  .1%               1.7%               3.8%
                                                                 ------             ------             ------
 Income before income tax expense                                 25.2%              34.7%               4.1%
 Income tax expense                                                0.5%               4.5%              11.0%
                                                                 ------             ------             ------
 Net income                                                       24.7%              30.2%             (6.9)%
                                                                 ======             ======            =======


         Net Revenues

         Net revenues increased 22.6% from $18.0 million for 1995 to $22.1 million for 1996. This increase was due to increased retail and OEM sales.
Net revenues from retail sales increased approximately 212% to $3.4 million in 1996 from $1.1 million in 1995. As a consequence, retail sales grew as a percentage of net revenues from 5.8% for 1995 to 15.8% for 1996. In addition, net revenues from sales to U.S. Robotics increased approximately 9% from $9.4 million in 1995 to $10,2 million in 1996. However, as a percentage of net revenues, sales to U.S. Robotics decreased from 52.1% during 1995 to 46.4% during 1996. Sales to Motorola increased 220% from $.9 million in 1995 to $2.8 million in 1996.

         Net revenues increased 73.7% from $10.4 million in 1994 to $18.0 million in 1995. This increase was due primarily to increased sales to the Company's largest customer, U.S. Robotics, and increased international sales, primarily to Canada, France, and Australia. Net revenues from sales to U.S. Robotics (including sales to Megahertz for 1995), increased 154.0% from $3.7 million for 1994 to $9.4 million for 1995. In addition, international sales, which includes all sales outside of the United States, increased 127.0% from $1.3 million for 1994 to $3.0 million for 1995 and grew from 12.7% of net revenues to 16.6 % of net revenues over the same periods. Sales of the Company's retail products remained relatively constant, consisting of $1.1 million for each of 1994 and 1995, and, as a consequence, retail sales fell as a percentage of net revenues from 10.8 % for 1994 to 5.8% for 1995.

         Gross Profit

         Gross profit represents net revenues, less cost of sales, which includes cost of materials, costs related to the operations of the Company's duplication facilities, freight charges and royalties to licensors.

         Gross profit increased 26.2% from $12.1 million in 1995 to $15.3 million in 1996 and increased as a percentage of net revenues to 69.2% from 67.3% over the same periods. The increase in gross margins as a percentage of net revenues for 1996 was primarily due to the fact that retail sales as a percent of net revenues increased and, in addition, during 1996 the Company made arrangements with several of it's large OEM customers to charge for products on a royalty schedule instead of producing kitted products for them.

         Gross profit increased 67.3% from $7.2 million in 1994 to $12.1 million in 1995, but decreased as a percentage of net revenues from 69.3% to 67.3% over the same period. This decline in gross margins as a percentage of net revenues for 1995 was primarily due to the fact that retail sales as a percent of net revenues declined and the fact that price concessions were granted to U.S. Robotics under the terms of the former agreement between the parties. The price concessions, coupled with U.S. Robotics' growth as a percent of Smith Micro's revenues for 1995 increased pressure on the gross margin.

         Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions.

         Sales and marketing expenses increased 47.3% from $2.0 million in 1995 to $2.9 million in 1996. As a percent of net revenues, sales and marketing increased from 11.1% in 1995 to 13.3% in 1996. Sales and marketing expenditures increased due to additional personnel, increased presence in trade shows, increased channel marketing programs, and increased print advertising campaigns. Additional channel marketing programs have been necessary as the company expands in the retail channel.

         Sales and marketing expenses increased 27.9% from $1.6 million in 1994 to $2.0 million in 1995. As a percent of net revenues, sales and marketing decreased from 15.0% in 1994 to 11.1% in 1995. Sales and marketing expenditures increased in actual terms due to the additional personnel, increased presence at trade shows, and increased print advertising campaigns.

         Research and Development Expenses

         Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's software development efforts. The Company anticipates that it will continue to increase spending in absolute dollars on research and development for the foreseeable future. To date, the Company has not capitalized any software development expenses, since the Company's development efforts have been completed concurrently with the establishment of technological feasibility. However, significant new products developed in the future may require the capitalization of certain software development expenses.

         Research and development expenses increased 105% from $1.6 million for 1995 to $3.3 million in 1996. As a percentage of net revenues, research and development expenditures also increased from 9% in 1995 to 15% in 1996. This increase is attributed primarily to the additional personnel related to the acquisition of Performance Computing, Inc. in the first quarter of 1996.

         Research and development expenses increased 43.9% from $1.1 million in 1994 to $1.6 million in 1995. As a percentage of net revenues, research and development expenditures decreased from 10.9% in 1994 to 9.0% in 1995. The increase in expenditures from 1994 is attributed to added personnel in the Company's Colorado and California offices, the opening of the Company's Plano, Texas office, and the Dove software purchase in the second quarter. The additional personnel in the satellite offices reflect the focus on the development of non-Windows based application software.

         General and Administrative Expenses

         General and administrative expenses include expenses related to the general operations of the Company.

         General and administrative expenses increased 48.6% from $2.6 million in 1995 to $3.8 million in 1996. As a percentage of net revenues, general and administrative expenditures increased from 14.2% in 1995 to 17.2% in 1996. The increase in expenditures is due to the additional personnel in technical support, accounting and administrative functions who were added throughout the year.

         General and administrative expenses increased 30.6% from $2.0 million in 1994 to $2.6 million in 1995. The increase in expenditures is due to the additional personnel in technical support, accounting and administrative functions who were added throughout the year.

         Income Taxes

         Prior to the Company's initial public offering in September, 1995, the Company had been treated as an S corporation for federal and certain state income tax purposes. Income tax expense was $49,000, $810,000 and $2.4 million for 1994, 1995, and 1996, respectively. Concurrent with the closing of the public offering, the Company recorded a deferred tax asset of $122,800 to reflect the deferred taxes of the Company as a C corporation. The pro forma net income for 1995 reflects a provision for income taxes assuming effective tax rates in effect for each period presented. This effective tax rate differs from the statutory federal rate of 34.0% principally because of state taxes and research and development credits.

         Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $2.1 million and $4.5 million for 1994 and 1995, respectively. Net cash used in operations in 1996 was $288,000. The decrease in cash provided from operations in 1996 was primarily the result of increased accounts receivable and income taxes receivable, and the increased operating costs,
primarily in research and development expenditures.   Net cash provided by
operating activities for 1994 and 1995 consisted primarily of net income and for 1995, an increase in accrued liabilities, offset by increases in accounts receivable.

         Cash used in investing activities was $270,000, $384,000 and $2.5 million for 1994, 1995 and 1996, respectively. The increase in cash used in investing activities during 1996 was primarily related to the purchase of Performance Computing, Inc. in the first quarter of 1996. The balance of the investing activities have consisted primarily of the acquisition of property and equipment including the purchase of computers and production equipment.

         Net cash used in financing activities was $1.7 million and $1.8 million for 1994 and 1996, respectively, which was related to distributions and repayment of notes to stockholders and founders. For 1995, net cash provided by financing activities was $14.3 million. This was related to the Company's initial public offering and was partially offset by distributions to the S corporation stockholders during the same period in 1995.

         At December 31, 1996, the Company had $14.5 million in cash and cash equivalents and $20.7 million of working capital. The Company had $6.0 million in accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

         At December 31, 1995, the Company had $19.0 million in cash and cash equivalents and $19.7 million of working capital. The Company had $3.4 million in accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two years prior to the date of the most recent financial statements and the subsequent interim period, the Company has not had a change in its independent auditors nor have there been any disagreements between the Company and its independent auditors.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The sections titled "Executive Officers of the Company," "Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference

ITEM 11. EXECUTIVE COMPENSATION

         The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)  FINANCIAL STATEMENTS:

         The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                                                  PAGE
                                                                                                  ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets as of December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for each of the three years in
   the period ended December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

    Consolidated Statements of Stockholders Equity for each of the three years in the period ended December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
    Consolidated Statements of Cash Flows for each of the three years in the
       period ended December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
    Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


         (2)     FINANCIAL STATEMENT SCHEDULE

         The Company's financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the financial statements or the notes thereto.

                                                                                                      Page
                                                                                                      ----
    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-1
    Schedule II  Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . .  S-2

         (3)     EXHIBITS:

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

 Exhibit
   No.                        Title                                   Method of Filing
 -------                      -----                                   ----------------
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

 Exhibit
   No.                        Title                                   Method of Filing
 -------                      -----                                   ----------------
10.18      Smith Micro Software, Inc. Amended and       Incorporated by reference to Exhibit 10.21
           Restated Software Licensing and              to the Registrant's Quarterly Report on
           Distribution Agreement, dated April 18,      Form 10-Q for the quarter ended September 30,
           1996, by and between the Company and         1996
           U.S. Robotics Access Corp.

10.19      Office Building Lease, dated March 1,        Incorporated by reference to Exhibit 10.19
           1994, by and between Performance Computing   to the Registrant's Annual Report on Form
           Incorporated and Petula Associates,          10-K for the fiscal year ended December
           Ltd./KC Woodside.                            31, 1995

10.20      Agreement and Plan of Merger by and          Incorporated by reference to Exhibit 2 to
           between Smith Micro Software, Inc.,          the Registrant's Current Report on Form 8-K
           Performance Computing Incorporated and PCI   filed with the Commission on March 28,
           Video Products, Inc. dated as of March 14,   1996
           1996.

10.21      Amendment No. 1, dated as of March 10,       Filed Herewith
           1997, to Agreement and Plan of Merger by
           and between Smith Micro Software, Inc.,
           Performance Computing Incorporated and PCI
           Video Products, Inc. dated as of March 14,
           1996.

23.1       Independent Auditors' Consent.               Filed Herewith

27         Financial Data Schedule.                     Filed Herewith

         (B)     EXHIBITS ON FORM 8-K

         No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SMITH MICRO SOFTWARE, INC.


Date:  March 28, 1997                      By: /s/ William W. Smith, Jr.
                                           -------------------------------------
                                           William W. Smith, Jr.
                                           Chairman of the Board,
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                                   TITLE                                 DATE
              ---------                                   -----                                 ----
 /s/ William W. Smith, Jr.            Chairman of the Board,                               March 28, 1997
 ----------------------------------   President and Chief Executive Officer
     William W. Smith, Jr.            (principal executive officer)


 /s/ Rhonda L. Smith                  Executive Vice President, Chief Operating            March 28, 1997
 ----------------------------------   Officer, Secretary, Treasurer and Director
     Rhonda L. Smith                  (principal accounting officer)


 /s/ Robert W. Scheussler             Senior Vice President, Chief Technical               March 28, 1997
 ----------------------------------   Officer, and Director
     Robert W. Scheussler


 /s/ Robert E. Grice                  Chief Financial Officer (principal financial         March 28, 1997
 ----------------------------------   officer)
     Robert E. Grice


 /s/ Thomas G. Campbell               Director                                             March 28, 1997
 ----------------------------------
     Thomas G. Campbell


 /s/ F. Terry Eger                    Director                                             March 28, 1997
 ----------------------------------
     F. Terry Eger

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Smith Micro Software, Inc.:


We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 1997

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1996
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  1995         1996
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                       $19,020      $14,487
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $518 (1995) and $1,822 (1996)                          3,400        6,017
Income taxes receivable                                                                          520
Deferred tax asset (Note 6)                                                          40          850
Inventories                                                                         443          561
Prepaid expenses and other current assets                                           207          415
                                                                                -------      -------
    Total current assets                                                         23,110       22,850

EQUIPMENT AND IMPROVEMENTS, net (Note 3)                                            552          548

INTANGIBLE ASSETS (Note 12)                                                                      709
                                                                                -------      -------
                                                                                $23,662      $24,107
                                                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                $   908      $   892
Accrued liabilities (Note 4)                                                        495        1,223
Income taxes payable (Note 6)                                                        79
Note payable to stockholders (Note 5)                                             1,935
                                                                                -------      -------
    Total current liabilities                                                     3,417        2,115

DEFERRED TAX LIABILITY (Note 6)                                                                  162

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 2 and 10):
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 13,700,000 shares (1995) and 14,074,000 shares (1996)
  issued and outstanding                                                             14           14
Additional paid-in capital                                                       18,146       21,250
Retained earnings                                                                 2,085          566
                                                                                -------      -------
    Total stockholders' equity                                                   20,245       21,830
                                                                                -------      -------

                                                                                $23,662      $24,107
                                                                                =======      =======





See notes to consolidated
financial statements.                  F-2

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                              1994            1995          1996
NET REVENUES (Note 8)                                                       $10,372         $18,012       $22,091

COST OF REVENUES                                                              3,128           5,887         6,795
                                                                            -------         -------       -------
GROSS PROFIT                                                                  7,244          12,125        15,296

OPERATING EXPENSES:
Selling and marketing                                                         1,559           1,995         2,939
Research and development                                                      1,126           1,621         3,324
Acquired in-process research and development (Note 12)                                                      5,169
General and administrative                                                    1,956           2,555         3,796
                                                                            -------         -------       -------
  Total operating expenses                                                    4,641           6,171        15,228
                                                                            -------         -------       -------

OPERATING INCOME                                                              2,603           5,954            68

INTEREST INCOME, net                                                             13             308           849
                                                                            -------         -------       -------
INCOME BEFORE INCOME TAX EXPENSE                                              2,616           6,262           917

INCOME TAX EXPENSE (Note 6)                                                      49             810         2,436
                                                                            -------         -------       -------
NET INCOME (LOSS)                                                           $ 2,567         $ 5,452       $(1,519)
                                                                            =======         =======       =======

NET LOSS PER SHARE                                                                                        $ (0.11)
                                                                                                          =======
PRO FORMA INFORMATION (unaudited) (Note 2):

Historical income before income tax expense                                                 $ 6,262
Pro forma income tax expense                                                                  2,505
                                                                                            -------

PRO FORMA NET INCOME                                                                        $ 3,757
                                                                                            =======

PRO FORMA NET INCOME PER SHARE                                                                $0.30
                                                                                            =======
WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION                                                                                12,627        13,992
                                                                                            =======        ======





See notes to consolidated
financial statements.                   F-3

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
(IN THOUSANDS)



                                                 COMMON STOCK          ADDITIONAL
                                              ------------------        PAID-IN          RETAINED
                                              SHARES      AMOUNT        CAPITAL          EARNINGS       TOTAL
BALANCE, January 1, 1994                      12,000       $12         $    10           $ 1,776       $ 1,798

Distributions to stockholders                                                             (1,733)       (1,733)

Net income                                                                                 2,567         2,567
                                              ------       ---         -------           -------       -------

BALANCE, December 31, 1994                    12,000        12              10             2,610         2,632

Distributions to stockholders                                                             (5,977)       (5,977)

Issuance of common stock                       1,700         2          18,136                          18,138

Net income                                                                                 5,452         5,452
                                              ------       ---         -------           -------       -------

BALANCE, December 31, 1995                    13,700        14          18,146             2,085        20,245

Issuance of common stock
  in acquisition                                 350                     2,944                           2,944

Exercise of common stock options                  24                       160                             160

Net loss                                                                                  (1,519)       (1,519)
                                              ------       ---         -------           -------       -------

BALANCE, December 31, 1996                    14,074       $14         $21,250           $   566       $21,830
                                              ======       ===         =======           =======       =======




See notes to consolidated
financial statements.                  F-4

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
(IN THOUSANDS)



                                                                                  YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                              1994         1995          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ 2,567       $ 5,452      $(1,519)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                 132           218          452
  Write-off of in-process research and development                                                       5,169
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                                      260           122        1,304
  Deferred income taxes                                                                       (40)        (648)
  Change in operating accounts, net of amounts acquired:
    Accounts receivable                                                        (956)       (1,755)      (3,723)
    Income taxes receivable                                                                               (520)
    Inventories                                                                 (70)         (225)        (118)
    Prepaid expenses and other current assets                                   (11)         (172)        (197)
    Accounts payable                                                             34           604         (157)
    Accrued liabilities                                                         129           191         (252)
    Income taxes payable                                                                       79          (79)
                                                                            -------       -------      -------

      Net cash provided by (used in) operating activities                     2,085         4,474         (288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (270)         (384)        (259)
Acquisition of Performance Computing, Inc.                                                              (2,100)
Direct costs of acquisition                                                                               (111)
                                                                            -------       -------      -------

      Net cash used in investing activities                                    (270)         (384)      (2,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                     18,138          160
Distributions to stockholders                                                (1,733)       (3,840)
Repayment of notes payable to founders                                                                  (1,935)
                                                                            -------       -------      -------

      Net cash (used in) provided by financing activities                    (1,733)       14,298       (1,775)
                                                                            -------       -------      -------




See notes to consolidated
financial statements.                    F-5

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                              --------------------------------
                                                                              1994         1995          1996

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 $ 82        $18,388       $(4,533)

CASH AND CASH EQUIVALENTS, beginning of year                                   550            632        19,020
                                                                              ----        -------       -------

CASH AND CASH EQUIVALENTS, end of year                                        $632        $19,020       $14,487
                                                                              ====        =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION -
  Cash paid during the year for income taxes                                  $ 66        $   771       $ 1,142
                                                                              ====        =======       =======


During 1996, the Company acquired a business in a transaction summarized as follows:


Acquired in-process research and development           $ 5,169
Fair value of assets acquired                              996
Value of common stock issued in transaction             (2,944)
Liabilities assumed or created                          (1,121)
                                                       -------

Cash paid, net of cash acquired                        $ 2,100
                                                       =======


See Notes 3 and 5 for other noncash activity.





See notes to consolidated
financial statements.                   F-6

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Business - Smith Micro Software, Inc. (the Company) develops, manufactures and distributes personal computer software to enable data, fax and voice communications using modems. In 1996, the Company also introduced a video teleconferencing software product. A substantial majority of the Company's sales are directly to modem and personal computer manufacturers under OEM agreements. The Company also sells its products through independent distributors and retail channels. The Company completed an initial public offering of its common stock on September 18, 1995.

       Basis of Presentation - The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiary, Performance Computing, Inc. (PCI), acquired in March 1996 (Note 12). All significant intercompany amounts have been eliminated in consolidation.

       Cash Equivalents - Cash equivalents are considered to be highly-liquid investments with initial maturities of three months or less.

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

       Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

       Intangible Assets - Intangible assets relate primarily to goodwill, existing technology and noncompete agreements, which are amortized over periods ranging from three to five years.

       Revenue Recognition - The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software as the individual duplication rights are granted. The Company generally allows its retail distributors to exchange unsold products for other products and provides inventory price protection in the event of price reductions by the Company. Allowances for product returns and price

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

       protection are estimated based on previous experience and are recorded as a reduction of revenue at the time sales are recognized. The Company provides technical support and customer services to its customers. Such costs have historically been insignificant.

       Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

       Prior to the effective date of its initial public offering, the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable state tax laws. As a result of the termination of S corporation status in conjunction with the initial public offering, the Company became subject to federal and state income taxes at statutory C corporation rates, changed from a cash to accrual tax reporting basis and recorded a deferred tax asset of $123,000 to reflect the deferred tax items accruing to the Company as of the termination date (Note 6).

       Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 1996, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

       Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1996. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

       Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

       Per Share Information - Net loss and pro forma (Note 2) net income per share are based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period. For the year ended December 31, 1995, the dilutive effect of common stock equivalents is computed using the treasury stock method. For purposes of such computation, options granted within one year of the initial public offering have been treated as outstanding for the entire year. For the year ended December 31, 1996, common stock equivalents were excluded from the computation as the effect was anti-dilutive.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.


2.     UNAUDITED PRO FORMA INFORMATION

       Prior to the effective date of the initial public offering, the Company was treated as an S corporation pursuant to the Internal Revenue Code. Subsequent to the effective date of the initial public offering, the Company's tax status reverted back to that of a C corporation.

       The pro forma information presented on the statements of income reflect a provision for income taxes as if the Company had been taxed as a C corporation for the entire year, assuming effective tax rates that would have been in effect at such time. The principal difference between the effective pro forma tax rate and the statutory federal tax rate relates to state taxes and research and development tax credits.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

3.     EQUIPMENT AND IMPROVEMENTS

       Equipment and improvements consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -----------------
                                                             1995       1996
Machinery and equipment                                     $ 654     $  814
Leasehold improvements                                         93        130
Office furniture and fixtures                                 249        475
                                                            -----     ------
                                                              996      1,419
Less accumulated depreciation and amortization               (444)      (871)
                                                            -----     ------

                                                            $ 552     $  548
                                                            =====     ======

       In July 1995, the Company distributed two automobiles with a net book value and an estimated fair market value of $202,000 to the Company's existing stockholders as part of a distribution of previously undistributed S corporation earnings (Note 5).


4.     ACCRUED LIABILITIES

       Accrued liabilities consists of the following (in thousands):


                                                     DECEMBER 31,
                                                  ------------------
                                                   1995        1996
PCI acquisition costs (Note 12)                   $  -        $  800
Salaries and benefits                              250           371
Profit sharing                                     100            22
Royalties                                           60            18
Other                                               85            12
                                                  ----        ------

                                                  $495        $1,223
                                                  ====        ======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

5.     NOTE PAYABLE TO STOCKHOLDERS

       In conjunction with the initial public offering, the Company made S corporation distributions to its existing stockholders equal to all the previously undistributed S corporation earnings through the termination of the Company's S corporation status. The distribution of $2,137,000 was made in the form of two automobiles with a net book value of $202,000 and a promissory note payable of $1,935,000. The note payable was fully repaid in 1996.


6.     INCOME TAXES

       A summary of income tax expense is as follows (in thousands):


                                                                            YEAR ENDED DECEMBER 31,
                                                                          1994       1995       1996
Federal:
  Current                                                                 $ 8        $660      $2,471
  Deferred                                                                            (30)       (552)
                                                                          ---        ----      ------

                                                                            8         630       1,919

State:
  Current                                                                  41         190         613
  Deferred                                                                            (10)        (96)
                                                                          ---        ----      ------

                                                                           41         180         517
                                                                          ---        ----      ------

                                                                          $49        $810      $2,436
                                                                          ===        ====      ======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------


       A reconciliation of the effective tax rate from the federal statutory tax rate (35%) is as follows (in thousands):


                                                                                   DECEMBER 31,
                                                                         -------------------------------
                                                                          1994        1995         1996
Federal statutory rate                                                   $ 916      $ 2,192       $  321
State tax, net of federal benefit                                           41          128          336
Nondeductible acquired in-process research and
  development costs                                                                                1,810
Re-establishment of deferred taxes due to change
  in tax status                                                                        (123)
Reduction on tax rate due to S corporation status                         (881)      (1,437)
Other                                                                      (27)          50          (31)
                                                                         -----      -------       ------

                                                                         $  49      $   810       $2,436
                                                                         =====      =======       ======

       The major components of the Company's net deferred tax asset consist of the following at December 31, 1996 (in thousands):


Accounts receivable reserves                    $ 801
Nondeductible accruals                             55
Accrual to cash adjustment                       (281)
State taxes                                       174
Prepaid expenses                                  (61)
                                                -----

                                                $ 688
                                                =====

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

7.     COMMITMENTS AND CONTINGENCIES

       Leases - The Company has noncancelable operating leases for its building facilities. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):


Year ending December 31:
  1997                                                       $460
  1998                                                        168
  1999                                                         72
  2000                                                         12
                                                             ----
                                                             $712
                                                             ====


       Total rent expense was $180,000, $302,000 and $492,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

       Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial condition or results of operations as of December 31, 1996.


8.     MAJOR CUSTOMERS AND EXPORT SALES

       Sales to individual customers or customers under common control which amounted to more than 10% of the Company's net revenues in the year indicated were as follows:


                                                          DECEMBER 31,
                                                   --------------------------
CUSTOMER                                           1994       1995       1996
     1 - (OEM)                                     35.8%      52.1%      46.4%
     2 - (OEM)                                                 4.8       12.6
     3 - (Retail)                                                        11.8
     4 - (OEM)                                     15.4
                                                   ----       ----       ----

                                                   51.2%      56.9%      70.8%
                                                   ====       ====       ====

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

       The Company has historically derived a significant portion of its revenues from a relatively small number of customers. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

       The Company also has international sales representing 12.7%, 16.6% and 14.4% of its net revenues for the years ended December 31, 1994, 1995 and 1996, respectively, of which 5.5%, 4.8% and 1.6%, respectively, represented sales to Taiwan for the corresponding periods. All export sales have been denominated in U.S. dollars.


9.     PROFIT SHARING

       The Company sponsors a profit sharing plan (the Profit Sharing Plan) for the benefit of all employees meeting certain age and service requirements. The Company may make discretionary annual contributions to the Profit Sharing Plan. Such contributions amounted to approximately $130,200, $100,000 and $68,000 for the years ended December 31, 1994, 1995 and 1996, respectively. During 1996, the Company converted the Profit Sharing Plan to a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule.


10.    STOCK-BASED COMPENSATION

       In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan provides for issuance of, or options to be granted for the purchase of, an aggregate of 1,000,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

       Stock option activity under the Plan is as follows:

                                                                               WEIGHTED
                                                                NUMBER         AVERAGE
                                                               OF SHARES       EXERCISE
                                                                                PRICE
 OUTSTANDING, January 1, 1995                                        --         $  -
   Granted (weighted average fair value of $2.55)               508,000          8.06
   Canceled                                                     (57,000)         7.85
                                                               --------

 OUTSTANDING, December 31, 1995 (0 exercisable)                 451,000          8.08
   Granted (weighted average fair value of $4.28 )              335,000          7.70
   Exercised                                                    (24,000)         6.40
   Canceled                                                    (135,000)         8.64
                                                               --------
 OUTSTANDING, December 31, 1996                                 627,000         $7.85
                                                               ========         =====


       Additional information regarding options outstanding as of December 31, 1996 is as follows:


                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                   -------------------------------      ------------------------
                                     WEIGHTED AVERAGE     WEIGHTED                     WEIGHTED
   RANGE OF                            REMAINING           AVERAGE                     AVERAGE
   EXERCISE         NUMBER            CONTRACTUAL         EXERCISE        NUMBER       EXERCISE
    PRICES       OUTSTANDING          LIFE (YEARS)          PRICE       EXERCISABLE     PRICE
$5.50 - $ 6.40     211,000                8.5              $ 6.27          67,000       $6.40
$6.75 - $ 8.75     218,000                9.2              $ 7.39          12,000       $6.75
$9.07 - $14.00     198,000                8.7              $10.03          59,000       $9.85
                   -------                                                -------

                   627,000                8.8              $ 7.85         138,000       $7.90
                   =======                                                =======


       At December 31, 1996, 348,000 shares were available for future grants under the Stock Option Plan.

       Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements as all grants have been made at the fair market value of the underlying shares at the date of grant.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

       SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility, 0% prior to the Company's initial public offering in September 1995 and 50.1% thereafter; risk-free interest rates, 6.0% in 1996 and 6.2% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $3,652,000 ($.29 per share) in 1995 and $(1,846,000) ($(.13) per share) in 1996. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


11.    QUARTERLY FINANCIAL DATA (UNAUDITED)
       (in thousands, except share and per share data)


                                                    FIRST        SECOND         THIRD         FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER
                                                                                              <
Year ended December 31, 1995:
  Net revenues                                     $ 3,495      $ 4,528       $ 5,054        $ 4,935
  Gross profit                                       2,427        3,113         3,350          3,235
  Income before income tax
    expense                                          1,084        1,365         1,853          1,960
  Net income                                         1,069        1,346         1,711          1,326

  Pro forma income data:
    Pro forma net income                           $   670      $   843       $ 1,112        $ 1,132
    Pro forma net income per share                 $  0.05      $  0.07       $  0.09        $  0.08
    Weighted average shares used in
      pro forma calculation                         12,500       12,500        12,678         13,787

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------


                                            FIRST        SECOND         THIRD         FOURTH
                                           QUARTER       QUARTER       QUARTER       QUARTER
Year ended December 31, 1996:
  Net revenues                            $ 7,290       $6,016         $3,841        $4,944
  Gross profit                              4,391        4,152          3,063         3,690
  Income (loss) before income tax
    expense                                (2,487)       1,854            649           901
  Net income (loss)                        (3,560)       1,111            390           541




12.    ACQUISITION

       On March 14, 1996, the Company completed its acquisition of PCI, an audio/video software solutions provider. In connection with the acquisition, all of the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's common stock, valued at $2,944,000 and $2,100,000 in cash with an additional $800,000 payable to the seller group contingent on the achievement of certain milestones. Such amount was accrued as part of the purchase price; all of the milestones have subsequently been met and the entire amount was paid subsequent to year-end. The Company also incurred direct costs of approximately $111,000 related to the acquisition.

       The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price to $996,000 of identified assets, $321,000 of liabilities and $5,169,000 of in-process research and development. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed in accordance with Interpretation 4 of APB Opinion No. 16.

       In order to secure certain indemnification obligations of the sellers in the transaction, 135,000 of the shares of common stock issued are being held in an escrow account. The shares in escrow are being kept as security for future claims through March 14, 1998, or until such time as certain matters are fully resolved. The acquisition was accounted for using the purchase method of accounting, and PCI's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------


       The following unaudited pro forma information presents the consolidated results of operations for the year ended December 31, 1995 had the acquisition been consummated as of the beginning of 1995. Similar amounts for 1996 are not presented as the pro forma impact was insignificant. The pro forma information is not necessarily indicative of the results of operations that would have occurred nor of future results of the combined enterprise.


Pro forma net revenues                                  $20,079,000
Pro forma net income                                    $ 5,361,000
Pro forma net income per share                             $0.28

INDEPENDENT AUDITORS' REPORT



To the Stockholders of
  Smith Micro Software, Inc.:


We have audited the consolidated financial statements of Smith Micro Software, Inc. as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 17, 1997, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.




Costa Mesa, California
February 17, 1997

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                       ADDITIONS
                                      BALANCE AT       CHARGED TO                   BALANCE AT
                                     BEGINNING OF      COSTS AND                      END OF
                                        PERIOD          EXPENSES      DEDUCTIONS      PERIOD
                                     ------------      ----------     ----------    ----------
Allowance for doubtful accounts:
 1994                                    $ 70             $177          $  (1)          $246
 1995                                     246               22            (58)           210
 1996                                     210              561           (494)           277

                                      BALANCE AT       ADDITIONS                    BALANCE AT
                                     BEGINNING OF      CHARGED TO                     END OF
                                        PERIOD          REVENUE       DEDUCTIONS      PERIOD
                                     ------------      ----------     ----------    ----------
Allowance for other adjustments(1):
 1994                                    $ 67            $  468         $(385)        $  150
 1995                                     150               573          (415)           308
 1996                                     308             2,195          (958)         1,545

--------------

(1)  Other adjustments relate principally to sales returns.

                               INDEX TO EXHIBITS

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

10.18      Smith Micro Software, Inc. Amended and       Incorporated by reference to Exhibit 10.21
           Restated Software Licensing and              to the Registrant's Quarterly Report on
           Distribution Agreement, dated April 18,      Form 10-Q for the quarter ended September 30,
           1986, by and between the Company and         1996
           U.S. Robotics Access Corp.

10.19      Office Building Lease, dated March 1,        Incorporated by reference to Exhibit 10.19
           1994, by and between Performance Computing   to the Registrant's Annual Report on Form
           Incorporated and Petula Associates,          10-K for the fiscal year ended December
           Ltd./KC Woodside.                            31, 1995

10.20      Agreement and Plan of Merger by and          Incorporated by reference to Exhibit 2 to
           between Smith Micro Software, Inc.,          the Registrant's Current Report on Form 8-K
           Performance Computing Incorporated and PCI   filed with the Commission on March 28,
           Video Products, Inc. dated as of March 14,   1996
           1996.

10.21      Amendment No. 1, dated as of March 10,       Filed Herewith
           1997, to Agreement and Plan of Merger by
           and between Smith Micro Software, Inc.,
           Performance Computing Incorporated and PCI
           Video Products, Inc. dated as of March 14,
           1996.

23.1       Independent Auditors' Consent.               Filed Herewith

27         Financial Data Schedule.                     Filed Herewith