Form 10-Q
period 1997-03-31
SMITH MICRO SOFTWARE INC
filed 1997-05-15
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                                 YES (X) NO ( )

         As of April 30, 1997, there were 14,074,698 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997
         AND DECEMBER 31, 1996                                                  3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996                         4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996                  5

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               7

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                   9

PART II  OTHER INFORMATION

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K                                      26

SIGNATURES                                                                     29





                           FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") which are not statements of historical fact may be forward looking statements subject to a number of risks and uncertainties. The following factors, together with those additional risks discussed in this Form 10-Q (particularly in "Risk Factors" commencing on page 15), could cause actual results of the Company to materially differ from those anticipated by forward looking statements set forth in this Form 10-Q: demand for communication software; demand for modems and other electronic communication devices; national, regional and international economic conditions affecting the supply of and demand for communication software, modems or offerings by the Company; the Company's ability to compete in and sell its products through the retail channel and OEM distribution channel; the Company's ability to compete and sell its products through the corporate and government marketplaces; demand for the Company's products; the Company's ability to maintain its customer base and to expand that base; and the Company's ability to anticipate and adjust to technological shifts and changes in the electronic communication software and hardware industries. All forward looking statements contained in this Form 10-Q should be considered in light of these and any other factors which might cause the Company's future performance to materially differ from that anticipated by this Form 10-Q.

PART I - FINANCIAL INFORMATION

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1996
                                                                       ---------      ------------
                                                                      (UNAUDITED)

CURRENT ASSETS
  Cash & Cash Equivalents                                              $ 12,939          $ 14,487
  Accounts Receivable, net of allowances for doubtful accounts
    and other adjustments of $2,879 (1997) and $1,822 (1996)              5,265             6,017
  Income Tax Receivable                                                   1,252               520
  Deferred Tax Asset                                                        850               850
  Inventories                                                               568               561
  Prepaids and Other Assets                                                 598               415
                                                                       --------          --------
         Total Current Assets                                            21,472            22,850
  Equipment and Improvements, net                                           527               548
  Intangible Assets, net                                                    656               709
                                                                       --------          --------
                                                                          1,183             1,257
                                                                       --------          --------
TOTAL ASSETS                                                           $ 22,655          $ 24,107
                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                     $  1,413          $    892
  Accrued Liabilities                                                       434             1,223
                                                                       --------          --------
  Total Current Liabilities                                               1,847             2,115
DEFERRED TAX LIABILITY                                                      162               162
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share: authorized
    5,000,000 shares; none issued and outstanding                            --                --
  Common stock, par value $.001 per share: authorized
    20,000,000 shares; issued and outstanding 14,074,700
    (1997) and 14,074,000 (1996)                                             14                14
  Additional paid-in capital                                             21,250            21,250
  Retained Earnings (Deficit)                                              (618)              566
                                                                       --------          --------
         Total Stockholder's Equity                                      20,646            21,830
                                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 22,655          $ 24,107
                                                                       ========          ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                              1997              1996
                                            --------          --------
Net Revenues                                $  2,658          $  7,290
Cost of Revenues                               1,246             2,899
                                            --------          --------
Gross Profit                                   1,412             4,391
Operating Expenses:
  Sales & Marketing                              995               608
  Research & Development                         882               504
  Acquired R & D Expenses                                        5,169
  General & Administrative                     1,536               804
                                            --------          --------
Total Operating Expenses                       3,413             7,085

Operating Loss                                (2,001)           (2,694)

Other Income, net                                180               207
                                            --------          --------
Loss Before Income Tax                        (1,821)           (2,487)
Income Tax Expense (Benefit)                    (637)            1,073
                                            --------          --------
Net Loss                                    $ (1,184)         $ (3,560)
                                            ========          ========


Net Loss per share                          $   (.08)         $   (.26)
                                            ========          ========


Weighted Average Shares Outstanding           14,074            13,814



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               1997            1996
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     ($1,184)       ($ 3,560)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Write-off of in process research and
  development due to the acquisition of
  Performance Computing Incorporated                             --             5,169
Depreciation and Amortization                                   132                70
Provision for doubtful accounts and other
adjustments to accounts receivable                            1,057              (120)
Deferred income taxes
Change in Operating Accounts:
  Accounts Receivable, net                                     (309)           (1,673)
  Income Tax Receivable                                        (732)               --
  Interest receivable                                            --
  Inventories                                                    (7)             (121)
  Prepaid Expenses and Other Current                           (183)               (6)
  Intangibles                                                    (1)               --
  Accounts Payable                                              521               444
  Accrued Liabilities                                          (789)              376
  Income Tax Payable                                                              891
                                                           --------          --------
Net Cash Provided (Used in) Operating
  Activities                                                 (1,491)            1,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PCI                                               --            (2,100)
Capital Expenditures                                            (57)              (59)
                                                           --------          --------
Net Cash Used in Investing
  Activities                                                    (57)           (2,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock offering                                 --                --
Distributions to S Corporation stockholders                      --                --
Proceeds from the Exercise of Stock Options                      --                --
Repayment of Notes Payable to Founders                           --            (1,935)
                                                           --------          --------
Net Cash Used in Financing
  Activities                                                     --            (1,935)
                                                           --------          --------
NET CHANGE IN CASH & CASH EQUIVALENTS                      ($ 1,548)         ($ 2,626)
CASH & CASH EQUIVALENTS, Beginning of Period               $ 14,487          $ 19,020
                                                           --------          --------
CASH & CASH EQUIVALENTS, End of Period                     $ 12,939          $ 16,394
                                                           ========          ========


                                                                  For The Three Months
                                                                    Ended March 31,
                                                                  1997           1996
                                                                  ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest                                                            --         $   41
Income taxes                                                        --            180


Detail of businesses acquired in purchase transactions:
Acquired in-process research and development                                    $5,169
Fair value of assets acquired                                                   $  796
Common Stock Issued in acquisition                                              $2,944
Cash paid for acquisition                                                       $2,100
Liabilities assumed or created                                                  $  921


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. (the "Company") pursuant to Securities and Exchange Commission regulations. On March 14, 1996, the Company acquired Performance Computing Incorporated (PCI), a video software application provider. The periods presented in the financial statements include PCI's operations from the date of acquisition. In the opinion of management, such information contains all adjustments, necessary for a fair presentation of the results of such periods. These financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1996.

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

         Per Share Information - Net loss per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period. For the three months ended March 31, 1997, and 1996, common stock equivalents were excluded from the computation as the effect was anti-dilutive.

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


2. NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculation for the periods presented.

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

         The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. The Company expects that revenues from its QuickLink products will continue to account for a substantial portion of the Company's revenues. The Company believes that the video and retail based products will also represent a substantial portion of the revenue in the future. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM and retail products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 2.3% and 16.8% of the Company's net revenues for 1995 and 1996, respectively. The increase in returns during 1996 is primarily the result of the increased volume of business in the retail distribution channel which has experienced a higher rate of returns than the OEM channel.

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. Sales to U.S. Robotics (including, for 1995, sales to Megahertz which U.S. Robotics acquired in February 1995), in particular, which became a customer in the fourth quarter of 1993, accounted for approximately 36%, 52%, 46% and 51% of the Company's net revenues for the years ended 1994, 1995, 1996, and the three months ended March 31, 1997, respectively. During 1994, 1995 and 1996, the Company's three largest customers, including U.S. Robotics, accounted for approximately 57%, 67% and 71%, respectively, of net revenues. For the three months ended March 31, 1997 the Company's three largest customers, including U.S. Robotics, accounted for approximately 73% of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

         In April 1996, the Company entered into an OEM agreement having an initial one year term with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation which agreement superseded the previous agreement between the parties. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. During February 1997, 3Com announced its intent to acquire U.S. Robotics. Upon completion, there can be no assurance that the acquisition will not result in a change in the resulting entity's purchasing habits, a decrease in orders, or delays in orders previously made by U.S Robotics, or the loss of that customer entirely.

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

         On March 14, 1996, the Company acquired Performance Computing Incorporated ("PCI"). In connection with the acquisition, all the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's common stock, valued at $2,944,000, and $2,100,000 in cash with an additional $800,000 payable to the seller group or at its direction contingent on the achievement of certain milestones. The $800,000 additional payment was accrued as part of the purchase price; all of the milestones have subsequently been met and the entire amount was paid subsequent to year-end. The Company also incurred direct costs of approximately $111,000 related to the acquisition.

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


                                                   Three Months
                                                       Ended
                                                     March 31,
                                               1997             1996
                                               ----             ----

Net revenues                                  100.0%         100.0%
Cost of revenues                               46.9           39.8
                                              -----          -----
Gross profit                                   53.1           60.2
Operating expenses:
  Sales and marketing                          37.4            8.3
  Research and development                     33.2            6.9
  Acquired research and development                           70.9
  General and Administrative                   57.8           11.0
                                              -----          -----
Total operating expenses                      128.4           97.2
Operating loss                                -75.3          -37.0
Other income, net                               6.8            2.8
                                              -----          -----
Loss before income tax expense                -68.5          -34.1
Income tax expense                             24.0           14.7
                                              -----          -----
Net loss                                      -44.5%         -48.8%
                                              =====          =====

NET REVENUES

         Net revenues decreased 64%, from $7.3 million in the three months ended March 31, 1996 to $2.7 million in the three month period ended March 31, 1997. This decrease was primarily due to a broad based slowdown in the Company's OEM business as well as lower than expected increases in sell-through rates of the Company's retail products, which required increased rates for returns reserves.


GROSS PROFIT

         Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensers. Gross profit decreased $3.0 million from $4.4 million in the three months ended March 31, 1996, to $1.4 million in the three months ended March 31, 1997. As a percentage of net revenues, gross profits decreased 7% from 60% in the three months ended March 31, 1996, to 53% in the three months ended March 31, 1997. Margins for the Company decreased primarily due to the reduced mix of retail sales and increased rate of retail returns reserves, as well as the higher percentage of fixed overhead resulting from the lower sales volume.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 64% from $608,000 in the three months ended March 31, 1996, to $995,000 in the three months ended March 31, 1997. The increase in sales and marketing expenses is primarily due to promotional campaigns in the retail channel as well as additional personnel. As a percent of net revenues, sales and marketing expenses increased to 37% from 8% of net revenues, primarily due to the decline in revenues.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses rose 75% from $504,000 in the three months ended March 31, 1996, to $882,000 in the three months ended March 31, 1997. This increase is primarily due to the addition of staff as a result of the acquisition of PCI late in the first quarter of 1996. As a percent of net revenues, research and development expenses increased to 33% from 7% of net revenues, due to the additional staff mentioned above as well as the impact of reduced revenues. On March 14, 1996 the Company acquired PCI. In accordance with Interpretation 4 of APB Opinion No. 16, $5,169,000 of in-process research and development was expensed as of the date of the acquisition.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses rose 91%, from $804,000 in the three months ended March 31, 1996, to $1,536,000 in the three months ended March 31, 1997. The majority of this increase is due to additional reserves for bad debt as the Company experienced slower overall payment patterns from customers. This was largely influenced by increased receivables from retail channel customers experiencing sluggish sales of videoconferencing products. The increase is also due to increased costs related to additional legal and professional fees and increased headcount in technical support. As a percent of net revenues, general and administrative expenses increased to 58% from 11% of net revenues, due to the factors mentioned above as well as the decrease in revenues.


INCOME TAXES

         Income tax expense was $1,073,000 in the quarter ended March 31, 1996 based on pre-tax earnings of $2,682,000, prior to the one time charge for acquired research and development expenses. During the quarter ended March 31, 1997, the Company provided for a tax benefit of $637,000 based on a 35% estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash used by operating activities was $691,000 in the three month period ended March 31, 1997 as compared to $1.5 million provided by operations in the three month period ended March 31, 1996. The primary use of cash during the three month period ended March 31, 1997 was the result of operating losses and the final PCI milestone payment. During the three month period ended March 31, 1996, the Company used $2.2 million in investing activities, primarily for the acquisition of PCI.

         At March 31, 1997, the Company had $13.0 million in cash and cash equivalents and $19.6 million of working capital. The Company had $5.2 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

         Fluctuations in Quarterly Operating Results. Certain of the Company's significant customers and other modem manufacturers have announced in recent quarters that there was an increase of inventory in the channel which may reduce their rates of growth during subsequent quarters. The rate at which this inventory is moved out of the channel could have a significant impact on the Company's operating results in future quarters. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability to maintain or increase gross margins; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors and customers; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company's recent revenue growth or its profitability will continue on a quarterly or annual basis. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Reliance on U.S. Robotics. In 1994, 1995 and 1996, U.S. Robotics (including, with respect to 1995, Megahertz, which U.S. Robotics acquired in February 1995), represented 35.8%, 52.1%, and 46.4% respectively, of the Company's net revenues. The Company expects that U.S. Robotics, which became a customer in the fourth quarter of 1993, will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation. This agreement was amended and restated in June of 1996 and runs until April 1997. This OEM agreement superseded the previous agreement between the parties. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and moreover may be terminated by U.S. Robotics at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. In addition, 3Com has announced its intention to acquire U.S. Robotics. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected.

         Concentration of Customer Revenues. In addition to its reliance on U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Approximately 57%, 67%, and 71% of the Company's net revenues in 1994, 1995 and 1996, respectively, were derived from sales of products to the Company's three largest customers, including U.S. Robotics. The Company expects that it will continue to be dependent upon relatively large orders from these customers and a limited number of other OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Hayes Microcomputer Products ("Hayes"), one of the Company's significant OEM customers, previously acquired Practical Peripherals, another OEM customer of the Company. Hayes (including Practical Peripherals) accounted for 15.4%, 9.8% and 3.8% of the Company's net revenues for 1994, 1995 and 1996, respectively. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. Finally, during February 1997, 3Com announced its intent to acquire U.S. Robotics. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

         Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. In 1995 and 1996 approximately 84% and 64% respectively, of the Company's net revenues were derived from the sale of various versions of QuickLink II Fax, and 10% and 7%, respectively, of the Company's net revenues were derived from MacComCenter, which is the QuickLink II Fax equivalent for the Macintosh market. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. The decline in the percentages of QuickLink II Fax sales during 1996 was primarily due to increased retail sales. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the

Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

         Microsoft is the leading developer of operating systems for personal computers. There can be no assurance that the Company will successfully develop new versions of its software products that will operate on future Microsoft operating systems, or that any such development, even if successful, will be completed concurrently with or prior to introductions by competitors of communication software products for those new operating systems. Any such failure or delay could affect the Company's competitive position or lead to product obsolescence in the future.

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

         Competitive Threat from Microsoft and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 95 and Windows NT, the latest Microsoft operating systems, include capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink II Fax. Other operating systems, such as OS/2, offer communications capabilities as well. If the communications capabilities of Windows 95, Windows NT or other operating systems are adopted by users, sales of the Company's products could decline.

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

         The Company's new retail products face significant competition. In the retail market, HotFax, the Company's principal retail product competes directly with Symantec/Delrina's WinFax Pro 7.5. Symantec/Delrina is well established in the retail distribution channel. There can be no assurance that HotFax, Audiovision, HotPage or any other of the retail product line will capture a significant share of the retail market for communication software. In addition, the Company's newly released retail video conferencing product, AudioVision, competes in a new and rapidly changing software market. Some of the current competitors in the video conferencing software market are White Pine, Connectix, and VDONet, and there can be no assurance that the Company will compete successfully with these and any future competitors in the retail video conferencing software market. In the OEM distribution channel, the Company has several strong competitors, among them Symantec/Delrina, Global Village, White Pine and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

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

         Retail Product Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales. The Company is developing retail products with expanded functionality from its OEM products and expects to introduce other products in the retail distribution channel as well. The ability to maintain distributor and retailer relationships is largely a function of volumes. If the Company does not meet certain minimum volume requirements, it will not be able to maintain its relationships. With unproven products and its distribution system at early stages, there can be no assurance that the Company's retail marketing plan will succeed. Further, while retail products provide higher unit revenues than OEM products, retail distribution entails significantly higher costs. These costs include advertising, trade shows, public relations and the expenses related to the development and maintenance of a sales force dedicated to the retail distribution effort. Accordingly, there can be no assurance that retail sales will provide the margins that the Company has been able to achieve on its OEM sales or that distributor and retailer minimum volume requirements will be met.

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

         Corporate and Government Product and Marketing Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales, and more recently, retail sales. During 1997 the Company plans to add the infrastructure necessary to support a focus on the corporate and government markets. The corporate market includes vertical applications that are industry specific and require the investment of engineering resources. There can be no assurance that the additional infrastructure required in sales and marketing to the corporate and government markets, or the investment in engineering resources for applications specific to such markets, will yield significant sales growth for the Company or provide the margins the Company has achieved historically on its OEM sales.

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

         Acquisition of Performance Computing Incorporated. The Company acquired PCI in March 1996. The Company's future financial results will depend in part on its ability to successfully integrate PCI's business with its own, and there can be no assurance that the Company will be able to successfully coordinate its business activities with those of PCI. Furthermore, there can be no assurance that the Company will be successful in integrating PCI products with those of the Company or that the results of PCI's operations will not have an adverse effect upon the Company's operating results.

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

         Fluctuations in Gross Margins. The Company has recently experienced fluctuations in gross margins, primarily as a result of changes in the mix of retail and OEM sales. Other factors that can contribute to margin fluctuations are inventory obsolescence as a result of new retail product releases and return of retail product, price competition, expediting costs, and changes in OEM sales mix and the related variances in OEM product pricing. An erosion of the gross margins as a result of any of the aforementioned reasons or for any other reasonsnot contemplated by the Company at this time, could have a material adverse affect on the Company's operating results.

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

         Reliance on Third Party Suppliers; Shortage of Modem Chips. The Company relies on third party suppliers who provide the components used in its kitted products. These components include disks, CDs and printed manuals. Disk shortages have occurred in the past and there can be no assurance that shortages will not recur. If the Company cannot obtain a sufficient quantity of disks or other components, or cannot obtain disks or other components at prices at least comparable to prices paid currently, the Company's business, results of operations and financial condition could be adversely affected.

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

         Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law which may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QUICKLINK GOLD, but has not yet obtained registrations for all of its trademarks in the United States or other countries, such as for the mark QUICKLINK II FAX. Until recently, the Company did not require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. In addition, the Company has recently started the patent application process for a number of technologies that could provide additional protection for existing products and products under development. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

         From time to time, the Company has received and may receive in the future communications from third parties asserting that the Company's trade name or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. For example, the Company has received correspondence from a third party asserting that the use by the Company of the mark QUICKLINK in the United States and Canada constitutes trademark infringement and unfair competition. The Company believes that it has meritorious defenses to the claims asserted, particularly in light of the length of time the Company has continuously used its QUICKLINK-based marks. While no litigation has been initiated by this party, the Company is attempting to resolve all such assertions. Should there be a successful challenge to the Company's use of the QUICKLINK mark or any other mark, the Company could incur significant expenses in connection with changing the name and experience a loss of goodwill related to its QUICKLINK product line. The Company has also received correspondence from another third party asserting that the Company's videoconferencing products violate certain patents that they hold. No litigation has been initiated by this party and the Company is attempting to resolve all such assertions.

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

         Concentration of Ownership. As of March 31, 1997, William Smith and Rhonda Smith beneficially own, as community property, approximately 69.6% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

         Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of March 31, 1997, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith will be available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration in September 1997 of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. However, this lock-up agreement does not preclude William Smith and Rhonda Smith from selling shares in an underwritten offering meeting certain parameters commencing no sooner than 180 days after September 19, 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

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

 3.2     Amended and Restated Bylaws of the                                Incorporated by reference to Exhibit 3.2
         Company                                                           to the Registrant's Registration Statement
                                                                           No. 33-95096

 4.1     Specimen certificate representing                                 Incorporated by reference to Exhibit 4.1
         shares of Common Stock of the Company                             to the Registrant's Registration Statement
                                                                           No. 33-95096

10.1     Form of Indemnification Agreement                                 Incorporated by reference to Exhibit 10.1
                                                                           to the Registrant's Registration Statement
                                                                           No. 33-95096

10.2     1995 Stock Option/Stock Issuance Plan                             Incorporated by reference to Exhibit 10.2
                                                                           to the Registrant's Registration Statement
                                                                           No. 33-95096

10.3     Form of Notice of Grant of Stock Option                           Incorporated by reference to Exhibit 10.3
         under 1995 Stock Option/Stock Issuance Plan                       to the Registrant's Registration Statement
                                                                           No. 33-95096

10.4     Form of 1995 Stock Option Agreement under                         Incorporated by reference to Exhibit 10.4
         1995 Stock Option /Stock Issuance Plan                            to the Registrant's Registration Statement
                                                                           No. 33-95096

10.5     Form of 1995 Stock Purchase Agreement                             Incorporated by reference to Exhibit 10.5
         under 1995 Stock Issuance Plan                                    to the Registrant's Registration Statement
                                                                           No. 33-95096

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

10.17    Form of Promissory Note related to                                Incorporated by reference to Exhibit 10.17
         S Corporation Distribution.                                       to the Registrant's Registration Statement
                                                                           No. 33-95096
10.18    Smith Micro Software, Inc. Amended and Restated                   Incorporated by reference to Exhibit 10.21
         Software Licensing and Distribution Agreement,                    to the Registrant's Quarterly Report on Form
         dated April 18, 1996 by and between the Company                   10-Q for the quarter ended September 30, 1996
         and U.S. Robitics Access Corp.

10.19    Office Building Lease, dated March 1,                             Incorporated by reference to Exhibit 10.19
         1994, by and between Performance Computing                        to the Registrant's Annual Report on Form
         Incorporated and Petula Associates,                               10-K for the fiscal year ended December 31, 1995
         Ltd./KC Woodside.


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
         1996.

10.21    Amendment No. 1, dated as of March 10, 1997                       Incorporated by reference to Exhibit 10.21
         to Agreement and Plan of Merger by and                            to the Registrant's Annual Report on Form 10-K
         between Smith Micro Software, Inc.,                               for the fiscal year ended December 31, 1996
         Performance Computing Incorporated and PCI
         Video Products, Inc. dated as of March 14, 1996

20.1     1996 Investment Profile.                                          Filed Herewith

21.1     Subsidiaries of Registrant.                                       Incorporated by reference to Exhibit 21.1
                                                                           to the Registrant's Annual Report on Form 10-K
                                                                           for the fiscal year ended December 31, 1995

27.0     Financial Data Schedule.                                          Filed Herewith



(B) REPORTS ON FORM 8-K

         No Current reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SMITH MICRO SOFTWARE, INC.

May 13, 1997                             By /s/ WILLIAM W. SMITH, JR.
                                         William W. Smith, Jr.
                                         Chairman, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

May 13, 1997                             By /s/ ROBERT E. GRICE, JR.
                                         Robert E. Grice, Jr.
                                         Chief Financial Officer
                                         (Principal Financial Officer)