Form 10-Q
period 1997-06-30
SMITH MICRO SOFTWARE INC
filed 1997-08-14
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                                 YES (X)    NO ( )

         As of July 31, 1997, there were 14,074,698 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 (UNAUDITED)
         AND DECEMBER 31, 1996                                                     3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996                      4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996                              5

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                  7

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                      9

PART II  OTHER INFORMATION

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K                                         25

SIGNATURES                                                                        27


                           FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") which are not statements of historical fact may be forward looking statements subject to a number of risks and uncertainties. The following factors, together with those additional risks discussed in this Form 10-Q (particularly in "Risk Factors" commencing on page 13), could cause actual results of the Company to materially differ from those anticipated by forward looking statements set forth in this Form 10-Q: demand for communication software; demand for modems and other electronic communication devices; national, regional and international economic conditions affecting the supply of and demand for communication software, modems or offerings by the Company; the Company's ability to compete in and sell its products through the retail channel and OEM distribution channel; the Company's ability to compete and sell its products through the corporate and government marketplaces; demand for the Company's products; the Company's ability to maintain its customer base and to expand that base; and the Company's ability to anticipate and adjust to technological shifts and changes in the electronic communication software and hardware industries. All forward looking statements contained in this Form 10-Q should be considered in light of these and any other factors which might cause the Company's future performance to materially differ from that anticipated by this Form 10-Q.

PART I - FINANCIAL INFORMATION

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       JUNE 30,         DECEMBER 31,
                                                                         1997               1996
                                                                     -----------        ------------
                                                                     (UNAUDITED)
CURRENT ASSETS
  Cash & Cash Equivalents                                              $ 12,794          $ 14,487
  Accounts Receivable, net of allowances for doubtful accounts
    and other adjustments of $1,986 (1997) and $1,822 (1996)              4,326             6,017
  Income Tax Receivable                                                   1,648               520
  Deferred Tax Asset                                                        850               850
  Inventories                                                               636               561
  Prepaids and Other Assets                                                 421               415
                                                                       --------          --------
         Total Current Assets                                            20,675            22,850
  Equipment and Improvements, net                                           563               548
  Intangible Assets, net                                                    486               709
                                                                       --------          --------
                                                                          1,049             1,257
                                                                       --------          --------
TOTAL ASSETS                                                           $ 21,724          $ 24,107
                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                     $    806          $    892
  Accrued Liabilities                                                       593             1,223
                                                                       --------          --------
         Total Current Liabilities                                        1,399             2,115
DEFERRED TAX LIABILITY                                                      162               162
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share: authorized
    5,000,000 shares; none issued and outstanding                            --                --
  Common stock, par value $.001 per share: authorized
    20,000,000 shares; issued and outstanding 14,074,698
    (1997) and 14,074,698 (1996)                                             14                14
  Additional paid-in capital                                             21,250            21,250
  Retained Earnings (Deficit)                                            (1,101)              566
                                                                       --------          --------
         Total Stockholder's Equity                                      20,163            21,830
                                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 21,724          $ 24,107
                                                                       ========          ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                            --------------------------         --------------------------
                                              1997              1996             1997              1996
                                            --------          --------         --------          --------
Net Revenues                                $  2,620          $  6,016         $  5,278          $ 13,306
Cost of Revenues                                 834             1,864            2,080             4,763
                                            --------          --------         --------          --------

Gross Profit                                   1,786             4,152            3,198             8,543
Operating Expenses:
  Sales & Marketing                              921               675            1,916             1,283
  Research & Development                         851               948            1,733             1,452
  Acquired R & D Expenses                                                                           5,169
  General & Administrative                       936               937            2,472             1,741
                                            --------          --------         --------          --------
Total Operating Expenses                       2,708             2,560            6,121             9,645

Operating Income (Loss)                         (922)            1,592           (2,923)           (1,102)

Other Income, net                                180               262              360               469
                                            --------          --------         --------          --------
Income (Loss) Before Income Tax                 (742)            1,854           (2,563)             (633)
Income Tax Expense (Benefit)                    (260)              743             (897)            1,838
                                            --------          --------         --------          --------
Net Income (Loss)                           $   (482)         $  1,111         $ (1,666)         $ (2,471)
                                            ========          ========         ========          ========

Net Income (Loss) per share                 $  (0.03)         $   0.08         $  (0.12)         $  (0.18)
                                            ========          ========         ========          ========

Weighted Average Shares Outstanding           14,074            14,327           14,074            14,046


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                            --------------------------
                                                              1997              1996
                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $(1,666)          $(2,471)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Write-off of in process research and
  development due to the acquisition of
  Performance Computing Incorporated                            123             5,169
Depreciation and Amortization                                   164               186
Provision for doubtful accounts and other
adjustments to accounts receivable                              163               272
Change in Operating Accounts:
  Accounts Receivable, net                                    1,527            (1,060)
  Income Tax Receivable                                      (1,128)             (468)
  Inventories                                                   (75)              (66)
  Prepaid Expenses and Other Current                             (6)              (88)
  Intangibles                                                   100                --
  Accounts Payable                                              (86)             (165)
  Accrued Liabilities                                          (630)               63
  Income Tax Payable                                                             (134)
                                                           --------          --------
Net Cash Provided by (Used in) Operating
  Activities                                                 (1,514)            1,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PCI                                               --            (2,100)
Capital Expenditures                                           (179)             (172)
                                                           --------          --------
Net Cash Used in Investing
  Activities                                                   (179)           (2,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Exercise of Stock Options                      --               160
Repayment of Notes Payable to Founders                           --            (1,935)
                                                           --------          --------
Net Cash Used in Financing
  Activities                                                     --            (1,775)
                                                           --------          --------
NET CHANGE IN CASH & CASH EQUIVALENTS                      $ (1,693)         $ (2,941)
CASH & CASH EQUIVALENTS, Beginning of Period               $ 14,487          $ 19,020
                                                           --------          --------
CASH & CASH EQUIVALENTS, End of Period                     $ 12,794          $ 16,079
                                                           ========          ========

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                               -----------------------
                                                                 1997            1996
                                                               --------         ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest                                                            --          $   41
Income taxes                                                       206           2,195


Detail of businesses acquired in purchase transactions:
Acquired in-process research and development                                    $5,169
Fair value of assets acquired                                                   $  796
Common Stock Issued in acquisition                                              $2,944
Cash paid for acquisition                                                       $2,100
Liabilities assumed or created                                                  $  921


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

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

         Per Share Information - Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period. Common stock equivalents were excluded from the computation in loss periods as the effect was anti-dilutive.

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

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. Sales to U.S. Robotics (including, for 1995, sales to Megahertz which U.S. Robotics acquired in February 1995), in particular, which became a customer in the fourth quarter of 1993, accounted for approximately 36%, 52%, 46% and 42% of the Company's net revenues for the years ended 1994, 1995, 1996, and the six months ended June 30, 1997, respectively. During 1994, 1995 and 1996, the Company's three largest customers, including U.S. Robotics, accounted for approximately 57%, 67% and 71%, respectively, of net revenues. For the six months ended June 30, 1997 the Company's three largest customers, including U.S. Robotics, accounted for approximately 63% of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

         In April 1996, the Company entered into an OEM agreement having an initial one year term with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation which agreement superseded the previous agreement between the parties. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. In June 1997, 3Com Corp. acquired U.S. Robotics, to date the Company's largest customer based on the percentage of revenues, as a wholly-owned subsidiary. There can be no assurance that 3Com's acquisition of U.S. Robotics will not result in a change of U.S. Robotics' purchasing habits, a decrease in new orders by or delays in orders previously made by U.S. Robotics, or the loss of U.S. Robotics as a customer entirely.

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

         On March 14, 1996, the Company acquired Performance Computing Incorporated ("PCI"). In connection with the acquisition, all the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's common stock, valued at $2,944,000, and $2,100,000 in cash with an additional $800,000 payable to the seller group or at its direction contingent on the achievement of certain milestones. The $800,000 additional payment was accrued as part of the purchase price; all of the milestones have subsequently been met and the entire amount was paid subsequent to the December 31, 1996 year-end. The Company also incurred direct costs of approximately $111,000 related to the acquisition.

         The Company obtained an independent valuation of the net assets acquired in the PCI purchase transaction which resulted in the allocation of the purchase price to $996,000 of identified assets, $321,000 of liabilities and $5,169,000 of in-process research and development. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed in accordance with interpretation 4 of APB Opinion No. 16.

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

                                                THREE MONTHS                 SIX MONTHS
                                                   ENDED                       ENDED
                                                  JUNE 30,                    JUNE 30,
                                             -------------------         -------------------
                                             1997          1996          1997          1996
                                             -----         -----         -----         -----
Net revenues                                 100.0%        100.0%        100.0%        100.0%
Cost of revenues                              31.8          31.0          39.4          35.8
                                             -----         -----         -----         -----
Gross profit                                  68.2          69.0          60.6          64.2
Operating expenses:
  Sales and marketing                         35.2          11.2          36.3           9.6
  Research and development                    32.5          15.8          32.9          10.9
  Acquired research and development             --            --            --          38.8
  General and Administrative                  35.7          15.6          46.8          13.1
                                             -----         -----         -----         -----
Total operating expenses                     103.4          42.6         116.0          72.5
Operating income (loss)                      -35.2          26.4         -55.4          -8.3
Other income, net                              6.9           4.4           6.8           3.5
                                             -----         -----         -----         -----
Loss before income tax expense               -28.3          30.8         -48.6          -4.8
Income tax expense                            -9.9          12.4         -17.0          13.8
                                             -----         -----         -----         -----
Net income (loss)                            -18.4%        18.5%         -31.6         -18.6
                                             =====         =====         =====         =====

NET REVENUES

         Net revenues decreased 56%, from $6.0 million in the three months ended June 30, 1996 to $2.6 million in the three month period ended June 30, 1997. This decrease was primarily due to the continued weakness in the Company's OEM business as well as lower than expected increases in sell-through rates of the Company's retail products.

         Net revenues decreased 60%, from $13.3 million for the six months ended June 30, 1996 to $5.3 million for the six months ended June 30, 1997. This decrease was primarily due to the continued broad-based slowdown in the OEM business as mentioned earlier, as well as the higher revenues obtained in the first quarter of 1996 due to the CD business from the Company's largest customer.

GROSS PROFIT

         Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased $2.4 million from $4.2 million in the three months ended June 30, 1996, to $1.8 million in the three months ended June 30, 1997. As a percentage of net revenues, gross profits decreased 1% from 69% in the three months ended June 30, 1996, to 68% in the three months ended June 30, 1997. Margins for the Company decreased primarily due to the reduced mix of retail sales, as well as the higher percentage of fixed overhead resulting from the lower sales volume.

         Gross profit decreased 63%, from $8.5 million for the six months ended June 30, 1996 to $3.2 million for the six months ended June 30, 1997. As a percentage of net revenues, gross profits decreased 3.6% from 64.2% for the six months ended June 30, 1996 to 60.6% for the six months ended June 30, 1997. Margins for the Company decreased primarily due to the reduced mix of retail sales and increased rate of retail returns reserves, as well as the higher percentage of fixed overhead resulting from the lower sales volume


SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 36% from $675,000 in the three months ended June 30, 1996, to $921,000 in the three months ended June 30, 1997. The increase in sales and marketing expenses is primarily due to promotional campaigns in the retail channel as well as additional personnel. As a percent of net revenues, sales and marketing expenses increased to 35% from 11% of net revenues, primarily due to the decline in revenues.

         Sales and marketing expenses increased 49%, from $1.3 million for the six months ended June 30, 1996 to $1.9 million for the six months ended June 30, 1997. The increase in sales and marketing expenses is primarily due to promotional campaigns in the retail channel as well as additional personnel. As a percent of net revenues, sales and marketing expenses increased to 36% from 10% of net revenues, primarily due to the decline in revenues.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses decreased 10% from $948,000 in the three months ended June 30, 1996, to $851,000 in the three months ended June 30, 1997. This decrease is primarily due to lower headcount. As a percent of net revenues, research and development expenses increased to 33% from 16% of net revenues, primarily due to the decline in revenues.

         Research and development expenses increased 19% from $1.5 million in the six months ended June 30, 1996, to $1.7 million in the six months ended June 30, 1997. This increase is primarily due to the addition of staff late in the first quarter of 1996 as a result of the acquisition of PCI. As a percent of net revenues, research and development expenses increased to 33% from 10% of net revenues, due to the decline in revenues and the increase related to the PCI acquisition mentioned previously. On March 14, 1996 the Company acquired PCI. In accordance with Interpretation 4 of APB Opinion No. 16, $5,169,000 of in-process research and development was expensed as of the date of the acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses remained stable, at $937,000 in the three months ended June 30, 1996, and $936,000 in the three months ended June 30, 1997. As a percent of net revenues, general and administrative expenses increased to 36% from 16% of net revenues, primarily due to the decrease in revenues.

         General and administrative expenses increased 42%, from $1.7 million in the six months ended June 30, 1996, to $2.5 million in the six months ended June 30, 1997. This increase was primarily due to additional reserves for bad debt provided during the three months ended March 31, 1997, due to the slower payment patterns by retail channel customers. As a percent of net revenues, general and administrative expenses increased to 47% from 13% of net revenues, primarily due to the decrease in revenues.

INCOME TAXES

         Income tax expense was $743,000 in the quarter ended June 30, 1996 based on pre-tax earnings of $1,854,000. During the quarter ended June 30, 1997, the Company provided for a tax benefit of $260,000 based on a 35% estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash used by operating activities was $1.5 million in the six month period ended June 30, 1997 as compared to $1.1 million provided by operations in the six month period ended June 30, 1996. The primary uses of cash during the six month period ended June 30, 1997 were the operating loss, the increase in income tax receivable and the final PCI milestone payment. During the six month period ended June 30, 1996, the Company used $2.2 million in investing activities, primarily for the acquisition of PCI.

         At June 30, 1997, the Company had $12.8 million in cash and cash equivalents and $19.3 million of working capital. The Company had $4.3 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

         Reliance on U.S. Robotics and 3Com Corp. In June 1997, 3Com Corp. acquired U.S. Robotics, to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. There can be no assurance that 3Com's acquisition of U.S. Robotics will not result in a change of U.S. Robotics' purchasing habits, a decrease in new orders by or delays in orders previously made by U.S. Robotics, or the loss of U.S. Robotics as a customer entirely.

         In 1994, 1995, 1996 and the six months ended June 30, 1997, U.S. Robotics (including, with respect to 1995, Megahertz, which U.S. Robotics acquired in February 1995), represented 35.8%, 52.1%, 46.4% and 42.0% respectively, of the Company's net revenues. The Company expects that U.S. Robotics, which became a customer in the fourth quarter of 1993, will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement with U.S. Robotics Access Corp., one of several wholly-owned subsidiaries of U.S. Robotics Corporation. This OEM agreement superseded the previous agreement between the parties. This agreement was amended and restated in June 1996 and initially ran until April 1997 and was automatically renewed for a one year term. The agreement renews automatically at the end of each one year term for an additional one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics Access Corp. in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics Access Corp. has agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Moreover, the agreement does not require U.S. Robotics Access Corp. or any other U.S. Robotics-affiliated entity to purchase any minimum quantity of Smith Micro products and moreover may be terminated by U.S. Robotics at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics (excluding Megahertz), there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. In addition, as discussed above, 3Com has acquired U.S. Robotics. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of products sold to U.S. Robotics Access Corp. were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected.

         Concentration of Customer Revenues. In addition to its reliance on U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Approximately 57%, 67%, 71% and 68% of the Company's net revenues in 1994, 1995, 1996 and the six months ended June 30, 1997 respectively, were derived from sales of products to the Company's three largest customers, including U.S. Robotics. The Company expects that it will continue to be dependent upon relatively large orders from these customers and a limited number of other OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Hayes Microcomputer Products ("Hayes"), one of the Company's significant OEM customers, previously acquired Practical Peripherals, another OEM customer of the Company. Hayes (including Practical Peripherals) accounted for 15.4%, 9.8% and 3.8% of the Company's net revenues for 1994, 1995 and 1996, respectively. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. Finally, in June 1997, 3Com acquired U.S. Robotics as a wholly-owned subsidiary. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

         Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. In 1995, 1996 and the six months ended June 30, 1997, approximately 84%, 64% and 79% respectively, of the Company's net revenues were derived from the sale of various versions of QuickLink II Fax, and 10%, 7% and 4% respectively, of the Company's net revenues were derived from MacComCenter, which is the QuickLink II Fax equivalent for the Macintosh market. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. The decline in the percentages of QuickLink II Fax sales during 1996 was primarily due to increased retail sales. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

         Retail Product Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales. The Company has developed retail products with expanded functionality from its OEM products and expects to introduce other products in the retail distribution channel as well. The Company's ability to maintain distributor and retailer relationships is largely a function of volumes. If the Company does not meet certain minimum volume requirements, it will not be able to maintain its relationships. With unproven products and its distribution system at early stages, there can be no assurance that the Company's retail marketing plan will succeed. Further, while retail products provide higher unit revenues than OEM products, retail distribution entails significantly higher costs. These costs include advertising, trade shows, public relations and the expenses related to the development and maintenance of a sales force dedicated to the retail distribution effort. Accordingly, there can be no assurance that retail sales will provide the margins that the Company has been able to achieve on its OEM sales or that distributor and retailer minimum volume requirements will be met.

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

         Corporate and Government Product and Marketing Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales, and more recently, retail sales. During the second quarter of 1997 the Company has been adding, and plans to continue to add, the infrastructure necessary to support a focus on the corporate and government markets. The corporate market includes vertical applications that are industry specific and require the investment of engineering resources. There can be no assurance that the additional infrastructure required in sales and marketing to the corporate and government markets, or the investment in engineering resources for applications specific to such markets, will yield significant sales growth for the Company or provide the margins the Company has achieved historically on its OEM sales.

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

         Fluctuations in Gross Margins. The Company has recently experienced fluctuations in gross margins, primarily as a result of changes in the mix of retail and OEM sales. Other factors that can contribute to margin fluctuations are inventory obsolescence as a result of new retail product releases and return of retail product, price competition, expediting costs, and changes in OEM sales mix and the related variances in OEM product pricing. An erosion of the gross margins as a result of any of the aforementioned reasons or for any other reasons not contemplated by the Company at this time, could have a material adverse affect on the Company's operating results.

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

         International Sales. The Company presently operates in foreign markets and intends to expand its international presence. For the six months ended June 30, 1997 net revenues generated outside the U.S. decreased 38.0% to $1.0 million. As a percentage of total net revenues, international sales increased to 19.8% during 1997 from 12.7% for the six months ended June 30, 1996. For the twelve months ended December 31, 1996 net revenues generated outside the U.S. grew 6.6% to $3.2 million. As a percentage of total net revenues, international sales decreased to 14.4% during 1996 from 16.6% for the twelve months ended December 31, 1995. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

         From time to time, the Company has received and may receive in the future communications from third parties asserting that the Company's trade name or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. For example, the Company has received correspondence from a third party asserting that the use by the Company of the mark QUICKLINK in the United States and Canada constitutes trademark infringement and unfair competition. The Company believes that it has meritorious defenses to the claims asserted, particularly in light of the length of time the Company has continuously used its QUICKLINK-based marks. While no litigation has been initiated by this party, the Company is attempting to resolve all such assertions. Should there be a successful challenge to the Company's use of the QUICKLINK mark or any other mark, the Company could incur significant expenses in connection with changing the name and experience a loss of goodwill related to its QUICKLINK product line. The Company has also received correspondence from another third party asserting that the Company's video conferencing products violate certain patents that they hold. No litigation has been initiated by this party and the Company is attempting to resolve all such assertions.

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

         Concentration of Ownership. As of June 30, 1997, William Smith and Rhonda Smith beneficially owned, as community property, approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

         Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of June 30, 1997, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith will be available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration in September 1997 of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. This lock-up agreement does not preclude William Smith and Rhonda Smith from selling shares in an underwritten offering meeting certain parameters commencing no sooner than 180 days after September 19, 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

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


EXHIBIT
  NO.                          TITLE                                                    METHOD OF FILING
  ---                          -----                                                    ----------------
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

20.1     1996 Investment Profile                                           Incorporated by reference
                                                                           to Exhibit 20.1 to the
                                                                           Registrant's Quarterly Report on Form 10-Q for
                                                                           the quarter ended March 31, 1997

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

27.0     Financial Data Schedule.                                          Filed Herewith


(B) REPORTS ON FORM 8-K

         No Current reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SMITH MICRO SOFTWARE, INC.

August 12, 1997                                By /s/ WILLIAM W. SMITH, JR.
                                                  ------------------------------
                                                  William W. Smith, Jr.
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)

August 12, 1997                                By /s/ ROBERT E. GRICE, JR.
                                                  ------------------------------
                                                  Robert E. Grice, Jr.
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)