Form 10-Q
period 1997-09-30
SMITH MICRO SOFTWARE INC
filed 1997-11-13
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26536


                           SMITH MICRO SOFTWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                          33-0029027
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


51 COLUMBIA, SUITE 200, ALISO VIEJO, CA                         92656
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 362-5800
                                                           ---------------


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

                                 YES (X)  NO ( )
                                     ---     ---
         As of October 31, 1997, there were 14,074,698 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 (UNAUDITED)
         AND DECEMBER 31, 1996                                                 3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996       4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996                5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                  7

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                 10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    27

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     28

SIGNATURES                                                                    30


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

PART I - FINANCIAL INFORMATION

                           SMITH MICRO SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             1997            1996
                                                         -------------   ------------
                                                          (UNAUDITED)
CURRENT ASSETS
  Cash and Cash Equivalents                                $ 13,173        $ 14,487
  Accounts Receivable, net of allowances
    for doubtful accounts and other adjustments
    of $1,351 (1997) and $1,822 (1996)                        4,218           6,017
  Income Tax Receivable                                       1,648             520
  Deferred Tax Asset                                            850             850
  Inventories                                                   608             561
  Other Current Assets                                          257             415
                                                           --------        --------
         Total Current Assets                                20,754          22,850

  Equipment and Improvements, net                               484             548
  Intangible Assets, net                                        426             709
                                                           --------        --------
                                                                910           1,257
                                                           --------        --------

TOTAL ASSETS                                               $ 21,664        $ 24,107
                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                         $    839        $    892
  Accrued Liabilities                                           464           1,223
                                                           --------        --------
         Total Current Liabilities                            1,303           2,115

DEFERRED TAX LIABILITY                                          162             162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share: authorized
    5,000,000 shares; none issued and outstanding                --              --
  Common stock, par value $.001 per share: authorized
    20,000,000 shares; issued and outstanding 14,074,698
    (1997) and 14,074,698 (1996)                                 14              14
  Additional paid-in capital                                 21,250          21,250
  Retained Earnings (Deficit)                                (1,065)            566
                                                           --------        --------
         Total Stockholder's Equity                          20,199          21,830
                                                           --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 21,664        $ 24,107
                                                           ========        ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                         -----------------------      -----------------------
                                           1997           1996          1997           1996
                                         --------       --------      --------       --------
Net Revenues                             $  3,150       $  3,841      $  8,428       $ 17,147
Cost of Revenues                              864            778         2,944          5,541
                                         --------       --------      --------       --------

Gross Profit                                2,286          3,063         5,484         11,606

Operating Expenses:
  Sales and Marketing                         688            574         2,604          1,857
  Research and Development                    803            957         2,536          2,409
  Acquired R&D Expenses                                                                 5,169
  General & Administrative                    907          1,088         3,379          2,829
                                         --------       --------      --------       --------
Total Operating Expenses                    2,398          2,619         8,519         12,264

Operating Income (Loss)                      (112)           444        (3,035)          (658)

Other Income, net                             171            205           531            674
                                         --------       --------      --------       --------
Income (Loss) Before Income Tax                59            649        (2,504)            16

Income Tax Expense (Benefit)                   24            259          (873)         2,097
                                         --------       --------      --------       --------

Net Income (Loss)                        $     35       $    390      $ (1,631)      $ (2,081)
                                         ========       ========      ========       ========

Net Income (Loss) per share              $   0.00       $   0.03      $  (0.12)      $  (0.15)
                                         ========       ========      ========       ========

Weighted Average Shares Outstanding        14,075         14,085        14,075         14,049
                                         ========       =======       ========       ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                        ------------------------
                                                           1997          1996
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $ (1,631)      $ (2,081)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Write-off of in process research and
  development due to the acquisition of
  Performance Computing Incorporated                         193          5,169
Depreciation and Amortization                                253            316
Provision for doubtful accounts and other
  adjustments to accounts receivable                        (472)         1,204

Change in Operating Accounts:
  Accounts Receivable, net                                 2,271         (3,016)
  Income Tax Receivable                                   (1,128)          (938)
  Inventories                                                (47)           (94)
  Other Current Assets                                       158            (73)
  Accounts Payable                                           (53)          (475)
  Accrued Liabilities                                       (759)          (210)
  Income Tax Payable                                                       (135)
                                                        --------       --------

Net Cash Used In Operating Activities                     (1,215)          (333)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of PCI                                            --         (2,100)
Capital Expenditures                                        (189)          (177)
Other                                                         90             --
                                                        --------       --------

Net Cash Used In Investing Activities                        (99)        (2,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Exercise of Stock Options                   --            160
Repayment of Notes Payable to Founders                        --         (1,935)
                                                        --------       --------

Net Cash Used in Financing Activities                         --         (1,775)
                                                        --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (1,314)        (4,385)

CASH AND CASH EQUIVALENTS, Beginning of Period            14,487         19,020
                                                        --------       --------

CASH & CASH EQUIVALENTS, End of Period                  $ 13,173       $ 14,635
                                                        ========       ========

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                            1997        1996
                                                           ------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest                                                       --      $   41
Income taxes                                               $  206      $2,195


Detail of businesses acquired in purchase transactions:
Acquired in-process research and development                           $5,169
Fair value of assets acquired                                          $  796
Common Stock issued in acquisition                                     $2,944
Cash paid for acquisition                                              $2,100
Liabilities assumed or created                                         $  921


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

         Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1997 and 1996. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculation for the periods presented.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain or loss on available-for-sale securities. The Company has not yet determined the impact, if any, of adopting the new standard. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting the new standard. The disclosures prescribed by SFAS No. 131 are effective for calendar 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         Smith Micro was founded in March 1982 to design and market financial software. In the mid-1980s, the Company shifted its focus to communication software for modem manufacturers. The Company shipped its first data communication software product in 1985 and, since that time, the Company's growth in revenues has been the result of the market acceptance of its communications software products.

         The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. The Company expects that revenues from its QuickLink products will continue to account for a substantial portion of the Company's revenues. The Company believes that the video and retail based products will also represent a substantial portion of the revenue in the future. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM and retail products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 18.0% and 21.0% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and 13.6% and 49.7% of the Company's net revenues for the nine months ended September 30, 1996 and 1997, respectively. The increase in returns during 1997 is primarily the result of the increased volume of business in the retail distribution channel which has experienced a higher rate of returns than the OEM channel.

         A small number of customers have historically accounted for a substantial portion of the Company's revenues. In June 1997, 3Com Corporation ("3Com") acquired U.S. Robotics Corporation ("U.S. Robotics"), to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 24.5% and 44.4% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and 48.7% and 42.9% for the nine months ended September 30, 1996 and 1997, respectively. The Company's three largest customers, including 3Com, accounted for approximately 38.3% and 52.7% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and 63.2% and 55.2% for the nine months ended September 30, 1996 and 1997, respectively. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

         In April 1996, the Company entered into an OEM agreement having an initial one year term with a wholly-owned subsidiary of U.S. Robotics Corporation (herein after all U.S. Robotics entities and subsidiaries are collectively referred to as U.S Robotics), which agreement superseded the previous agreement between the parties. This agreement was amended and restated in June 1996 and initially ran until April 1997 when it was automatically renewed for a one year term. The agreement renews automatically at the end of each one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to U.S. Robotics in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement,

U.S. Robotics has agreed to place Smith Micro retail products and commercials for such products on certain U.S Robotics compact disks. The agreement does not require U.S. Robotics or any 3Com-affiliated entity to purchase any minimum quantity of Smith Micro products and may be terminated by either party at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U. S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics, there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. Assuming the number of units sold to U.S. Robotics were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from 3Com with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. There can be no assurance that 3Com's acquisition of U.S. Robotics will not result in a change in U.S. Robotics' purchasing habits, a decrease in new orders by U.S. Robotics, delays in orders previously made by U.S. Robotics, or the loss of U.S. Robotics as a customer entirely.

         The Company entered into an agreement having an initial one-year term with Motorola in January 1996 to provide retail and OEM products to Motorola's PCMCIA Division and Information Systems Group. This agreement is automatically renewable for consecutive one-year terms (and automatically renewed in January
1997), but either party may terminate the agreement at the end of the then-current term by providing at least 60 days notice to the other party. Moreover, as with the U.S. Robotics agreement, the Motorola agreement does not require Motorola to purchase any minimum quantity of Smith Micro products and, as a result, there can be no assurance that Motorola will order any additional products or that it will develop into a substantial customer of the Company. Motorola has expressed its intention to divest its modem business. The impact on the Company's sales resulting from a divestiture of Motorola's modem business is unknown.

         The OEM product ordering cycle, from order placement to shipping, is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. The Company's products are generally shipped as orders are received and, accordingly, the Company, which has historically operated with little backlog, does not consider backlog to be a significant indication of future performance. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, the Company does not generally produce software in advance of orders and therefore has not maintained a material amount of inventory.

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

                                             THREE MONTHS         NINE MONTHS
                                                 ENDED               ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                            ---------------     ----------------
                                            1997      1996      1997       1996
                                            -----     -----     -----      -----
Net revenues                                100.0%    100.0%    100.0%     100.0%
Cost of revenues                             27.4      20.3      34.9       32.3
                                            -----     -----     -----      -----
Gross profit                                 72.6      79.7      65.1       67.7
Operating expenses:
  Sales and marketing                        21.8      14.9      30.9       10.8
  Research and development                   25.5      24.9      30.1       14.1
  Acquired R&D Expenses                        --        --        --       30.1
  General and Administrative                 28.8      28.3      40.1       16.5
                                            -----     -----     -----      -----
Total operating expenses                     76.1      68.1     101.1       71.5
                                            -----     -----     -----      -----
Operating income (loss)                      (3.5)     11.6     (36.0)      (3.8)
Other income, net                             5.4       5.3       6.3        3.9
                                            -----     -----     -----      -----
Income (loss) before income tax               1.9      16.9     (29.7)        .1
Income tax expense (benefit)                   .8       6.7     (10.3)      12.2
                                            -----     -----     -----      -----
Net income (loss)                             1.1%     10.2%    (19.4)%    (12.1)%
                                            =====     =====     =====      =====

NET REVENUES

         Net revenues decreased 18%, from $3.8 million in the three months ended September 30, 1996 to $3.2 million in the three month period ended September 30, 1997. This decrease was primarily due to the continued weakness in the Company's OEM business as well as lower than expected increases in sell-through rates of the Company's retail products.

         Net revenues decreased 51%, from $17.1 million for the nine months ended September 30, 1996 to $8.4 million for the nine months ended September 30, 1997. This decrease was primarily due to the continued broad-based slowdown in the OEM business as mentioned earlier, as well as the higher revenues obtained in the first quarter of 1996 due to the CD business from the Company's largest customer.

GROSS PROFIT

         Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased 25.4% from $3.1 million in the three months ended September 30, 1996, to $2.3 million in the three months ended September 30, 1997. As a percentage of net revenues, gross profits decreased from 79.7% in the three months ended September 30, 1996, to 72.6% in the three months ended September 30, 1997. Margins for the Company decreased primarily due to the reduced mix of retail sales, as well as the higher percentage of fixed overhead resulting from the lower sales volume.

         Gross profit decreased 52.8%, from $11.6 million for the nine months ended September 30, 1996 to $5.5 million for the nine months ended September 30, 1997. As a percentage of net revenues, gross profits decreased from 67.7% for the nine months ended September 30, 1996 to 65.1% for the nine months ended September 30, 1997. Margins for the Company decreased primarily due to the reduced mix of retail sales and increased rate of retail returns reserves, as well as the higher percentage of fixed overhead resulting from the lower sales volume.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 19.9% from $574,000 in the three months ended September 30, 1996, to $688,000 in the three months ended September 30, 1997. The increase in sales and marketing expenses is primarily due to promotional campaigns in the retail channel as well as additional personnel. As a percent of net revenues, sales and marketing expenses increased from 14.9% in the three months ended September 30, 1996 to 21.8% of net revenues in the three months ended September 30, 1997, primarily due to the decline in revenues.

         Sales and marketing expenses increased 40.2%, from $1.9 million for the nine months ended September 30, 1996 to $2.6 million for the nine months ended September 30, 1997. The increase in sales and marketing expenses is primarily due to promotional campaigns in the retail channel as well as additional personnel. As a percent of net revenues, sales and marketing expenses increased from 10.8% in the nine months ended September 30, 1996 to 30.9% of net revenues in the nine months ended September 30, 1997, primarily due to the decline in revenues.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses decreased 16.1% from $957,000 in the three months ended September 30, 1996, to $803,000 in the three months ended September 30, 1997. This decrease is primarily due to lower headcount. As a percent of net revenues, research and development expenses increased from 24.9% for the three months ended September 30, 1996 to 25.5% for the three months ended September 30, 1997.

         Research and development expenses increased 5.3% from $2.4 million in the nine months ended September 30, 1996, to $2.5 million in the nine months ended September 30, 1997. This increase is primarily due to the addition of staff late in the first quarter of 1996 as a result of the acquisition of PCI. As a percent of net revenues, research and development expenses increased from 14.1% in the nine months ended September 30, 1996 to 30.1% of net revenues in the nine months ended September 30, 1997, due to the decline in revenues and the increase related to the PCI acquisition mentioned previously. On March 14, 1996 the Company acquired PCI. In accordance with Interpretation 4 of APB Opinion No. 16, $5,169,000 of in-process research and development was expensed as of the date of the acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses decreased 16.6% from $1.1 million in the three months ended September 30, 1996, to $.9 million in the three months ended September 30, 1997. As a percent of net revenues, general and administrative expenses increased from 28.3% in the three months ended September 30, 1996 to 28.8% of net revenues in the three months ended September 30, 1997, primarily due to the decrease in revenues.

         General and administrative expenses increased 19.4%, from $2.8 million in the nine months ended September 30, 1996, to $3.4 million in the nine months ended September 30, 1997. This increase was primarily due to additional reserves for bad debt provided during the three months ended March 31, 1997, due to the slower payment patterns by retail channel customers. As a percent of net revenues, general and administrative expenses increased from 16.5% in the nine months ended September 30, 1996 to 40.1% of net revenues in the nine months ended September 30, 1997, primarily due to the decrease in revenues.

INCOME TAXES

         Income tax expense was $259,000 in the three months ended September 30, 1996 based on pre-tax earnings of $649,000 compared to income tax expense of $24,000 in the three months ended September 30, 1997 based on pre-tax earnings of $59,000. Income tax expense was $2.1 million for the nine months ended September 30, 1996 based on pre-tax earnings of $16,000 compared to an income tax benefit of $873,000 for the nine months ended September 30, 1997 based on pre-tax net losses of $2.5 million. The income tax expense in 1996 includes $2.1 million of income tax expense related to the non-deductible acquired R & D expenses associated with the acquisition of PCI in the first quarter of 1996. The Company recognizes income tax expense at an effective rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash used in operating activities was $.3 million in the nine month period ended September 30, 1996 as compared to $1.2 million used in operations in the nine month period ended September 30, 1997. The primary uses of cash during the nine month period ended September 30, 1997 were the net loss, the increase in income tax receivable and the final PCI milestone payment partially offset by the reduction in accounts receivable.

         During the nine month period ended September 30, 1996, the Company used $4.4 million in cash, consisting primarily of $2.1 million acquisition of PCI and $1.9 million towards the repayment of notes payable to the founders.

         At September 30, 1997, the Company had $13.2 million in cash and cash equivalents and $19.5 million of working capital. The Company had $4.2 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

         Reliance on 3Com Corp. In June 1997, 3Com Corp. acquired U.S. Robotics, to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. There can be no assurance that 3Com's acquisition of U.S. Robotics will not result in a change in U.S. Robotics' purchasing habits, a decrease in new orders by U.S. Robotics, delays in orders previously made by U.S. Robotics, or the loss of U.S. Robotics as a customer entirely.

         Sales to 3Com (primarily to U. S. Robotics) represented 24.5% and 44.4% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and represented 48.7% and 42.9% for the nine months ended September 30, 1996 and 1997, respectively. The Company expects that U.S. Robotics, which became a customer in the fourth quarter of 1993, will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement with a wholly-owned subsidiary of U.S. Robotics. This OEM agreement superseded the previous agreement between the parties. This agreement was amended and restated in June 1996 and initially ran until April 1997 when it automatically renewed for a one year term. Subsequently, an addendum was added that included another U.S. Robotics subsidiary and the Company anticipates the addition of other U.S. Robotics and 3Com subsidiaries in the future. The agreement renews automatically at the end of each one year term for an additional one year term unless either party provides at least 60 days notice of its intention to terminate the agreement at the end of the then-current term. Under the terms of the agreement, the Company granted certain pricing incentives to the U.S. Robotics subsidiaries in consideration for which the Company became the exclusive provider of fax, data, voice and telephony communications software for certain U.S. Robotics modems. In addition, under the terms of the agreement, U.S. Robotics agreed to place Smith Micro retail products and commercials for such products on certain U.S. Robotics compact disks. The agreement does not require U.S. Robotics or any 3Com affiliated entity purchase any minimum quantity of Smith Micro products and individual addendums may be terminated by U.S. Robotics at any time for any reason upon 90 days written notice. As a result, there can be no assurance that U.S. Robotics will continue to purchase the Company's products. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics, there can be no assurance that U.S. Robotics will not seek additional sources for such products in the future. Assuming the number of units sold to U.S. Robotics were to remain at 1996 levels, in light of the pricing incentives provided in the agreement, gross revenues from U.S. Robotics with respect to products covered by the agreement could be adversely affected, although the Company believes that net income attributable to such sales would not be impacted negatively. The agreement does not cover all sales to U.S. Robotics or 3Com. In addition, as discussed above, 3Com has acquired U.S. Robotics as a wholly-owned subsidiary. A substantial decrease or delay in sales to U.S. Robotics would have a material adverse effect on the Company's business, results of operations and financial condition. The combination of the factors mentioned herein provide no assurance that sales to U.S. Robotics will reach or exceed historical levels in any future period.

         Concentration of Customer Revenues. In addition to its reliance on 3Com, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. The Company's three largest customers, including 3Com, represented approximately 38.3% and 52.7% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and 63.2% and 55.2% for the nine months ended September 30, 1996 and 1997, respectively. The Company expects that it will continue to be dependent upon relatively large orders from these customers and a limited number of other OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

         Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. The sale of various versions of QuickLink represented approximately 57.8% and 75.7% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and 73.6% and 85.4% for the nine months ended September 30, 1996 and 1997, respectively. The sale of MacComCenter, which is the QuickLink equivalent for the Macintosh market, represented approximately 2.0% and 9.2% of the Company's net revenues for the three months ended September 30, 1996 and 1997, respectively, and 6.8% for each of the nine month periods ended September 30, 1996 and 1997. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

         In March 1997, modem manufacturers shipped the first 56K modems (modems which download information at speeds up to 56,000 bits per second) for retail sale. 56K modems are based on either one of two incompatible standards, the X2 standard adopted by 3Com or the K56Flex standard adopted by Rockwell International and Lucent Technologies. This incompatibility, combined with the failure of the modem industry to adopt an industry-wide standard for such modems, caused some modem manufacturers to delay the launch of 56K modems and caused consumers to delay purchases of the new modems. The company believes that its business, results of operations and financial condition since the launch of the 56K modems have been directly and adversely affected by the incompatibly of the 56K modem standards and the resulting confusion created thereby in the marketplace. There can be no assurance that the Company will not continue to be adversely affected by 56K modem incompatibility issues or that other technological changes in the communications industry will not similarly affect the Company, its results of operations or financial condition.

         Competitive Threat from Microsoft and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 95 and Windows NT, the latest Microsoft operating systems, include capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink. If the communications capabilities of Windows 95, Windows NT or other operating systems are adopted by users, sales of the Company's products could decline.

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

         The Company's retail products face significant competition. In the retail market, HotFax and HotFax Message Center, the Company's principal retail products compete directly with Symantec's WinFax Pro 8.0. Symantec is well established in the retail distribution channel. There can be no assurance that HotFax, HotFax Message Center, AudioVision, VideoLink Mail, HotPage or any other of the Company's retail product lines will capture a significant share of the retail market for communication software. In addition, the Company's retail video conferencing product, AudioVision, competes in a new and rapidly changing software market. Some of the current competitors in the video conferencing retail software market are White Pine and Vocaltech, and there can be no assurance that the Company will compete successfully with these and any future competitors in the retail video conferencing software market. In the OEM distribution channel, the Company has several competitors, among them Symantec, Global Village, White Pine and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

         Symantec currently makes certain complementary products that are sold separately. Symantec may be able to enhance its competitive position by bundling certain of these products to attract customers seeking integrated, cost-effective software applications. The Company also believes that the market in which it competes has been characterized by the consolidation of established communication software suppliers and that this trend, which may lead to the creation of additional large and well-financed competitors, may continue. In addition, other competitors have entered the market. Moreover, because there are low barriers to entry into the software market, the Company believes that competition will increase in the future. To remain competitive, the Company believes that it will need to make continuing investments in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments, or that it will be successful in its research and development or sales and marketing efforts.

         Symantec and many of the Company's current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development, product performance and price, distribution and customer support and introduction by the Company and its competitors of new products. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. The Company believes that the market for its software products has been and will continue to be characterized by significant price competition. A material reduction in the price of the Company's products could negatively affect the Company's profitability.

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

         Dependence on New Product Offerings. The Company's future success will depend, in significant part, on its ability to successfully develop and introduce new software products and improved versions of existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. There can be no assurance that new products will be introduced on a timely basis, if at all. If new products are delayed or do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. In the past, the Company has experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur. There can also be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such software or that any such software will be accepted in the market.

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

         Corporate and Government Product and Marketing Strategy Unproven. The Company's revenues have increased during the past five years almost entirely on the strength of its OEM sales, and more recently, retail sales. Since the second quarter of 1997 the Company has been adding, and plans to continue to add, the infrastructure necessary to support a focus on the corporate and government markets. The corporate market includes vertical applications that are industry specific and require the investment of engineering resources. There can be no assurance that the additional infrastructure required in sales and marketing to the corporate and government markets, or the investment in engineering resources for applications specific to such markets, will yield significant sales growth for the Company or provide the margins the Company has achieved historically on its OEM sales.

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

         Acquisition of Performance Computing Incorporated. The Company acquired PCI in March 1996. The Company's future financial results will depend in part on its ability to successfully integrate PCI's business with its own, and there can be no assurance that the Company will be able to successfully coordinate its business activities with those of PCI. Furthermore, there can be no assurance that the Company will be successful in integrating PCI video products with those of the Company or that the results of PCI's operations will not have an adverse effect upon the Company's operating results.

         The Company has sold only a limited amount of video products to date. Video products compete in a new and rapidly changing market and there can be no assurance that such products will receive or gain market acceptance. Lack of market acceptance of such products, or delays in or non-completion of the development of new video products, could have an adverse impact on the Company's business, results of operations and financial condition. In addition, PCI products compete against those of several competitors, including White Pine, Connectix, Intel, Microsoft, Vocaltech and VDONet, some of whom have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully against these and any future competitors in the video conferencing software market.

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

         International Sales. The Company presently operates in foreign markets and intends to expand its international presence. For the three months ended September 30, 1997 net revenues generated outside the United States increased 21.6% to $840,000 from $691,000 for the three months ended September 30, 1996 and for the nine months ended September 30, 1997 decreased 16.3% to $1.9 million from $2.3 million for the nine months ended September 30, 1996. As a percentage of total net revenues, international net revenues increased to 26.7% during the three months ended September 30, 1997 from 18.0% for the three months ended September 30, 1996 and increased to 22.4% during the nine months ended September 30, 1997 from 13.2% for the nine months ended September 30, 1996. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law which may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QUICKLINK GOLD, HotFax and HotPage, but has not yet obtained registrations for all of its trademarks in the United States or other countries, such as for the mark QUICKLINK III. Prior to becoming a publicly held entity, the Company did not require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. In addition, the Company has recently started the patent application process for a number of technologies that could provide additional protection for existing products and products under development. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information or will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

         From time to time, the Company has received and may receive in the future communications from third parties asserting that the Company's trade name or features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. For example, the Company has received correspondence from a third party asserting that the use by the Company of the mark QUICKLINK in the United States and Canada constitutes trademark infringement and unfair competition. The Company believes that it has meritorious defenses to the claims asserted, particularly in light of the length of time the Company has continuously used its QUICKLINK-based marks. While no litigation has been initiated by this party, the Company is attempting to resolve all such assertions. Should there be a successful challenge to the Company's use of the QUICKLINK mark or any other mark, the Company could incur significant expenses in connection with changing the name and experience a loss of goodwill related to its QUICKLINK product line.

         The Company has received correspondence from three third parties separately asserting that the Company's fax and video conferencing products violate certain patents held by each of the three parties. No litigation has been initiated by these parties and the Company is attempting to resolve all such assertions.

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

         Concentration of Ownership. As of September 30, 1997, William Smith and Rhonda Smith beneficially owned, as community property, approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

     Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of September 30, 1997, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration in September 1997 of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its PCI subsidiary have been named parties to Virtual Ambiance, Inc. v. Video Conferencing Communications. Inc., et al., filed August 11, 1997 in the Superior Court of the State of California for the County of Orange County, Case No. 782856, although neither the Company nor PCI has been served with the complaint. The complaint alleges causes of action against the Company and PCI for negligent misrepresentation, fraud, declaratory relief, breach of covenant of good faith and fair dealing, and civil conspiracy, involves a dispute over the licensing of video conferencing software, and seeks consequential and punitive damages against all defendants. Because they have not been served with the complaint, the Company and PCI have not filed answers thereto. The Company and PCI believe the claims against them lack any merit and have no factual basis. Assuming they are served with the complaint, the Company and PCI will vigorously defend the case.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 33-95096) under the Securities Act of 1993, as amended, was September 18, 1995. The class of securities registered was Common Stock. The offering commenced on September 19, 1995 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist LLC and Oppenheimer & Co., Inc.

         Pursuant to the Registration Statement, the Company sold 1,700,000 shares of its Common Stock for an aggregate offering price of $20,400,000, and certain selling shareholders sold 2,210,000 shares of the Common Stock of the Company for an aggregate offering price of $26,520,000.

         The Company incurred expenses of $2,264,315 of which $1,428,000 represented underwriting discounts and commissions and $836,315 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $18,135,685.

         Of the net proceeds from the offering, $4,187,694 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $2,400,000 were used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $446,000 have been used for working capital purposes, and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus which is part of the Registration Statement.

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


EXHIBIT
  NO.                  TITLE                                               METHOD OF FILING
-------                -----                                               ----------------
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

27.0     Financial Data Schedule.                              Filed Herewith


(B) REPORTS ON FORM 8-K

         No Current reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SMITH MICRO SOFTWARE, INC.

November 13, 1997                         By: /s/ WILLIAM W. SMITH, JR.
                                             --------------------------------
                                                  William W. Smith, Jr.
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

November 13, 1997                         By: /s/ MARK NELSON
                                             ---------------------------------
                                                  Mark W. Nelson
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


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


EXHIBIT
  NO.                  TITLE                                               METHOD OF FILING
-------                -----                                               ----------------
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