Form 10-K
period 1997-12-31
SMITH MICRO SOFTWARE INC
filed 1998-03-30
CIK 948708

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-26536

                           SMITH MICRO SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ---------------------

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

                              ---------------------

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

        The Registrant does not have different classes of Common Stock. As of March 24, 1998, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $14,938,098, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

        As of March 24, 1998, there were 14,074,698 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 14, 1998, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Report.


================================================================================

                           SMITH MICRO SOFTWARE, INC.

                          1997 FORM 10-K ANNUAL REPORT
                          ----------------------------

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                     PART I
Item 1.     BUSINESS...................................................................      3
Item 2.     PROPERTIES.................................................................     24
Item 3.     LEGAL PROCEEDINGS..........................................................     24
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.........................     24

                                     PART II
Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..     25
Item 6.     SELECTED FINANCIAL DATA....................................................     27
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................................     28
Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.......               33
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................     33
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE........................................     33

                                    PART III
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS...........................................     33
Item 11.    EXECUTIVE COMPENSATION.....................................................     33
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............     33
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................     33

                                     PART IV
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K...................................................................     34

                            -------------------------

        THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FOLLOWING FACTORS, TOGETHER WITH THOSE ADDITIONAL RISKS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K (PARTICULARLY IN "RISK FACTORS" COMMENCING ON PAGE 15), COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED BY FORWARD LOOKING STATEMENTS HEREIN SET FORTH: DEMAND FOR COMMUNICATION SOFTWARE; DEMAND FOR MODEMS AND OTHER ELECTRONIC COMMUNICATION DEVICES; NATIONAL, REGIONAL AND INTERNATIONAL ECONOMIC CONDITIONS AFFECTING THE SUPPLY OF AND DEMAND FOR COMMUNICATION SOFTWARE, MODEMS OR OFFERINGS BY THE COMPANY; THE COMPANY'S ABILITY TO COMPETE IN AND SELL ITS PRODUCTS THROUGH THE RETAIL CHANNEL AND ORIGINAL EQUIPMENT MANUFACTURERS (OEM) DISTRIBUTION CHANNEL; THE COMPANY'S ABILITY TO COMPETE AND SELL ITS PRODUCTS THROUGH THE CORPORATE AND GOVERNMENT MARKETPLACE; DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN ITS CUSTOMER BASE AND TO EXPAND THAT BASE; AND THE COMPANY'S ABILITY TO ANTICIPATE AND ADJUST TO TECHNOLOGICAL SHIFTS AND CHANGES IN THE ELECTRONIC COMMUNICATION SOFTWARE AND HARDWARE INDUSTRIES. ALL FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K SHOULD BE CONSIDERED IN THE LIGHT OF THESE AND ANY OTHER FACTORS WHICH MIGHT CAUSE THE COMPANY'S FUTURE PERFORMANCE TO MATERIALLY DIFFER FROM THAT ANTICIPATED BY THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Smith Micro Software, Inc. ("Smith Micro" or the "Company") provides personal computer software that enables facsimile ("fax"), video, data and telephony communication. The Company believes it is the leading provider of communication software to modem manufacturers (based on units included with modems sold through resellers and retailers in the United States). The Company intends to leverage its position in the original equipment manufacturer ("OEM") market to address the retail, corporate and government marketplace for its products. Smith Micro focuses on designing integrated, easy to use software products that incorporate the most advanced features of communication hardware devices such as modems, multi-line fax modem boards and Internet access devices such as xDSL and cable modems. The Company was incorporated in California in November 1983 and reincorporated in Delaware in July 1995.

INDUSTRY BACKGROUND

        Businesses and consumers are using personal computers, network servers, modems and Internet access devices for an increasing number of communication applications. The ability to send and receive fax transmissions with a personal computer has created significant demand in recent years for modems with fax capabilities. Moreover, analog modems and Internet access devices are increasingly used to access vast information resources, share information and transact business through on-line services and the Internet. The flexibility necessitated by an increasingly mobile workforce has fueled demand for products that facilitate remote connectivity between individuals and their corporate networks. These applications have created a demand for hardware and software products that facilitate communication between personal computer users and their information sources.

        Modem manufacturers produce hardware to enable personal computer communication over land or wireless systems. By adopting technological advances, driven primarily by advances in chip design, modem manufacturers have been able to deliver products with increasing price performance, higher transmission speeds and increased functionality. The rapid pace of these changes, the need to support a variety of operating systems including Windows 95, Windows NT, Macintosh, DOS, Windows 3.x, and the soon to be released Windows 98, and the desire to differentiate products which incorporate identical chipsets, present a significant communication software challenge. Modem manufacturers generally focus on hardware and do not find it cost effective to develop software internally to meet the evolving needs of communication software for multiple platforms. These modem manufacturers typically bundle software from outside providers with their modems. This software is the technology that enables the modems to communicate video, fax, data, telephony and other forms of information.

        Demand for personal computer communication software products is generated by three distinct sources: OEM customers, consisting primarily of modem, Internet access device, camera, video capture card and personal computer manufacturers, retail end-user consumers and corporate/government customers, which purchase large quantities of user licenses for installations over large networks. OEMs purchase software and bundle or pre-load it with their products. This software provides basic functionality and effectively serves the needs of most users. Users with more complex communication requirements typically seek software with more features in the retail market.

        As communication hardware device manufacturers develop and adopt emerging technology, thereby expanding the functionality of communication devices, communication software must be continually enhanced to provide integrated, easy to use solutions to enable this functionality to be utilized. Historically, modems and the communication software associated with such modems were used for the transmission and receipt of data information only. Later, modem functionality was expanded to incorporate the sending and receiving of fax transmissions, a function which required increasingly sophisticated communication software. More recently, modem chip manufacturers have designed chips with voice capabilities that will allow manufacturers of modems and computers to replace the functions of small office and home telephone systems. It is anticipated that these emerging telephony applications will provide full duplex speaker phones, complex voicemail functions, and a dramatically new level of information management capabilities to the home and small office. In addition, video conferencing, which traditionally has been available only to high end corporate board rooms at a cost of thousands of dollars, has reached the desktop, with solutions that are affordable for the home and small office. Most recently, communication hardware device manufacturers have introduced devices such as cable and xDSL modems that enable high speed Internet access and open the potential for efficiently sending and receiving fax, voice, data and video transmissions over the Internet or intranets. The functionality of communication software must continue to evolve to keep pace with consumer expectations, future hardware functions and the rapidly changing competitive environment.

        As modem and other communication hardware device functionality increases, manufacturers and consumers alike have increasingly sought an integrated, easy to use software solution to enable communication devices to perform their functions. The Company believes that the widespread use of personal computers in home and office environments will bring with it an increasing number of new "nontechnical" users. In this environment, it will be critically important to provide easy to use, fully integrated, intuitive software solutions to both OEMs and end users alike.

SMITH MICRO STRATEGY AND PRODUCTS

        The Company offers software products for Windows 95, Windows 98 (when available), Windows NT, Windows 3.x, Macintosh and DOS operating systems. Smith Micro believes that its strong engineering focus and its relationships with analog modem, cable modem, xDSL modem, camera, video capture card, personal computer and modem chip manufacturers enable it to develop communication software in anticipation of changes in product design and customize its OEM software to meet specific customer requirements.

        To address the complexity of personal computer communication, Smith Micro has consistently developed products that are intuitive and easy to use. The Company believes that its experience in providing products to the OEM industry, where software is required to enable a new hardware device to be put into service quickly and relatively effortlessly, is a significant competitive advantage. The Company's strategy is to build upon the easy-to-use reputation of its OEM software products to encourage these new users to migrate to the Company's retail products as they require higher levels of functionality.

        To serve the market's evolving demands for connectivity, Smith Micro's goal is to offer solutions beyond its core fax and data communication software. The Company offers products that support video conferencing, video email, paging, telephony, remote access and modem sharing. In the emerging fields of personal computer-based wireless and cellular communication, the Company's software for PC Cards is currently being shipped by 3Com Corporation ("3Com") (which includes 3Com Mobile Communications Division as well as U.S. Robotics Corporation and MegaHertz), Best Data, Viking Components and IBM among others. In addition, modems capable of supporting full duplex speakerphone and other telephony applications are beginning to gain market acceptance and the Company has developed software to support these emerging technologies.

        Smith Micro has traditionally focused on the OEM and, more recently, the corporate/government and retail channels. The Company's OEM fax and data and video products are bundled with the modems, cameras and personal computers of many of the world's leading manufacturers of such products. In addition, the Company currently offers a line of easy-to-use retail communication software products that address the needs of the expanding base of personal computer users. The Company's retail software products are sold to distributors, retail stores and direct to end-users through electronic stores. The Company intends to broaden its retail product line and expand the functionality of these products as well as its OEM products with additional introductions of 32-bit products designed for the Windows 98, Windows 95 and Windows NT operating systems. The Company also offers personal computer-based, video teleconferencing products to its OEM and retail channel customers. In addition, the Company has begun to focus on a third channel, the corporate/government marketplace. In January 1998, the Company acquired the network fax software technology of Mitek Systems, Inc. The acquired software is focused on the fax requirements of the enterprise customer. The software includes a local area network ("LAN") product that began shipping in 1998 and two applications under development that would enhance IP protocol distribution (over the Internet and intranet) of fax documents.

        The Company believes that a key competitive feature of its products is the ability to switch seamlessly among fax, video conferencing, telephony, and data functions without interruption to the user. The Company's principal products automatically recognize whether an incoming call is a voice call, fax transmission or data transmission. In addition, a user can send fax, data, telephonic, or video conferencing transmissions without exiting one application and entering another.

        OEM Products

        The following chart lists the Company's current OEM products:


                                FUNCTIONALITY
PRODUCT NAME                    (PLATFORM)                                 LANGUAGES
---------------------------     --------------------------------------     ------------------------
QuickLink(TM)                   Data and fax (Windows 3.x, Windows         English, English (UK),
                                95, Windows NT and Windows 98)             French, German, Japanese
                                                                           and Spanish

QuickLink(TM) MessageCenter     Data, fax and voicemail  (Windows          English, French, German
                                3.x, Windows 95, Windows NT and            and Japanese
                                Windows 98)

VideoLink(TM) Message Center    Video teleconferencing, data, fax          English
                                and voice (Windows 3.x,
                                Windows 95, Windows NT and Windows 98)

VideoLink(TM) 324/323           Video conferencing (Windows 3.x,           English
VideoLink(TM) 323               Windows 95, Windows NT and Windows 98)
VideoLink(TM) 324
VideoLink(TM)

VideoLink(TM)Mail               Video and audio messaging  (Windows        English and 15 other
                                3.x, Windows 95, Windows NT and            languages
                                Windows 98)

QuickLink(TM) Page              Paging (Windows 3.x, Windows 95,           English
                                Windows NT and Windows 98)

MacComCenter(TM) with Voice     Data, fax and voice (Macintosh)            English and Japanese

MacComCenter(TM)                Data and fax (Macintosh)                   English and Japanese


        QuickLink, the Company's flagship product line, provides integrated data communication and fax capabilities allowing users to send, receive and manage all fax activities in the background or foreground. In addition, these products enable the broadcasting of faxes to an unlimited number of locations. These products also offer data communication functionality that allow users to transfer files between computers and call electronic bulletin board systems and on-line services.

        QuickLink MessageCenter for Windows provides integrated data communication, fax and computer telephony functions, including voicemail and full duplex speakerphone capabilities (when supported by the proper modem) in one package. QuickLink MessageCenter features include multiple mailboxes and remote retrieval of voicemail. In addition, sending and receiving faxes from within any Windows application as well as data communication upload and downloads can take place entirely in the background, allowing users to continue work in other applications. Users can call and request fax documents with the fax-on-demand feature by using the touch-tone keypad on their fax machine and can configure each mailbox individually and have the product send a pager notification each time a voice message or fax is received. Moreover, through alphanumeric pagers, users can be notified of the number of faxes, voicemail and memos in the mailbox.

        VideoLink MessageCenter includes the video conferencing capabilities provided by VideoLink and the data, fax and voice mail functionality provided in QuickLink MessageCenter. All of these functions are incorporated in a single, fully integrated application.

        VideoLink 324/323, VideoLink323, VideoLink324 and VideoLink are video conferencing products that enable video and audio communication over the Internet through a third party video server connection or between two locations using a standard analog modem connection using plain old telephone service ("POTS") or Integrated Services Digital Network ("ISDN"). VideoLink 323 supports the International Telecommunications Union (ITU) H.323 standard for interoperability for the Internet and intranets and VideoLink 324 supports the ITU H.324 standard for interoperability over POTS.

        VideoLink Mail is an application that allows the recording of a video and audio message which can be saved as a self extracting file which can then be sent via an email attachment over the Internet. The recipient can then play the message just by double clicking on the attachment. VideoLink Mail's video and audio data compression technology creates smaller files for email.

        QuickLink Page is paging software that works in conjunction with Microsoft Exchange, Messaging or Outlook in Windows 95, Windows 98 (when available) and Windows NT and as a stand-alone application that will allow users to send messages to numeric or alphanumeric pagers. Filters are built in to the product so that the user can define parameters under which HotPage will send the message. The user can also compose a message and send it directly to an alphanumeric pager.

        MacComCenter with Voice is an integrated data communication and fax product for the Macintosh which adds telephony to the integrated data communication and fax functionality developed specifically for the Macintosh environment and will support multiple mailboxes, each configurable to receive voice, fax and data into a specific mailbox. The Company has incorporated many of the features found in the QuickLink MessageCenter product into MacComCenter with Voice.

        MacComCenter is an integrated data communication and fax product for the Macintosh. The product enables the broadcasting of faxes to multiple locations. It also offers data communication functionality that allows users to transfer files between computers and call electronic bulletin board systems and on-line services.

        Retail Products

        The following chart lists the Company's current retail products and retail products currently under development:


PRODUCT NAME                 FUNCTIONALITY (PLATFORM)                           LANGUAGES
--------------------------   -----------------------------------------------    --------------------
HotFaxShare(TM)              Fax over a LAN (Server:  Windows NT,               English and German
(under development)          Windows 95 and Windows 98 and Client:
                             Windows 3.x, Windows 95, Windows NT and
                             Windows 98)

IntraFax(TM)                 Fax over the Internet and intranets                English
(under development)          (Server:  Windows NT, Windows 95 and
                             Windows 98 and Client: Windows 3.x,
                             Windows 95, Windows NT and Windows 98)

AudioVision(TM)              Video conferencing (Windows 3.x, Windows           English and 15
                             95, Windows NT and Windows 98)                     other languages

VideoLink(TM) Mail Pro       Video and audio messaging (Windows 3.x,            English
                             Windows 95, Windows NT and Windows 98)

HotFax(R) MessageCenter      Data, fax and voice (Windows 3.x, Windows          English, French,
                             95, Windows NT and Windows 98)                     German, Portuguese
                                                                                and Spanish

HotFax(R)                    Data and fax  (Windows 3.x, Windows 95,            English
                             Windows NT and Windows 98)

HotFax(R) for DOS            Data and fax (DOS)                                 English

MacComCenter(TM) Plus with   Data, fax and voice (Macintosh)                    English and Japanese
Voice

HotPage(R)                   Paging software (Windows 3.x, Windows 95,          English
                             Windows NT and Windows 98)

HotLine(R) for Windows       Telephony application (Windows 3.x,                English
                             Windows 95, Windows NT and Windows 98)

HotLine(R) for DOS           Telephone dialer (DOS)                             English

CrossConnect(R)              Outbound modem over a LAN and inbound
                             remote control (Windows 3.x, Windows 95,
                             Windows NT, Windows 98 and DOS)

Database Products:
     FaxUSA                  Fax database (any platform)                        English
     National Directory      Telephone and address database (any                English
     Electronic Edition      platform)


        HotFaxShare is a fax solution that handles fax creation, transmission and incoming fax routing for companies with high fax volume or with several computer users connected to a LAN. It is an open platform solution and is independent of the type and size of the LAN. Faxes can be sent from any network workstation effortlessly from Windows 3.x, Windows 95, Windows 98, Windows NT or DOS applications. Individual and broadcast faxes can be sent immediately or scheduled for later transmission. It can support up to 24 channels (fax lines).

        IntraFax is a client/server fax gateway that allows faxes to be sent automatically throughout the world, over the Internet or intranet, thereby reducing international long distance telephone charges. This TCP/IP-based product allows a fax to be sent directly out of any Windows-based application and will select the appropriate route, either the Internet or the company's LAN or its wide area network ("WAN") by using a least cost routing technique. With this process, it determines the fax server closest to the recipient and the fax is then sent as a local call. Another feature built into IntraFax is I-Paper which allows for a standard fax machine to be connected to the IntraFax server and can then send faxes over the LAN, WAN, Internet or intranet.

        AudioVision is a video conferencing software product that works over the existing telephone lines or POTS, ISDN, the Internet or intranets. It works with any digital camera plugged into the parallel port on the computer or with an analog camera plugged into a video capture card. It also supports the industry ITU H.324 standard for interoperability over POTS. AudioVision includes a feature called VideoLink Mail Pro that allows the user to record a video and audio message, save it as an executable file and send it via email as an attachment to another individual who can then play the message. The latest version also includes other features such as a virtual VCR, a whiteboard, and plug-in multi-user games that can be played by both parties while holding a video conference.

        VideoLink Mail Pro is an application that allows the recording of a video and audio message which can be saved in a highly compressed format as a self extracting file which can then be sent via an email attachment over the Internet. The recipient can then play the message just by double clicking on the attachment.

        HotFax(R) MessageCenter is a fully integrated data, fax and voice mail application. The product includes all of the features of HotFax for Windows 3.x, Windows 95, Windows 98 and Windows NT mentioned below. It allows the user to configure multiple mailboxes that will accept voice, fax or data messages. The product installs as a Windows 95, Windows 98, Windows NT or Windows 3.x application. The application can send a pager notification each time a voice message or fax is received. If configured for an alphanumeric pager, the notification will specifically identify the number of faxes, voice mail and memos in the mailbox.

        HotFax(R) is the Company's integrated data and fax retail product. HotFax for Windows 3.x, Windows 95, Windows 98 and Windows NT provides the mobile user with a fax host for the remote retrieval of received faxes and the unattended upload and broadcast of faxes at a scheduled time. It also provides users with the ability to retrieve faxes from a remote location, modify faxes with graphics intact, use a personal computer as a data host and share data like a bulletin board service, create custom cover pages with imported graphics and preview faxes, including cover pages.

        HotFax(R) DOS is an integrated fax and data communication product for the DOS operating environment. HotFax DOS provides the mobile user a fax host for the remote retrieval of received faxes and unattended upload and broadcast of faxes at a scheduled time. It also provides users with the ability to retrieve faxes from a remote location, modify faxes with graphics intact, use a personal computer as a data host and share data similar to a bulletin board service.

        MacComCenter Plus with Voice is configured as the Company's retail Macintosh data, fax and telephony communication software product. It allows the user to configure multiple mailboxes that will accept voice, fax or data messages. It includes OCR for converting incoming transmissions into text files and gives users the ability to send true WYSIWYG faxes from an application that has print capabilities. Users are also able to create custom cover pages with imported graphics, preview entire faxes, including cover pages, retrieve faxes from a remote location, and share data similar to a bulletin board service with a data host.

        HotPage(R) is paging software that works in conjunction with Microsoft Exchange, Messaging or Outlook in Windows 95, Windows 98 and Windows NT and as a stand-alone application that will allow users to send messages to numeric or alphanumeric pagers. With Microsoft Exchange, any incoming e-mail that is placed into the in-box can be sent to an alphanumeric pager. Filters are built in so that the user can define certain parameters under which HotPage will send the message. The user can also compose a message and send it directly to an alphanumeric pager.

        HotLine(R) for Windows and HotLine for DOS are telephony products for the personal computer user. HotLine for Windows allows users to create unlimited xBase-compatible phone books that can be accessed from within any Windows application. It supports Caller ID, which first displays the inbound caller's phone number, and then pulls up caller information by auto-searching and matching up the appropriate record from one of the program's user-defined databases when used with appropriate hardware technology. HotLine for Windows also supports modems with full-duplex speakerphone capabilities which eliminate the echo and one-way communication limitations of conventional speaker phones. Included with HotLine for Windows is the American Business Sampler, a sample database of more than 2,500 business names, addresses and telephone numbers. Other databases, like the Company's National Directory Electronic Edition database, can be imported directly into HotLine for Windows. The DOS version of HotLine is similar in its overall purpose, but has a more limited set of features.

        CrossConnect(R) is a modem-sharing product for LANs. CrossConnect expands the capability of the modems on both Novell IPX and NetBIOS LANs by providing an integrated outbound software product for sharing modems connected anywhere on the LAN and by providing remote access on the LAN for users away from the office. The outbound function supports a mixed environment of DOS and Windows users on the same LAN. The inbound function allows users away from the office LAN to dial into the network environment and gain access to a node. After doing so, the remote user can use CrossConnect for outbound communications, accessing private or public telephone books, and communicating through a shared modem on the LAN to bulletin boards, on-line services or any host computer. This remote process occurs in the background, so that the personal computer with the shared modem will not be interrupted during the communication.

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

SALES AND MARKETING

        The Company sells its communication software products worldwide to OEM customers that bundle or pre-load the Company's software with their hardware products and to distributors and retailers that sell the product to end user customers. The Company has begun to focus on a third channel, the corporate/government marketplace. In January 1998, the Company acquired the network fax software technology of Mitek Systems, Inc. The acquired software is focused on the fax requirements of the enterprise customer. The software includes a LAN product that began shipping in 1998 and two applications under development that would enhance IP protocol distribution of fax documents. The Company is also developing video and fax products to address vertical markets to be distributed through channels established by corporate partners.

        OEM Sales

        The Company has OEM relationships with many of the major modem manufacturers worldwide. The Company's customers include 3Com (including U.S. Robotics Corporation and its Megahertz subsidiary), IBM, Taicom (Taiwan), Sirius Technologies (Australia), Sitre (Spain) and Boca Research. Each of these manufacturers bundles the Company's software products with its own hardware products. Approximately 22.4% and 13.3% of the Company's OEM revenues for the twelve months ended December 31, 1997 and 1996, respectively, were derived from OEM customers outside of the United States. Products translated into Japanese, German and French accounted for approximately 2.3% and 9.2% of the Company's OEM revenues for the twelve months ended December 31, 1997 and 1996, respectively. Recent translations allow the Company to provide certain products in 15 foreign languages.

        The OEM modem market continues to evolve. Many personal computer manufacturers now bundle modems and communication software with their products. In some cases, personal computer manufacturers are pre-loading communication software onto hard drives. Moreover, modem chips are under development which will put modem functionality on the motherboard of the personal computer, eliminating the need for a separate modem. In light of these trends, the Company has expanded its OEM relationships with personal computer manufacturers. In addition, the Company has opened dialogues with many other non-modem manufacturers due to the development of high speed Internet access devices such as cable and xDSL modems and with developers of multi-port fax hardware devices as a result of its recent acquisition of technology assets from Mitek Systems, Inc.

        The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. The Company generally ships its products as orders are received. As a result, the Company has relatively little backlog at any given time and does not consider backlog to be a significant indicator of future performance. Moreover, the Company does not generally produce software in advance of anticipated orders and therefore has insignificant amounts of inventory. As a result of the foregoing, revenues in any quarter are substantially dependent on orders booked in that quarter.

        During 1997, 1996 and 1995 the Company's three largest OEM customers and their affiliates, including 3Com, accounted for 56.9%, 62.9% and 66.8% of net revenues, respectively. In June 1997, 3Com Corporation ("3Com") acquired U.S. Robotics Corporation ("U.S. Robotics"), to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. 3Com and its affiliates accounted for more than 10% of the Company's net revenues in 1997, 1996 and 1995. Motorola accounted for more than 10% of revenue in 1996. The Company's major customers could reduce their orders of the Company's products in favor of a competitor's product or for any other reason. The loss of any of the Company's major OEM customers would have a material adverse effect on the Company's business, results of operations and financial condition.

        In April 1996, the Company entered into an OEM agreement having an initial one year term with a wholly-owned subsidiary of U.S. Robotics (now a subsidiary of 3Com). The agreement superseded a previous agreement between the parties and automatically renews at the end of each one year term unless a party provides at least 60 days notice of its intent to terminate the agreement at the end of the then-current term. During 1997, the agreement automatically renewed according to its terms and certain other 3Com entities (hereinafter 3Com, its affiliates and their subsidiaries will be referred to as "3Com entities") were added as parties pursuant to new addenda to the agreement. Under the terms of the agreement, the Company granted certain pricing incentives to the 3Com entities in consideration for which the Company became the provider of fax, data, voice and telephony communications software for such 3Com entities. In addition, under the terms of the agreement, certain of the 3Com entities agreed to place Smith Micro retail products and commercials for such products on certain of their compact disks. The agreement does not require any 3Com entity to purchase any minimum quantity of Smith Micro products and may be terminated by a party thereto at any time for any reason upon 90 days' prior written notice.

        The Company sells directly to modem and personal computer manufacturers using an in-house sales staff based in Aliso Viejo, California. The Company recently established sales operations in Europe and Australia to expand international presence. The Company allows its OEM customers to return unused software. To date, however, such returns have been infrequent.

        Retail Sales

        While historically the Company has generated its revenues primarily from the OEM market, it also sells retail products that are designed to complement or upgrade its OEM products. Retail sales represented 5.2%, 16.5% and 6.0% of net revenues for 1997, 1996 and 1995, respectively.

        The Company has a separate sales staff that handles retail sales and works closely with Smith Micro's retail distributors on the management of orders, inventory levels, sell-through to retailers, as well as promotions and marketing activities. Domestically, the Company's retail products are sold by independent distributors including Ingram Micro and Tech Data. In addition, the retail sales force is responsible for contacting major retail customers to generate demand for the Company's retail products in the retail distribution channel. During 1997, the Company began to develop retail outlets using the Internet by selling product through the Company's web site and electronic distributors. The delivery of retail products derived from Internet sales is direct to the customer through electronic download or shipment from the Company, depending on the customer's preference.

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

        Corporate and Government Sales

        During 1997 the Company began selling to the corporate/government marketplace while building the infrastructure necessary to sell to these two customer bases. In January 1998, the Company acquired the network fax software technology of Mitek Systems, Inc. The acquired software is designed to address the fax requirements of the enterprise customer. The software includes a LAN product that began shipping in 1998 and two applications under development that would enhance IP protocol distribution of fax documents. The Company anticipates upgrading the LAN product with HotFaxShare during 1998. The Company intends to continue to focus its sales and marketing efforts for its video and fax technologies through direct sales and sales through value added resellers ("VARs") that specialize in selling to enterprise customers. Sales in this marketplace tend to be made in single volume orders, typically for site licenses, and are often accompanied by maintenance programs. The Company's pricing structure in this marketplace currently accommodates multi-level, volume purchase with discounts for larger single orders. The maintenance program provides technical support and automatic product upgrades under specifically defined terms. In addition, the Company is continuing with the development of vertical market products for the medical, insurance, and security industries among others. Vertical market products, such as telemedicine for the medical industry, will be distributed through channels established by VARs and other corporate partners.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

        The Company provides technical support and customer service by telephone, mail, fax, modem, its customer bulletin board service, an Internet web site and through a forum that it operates on CompuServe. Certain of the Company's OEM customers provide their own primary customer support functions and rely on the Company for back-up customer support, while support functions for other OEM customers are provided solely by the Company.

PRODUCT DEVELOPMENT

        The software industry is characterized by frequent changes in technology and evolving user needs. The Company works closely with its current OEM customers to determine future user needs and to anticipate changes in technology. Modem functionality is determined by the capabilities of the modem chip and, accordingly, the

Company maintains close relationships with the major modem chip manufacturers and develops software in tandem with modem chip development. These highly interactive development approaches extend to modem manufacturers as well, where Smith Micro works with modem developers in an attempt to provide fully tested software when new modems are released. Engineering relationships with Rockwell, IBM, Cirrus Logic, Intel, Texas Instruments and others as well as with the Company's major OEM modem customers are central to the product development efforts of the Company. In addition, the Company participates in software product developer programs sponsored by Microsoft, Intel, IBM and Apple.

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

        As of December 31, 1997, the Company had a product development staff of 31 engineers and quality assurance and product testing specialists. The Company plans to add additional software engineers and product testing personnel in the future.

MANUFACTURING

        The Company's software is sold in three forms. The software is sold in the form of a kit which includes disks or a CD-ROM and a manual. In addition, the Company permits certain of its OEM customers to duplicate their own disks or CD-ROMs and the Company controls that process through the use of serialized labels sold to those customers. This method of sale does not require the Company to provide a disk or manual. Also, the Company grants licenses to certain OEM customers that enable those customers to pre-load a copy of the Company's software onto a personal computer's hard drive. With the corporate sales program, the Company offers site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

        The Company relies on third party suppliers who provide the components used in its kitted products. These components include disks, CD-ROMs and printed manuals. Disk shortages have occurred in the past and there can be no assurance that shortages will not recur. If the Company cannot obtain a sufficient quantity of disks, CD-ROMs or other components, or cannot obtain disks, CD-ROMs or other components at prices at least comparable to prices paid currently, the Company's business, results of operations and financial condition could be adversely affected.

        Modem manufacturers purchase chips from a relatively limited number of chip manufacturers. Production problems or product quality problems experienced by a chip manufacturer could reduce modem sales or slow the growth of modem sales.

        Where the Company is selling kitted diskette product, it duplicates most of the required disks at its Aliso Viejo, California facility. This facility is capable of producing 50,000 duplicated disks in a single eight hour shift. Operations are primarily conducted on a single shift basis, although the Company operates a second shift from time to time to accommodate customer delivery requirements. The Company has outside production alternatives in the event of a disruption of its Aliso Viejo operations. The Company uses outside vendors for the printing of labels, manuals and packaging.

        Where the Company is selling kitted CD-ROM product, it relies on third party suppliers to provide CD-ROM components and CD-ROM replication. The equipment to replicate CD-ROMs is very costly making it unlikely that the Company will add this capability internally. This leaves the Company dependent on CD-ROM replication facilities for both the timing and pricing of the software produced in CD-ROM format. This could impair the Company's ability to deliver products to customers and any price increases could reduce gross margins which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        The Company competes primarily with Symantec, Cheyenne, White Pine and VDONet in the OEM market, and with Symantec, Global Village and Quarterdeck in the retail market for communication software products. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

        Symantec and many of the Company's other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. The Company believes that the market for its software products has been and will continue to be characterized by significant price competition. A material reduction in the price of the Company's products could negatively affect the Company's profitability.

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

EMPLOYEES

        As of December 31, 1997, the Company had a total of 75 employees, of which 31 were engaged in engineering, 12 were in sales and marketing, 13 were in customer support, 12 were in finance and administration and 7 were in manufacturing. The Company utilizes temporary labor to assist during periods of increased manufacturing volume. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages, and considers its relations with its employees to be good.

RISK FACTORS

This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties and the Company's actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section, in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Annual Report on Form 10-K. All such factors should be considered in evaluating the Company and a decision to invest in the Company.

        Fluctuations in Quarterly Operating Results. Certain of the Company's significant customers and other modem manufacturers have announced in recent quarters that there was an increase of inventory in the channel and that the slower than expected rollout of V.90 standard 56K modems may reduce their rates of growth during subsequent quarters. The rate at which this inventory is moved out of the channel could have a significant impact on the Company's operating results in future quarters. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability to maintain or increase gross margins; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors and customers; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company's recent revenue growth or its profitability will continue on a quarterly or annual basis. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

        Reliance on 3Com Corporation. In June 1997, 3Com acquired U.S. Robotics, to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. There can be no assurance that 3Com's acquisition of U.S. Robotics will not result in a change in U.S. Robotics' purchasing habits, a decrease in new orders by U.S. Robotics, delays in orders previously made by U.S. Robotics, or the loss of U.S. Robotics as a customer entirely.

        Sales to 3Com entities (primarily to U.S. Robotics and its subsidiaries) represented 43.1%, 46.4% and 52.1% of the Company's net revenues in 1997, 1996 and 1995, respectively. The Company expects that the 3Com entities, including U.
S. Robotics and its subsidiaries, will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement having an initial one year term with a wholly-owned subsidiary of U.S. Robotics. The agreement superseded a previous agreement between the parties and automatically renews at the end of each one year term unless a party provides at least 60 days notice of its intent to terminate the agreement at the end of the then-current term. During 1997, the agreement automatically renewed according to its terms and certain other 3Com entities were added as parties pursuant to new addenda to the agreement. Under the terms of the agreement, the Company granted certain pricing incentives to the 3Com entities in consideration for which the Company became the provider of fax, data, voice and telephony communications software for such 3Com entities. In addition, under the terms of the agreement, certain of the 3Com entities agreed to place Smith Micro retail products and commercials for such products on certain of their compact disks. The agreement does not require any 3Com entity to purchase any minimum quantity of Smith Micro products and may be terminated by a party at any time thereto for any reason upon 90 days prior written notice. As a result, there can be no assurance that the 3Com entities will continue to purchase the Company's products.

        While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics, there can be no assurance that U.S. Robotics and the other 3Com entities to which the Company sells products will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to the 3Com entities will reach or exceed in any future period the historical levels of sales to U.S. Robotics. A substantial decrease or delay in sales to the 3Com entities would have a material adverse effect on the Company's business, results of operations and financial condition.

        Concentration of Customer Revenues. In addition to the 3Com entities, including U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. The Company's three largest customers, including the 3Com entities, represented approximately 56.9%, 70.8% and 66.8% of the Company's net revenues during 1997, 1996 and 1995, respectively. The Company expects that it will continue to be dependent upon relatively large orders from major OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

        Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. The sale of QuickLink related products represented approximately 81.3%, 69.4% and 84.0% of the Company's net revenues during 1997, 1996 and 1995, respectively. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

        In March 1997, modem manufacturers shipped the first 56K modems (modems which download information at speeds up to 56,000 bits per second) for retail sale. 56K modems were initially based on either one of two incompatible standards, the x2 standard adopted by 3Com or the K56flex standard adopted by Rockwell International and Lucent Technologies. This incompatibility, combined with the failure of the modem industry to adopt an industry-wide standard for such modems, caused some modem manufacturers to delay the launch of proprietary 56K modems and caused consumers to delay purchases of the new modems. The company believes that its business, results of operations and financial condition since the launch of the 56K modems have been directly and adversely affected by the incompatibly of the 56K modem standards and the resulting confusion created thereby in the marketplace. In February 1998, the ITU (international standards governing body) voted on a draft of a 56K modem standard, V.90, and plans to formally approve it during the next ITU meeting in September 1998. Both competing 56K modem groups have announced that they intend to support the V.90 standard by moving forward with all new modems and by providing downloadable flash memory upgrades for currently owned X2 and K56flex technology modems. The shipment of the V.90 compliant modems began in early 1998 and there can be no assurance that the Company will not continue to be adversely affected by the previous incompatibility issues or that other technological changes in the communications industry will not similarly affect the Company, its results of operations or financial condition.

        Competitive Threat from Microsoft and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 95 and Windows NT, the latest Microsoft operating systems, include capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink. If the communications capabilities of Windows 95, Windows NT or other operating systems are adopted by users, sales of the Company's products could decline. The Company is uncertain of the level of communication capabilities that will be included in Microsoft's pending release of Windows 98. The communication capabilities of Windows 98 may adversely affect the purchasing decisions of OEMs and end users with regards to the Company's communication software products. If so, sales of the Company's products could be adversely affected.

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

        The Company's retail products face significant competition. For example, HotFax MessageCenter and HotFax, the Company's principal retail products, compete directly with Symantec's WinFax Pro 8.0. Symantec is well established in the retail distribution channel. There can be no assurance that HotFax MessageCenter, HotFax, AudioVision, VideoLink Mail Pro, HotPage or any other of the Company's retail product lines will capture a significant share of the retail market for communication software. In addition, the Company's retail video conferencing product, AudioVision, competes in a new and rapidly changing software market. Some of the current competitors in the video conferencing retail software market are White Pine and VocalTech, and there can be no assurance that the Company will compete successfully with these and any future competitors in the retail video conferencing software market. In the OEM distribution channel, the Company has several competitors, among them Symantec, Cheyenne, White Pine and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

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

        Retail Product Strategy Unproven. The Company's revenues have historically been generated almost entirely on the strength of its OEM sales. The Company has developed retail products with expanded functionality from its OEM products and expects to introduce other products in the retail distribution channel as well. The Company's ability to maintain distributor and retailer relationships is largely a function of volumes. If the Company does not meet certain minimum volume requirements, it will not be able to maintain its relationships. The Company continues to work on strengthening product recognition and distribution and there can be no assurance that the Company's retail marketing plan will succeed. Further, while retail products provide higher unit revenues than OEM products, retail distribution entails significantly higher costs. These costs include advertising, trade shows, public relations and the expenses related to the development and maintenance of a sales force dedicated to the retail distribution effort. Accordingly, there can be no assurance that retail sales will provide the margins that the Company has been able to achieve on its OEM sales or that distributor and retailer minimum volume requirements will be met.

        In implementing its retail sales strategy, the Company relies on distributors, retailers, internet distributors and value added resellers (collectively, "resellers") for the marketing and distribution of HotFax MessageCenter, HotFax, AudioVision, VideoLink Mail Pro, HotPage and its other retail products. The Company's agreements with resellers are not exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers carry product lines that are competitive with those of the Company. There can be no assurance that these resellers will give a high priority to the marketing of the Company's products or that resellers will continue to carry the Company's products. These resellers typically are allowed to return products without charge or penalty. A component of the Company's revenue recognition policy is that the Company calculates an allowance for product returns based on its historical experience. If retail sales of the Company's products increase, the risk of product returns will increase. While the Company's revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of the Company's previous experience, causing the Company to revise its estimates and increase the allowances for such returns. Excessive or unanticipated returns could materially adversely affect the Company's business, results of operations and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will be successful in recruiting resellers to represent it. Any of these anticipated changes in the Company's distribution channels could materially adversely affect the Company's business, results of operations and financial condition.

        Corporate and Government Product and Marketing Strategy Unproven. The Company's revenues have historically been generated almost entirely on the strength of its OEM sales. Since the second quarter of 1997 the Company has been adding, and plans to continue to add, the infrastructure necessary to support a focus on the corporate and government markets. In January 1998, the Company acquired network fax software technology from Mitek Systems, Inc. as a part of its strategy to address this market. The corporate market includes vertical applications that are industry specific and require the investment of engineering resources. There can be no assurance that the additional infrastructure required in sales and marketing to the corporate and government markets, or the investment in engineering resources for applications specific to such markets, will yield significant sales growth for the Company or provide the margins the Company has achieved historically on its OEM sales.

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

        Pre-Load and Royalty Based Software Market. The Company primarily sells its software in a form that includes a disk and a manual. Some of the Company's customers "pre-load" the Company's software onto a CD, diskette or the hard drive of a personal computer and pay a royalty based on units produced or shipped. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company believes these facilities contribute profits to the Company. Currently, the Company has the capability to produce its products in-house on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. As the size of software programs grow, CD-ROM is becoming a more prominent medium. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

        Acceptance of Video Related Products. The Company's video communication software sales volume has achieved only modest growth and has not become a significant part of net revenues. Video communication software products compete in a new and rapidly changing market and there can be no assurance that such products will receive or gain market acceptance. Lack of market acceptance of such products, or delays in or non-completion of the development of new video communication software products, could have an adverse impact on the Company's business, results of operations and financial condition. In addition, video communication software products compete against those of several competitors, including White Pine, Connectix, Intel, Microsoft, VocalTech and VDONet, some of whom have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully against these and any future competitors in the video conferencing software market.

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

        Fluctuations in Gross Margins. The Company has experienced fluctuations in gross margins from quarter to quarter, primarily as a result of changes in the mix of retail and OEM sales. Other factors that can contribute to margin fluctuations are inventory obsolescence as a result of new retail product releases and return of retail product, price competition, expediting costs, and changes in OEM sales mix and the related variances in OEM product pricing. An erosion of the gross margins as a result of any of the aforementioned reasons or for any other reasons not contemplated by the Company at this time, could have a material adverse affect on the Company's operating results.

        Duplication of Software. The Company duplicates all of its diskette software at its Aliso Viejo, California facility. The Company believes that its internal duplication capability provides it with a competitive advantage since it eliminates the profit margin required by outside duplication sources and enables a high degree of scheduling control. This concentration of production does, however, expose the Company to the risk that production could be disrupted by natural disaster or other events, such as the presence of a virus in the Company's duplicators. The Company believes that it could retain outside duplication alternatives quickly, but there is no assurance that it could do so or, if such arrangements could be made, that duplication could take place in an economical or timely manner. When CD-ROMs are required, the Company uses outside third parties for CD-ROM replication. The equipment to replicate CD-ROMs is very costly making it unlikely that the Company will add this capability internally. Because the Company is dependent on CD-ROM replication facilities for both the timing and pricing of the software produced in CD-ROM format, any adverse changes in the timing of such replication could impair the Company's ability to deliver products to customers and any price increases could reduce gross margins which, in each case, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        International Sales. The Company presently operates in foreign markets and intends to expand its international presence. As a percentage of total net revenues, international net revenues increased to 24.3% during the twelve months ended December 31, 1997 from 14.4% for the twelve months ended December 31, 1996. Net revenues generated outside the United States remained constant at approximately $2.9 million for the twelve months ended December 31, 1997 and 1996. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

        Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law which may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QuickLink Gold, HotFax, HotPage, HotLine, HotDesk and CrossConnect but has not yet obtained registrations for all of its trademarks in the United States or other countries, such as for the mark QuickLink. Prior to becoming a publicly held entity, the Company did not require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. In addition, the Company has recently started the patent application process for a number of technologies that could provide additional protection for existing products and products under development. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information or will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

        From time to time, the Company has received and may receive in the future communications from third parties asserting that the Company's trade name or features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. Should there be a successful challenge to the Company's use of any of its trademarks, the Company could incur significant expenses in connection therewith and experience a loss of goodwill related thereto.

        The Company has received correspondence from third parties separately asserting that the Company's fax products may be violative of certain patents held by each of the parties. No litigation has been initiated by these parties and the Company is attempting to resolve all such assertions.

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

        Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the computer industry concerning the potential effects associated with such compliance.

        The Company currently offers software products that are designed to be Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions.

        The Company has received confirmation from vendors of certain purchased software used for internal operations that current releases or upgrades are designed to be Year 2000 compliant, if installed. The Company is in the process of determining whether to upgrade the current system or purchase a new system that is designed to be Year 2000 compliant. The Company anticipates that all internally used software will be designed to be Year 2000 compliant prior to operational requirements for Year 2000 data.

        The Company currently believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its software products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

        Concentration of Ownership. As of March 24, 1998, William Smith and Rhonda Smith beneficially owned, as community property, approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

        Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of March 24, 1998, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration in September 1997 of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales and marketing, customer support and research and development facility is located in approximately 33,000 square feet of space in Aliso Viejo, California. This facility is leased by the Company through March 31, 2003. The Company also leases a facility of approximately 3,600 square feet in Beaverton, Oregon pursuant to a lease which extends through February 28, 2000, a facility of approximately 1,500 square feet in Boulder, Colorado pursuant to a lease which extends through May 31, 1998, a facility of approximately 1,500 square feet in Calgary, Alberta pursuant to a lease that extends through July 31, 1999 and a facility of approximately 900 square feet in Plano, Texas, pursuant to a lease which extends through June 30, 1998. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

        The Company and its PCI Video Products, Inc. subsidiary ("PCI Video") have been named parties to a lawsuit, Virtual Ambiance, Inc. v. Video Conferencing Communications. Inc., et al., filed August 11, 1997 in the Superior Court of the State of California for the County of Orange, Case No. 782856. The complaint alleges causes of action against the Company and PCI Video for negligent misrepresentation, fraud, declaratory relief, breach of covenant of good faith and fair dealing, and civil conspiracy, involves a dispute over the licensing of video conferencing software, and seeks consequential and punitive damages against all defendants. The Company and PCI Video demurred to the complaint, and the court on March 24, 1998 dismissed the causes of action for declaratory relief and breach of the covenant of good faith and fair dealing, and ordered the plaintiff to amend its remaining causes of action to conform with state pleading requirements. Accordingly, the Company and PCI Video have not answered the complaint. The Company and PCI Video believe the claims against them lack any merit and have no factual basis. The Company and PCI Video are vigorously defending the case and intend to continue to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMSI." The high and low closing sale prices for the Company's Common Stock as reported by Nasdaq are set forth below for the periods indicated.


                                                       High           Low
                                                     ---------      --------
        YEAR ENDED DECEMBER 31, 1997:
        First Quarter                                $   5 1/2      $  2 7/8
        Second Quarter                                   4 1/2         2
        Third Quarter                                    3 1/2         1 7/8
        Fourth Quarter                                   3 7/8         1 5/8

        YEAR ENDED DECEMBER 31, 1996:
        First Quarter                                    9 3/4         5 1/2
        Second Quarter                                  16 7/8         8 3/8
        Third Quarter                                   12 1/4         5 1/8
        Fourth Quarter                                   6 1/4         4 3/4

        YEAR ENDED DECEMBER 31, 1995:
        Third Quarter (from September 19, 1995)         14 1/2         9 7/8
        Fourth Quarter                                  13 1/2         5 1/4




        On March 24, 1998, the closing sale price for the Company's Common Stock as reported by Nasdaq was $3.50.

HOLDERS

        As of March 24, 1998, there were 85 holders of record of the Company's Common Stock.

DIVIDENDS

        The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

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

        Pursuant to the Registration Statement, the Company sold 1,700,000 shares of its Common Stock for an aggregate offering price of $20,400,000, and certain selling stockholders sold 2,210,000 shares of the Common Stock of the Company for an aggregate offering price of $26,520,000.

        The Company incurred expenses of $2,262,000 of which $1,428,000 represented underwriting discounts and commissions and $834,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses were $18,138,000.

        As of December 31, 1997, of the net proceeds from the offering, $4,188,000 was used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as a part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996 and the remainder has been invested in U. S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus which is part of the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data with respect to the Company's consolidated statements of operations for the years ended and consolidated balance sheets as of December 31, 1997, 1996, 1995 and 1994 are derived from the audited Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                            YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                   1997        1996        1995         1994
                                                 --------    --------    --------     -------
                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                     $11,684      $22,091     $18,012     $10,372
Cost of revenues                                   3,853        6,795       5,887       3,128
                                                 -------      -------     -------     -------
Gross profit                                       7,831       15,296      12,125       7,244
Operating expenses:
   Selling and marketing                           3,525        2,939       1,995       1,559
   Research and development                        3,266        3,324       1,621       1,126
   General and administrative                      4,191        3,796       2,555       1,956
   Acquired in-process research
     and development                                            5,169
                                                 -------      -------     -------     -------
Total operating expenses                          10,982       15,228       6,171       4,641
                                                 -------      -------     -------     -------
Operating income (loss)                           (3,151)          68       5,954       2,603
Interest income                                      725          849         308          13
                                                 -------      -------     -------     -------
Income (loss) before income taxes                 (2,426)         917       6,262       2,616
Income tax expense (benefit) (1)                    (839)       2,436         810          49
                                                 -------      -------     -------     -------
Net income (loss)                                $(1,587)     $(1,519)    $ 5,452     $ 2,567
                                                 =======      =======     =======     =======
Net loss per share, basic and dilutive           $ (0.11)     $ (0.11)
                                                 =======      =======
Pro forma net income (1)                                                  $ 3,757
                                                                          =======
Pro forma net income per share, basic and
dilutive (1)                                                              $  0.30
                                                                          =======
Weighted average shares used in computation       14,075       13,992      12,627
                                                 =======      =======     =======



                                                              AS OF DECEMBER 31,
                                                 --------------------------------------------
                                                  1997         1996        1995         1994
                                                 -------      -------     -------      ------
Balance Sheet Data:
Total assets                                     $21,755      $24,107     $23,662      $3,240
Total liabilities                                  1,512        2,277       3,417         608
Retained earnings (accumulated deficit)           (1,021)         566       2,085       2,610
Total stockholders' equity                        20,243       21,830      20,245       2,632



(1) Prior to the effective date of the initial public offering, the Company was treated as an S corporation pursuant to the Internal Revenue Code. Subsequent to the effective date of the initial public offering, the Company's tax status reverted to that of a C corporation. The pro forma information presented on the statement of operations data reflect a provision for income taxes in 1995 as if the Company had been taxed as a C corporation for the entire year, assuming effective tax rates that would have been in effect at such time. The principal difference between the effective pro forma tax rate and the statutory federal tax rate relates to state taxes and research and development tax credits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Smith Micro, founded in 1982, develops and sells personal computer communication software. The Company's communication software products include fax, video conferencing, video email, telephony and data transmission products. The Company shipped its first data communication software product in 1985 and, since that time, the Company's revenues have been primarily the result of the market acceptance of its OEM fax and data communication software products. The Company began providing video communication products in 1996 to both OEM and retail customers. In January 1998, the Company purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market.

        The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 26.8%, 16.8% and 2.3% of the Company's net revenues for 1997, 1996 and 1995, respectively. Returns include stock rotation for new versions of retail product releases that were 14.6%, 6.8% and 0.0% of the Company's net revenues for 1997, 1996 and 1995, respectively.

        A small number of customers have historically accounted for a substantial portion of the Company's revenues. In June 1997, 3Com Corporation ("3Com") acquired U.S. Robotics Corporation ("U.S. Robotics"), to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 43.1%, 46.4% and 52.1% in 1997, 1996, and 1995, respectively. During 1997, 1996, and 1995, the Company's three largest OEM customers, including 3Com, accounted for 56.9%, 62.9% and 66.8%, respectively, of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

        In April 1996, the Company entered into an OEM agreement having an initial one year term with a wholly-owned subsidiary of U.S. Robotics (now a subsidiary of 3Com). The agreement superseded a previous agreement between the parties and automatically renews at the end of each one year term unless a party provides at least 60 days notice of its intent to terminate the agreement at the end of the then-current term. During 1997, the agreement automatically renewed according to its terms and certain other 3Com entities (hereinafter 3Com, its affiliates and their subsidiaries will be referred to as "3Com" entities) were added as parties pursuant to new addenda to the agreement. Under the terms of the agreement, the Company granted certain pricing incentives to the 3Com entities in consideration for which the Company became the provider of fax, data, voice and telephony communications software for such 3Com entities. In addition, under the terms of the agreement, certain of the 3Com entities agreed to place Smith Micro retail products and commercials for such products on certain of their compact disks. The agreement does not require any 3Com entity to purchase any minimum quantity of Smith Micro products and may be terminated by a party thereto at any time for any reason upon 90 days prior written notice. While the Company believes that it has been the principal supplier of OEM communication software products to U.S. Robotics, there can be no assurance that the 3Com entities, including U.S. Robotics, will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to the U.S. Robotics and the other 3Com entities to which the Company sells products in any future period will reach or exceed the historical levels of sales to U.S. Robotics. A substantial decrease or delay in sales to the 3Com entities would have a material adverse effect on the Company's business, results of operations and financial condition.

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

        Inventory in the retail channel exposes the Company to product returns. This exposure is considered when the allowance is made for product returns. Substantial returns of product from the retail channel could have a material adverse affect on the Company's business, results of operations and financial condition.

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

                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                  1997        1996         1995         1994
                                                ---------   ---------    ---------    ---------
Net revenues                                      100.0%      100.0%       100.0%       100.0%
Cost of revenues                                   33.0%       30.8%        32.7%        30.2%
                                                ---------   ---------    ---------    ---------
Gross profit                                       67.0%       69.2%        67.3%        69.8%
Operating expenses:
   Selling and marketing                           30.2%       13.3%        11.1%        15.0%
   Research and development                        27.9%       15.0%         9.0%        10.8%
   General and administrative                      35.9%       17.2%        14.2%        18.9%
   Acquired in-process research
     and development                                           23.4%
                                                ---------   ---------    ---------    ---------
Total operating expenses                           94.0%       68.9%        34.3%        44.7%
                                                ---------   ---------    ---------    ---------
Operating income (loss)                           -27.0%        0.3%        33.0%        25.1%
Interest income                                     6.2%        3.8%         1.7%         0.1%
                                                ---------   ---------    ---------    ---------
Income (loss) before income taxes                 -20.8%        4.1%        34.7%        25.2%
Income tax expense (benefit)                       -7.2%       11.0%         4.5%         0.5%
                                                ---------   ---------    ---------    --------
Net income (loss)                                 -13.6%       -6.9%        30.2%        24.7%
                                                =========   =========    =========    =========



1997 COMPARED TO 1996

        Net Revenues

        Net revenues decreased 47.1% to $11.7 million for 1997 from $22.1 million for 1996. This decrease consisted of a 40.7% and 82.2% decrease in OEM and retail sales, respectively, in 1997 compared with 1996. The OEM decrease was the result of a combination of decreased unit volume that the Company believes was primarily driven by the lack of a 56K modem standard during 1997 and an increased percentage of net revenues resulting from royalty agreements. These reasons for the decrease were reflected in the decrease in revenue from 3Com and Motorola of 50.5% and 77.0%, respectively. The decrease in retail sales was primarily driven by slower than anticipated sales of the video communication software product lines that the Company believes continues to be impacted by the consumer's lack of acceptance of current video technology and pricing.

        Gross Profit

        Gross profit represents net revenues, less cost of sales, which includes cost of materials, costs related to the operations of the Company's duplication facilities, freight charges and royalties to licensors. Gross profit decreased 48.8% to $7.8 million in 1997 from $15.3 million in 1996 and gross profit as a percentage of net revenues decreased to 67.0% in 1997 compared to 69.2% in 1996. An increased percentage of revenue from royalty agreements, cost control measures and increased manufacturing efficiencies helped the Company achieve only a slight decrease in gross profit percentage despite the 47.1% decrease in sales. Gross profits as a percentage of net revenues decreased primarily due to the decrease in net revenue, an increase in inventory write-offs resulting from releases of new version retail product releases during 1997 and an increase in royalty expenses primarily related to video products shipped.

        Operating Expenses

        Selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses increased 19.9% to $3.5 million in 1997 from $2.9 million in 1996. As a percent of net revenues, sales and marketing increased to 30.2% in 1997 from 13.3% in 1996. Sales and marketing expenditures increased primarily due to promotional campaigns in the retail channel during the first half of the year combined with an increase in personnel.

        Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's software development efforts. Research and development expenses remained constant at $3.3 million in 1997 compared to 1996. As a percentage of net revenues, research and development expenditures increased to 27.9% in 1997 from 15.0% in 1996. An increase in the amortization of purchased technologies related to video communication software was offset by a decrease in all other research and development expense categories. To date, the Company has not capitalized any software development expenses, since the Company's development efforts have been completed concurrently with the establishment of technological feasibility. However, significant new products developed in the future may require the capitalization of certain software development expenses.

        General and administrative expenses include expenses related to the general operations of the Company. General and administrative expenses increased 10.4% to $4.2 million in 1997 from $3.8 million in 1996. As a percentage of net revenues, general and administrative expenditures increased to 35.9% in 1997 from 17.2% in 1996. The Company's cost control efforts reduced general and administrative expenses in most categories, particularly salaries and benefits, however, this reduction was offset by an increase in bad debt reserves. Bad debt reserves were increased due to slower payment patterns from customers that were largely influenced by slower than anticipated sales of retail video communication software products.

        Income Taxes

        During 1997, the Company's income tax benefit was 34.6% of the loss before income taxes. Income tax benefit was $839,000 in 1997 and the income tax expense was $2.4 million in 1996. The effective tax rate during 1996 differed from the statutory federal rate of 35.0% principally because of nondeductible acquired in-process research and development costs of $1.8 million and state taxes.

1996 COMPARED TO 1995

        Net Revenues

        Net revenues increased 22.6% to $22.1 million for 1996 from $18.0 million for 1995. This increase was due to increased retail and OEM sales. Net revenues from retail sales increased approximately 212% to $3.4 million in 1996 from $1.1 million in 1995. As a consequence, retail sales grew as a percentage of net revenues to 15.8% for 1996 from 5.8% for 1995. In addition, net revenues from sales to U.S. Robotics increased approximately 9% to $10.2 million in 1996 from $9.4 million in 1995. However, as a percentage of net revenues, sales to U.S. Robotics decreased to 46.4% during 1996 from 52.1% during 1995. Sales to Motorola increased 220% to $2.8 million in 1996 from $.9 million in 1995.

        Gross Profit

        Gross profit represents net revenues, less cost of sales, which includes cost of materials, costs related to the operations of the Company's duplication facilities, freight charges and royalties to licensors. Gross profit increased 26.2% to $15.3 million in 1996 from $12.1 million in 1995 and increased as a percentage of net revenues to 69.2% from 67.3% over the same periods. The increase in gross margins as a percentage of net revenues for 1996 was primarily due to the fact that retail sales as a percent of net revenues increased and, in addition, during 1996 the Company made arrangements with several of it's large OEM customers to charge for products on a royalty schedule instead of producing kitted products for them.

        Operating Expenses

        Selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Sales and marketing expenses increased 47.3% to $2.9 million in 1996 from $2.0 million in 1995. As a percent of net revenues, sales and marketing increased to 13.3% in 1996 from 11.1% in 1995. Sales and marketing expenditures increased due to additional personnel, increased presence in trade shows, increased channel marketing programs, and increased print advertising campaigns. Additional channel marketing programs have been necessary as the company expands in the retail channel.

        Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's software development efforts. Research and development expenses increased 105% to $3.3 million in 1996 from $1.6 million for 1995. As a percentage of net revenues, research and development expenditures also increased to 15.0% in 1996 from 9.0% in 1995. This increase is attributed primarily to the additional personnel related to the acquisition of Performance Computing Incorporated in the first quarter of 1996.

        General and administrative expenses include expenses related to the general operations of the Company. General and administrative expenses increased 48.6% to $3.8 million in 1996 from $2.6 million in 1995. As a percentage of net revenues, general and administrative expenditures increased to 17.2% in 1996 from 14.2% in 1995. The increase in expenditures is due to the additional personnel in technical support, accounting and administrative functions who were added throughout the year.

        Income Taxes

        Prior to the Company's initial public offering in September 1995, the Company had been treated as an S corporation for federal and certain state income tax purposes. Income tax expense was $2.4 million and $810,000 for 1996 and 1995, respectively. Concurrent with the closing of the public offering, the Company recorded a deferred tax asset of $122,800 to reflect the deferred taxes of the Company as a C corporation. The pro forma net income for 1995 reflects a provision for income taxes assuming effective tax rates in effect for each period presented. This effective tax rate differs from the statutory federal rate of 34.0% principally because of state taxes and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $102,000 and $4.5 million for 1997 and 1995, respectively. Net cash used in operations in 1996 was $288,000. The increase in cash provided by operations in 1997 was primarily due to a decrease in accounts receivable that was offset by a net loss for the year. The decrease in cash provided from operations in 1996 was primarily the result of increased accounts receivable and income taxes receivable, and increased operating costs, primarily in research and development expenditures. Net cash provided by operating activities for 1995 consisted primarily of net income and an increase in accrued liabilities, offset by an increase in accounts receivable.

        Cash used in investing activities was $222,000, $2.5 million and $384,000 for 1997, 1996 and 1995, respectively. Cash used in investing activities during 1997 and 1995 consisted primarily of the acquisition of property and equipment including the purchase of computers and production equipment with a similar amount spent in 1996. During 1996, however, the primary use of cash for investing activities related to the purchase of Performance Computing Incorporated in the first quarter of 1996.

        During 1997, the Company did not use or generate cash from financing activities. Net cash used in financing activities during 1996 was $1.8 million was primarily for the repayment of notes to founders. For 1995, net cash provided by financing activities was $14.3 million. This was related to the Company's initial public offering and was partially offset by distributions to the S corporation stockholders.

        At December 31, 1997, the Company had $14.4 million in cash and cash equivalents and $19.3 million of working capital. The Company had $3.8 million in accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company currently anticipates that capital expenditures will not vary significantly from recent years. During early 1998, the Company used $420,000 in cash to acquire certain fax software providing fax over LANs, the Internet and intranets and related assets from Mitek Systems, Inc. The Company has no other significant capital commitments.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the computer industry concerning the potential effects associated with such compliance.

        The Company currently offers software products that are designed to be Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions.

        The Company has received confirmation from vendors of certain purchased software used for internal operations that current releases or upgrades are designed to be Year 2000 compliant, if installed. The Company is in the process of determining whether to upgrade the current system or purchase a new system that is designed to be Year 2000 compliant. The Company anticipates that all internally used software will be designed to be Year 2000 compliant prior to operational requirements for Year 2000 data.

        The Company currently believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its software products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the three years prior to the date of the most recent financial statements and the subsequent interim period, the Company has not had a change in its independent auditors nor have there been any disagreements between the Company and its independent auditors.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The sections titled "Executive Officers of the Company," "Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference


ITEM 11. EXECUTIVE COMPENSATION

        The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS

        The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:


                                                                                                PAGE
 Independent Auditors' Report....................................................................F-1
 Consolidated Balance Sheets as of December 31, 1997 and 1996....................................F-2
 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997...........................................................F-3
 Consolidated Statements of Stockholders Equity for each of the three years in the period ended December 31, 1997..................................................F-4
 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997...............................................................F-5
 Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 1997........................................................F-7

           (2)    FINANCIAL STATEMENT SCHEDULE

        The Company's financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.


                                                                                                PAGE
 Independent Auditors' Report....................................................................S-1
 Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1997............................................................S-2

           (3)    EXHIBITS


Exhibit
No.         Title                                  Method of Filing
--------    -----------------------------------    -------------------------------------------
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

3.2         Amended and Restated Bylaws of the     Incorporated by reference to Exhibit 3.2
            Company.                               to the Registrant's Registration Statement
                                                   No. 33-95096

4.1         Specimen certificate representing      Incorporated by reference to Exhibit 4.1
            shares of Common Stock of the          to the Registrant's Registration Statement
            Company.                               No. 33-95096

10.1        Form of Indemnification Agreement.     Incorporated by reference to Exhibit 10.1
                                                   to the Registrant's Registration Statement
                                                   No. 33-95096

10.2        1995 Stock Option/Stock Issuance       Incorporated by reference to Exhibit 10.2
            Plan.                                  to the Registrant's Registration Statement
                                                   No. 33-95096


10.3        Form of Notice of Grant of Stock       Incorporated by reference to Exhibit 10.3
            Option under 1995 Stock Option/Stock   to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096

10.4        Form of 1995 Stock Option Agreement    Incorporated by reference to Exhibit 10.4
            under 1995 Stock Option /Stock         to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096

10.5        Form of 1995 Stock Purchase            Incorporated by reference to Exhibit 10.5
            Agreement under 1995 Stock             to the Registrant's Registration Statement
            Option/Stock Issuance Plan.            No. 33-95096

10.6        Distribution License Agreement dated   Incorporated by reference to Exhibit 10.6
            September 30, 1991, by and between     to the Registrant's Registration Statement
            the Company and Crandell Development   No. 33-95096
            Corporation.

10.7        Application Program Interface Retail   Incorporated by reference to Exhibit 10.7
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096
            International Corporation.

10.8        Application Program Interface          Incorporated by reference to Exhibit 10.8
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096
            International Corporation.

10.9        Rockwell High Speed Interface          Incorporated by reference to Exhibit 10.9
            License Agreement dated June 2,        to the Registrant's Registration Statement
            1994, by and between the Company and   No. 33-95096
            Rockwell International Corporation.

10.10       Letter Agreement dated February 22,    Incorporated by reference to Exhibit 10.10
            1994, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
            1993, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

10.12       Software Distribution Agreement        Incorporated by reference to Exhibit 10.12
            dated May 8, 1995, by and between      to the Registrant's Registration Statement
            the Company and International          No. 33-95096
            Business Machines Corporation.

10.13       Office Building Lease, dated June      Incorporated by reference to Exhibit 10.13
            10, 1992, by and between the Company   to the Registrant's Registration Statement
            and Developers Venture Capital         No. 33-95096
            Corporation.

10.14       Amendment No. 1 To Office Building     Incorporated by reference to Exhibit 10.14
            Lease, dated July 9, 1993, by and      to the Registrant's Registration Statement
            between the Company and Pioneer Bank.  No. 33-95096

10.15       Amendment No. 2 To Office Building     Incorporated by reference to Exhibit 10.15
            Lease, dated August 15, 1994, by and   to the Registrant's Registration Statement
            between the Company and T&C            No. 33-95096
            Development.



10.16       Fourth Addendum to Office Building     Incorporated by reference to Exhibit 10.16
            Lease, dated April 21, 1995, by and    to the Registrant's Registration Statement
            between the Company and T&C            No. 33-95096
            Development.

10.17       Form of Promissory Note related to S   Incorporated by reference to Exhibit 10.17
            Corporation Distribution.              to the Registrant's Registration Statement
                                                   No. 33-95096

10.18       Smith Micro Software, Inc. Amended     Incorporated by reference to Exhibit 10.21
            and Restated Software Licensing and    to the Registrant's Quarterly Report on
            Distribution Agreement, dated April    Form 10-Q for the quarter ended September
            18, 1996, by and between the Company   30, 1996
            and U.S. Robotics Access Corp.

10.19       Office Building Lease, dated March     Incorporated by reference to Exhibit 10.19
            1, 1994, by and between Performance    to the Registrant's Annual Report on Form
            Computing Incorporated and Petula      10-K for the fiscal year ended December
            Associates, Ltd./KC Woodside.          3l, 1995

10.20       Agreement and Plan of Merger by and    Incorporated by reference to Exhibit 2 to
            between Smith Micro Software, Inc.,    the Registrant's Current Report on Form
            Performance Computing Incorporated     8-K filed with the Commission on March 28,
            and PCI Video Products, Inc. dated     1996
            as of March 14, 1996.

10.21       Amendment No. 1, dated as of March     Incorporated by reference to Exhibit 10.21
            10, 1997, to Agreement and Plan of     to the Registrant's Annual Report on Form
            Merger by and between Smith Micro      10-K for the fiscal year ended December
            Software, Inc., Performance            31, 1996
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Filed Herewith
            Lease, dated February 19, 1998, by
            and between the Company and World
            Outreach Center.

23.1        Independent Auditors' Consent.         Filed Herewith

27          Financial Data Schedule.               Filed Herewith


        (b) EXHIBITS ON FORM 8-K

        No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SMITH MICRO SOFTWARE, INC.



Date:  March 27, 1998                      By: /s/ William W. Smith, Jr.
                                               --------------------------------
                                               William W. Smith, Jr.
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                          TITLE                                  DATE
       ---------                          -----                                  ----
/s/ William W. Smith, Jr.        Chairman of the Board,                     March 27, 1998
-----------------------------    President and Chief Executive Officer
    William W. Smith, Jr.        (principal executive officer)

/s/ Rhonda L. Smith              Executive Vice President, Chief            March 27, 1998
-----------------------------    Operating Officer, Secretary,
    Rhonda L. Smith              Treasurer and Director

/s/ Robert W. Scheussler         Senior Vice President, Chief               March 27, 1998
-----------------------------    Technical Officer, and Director
    Robert W. Scheussler

/s/ Mark W. Nelson               Vice President of Finance and Chief        March 27, 1998
-----------------------------    Financial Officer (principal
    Mark W. Nelson               financial and accounting officer)

/s/ Thomas G. Campbell           Director                                   March 27, 1998
-----------------------------
    Thomas G. Campbell

/s/ F. Terry Eger                Director                                   March 27, 1998
-----------------------------
    F. Terry Eger


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Smith Micro Software, Inc.:


We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 1998

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                1997        1996
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                     $14,367     $14,487
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,413 (1997) and $1,822 (1996)                      3,808       6,017
Income taxes receivable                                                         1,127         520
Deferred tax asset (Note 5)                                                       467         850
Inventories                                                                       553         561
Prepaid expenses and other current assets                                         503         415
                                                                              -------     -------
    Total current assets                                                       20,825      22,850

EQUIPMENT AND IMPROVEMENTS, net (Note 3)                                          444         548
DEFERRED TAX ASSET (Note 5)                                                       139
INTANGIBLE ASSETS, net (Note 10)                                                  347         709
                                                                              -------     -------
                                                                              $21,755     $24,107
                                                                              =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                              $   877     $   892
Accrued liabilities (Note 4)                                                      635       1,223
                                                                              -------     -------
    Total current liabilities                                                   1,512       2,115

DEFERRED TAX LIABILITY (Note 5)                                                               162

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 9):
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 14,075,000 shares issued and outstanding
  (1997 and 1996)                                                                  14          14
Additional paid-in capital                                                     21,250      21,250
Retained earnings (accumulated deficit)                                        (1,021)        566
                                                                              -------     -------
    Total stockholders' equity                                                 20,243      21,830
                                                                              -------     -------
                                                                              $21,755     $24,107
                                                                              =======     =======



See notes to consolidated
financial statements.
                                      F-2

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                  1997        1996         1995
NET REVENUES (Note 7)                                           $11,684     $22,091      $18,012

COST OF REVENUES                                                  3,853       6,795        5,887
                                                                -------     -------      -------

GROSS PROFIT                                                      7,831      15,296       12,125

OPERATING EXPENSES:
Selling and marketing                                             3,525       2,939        1,995
Research and development                                          3,266       3,324        1,621
General and administrative                                        4,191       3,796        2,555
Acquired in-process research and development (Note 10)                        5,169
                                                                -------     -------      -------

  Total operating expenses                                       10,982      15,228        6,171
                                                                -------     -------      -------

OPERATING INCOME (LOSS)                                          (3,151)         68        5,954

INTEREST INCOME                                                     725         849          308
                                                                -------     -------      -------

INCOME (LOSS) BEFORE INCOME TAXES                                (2,426)        917        6,262

INCOME TAX EXPENSE (BENEFIT) (Note 5)                              (839)      2,436          810
                                                                -------     -------      -------

NET INCOME (LOSS)                                               $(1,587)    $(1,519)     $ 5,452
                                                                =======     =======      =======
NET LOSS PER SHARE, basic and dilutive                          $ (0.11)    $ (0.11)
                                                                =======     =======

PRO FORMA INFORMATION (unaudited) (Note 2):
Historical income before income tax expense                                              $ 6,262
Pro forma income tax expense                                                               2,505
                                                                                         -------
PRO FORMA NET INCOME                                                                     $ 3,757
                                                                                         =======

PRO FORMA NET INCOME PER SHARE, basic and dilutive                                       $  0.30
                                                                                         =======




See notes to consolidated
financial statements.
                                      F-3

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                             RETAINED
                                          COMMON STOCK        ADDITIONAL     EARNINGS
                                       --------------------    PAID-IN     (ACCUMULATED
                                        SHARES      AMOUNT     CAPITAL        DEFICIT)      TOTAL
BALANCE, January 1, 1995                12,000       $12       $    10        $ 2,610     $ 2,632

Distributions to stockholders                                                  (5,977)     (5,977)

Issuance of common stock                 1,700         2        18,136                     18,138

Net income                                                                      5,452       5,452
                                        ------       ---       -------        -------     -------

BALANCE, December 31, 1995              13,700        14        18,146          2,085      20,245

Issuance of common stock
  in acquisition                           350                   2,944                      2,944

Exercise of common stock options            25                     160                        160

Net loss                                                                       (1,519)     (1,519)
                                        ------       ---       -------        -------     -------
BALANCE, December 31, 1996              14,075        14        21,250            566      21,830

Net loss                                                                       (1,587)     (1,587)
                                        ------       ---       -------        -------     -------

BALANCE, December 31, 1997              14,075       $14       $21,250        $(1,021)    $20,243
                                        ======       ===       =======        =======     =======


See notes to consolidated
financial statements.
                                      F-4

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------
(IN THOUSANDS)



                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                  $(1,587)    $(1,519)    $5,452
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                        688         452        218
  Write-off of in-process research and development                               5,169
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                            (409)      1,304        122
  Deferred income taxes                                                 82        (648)       (40)
  Change in operating accounts, net of amounts acquired:
    Accounts receivable                                              2,618      (3,723)    (1,755)
    Income taxes receivable                                           (607)       (599)        79
    Inventories                                                          8        (118)      (225)
    Prepaid expenses and other current assets                          (88)       (197)      (172)
    Accounts payable and accrued liabilities                          (603)       (409)       795
                                                                   -------      ------    -------

      Net cash provided by (used in) operating activities              102        (288)     4,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (222)       (259)      (384)
Acquisition of Performance Computing, Inc.                                      (2,211)
                                                                   -------      ------    -------
      Net cash used in investing activities                           (222)     (2,470)      (384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             160     18,138
Distributions to stockholders                                                              (3,840)
Repayment of notes payable to founders                                          (1,935)
                                                                   -------      ------    -------
      Net cash (used in) provided by financing activities                       (1,775)    14,298
                                                                   -------      ------    -------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                         (120)     (4,533)    18,388

CASH AND CASH EQUIVALENTS, beginning of year                        14,487      19,020        632
                                                                   -------     -------    -------

CASH AND CASH EQUIVALENTS, end of year                             $14,367     $14,487    $19,020
                                                                   =======     =======    =======



See notes to consolidated
financial statements.
                                      F-5

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1997        1996        1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid during the year for income taxes                      $206       $1,142       $771
                                                                  ====       ======       ====





During 1996, the Company acquired a business in a transaction summarized as follows:

Acquired in-process research and development                      $5,169
Fair value of assets acquired                                      1,107
Value of common stock issued in transaction                       (2,944)
Liabilities assumed or created                                    (1,121)
                                                                  ------
Cash paid, net of cash acquired                                   $2,211
                                                                  ======

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


See notes to consolidated
financial statements.
                                      F-6

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Smith Micro Software, Inc. and subsidiary (the Company) develops, manufactures and distributes personal computer software to enable data, fax, voice and video teleconferencing communications using modems and IP devices. A substantial majority of the Company's sales are directly to modem and personal computer manufacturers under OEM agreements. The Company also sells its products through independent distributors and retail channels. The Company completed an initial public offering of its common stock on September 18, 1995.

      Basis of Presentation - The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiary, PCI Video Products, Inc.
      (PCI), (previously Performance Computing, Inc.) acquired in March 1996 (Note 10). All significant intercompany amounts have been eliminated in consolidation.

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

      Intangible Assets - Intangible assets relate primarily to goodwill, existing technology and noncompete agreements, which are amortized over periods ranging from three to five years. The Company assesses the recoverability of intangible assets at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows.

      Revenue Recognition - The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software as the individual duplication rights are granted. The Company generally allows

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

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

      Prior to the effective date of its initial public offering, the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable state tax laws. As a result of the termination of S corporation status in conjunction with the initial public offering, the Company became subject to federal and state income taxes at statutory C corporation rates, changed from a cash to accrual tax reporting basis and recorded a deferred tax asset of $123,000 to reflect the deferred tax items accruing to the Company as of the termination date (Note 5).

      Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 1997, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

      Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1997. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

      Net Income (Loss) Per Share - The Company has adopted SFAS No. 128, Earnings per Share (EPS), which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented. The number of shares used in computing EPS is as follows:


                                            1997          1996          1995
      Weighted average number of shares
        outstanding                      14,075,000    13,992,000    12,484,000
      Common stock equivalents                                          143,000
                                         ----------    ----------    ----------
                                         14,075,000    13,992,000    12,627,000
                                         ===========   ==========    ==========


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

      Reclassification - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

      New Accounting Pronouncements - In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for calendar 1998.

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The provisions of SOP 97-2 that impact the Company are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1998 and has not yet determined its impact.


2.    UNAUDITED PRO FORMA INFORMATION

      Prior to the effective date of the initial public offering, the Company was treated as an S corporation pursuant to the Internal Revenue Code. Subsequent to the effective date of the initial public offering, the Company's tax status reverted back to that of a C corporation.

      The pro forma information presented on the statements of operations reflect a provision for income taxes as if the Company had been taxed as a C corporation for the entire year, assuming effective tax rates that would have been in effect at such time. The principal difference between the effective pro forma tax rate and the statutory federal tax rate relates to state taxes and research and development tax credits.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

3.    EQUIPMENT AND IMPROVEMENTS

      Equipment and improvements consist of the following (in thousands):


                                                                             DECEMBER 31,
                                                                          -------------------
                                                                            1997         1996
          Machinery and equipment                                         $  880       $1,057
          Leasehold improvements                                             137          130
          Office furniture and fixtures                                      239          232
                                                                          ------       ------
                                                                           1,256        1,419

          Less accumulated depreciation and amortization                    (812)        (871)
                                                                          ------       ------
                                                                          $  444       $  548
                                                                          ======       ======


4.    ACCRUED LIABILITIES

      Accrued liabilities consists of the following (in thousands):


                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1997        1996
          Salaries and benefits                                             $463       $  371
          Cooperative advertising rebate                                     131
          PCI acquisition costs (Note 11)                                                 800
          Other                                                               41           52
                                                                            ----       ------
                                                                            $635       $1,223
                                                                            ====       ======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

5.    INCOME TAXES

      A summary of income tax expense (benefit) is as follows (in thousands):



                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                       1997       1996      1995
        Current:
          Federal                                                     $(920)     $2,471      $660
          State                                                          (1)        613       190
                                                                      -----      ------      ----
                                                                       (921)      3,084       850

        Deferred:
          Federal                                                       202        (552)      (30)
          State                                                        (120)        (96)      (10)
                                                                      -----      ------      ----
                                                                         82        (648)      (40)
                                                                      -----      ------      ----
                                                                      $(839)     $2,436      $810
                                                                      =====      ======      ====

      A reconciliation of the effective tax rate from the federal statutory tax rate is as follows:


                                                                               DECEMBER 31,
                                                                         --------------------------
                                                                          1997     1996     1995
        Federal statutory rate                                             (35)%     35%      35%
        State tax, net of federal benefit                                   (3)      37        2
        Nondeductible expense related to acquired intangibles                4      197
        Re-establishment of deferred taxes due to change
          in tax status                                                                       (2)
        Reduction on tax rate due to S corporation status                                    (23)
        Other                                                               (1)      (3)       1
                                                                          ----     ----      ---
                                                                           (35)%    266%      13%
                                                                          ====     ====      ===

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      The major components of the Company's net deferred tax asset consist of the following (in thousands):


                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
          Various reserves                                   $ 632     $ 801
          Nondeductible accruals                                97        55
          Accrual to cash adjustment                          (163)     (281)
          State taxes                                          (65)      174
          Prepaid expenses                                     (76)      (61)
          Credit carryforwards                                  81
          Net operating loss carryforwards                      94
          Other                                                  6
                                                             -----     -----
                                                             $ 606     $ 688
                                                             =====     =====



6.    COMMITMENTS AND CONTINGENCIES

      Leases - The Company has noncancelable operating leases for its building facilities. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):


          Year ending December 31:
            1998                                           $  612
            1999                                              618
            2000                                              562
            2001                                              566
            2002                                              583
            Thereafter                                        147
                                                           ------
                                                           $3,088
                                                           ======


      Total rent expense was $539,000, $492,000 and $302,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial condition or results of operations as of December 31, 1997.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

7.    MAJOR CUSTOMERS AND EXPORT SALES

      Sales to individual customers or customers under common control which amounted to more than 10% of the Company's net revenues in the year indicated were as follows:



                                                          DECEMBER 31,
                                                 ------------------------------
                                                 1997        1996          1995
          Customer:
            1 - (OEM)                            43.1%       46.4%         52.1%
            2 - (OEM)                                        12.6
            3 - (Retail)                                     11.8
                                                 ----        ----          ----
                                                 43.1%       70.8%         52.1%
                                                 ====        ====          ====


      The Company has historically derived a significant portion of its revenues from a relatively small number of customers. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

      The Company also has international sales representing 24.3%, 14.4% and 16.6% of its net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. All export sales have been denominated in U.S. dollars.


8.    PROFIT SHARING

      During 1996 and 1995, the Company sponsored a profit sharing plan (the Profit Sharing Plan) for the benefit of all employees meeting certain age and service requirements. The Company made discretionary annual contributions to the Profit Sharing Plan amounting to approximately $68,000 and $100,000 for the years ended December 31, 1996, and 1995, respectively. During 1996, the Company converted the Profit Sharing Plan to a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $49,000 for the year ended December 31, 1997.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

9.    STOCK-BASED COMPENSATION

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

      During 1997, the Company canceled 381,000 options held by certain employees and simultaneously issued 381,000 options to the same employees with a vesting period of two or three years depending upon the grant date of the options canceled.

      Stock option activity under the Plan is as follows:



                                                                                              WEIGHTED
                                                                               NUMBER         AVERAGE
                                                                              OF SHARES       EXERCISE
                                                                                              PRICE
               OUTSTANDING, January 1, 1995                                          --        $  --
                 Granted (weighted average fair value of $2.55)                 508,000         8.06
                 Canceled                                                       (57,000)        7.85
                                                                               --------

               OUTSTANDING, December 31, 1995 (0 exercisable)                   451,000         8.08
                 Granted (weighted average fair value of $4.28 )                335,000         7.70
                 Exercised                                                      (25,000)        6.40
                 Canceled                                                      (134,000)        8.64
                                                                               --------

               OUTSTANDING, December 31, 1996 (138,000 exercisable)             627,000         7.85
                 Granted (weighted average fair value of $2.12)                 746,000         2.89
                 Canceled                                                      (565,000)        7.21
                                                                               --------

               OUTSTANDING, December 31, 1997                                   808,000        $3.72
                                                                               ========

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      Additional information regarding options outstanding as of December 31, 1997 is as follows:


                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                              ----------------------------------- -----------------------
                                      WEIGHTED
                                      AVERAGE       WEIGHTED                 WEIGHTED
   RANGE OF                           REMAINING     AVERAGE                  AVERAGE
   EXERCISE        NUMBER            CONTRACTUAL    EXERCISE      NUMBER     EXERCISE
    PRICES       OUTSTANDING         LIFE (YEARS)    PRICE      EXERCISABLE   PRICE
$2.88 -  $3.13   683,000                 9.6          $ 2.89       75,000      $2.88
$5.50 -  $7.25    62,000                 8.0          $ 6.07       54,000      $6.99
$9.07 - $14.00    63,000                 7.8          $10.38       35,000     $11.28
                 -------                                          -------
                 808,000                 9.3          $ 3.72      164,000      $6.01
                 =======                                          =======

      At December 31, 1997, 167,000 shares were available for future grants under the Stock Option Plan.

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

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility, 86% for grants issued in 1997, 50% for grants issued in 1996 and 0% prior to the Company's initial public offering in September 1995; risk-free interest rates, 5.9%, 6.0% and 6.2% in 1997, 1996 and 1995, respectively; and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $(1,818,000), or $(.13) per share, in 1997, $(1,846,000), or $(.13) per share, in 1996 and $3,652,000, or $.29 per share, in 1995.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

10.   ACQUISITION

      On March 14, 1996, the Company completed its acquisition of PCI, an audio/video software solutions provider. In connection with the acquisition, all of the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's common stock, valued at $2,944,000, and $2,100,000 in cash with an additional $800,000 payable to the seller group contingent on the achievement of certain milestones. Such amount was accrued as part of the purchase price; all of the milestones were subsequently met and the entire amount was paid during 1997. The Company also incurred direct costs of approximately $111,000 related to the acquisition.

      The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price to $1,107,000 of identified assets, $321,000 of liabilities and $5,169,000 of in-process research and development. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed.

      In order to secure certain indemnification obligations of the sellers in the transaction, 60,000 of the shares of common stock issued are being held in an escrow account. The shares in escrow are being kept as security for future claims through March 14, 1998, or until such time as certain matters are fully resolved.

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

      Pro forma net revenues                           $20,079,000
      Pro forma net income                              $5,361,000
      Pro forma net income per share                         $0.28


INDEPENDENT AUDITORS' REPORT



To the Stockholders of
  Smith Micro Software, Inc.:


We have audited the consolidated financial statements of Smith Micro Software, Inc. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 13, 1998, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 1998

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                             ADDITIONS
                                           BALANCE AT        CHARGED TO                  BALANCE AT
                                          BEGINNING OF        COSTS AND                    END OF
                                             PERIOD           EXPENSES      DEDUCTIONS     PERIOD
Allowance for doubtful accounts:
  1997                                      $  277             $  589         $(268)      $  598
  1996                                         210                561          (494)         277
  1995                                         246                 22           (58)         210

Allowance for other adjustments (1):
  1997                                       1,545              1,746        (2,476)         815
  1996                                         308              2,195          (958)       1,545
  1995                                         150                573          (415)         308



(1) Other adjustments relate principally to sales returns.


                               INDEX TO EXHIBITS

Exhibit
No.         Title                                  Method of Filing
--------    -----------------------------------    -------------------------------------------
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

3.2         Amended and Restated Bylaws of the     Incorporated by reference to Exhibit 3.2
            Company.                               to the Registrant's Registration Statement
                                                   No. 33-95096

4.1         Specimen certificate representing      Incorporated by reference to Exhibit 4.1
            shares of Common Stock of the          to the Registrant's Registration Statement
            Company.                               No. 33-95096

10.1        Form of Indemnification Agreement.     Incorporated by reference to Exhibit 10.1
                                                   to the Registrant's Registration Statement
                                                   No. 33-95096

10.2        1995 Stock Option/Stock Issuance       Incorporated by reference to Exhibit 10.2
            Plan.                                  to the Registrant's Registration Statement
                                                   No. 33-95096

10.3        Form of Notice of Grant of Stock       Incorporated by reference to Exhibit 10.3
            Option under 1995 Stock Option/Stock   to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096

10.4        Form of 1995 Stock Option Agreement    Incorporated by reference to Exhibit 10.4
            under 1995 Stock Option /Stock         to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096

10.5        Form of 1995 Stock Purchase            Incorporated by reference to Exhibit 10.5
            Agreement under 1995 Stock             to the Registrant's Registration Statement
            Option/Stock Issuance Plan.            No. 33-95096

10.6        Distribution License Agreement dated   Incorporated by reference to Exhibit 10.6
            September 30, 1991, by and between     to the Registrant's Registration Statement
            the Company and Crandell Development   No. 33-95096
            Corporation.

10.7        Application Program Interface Retail   Incorporated by reference to Exhibit 10.7
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096
            International Corporation.

10.8        Application Program Interface          Incorporated by reference to Exhibit 10.8
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096
            International Corporation.

10.9        Rockwell High Speed Interface          Incorporated by reference to Exhibit 10.9
            License Agreement dated June 2,        to the Registrant's Registration Statement
            1994, by and between the Company and   No. 33-95096
            Rockwell International Corporation.

10.10       Letter Agreement dated February 22,    Incorporated by reference to Exhibit 10.10
            1994, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
            1993, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

Exhibit
No.         Title                                  Method of Filing
--------    -----------------------------------    -------------------------------------------
10.12       Software Distribution Agreement        Incorporated by reference to Exhibit 10.12
            dated May 8, 1995, by and between      to the Registrant's Registration Statement
            the Company and International          No. 33-95096
            Business Machines Corporation.

10.13       Office Building Lease, dated June      Incorporated by reference to Exhibit 10.13
            10, 1992, by and between the Company   to the Registrant's Registration Statement
            and Developers Venture Capital         No. 33-95096
            Corporation.

10.14       Amendment No. 1 To Office Building     Incorporated by reference to Exhibit 10.14
            Lease, dated July 9, 1993, by and      to the Registrant's Registration Statement
            between the Company and Pioneer Bank.  No. 33-95096

10.15       Amendment No. 2 To Office Building     Incorporated by reference to Exhibit 10.15
            Lease, dated August 15, 1994, by and   to the Registrant's Registration Statement
            between the Company and T&C            No. 33-95096
            Development.

10.16       Fourth Addendum to Office Building     Incorporated by reference to Exhibit 10.16
            Lease, dated April 21, 1995, by and    to the Registrant's Registration Statement
            between the Company and T&C            No. 33-95096
            Development.

10.17       Form of Promissory Note related to S   Incorporated by reference to Exhibit 10.17
            Corporation Distribution.              to the Registrant's Registration Statement
                                                   No. 33-95096

10.18       Smith Micro Software, Inc. Amended     Incorporated by reference to Exhibit 10.21
            and Restated Software Licensing and    to the Registrant's Quarterly Report on
            Distribution Agreement, dated April    Form 10-Q for the quarter ended September
            18, 1996, by and between the Company   30, 1996
            and U.S. Robotics Access Corp.

10.19       Office Building Lease, dated March     Incorporated by reference to Exhibit 10.19
            1, 1994, by and between Performance    to the Registrant's Annual Report on Form
            Computing Incorporated and Petula      10-K for the fiscal year ended December
            Associates, Ltd./KC Woodside.          3l, 1995

10.20       Agreement and Plan of Merger by and    Incorporated by reference to Exhibit 2 to
            between Smith Micro Software, Inc.,    the Registrant's Current Report on Form
            Performance Computing Incorporated     8-K filed with the Commission on March 28,
            and PCI Video Products, Inc. dated     1996
            as of March 14, 1996.

10.21       Amendment No. 1, dated as of March     Incorporated by reference to Exhibit 10.21
            10, 1997, to Agreement and Plan of     to the Registrant's Annual Report on Form
            Merger by and between Smith Micro      10-K for the fiscal year ended December
            Software, Inc., Performance            31, 1996
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Filed Herewith
            Lease, dated February 19, 1998, by
            and between the Company and World
            Outreach Center.


Exhibit
No.         Title                                  Method of Filing
--------    -----------------------------------    -------------------------------------------
23.1        Independent Auditors' Consent.         Filed Herewith

27          Financial Data Schedule.               Filed Herewith