Form 10-Q
period 1998-03-31
SMITH MICRO SOFTWARE INC
filed 1998-05-12
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 362-5800

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

                                 YES (X) NO ( )

        As of March 31, 1998, there were 14,074,698 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 (UNAUDITED)
         AND DECEMBER 31, 1997                                                                           3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997                                                  4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997                                                  5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                            6

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                                            9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                              20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               21

SIGNATURES                                                                                              27




                           FORWARD LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FOLLOWING FACTORS, TOGETHER WITH THOSE ADDITIONAL RISKS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q (PARTICULARLY IN "RISK FACTORS" COMMENCING ON PAGE 12), COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED BY FORWARD LOOKING STATEMENTS HEREIN SET FORTH: DEMAND FOR COMMUNICATION SOFTWARE; DEMAND FOR MODEMS AND OTHER ELECTRONIC COMMUNICATION DEVICES; NATIONAL, REGIONAL AND INTERNATIONAL ECONOMIC CONDITIONS AFFECTING THE SUPPLY OF AND DEMAND FOR COMMUNICATION SOFTWARE, MODEMS OR OFFERINGS BY THE COMPANY; THE COMPANY'S ABILITY TO COMPETE IN AND SELL ITS PRODUCTS THROUGH THE RETAIL CHANNEL AND ORIGINAL EQUIPMENT MANUFACTURERS (OEM) DISTRIBUTION CHANNEL; THE COMPANY'S ABILITY TO COMPETE AND SELL ITS PRODUCTS THROUGH THE CORPORATE AND GOVERNMENT MARKETPLACE; DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN ITS CUSTOMER BASE AND TO EXPAND THAT BASE; AND THE COMPANY'S ABILITY TO ANTICIPATE AND ADJUST TO TECHNOLOGICAL SHIFTS AND CHANGES IN THE ELECTRONIC COMMUNICATION SOFTWARE AND HARDWARE INDUSTRIES. ALL FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE CONSIDERED IN THE LIGHT OF THESE AND ANY OTHER FACTORS WHICH MIGHT CAUSE THE COMPANY'S FUTURE PERFORMANCE TO MATERIALLY DIFFER FROM THAT ANTICIPATED BY THIS QUARTERLY REPORT ON FORM 10-Q.

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                March 31,            December 31,
                                                                                  1998                   1997
                                                                                ---------            ------------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $ 13,807               $ 14,367
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $754 (1998) and $1,413 (1997)                           4,471                  3,808
Income taxes receivable                                                            1,049                  1,127
Deferred tax asset                                                                   467                    467
Inventories                                                                          574                    553
Prepaid expenses and other current assets                                            663                    503
                                                                                --------               --------

    Total current assets                                                          21,031                 20,825

EQUIPMENT AND IMPROVEMENTS, net                                                      391                    444
DEFERRED TAX ASSET                                                                   139                    139
INTANGIBLE ASSETS, net                                                               709                    347
                                                                                --------               --------
                                                                                $ 22,270               $ 21,755
                                                                                ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $  1,190               $    877
Accrued liabilities                                                                  724                    635
                                                                                --------               --------
    Total current liabilities                                                      1,914                  1,512

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 14,075,000 shares issued and outstanding (1998 and 1997)                14                     14
Additional paid-in capital                                                        21,250                 21,250
Accumulated deficit                                                                 (908)                (1,021)
                                                                                --------               --------
    Total stockholders' equity                                                    20,356                 20,243
                                                                                --------               --------
                                                                                $ 22,270               $ 21,755
                                                                                ========               ========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                     1998         1997
                                                    ------      -------
NET REVENUES                                        $3,266      $ 2,658

COST OF REVENUES                                       866        1,246
                                                    ------      -------

GROSS PROFIT                                         2,400        1,412

OPERATING EXPENSES:
Selling and marketing                                  768          995
Research and development                               786          882
General and administrative                             836        1,536
                                                    ------      -------

  Total operating expenses                           2,390        3,413
                                                    ------      -------

OPERATING INCOME (LOSS)                                 10       (2,001)

INTEREST INCOME                                        180          180
                                                    ------      -------

INCOME (LOSS) BEFORE INCOME TAXES                      190       (1,821)

INCOME TAX EXPENSE (BENEFIT)                            77         (637)
                                                    ------      -------

NET INCOME (LOSS)                                   $  113      $(1,184)
                                                    ======      =======

NET INCOME (LOSS) PER SHARE, basic and diluted      $ 0.01      $ (0.08)
                                                    ======      =======



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             For The Three Months
                                                                 Ended March 31,
                                                              1998          1997
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $    113      $ (1,184)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                  167           132
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                      (659)        1,057
  Change in operating accounts:
    Accounts receivable                                           (4)         (309)
    Income taxes receivable                                       78          (732)
    Inventories                                                  (21)           (7)
    Prepaid expenses and other current assets                   (160)         (180)
    Accounts payable and accrued liabilities                     402          (268)
                                                            --------      --------

      Net cash used in operating activities                      (84)       (1,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (18)          (57)
Acquisition of technology                                       (458)
                                                            --------      --------

      Net cash used in investing activities                     (476)          (57)
                                                            --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (560)       (1,548)

CASH AND CASH EQUIVALENTS, beginning of period                14,367        14,487
                                                            --------      --------

CASH AND CASH EQUIVALENTS, end of period                    $ 13,807      $ 12,939
                                                            ========      ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. (the "Company") pursuant to Securities and Exchange Commission regulations. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiary, PCI Video Products, Inc. (PCI). All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. These financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1997.

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

        The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants which supersedes SOP 91-1. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 had no material impact on the Company's recognition of revenue.

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 1998, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

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


                                                          For the Three Months
                                                             Ended March 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Weighted average number of shares outstanding          14,075,000     14,075,000
Common stock equivalents                                    1,000
                                                       ----------     ----------
                                                       14,076,000     14,075,000
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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three month periods ending March 31, 1998 and 1997, there was no difference between net income, as reported, and comprehensive income.

        Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


2. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 are effective for the year ended December 31, 1998 but not required for interim periods in the year of adoption.


3. ACQUISITION OF TECHNOLOGY

        During the three months ended March 31, 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash. The fax software acquired provides fax functionality over Local Area Networks, the Internet and intranets.

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

        The Company recognizes revenues from sales of its software as completed products are shipped and from royalties from customers who are authorized to duplicate the Company's software. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has continued to expand its business by introducing new products and its future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 15.5%, 26.8% and 16.8% of the Company's net revenues for the three months ended March 31, 1998 and for the years 1997 and 1996, respectively.

        A small number of customers have historically accounted for a substantial portion of the Company's revenues. In June 1997, 3Com Corporation ("3Com") acquired U.S. Robotics Corporation ("U.S. Robotics"), to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 36.3%, 43.4% and 46.4% for the three months ended March 31, 1998 and the years 1997 and 1996, respectively. During the three months ended March 31, 1998 and the years 1997 and 1996, the Company's three largest OEM customers, including 3Com, accounted for 53.7%, 56.9% and 62.9%, respectively, of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse affect on the Company's business, results of operations and financial condition.

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

                                       For The Three Months
                                         Ended March 31,
                                        ----------------
                                         1998       1997
                                        -----      -----
Net revenues                            100.0%     100.0%
Cost of revenues                         26.5%      46.9%
                                        -----      -----
Gross profit                             73.5%      53.1%
Operating expenses:
   Selling and marketing                 23.5%      37.4%
   Research and development              24.1%      33.2%
   General and administrative            25.6%      57.8%
                                        -----      -----
Total operating expenses                 73.2%     128.4%
                                        -----      -----
Operating income (loss)                   0.3%     -75.3%
Interest income                           5.5%       6.8%
                                        -----      -----
Income (loss) before income taxes         5.8%     -68.5%
Income tax expense (benefit)              2.3%     -24.0%
                                        -----      -----
Net income (loss)                         3.5%     -44.5%
                                        =====      =====


NET REVENUES

        Net revenues increased 22.9% to $3.3 million in the three months ended March 31, 1998 from $2.7 million in the three months ended March 31, 1997. This increase was the combined result of higher sales allowances in the first quarter of 1997, an increase in revenue from direct and corporate sales and an increase in revenue from OEM customers that are not modem manufacturers.


GROSS PROFIT

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit increased 70.0% to $2.4 million in the three months ended March 31, 1998 from $1.4 million in the three months ended March 31, 1997. As a percentage of net revenues, gross profits increased to 73.5% in the three months ended March 31, 1998 from 53.1% in the three months ended March 31, 1997. The improved gross profit percentage was driven by a number of factors including the previously mentioned sales allowances in the first quarter of 1997, the utilization of increased internal manufacturing capacity, a shift from printed manuals to on-line help, various cost control and purchasing efforts and improved inventory controls.


SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses decreased 22.8% to $768,000 in the three months ended March 31, 1998 from $995,000 in the three months ended March 31, 1997. The decrease in sales and marketing expenses is primarily due to reduced marketing expenditures within the retail channel. As a percent of net revenues, sales and marketing expenses decreased to 23.5% of net revenues in the three months ended March 31, 1998 from 37.4% in the three months ended March 31, 1997.


RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses decreased 10.9% to $786,000 in the three months ended March 31, 1998 from $882,000 in the three months ended March 31, 1997. This decrease is primarily due to reductions in headcount. As a percent of net revenues, research and development expenses decreased to 24.1% for the three months ended March 31, 1998 from 33.2% for the three months ended March 31, 1997.


GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses encompass expenses related to general operations, which are not included as costs of sales, sales and marketing or research and development. General and administrative expenses decreased 45.6% to $836,000 in the three months ended March 31, 1998 from $1.5 million in the three months ended March 31, 1997. The decrease is primarily due to a higher allowance for bad debt in the first quarter of 1997 and continued efforts towards cost control. As a percent of net revenues, general and administrative expenses decreased to 25.6% of net revenues in the three months ended March 31, 1998 from 57.8% in the three months ended March 31, 1997.


INCOME TAXES

        Income tax expense was $77,000 for the three months ended March 31, 1998 based on pre-tax earnings of $190,000 compared to an income tax benefit of $637,000 for the three months ended March 31, 1997 based on a loss before income tax expense of $1.8 million. The Company recognizes income tax expense at an effective rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash used in operating activities was $84,000 in the three months ended March 31, 1998 as compared to $1.5 million used in operations in the three months ended March 31, 1997. The primary use of cash during the three months ended March 31, 1998 was an increase in accounts receivable that was offset by an increase in accounts payable and accrued liabilities.

        During the three months ended March 31, 1998, the Company used $476,000 in investing activities, consisting primarily of the $458,000 acquisition of the fax technology assets of Mitek Systems, Inc.

        At March 31, 1998, the Company had $13.8 million in cash and cash equivalents and $19.1 million of working capital. The Company had $4.5 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.


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

        Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 36.3%, 43.4% and 46.4% for the three months ended March 31, 1998 and the years 1997 and 1996, respectively. The Company expects that the 3Com entities, including U. S. Robotics and its subsidiaries, will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement having an initial one year term with a wholly-owned subsidiary of U.S. Robotics.

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

        Concentration of Customer Revenues. In addition to the 3Com entities, including U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Net revenue from the Company's three largest customers, including the 3Com entities, represented approximately 53.7%, 56.9% and 70.8% for the three months ended March 31, 1998 and the years 1997 and 1996, respectively. The Company expects that it will continue to be dependent upon relatively large orders from major OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

        Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. The sale of QuickLink related products represented approximately 72.1%, 81.3% and 69.4% of the Company's net revenues in the three months ended March 31, 1998 and during the years 1997 and 1996 respectively. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

        In March 1997, modem manufacturers shipped the first 56K modems for retail sale. 56K modems were initially based on either one of two incompatible standards, the x2 standard adopted by 3Com or the K56flex standard adopted by Rockwell International and Lucent Technologies. This incompatibility, combined with the failure of the modem industry to adopt an industry-wide standard for such modems, caused some modem manufacturers to delay the launch of proprietary 56K modems and caused consumers to delay purchases of the new modems. The company believes that its business, results of operations and financial condition since the launch of the 56K modems have been directly and adversely affected by the incompatibly of the 56K modem technology and the resulting confusion created thereby in the marketplace. In February 1998, the ITU (international standards governing body) voted on a draft of a 56K modem standard, V.90, and plans to formally approve it during the next ITU meeting in September 1998. Both competing 56K modem groups have announced that they intend to support the V.90 standard by moving forward with all new modems and by providing downloadable flash memory upgrades for currently owned X2 and K56flex technology modems. The shipment of the V.90 compliant modems began in early 1998 and there can be no assurance that the Company will not continue to be adversely affected by the previous incompatibility issues or that other technological changes in the communications industry will not similarly affect the Company, its results of operations or financial condition.

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

        The Company's retail products face significant competition. For example, HotFax MessageCenter and HotFax, the Company's principal retail products, compete directly with Symantec's WinFax Pro. Symantec is well established in the retail distribution channel. There can be no assurance that HotFax MessageCenter, HotFax, AudioVision, VideoLink Mail Pro, HotPage or any other of the Company's retail product lines will capture a significant share of the retail market for communication software. In addition, the Company's retail video conferencing product, AudioVision, competes in a new and rapidly changing software market. Some of the current competitors in the video conferencing retail software market are White Pine and VocalTech, and there can be no assurance that the Company will compete successfully with these and any future competitors in the retail video conferencing software market. In the OEM distribution channel, the Company has several competitors, among them Symantec, Cheyenne, White Pine, VocalTech and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse affect on the Company's business, results of operations and financial condition.

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

        International Sales. The Company presently operates in foreign markets and intends to expand its international presence. International revenues represented 19.3%, 24.3% and 14.4% of the Company's net revenues in the three months ended March 31, 1998 and in the years 1997 and 1996, respectively. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

        Concentration of Ownership. As of March 31, 1998, William Smith and Rhonda Smith beneficially owned, as community property, approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

        Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of March 31, 1998, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) following the expiration in September 1997 of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

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


        The Company incurred expenses of $2,262,000 of which $1,428,000 represented underwriting discounts and commissions and $834,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $18,138,000.

        Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus which is part of the Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 Exhibit
   No.                      Title                            Method of Filing
 -------                    -----                            ----------------
3.1         Amended and Restated Certificate of    Incorporated by reference to Exhibit 3.1
            Incorporation of the Company.          to the Registrant's Registration Statement
                                                   No. 33-95096

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

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
                                                   to the

            1993, by and between the Company and   Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form
            and                                    10-K for the

            between the Company and World          fiscal year ended December 31, 1997
            Outreach Center.

20.1        1996 Investment Profile.               Incorporated by reference to Exhibit 20.1
                                                   to the Registrant's Quarterly Report on
                                                   Form 10-Q for the quarter ended March 31,
                                                   1997

21.1        Subsidiaries of Registrant.            Incorporated by reference to Exhibit 21.1
                                                   to the Registrant's Annual Report on Form
                                                   10-K for the fiscal year ended December
                                                   31, 1995

27          Financial Data Schedule.               Filed Herewith

(B) REPORTS ON FORM 8-K

        No Current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SMITH MICRO SOFTWARE, INC.

May 11, 1998                            By /s/ WILLIAM W. SMITH, JR.
                                        William W. Smith, Jr.
                                        Chairman of the Board, President and
                                        Chief  Executive Officer
                                        (Principal Executive Officer)

May 11, 1998                            By /s/ MARK W. NELSON
                                        Mark W. Nelson
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                      Title                            Method of Filing
 -------                    -----                            ----------------
3.1         Amended and Restated Certificate of    Incorporated by reference to Exhibit 3.1
            Incorporation of the Company.          to the Registrant's Registration Statement
                                                   No. 33-95096

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

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
                                                   to the

            1993, by and between the Company and   Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form
            and                                    10-K for the

            between the Company and World          fiscal year ended December 31, 1997
            Outreach Center.

20.1        1996 Investment Profile.               Incorporated by reference to Exhibit 20.1
                                                   to the Registrant's Quarterly Report on
                                                   Form 10-Q for the quarter ended March 31,
                                                   1997

21.1        Subsidiaries of Registrant.            Incorporated by reference to Exhibit 21.1
                                                   to the Registrant's Annual Report on Form
                                                   10-K for the fiscal year ended December
                                                   31, 1995

27          Financial Data Schedule.               Filed Herewith