Form 10-Q
period 1998-06-30
SMITH MICRO SOFTWARE INC
filed 1998-08-13
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

                                 YES (X) NO ( )

        As of July 31, 1998, there were 14,074,698 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 (UNAUDITED)
         AND DECEMBER 31, 1997                                                               3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997                                4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997                                        5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                6

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                                8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                  19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                          19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   20

SIGNATURES                                                                                  23




                           FORWARD LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS WITHIN THE A MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE "SAFE HARBORS" CREATED BY THESE SECTIONS. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FOLLOWING FACTORS, TOGETHER WITH THOSE ADDITIONAL RISKS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q (PARTICULARLY IN "RISK FACTORS" COMMENCING ON PAGE 11), COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED BY FORWARD LOOKING STATEMENTS HEREIN SET FORTH: DEMAND FOR COMMUNICATION SOFTWARE; DEMAND FOR MODEMS AND OTHER ELECTRONIC COMMUNICATION DEVICES; NATIONAL, REGIONAL AND INTERNATIONAL ECONOMIC CONDITIONS AFFECTING THE SUPPLY OF AND DEMAND FOR COMMUNICATION SOFTWARE, MODEMS OR OFFERINGS BY THE COMPANY; THE COMPANY'S ABILITY TO COMPETE IN AND SELL ITS PRODUCTS THROUGH THE RETAIL CHANNEL AND ORIGINAL EQUIPMENT MANUFACTURERS' (OEMS) DISTRIBUTION CHANNEL; THE COMPANY'S ABILITY TO COMPETE AND SELL ITS PRODUCTS THROUGH THE CORPORATE AND GOVERNMENT MARKETPLACE; DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN AND EXPAND ITS CUSTOMER BASE; AND THE COMPANY'S ABILITY TO ANTICIPATE AND ADJUST TO TECHNOLOGICAL SHIFTS AND CHANGES IN THE ELECTRONIC COMMUNICATION SOFTWARE AND HARDWARE INDUSTRIES. ALL FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE CONSIDERED IN THE LIGHT OF THESE AND ANY OTHER FACTORS WHICH MIGHT CAUSE THE COMPANY'S FUTURE PERFORMANCE TO MATERIALLY DIFFER FROM THAT ANTICIPATED BY THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     June 30        December 31,
                                                                       1998             1997
                                                                    -----------     ------------
                                                                    (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $14,236           $14,367
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $620 (1998) and $1,413 (1997)                3,710             3,808
Income taxes receivable                                                   382             1,127
Deferred tax asset                                                        467               467
Inventories                                                               685               553
Prepaid expenses and other current assets                                 636               503
                                                                      -------           -------
    Total current assets                                               20,116            20,825

EQUIPMENT AND IMPROVEMENTS, net                                           354               444

DEFERRED TAX ASSET                                                        139               139

INTANGIBLE ASSETS, net                                                    601               347
                                                                      -------           -------
                                                                      $21,210           $21,755
                                                                      =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $   737           $   877
Accrued liabilities                                                       826               635
                                                                      -------           -------
    Total current liabilities                                           1,563             1,512

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share;
  5,000,000 shares authorized; none issued and
  outstanding
Common stock, par value $0.001 per share;
  20,000,000 shares authorized; 14,075,000 shares
  issued and outstanding (1998 and 1997)                                   14                14
Additional paid-in capital                                             21,250            21,250
Accumulated deficit                                                    (1,617)           (1,021)
                                                                      -------           -------
    Total stockholders' equity                                         19,647            20,243
                                                                      -------           -------
                                                                      $21,210           $21,755
                                                                      =======           =======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                   1998          1997           1998           1997
                                                   ----          ----           ----           ----
NET REVENUES                                     $ 1,656        $2,620        $ 4,922        $ 5,278

COST OF REVENUES                                     581           834          1,447          2,080
                                                 -------        ------        -------        -------

GROSS PROFIT                                       1,075         1,786          3,475          3,198

OPERATING EXPENSES:
Selling and marketing                                759           921          1,527          1,916
Research and development                             839           851          1,625          1,733
General and administrative                           840           936          1,676          2,472
                                                 -------        ------        -------        -------

  Total operating expenses                         2,438         2,708          4,828          6,121
                                                 -------        ------        -------        -------

OPERATING LOSS                                    (1,363)         (922)        (1,353)        (2,923)

INTEREST INCOME                                      183           180            363            360
                                                 -------        ------        -------        -------

LOSS BEFORE INCOME TAXES                          (1,180)         (742)          (990)        (2,563)

INCOME TAX BENEFIT                                  (471)         (260)          (394)          (897)
                                                 -------        ------        -------        -------

NET LOSS                                         $  (709)       $ (482)       $  (596)       $(1,666)
                                                 =======        ======        =======        =======

NET LOSS PER SHARE, basic and diluted            $ (0.05)       $(0.03)       $ (0.04)       $ (0.12)
                                                 =======        ======        =======        =======







SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                  For The Six Months
                                                                                    Ended June 30,
                                                                                1998              1997
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (596)          $(1,666)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                   338               387
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                                       (793)              163
  Change in operating accounts:
    Accounts receivable                                                           891             1,527
    Income taxes receivable                                                       745            (1,128)
    Inventories                                                                  (132)              (75)
    Prepaid expenses and other current assets                                    (133)               (6)
    Accounts payable and accrued liabilities                                       51              (716)
                                                                              -------           -------

      Net cash provided by (used in) operating activities                         371            (1,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (44)             (179)
Acquisition of technology                                                        (458)
                                                                              -------           -------
      Net cash used in investing activities                                      (502)             (179)
                                                                              -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (131)           (1,693)

CASH AND CASH EQUIVALENTS, beginning of period                                 14,367            14,487
                                                                              -------           -------

CASH AND CASH EQUIVALENTS, end of period                                      $14,236           $12,794
                                                                              =======           =======







SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission regulations. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiary. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ended December 31, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1997 as footnotes and certain financial presentations are condensed or omitted from generally accepted accounting principles presentation requirements, pursuant to SEC rules and regulations.

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

        Intangible Assets - Intangible assets relate primarily to goodwill, purchased technology and noncompete agreements, which are amortized over periods ranging from three to five years. The Company assesses the recoverability of intangible assets at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows.

        Revenue Recognition - The Company recognizes revenues from sales of its software as completed products are shipped and from royalties generated as authorized customers duplicate the Company's software. The Company generally allows its retail distributors to exchange unsold products for other products and provides inventory price protection in the event of price reductions by the Company. Allowances for product returns and price protection are estimated based on previous experience and are recorded as a reduction of revenue at the time sales are recognized. The Company provides technical support and customer service to its customers. Such costs have historically been insignificant.

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

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 1998, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        Net Income (Loss) Per Share - The Company has adopted SFAS No. 128, Earnings per Share (EPS), which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss periods, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented. The number of shares used in computing EPS is as follows:


                                                       For the Three Months            For the Six Months
                                                          Ended June 30,                 Ended June 30,
                                                  ----------------------------    ----------------------------
                                                      1998           1997            1998            1997
                                                  -------------   ------------    ------------   -------------
Weighted average number of shares outstanding,
basic and diluted                                   14,075,000     14,075,000      14,075,000      14,075,000
                                                    ==========     ==========      ==========      ==========



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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three and six month periods ending June 30, 1998 and 1997, there was no difference between net income, as reported, and comprehensive income.

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


3.  ACQUISITION OF TECHNOLOGY

        During 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash. The fax software acquired provides fax functionality over Local Area Networks ("LANs"), the Internet and intranets.

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

        The Company recognizes revenues from sales of its software as completed products are shipped and from royalties generated as authorized customers duplicate the Company's software. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company continues to introduce new products and its future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 22.8%, 26.8% and 16.8% of the Company's net revenues for the six months ended June 30, 1998 and for the years 1997 and 1996, respectively.

        A small number of customers have historically accounted for a substantial portion of the Company's revenues. In June 1997, 3Com Corporation ("3Com") acquired U.S. Robotics Corporation ("U.S. Robotics"), to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 31.4%, 43.4% and 46.4% of net revenue for the six months ended June 30, 1998 and the years 1997 and 1996, respectively. During the six months ended June 30, 1998 and the years 1997 and 1996, the Company's three largest OEM customers, including 3Com, accounted for 44.3%, 56.9% and 62.9%, respectively, of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        Inventory in the retail channel exposes the Company to product returns. This exposure is considered when the allowance is made for product returns. Substantial returns of product from the retail channel could have a material adverse effect on the Company's business, results of operations and financial condition.

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


                                             For The Three Months      For The Six Months
                                                Ended June 30,           Ended June 30,
                                             ----------------------   ----------------------
                                               1998         1997        1998         1997
                                             ---------    ---------   ---------    ---------
Net revenues                                   100.0%       100.0%      100.0%       100.0%
Cost of revenues                                35.1%        31.8%       29.4%        39.4%
                                               -----        -----       -----        -----
Gross profit                                    64.9%        68.2%       70.6%        60.6%
Operating expenses:
   Selling and marketing                        45.8%        35.2%       31.0%        36.3%
   Research and development                     50.7%        32.5%       33.0%        32.9%
   General and administrative                   50.7%        35.7%       34.1%        46.8%
                                               -----        -----       -----        -----
Total operating expenses                       147.2%       103.4%       98.1%       116.0%
                                               -----        -----       -----        -----
Operating income (loss)                        -82.3%       -35.2%      -27.5%       -55.4%
Interest income                                 11.1%         6.9%        7.4%         6.8%
                                               -----        -----       -----        -----
Income (loss) before income taxes              -71.2%       -28.3%      -20.1%       -48.6%
Income tax expense (benefit)                   -28.4%        -9.9%       -8.0%       -17.0%
                                               -----        -----       -----        -----
Net income (loss)                              -42.8%       -18.4%      -12.1%       -31.6%
                                               =====        =====       =====        =====



NET REVENUES

        Net revenues decreased 36.8% to $1.7 million in the three months ended June 30, 1998 from $2.6 million in the three months ended June 30, 1997. The decrease in revenue was the direct result of reduced demand by the company's largest OEM analog modem customers, including 3Com. Sales to 3Com decreased 58.6% for the three months ended June 30, 1998 compared to June 30, 1997. The company believes the reduction in orders placed by the Company's largest customers was due to decreased sales in the analog modem market generally and the efforts of certain customers to control inventory levels.

        Net revenues decreased 6.7% to $4.9 million in the six months ended June 30, 1998 from $5.3 million in the six months ended June 30, 1997. The decrease in revenue was the result of the reduced demand by the company's largest OEM analog modem customers as noted above. Sales to 3Com decreased 30.5% for the six months ended June 30, 1998 compared to June 30, 1997. This reduction was partially offset by increased net revenue generated by video related product sales to OEM customers.

GROSS PROFIT

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased 39.8% to $1.1 million in the three months ended June 30, 1998 from $1.8 million in the three months ended June 30, 1997. As a percentage of net revenues, gross profits decreased to 64.9% in the three months ended June 30, 1998 from 68.2% in the three months ended June 30, 1997. The reduction in gross profit and gross profit percentage was directly attributed to the 36.8% reduction in net revenues, partially offset by the company's flexible manufacturing process and improved controls over manufacturing expenses.

        Gross profit increased 8.7% to $3.5 million in the six months ended June 30, 1998 from $3.2 million in the six months ended June 30, 1997. As a percentage of net revenues, gross profits increased to 70.6% in the six months ended June 30, 1998 from 60.6% in the six months ended June 30, 1997. The increase in gross profit and gross profit percentage was attributable to higher sales allowances in 1997 and the company's flexible manufacturing process and improved controls over manufacturing expenses.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses decreased 17.6% to $759,000 in the three months ended June 30, 1998 from $921,000 in the three months ended June 30, 1997. The decrease in sales and marketing expenses is primarily due to reduced marketing expenditures within the retail channel. As a percent of net revenues, sales and marketing expenses increased to 45.8% of net revenues in the three months ended June 30, 1998 from 35.2% in the three months ended June 30, 1997.

        Sales and marketing expenses decreased 20.3% to $1.5 million in the six months ended June 30, 1998 from $1.9 million in the six months ended June 30, 1997. The decrease in sales and marketing expenses is primarily due to reduced marketing expenditures within the retail channel. As a percentage of net revenues, sales and marketing expenses decreased to 31.0% in the six months ended June 30, 1998 from 36.3% in the six months ended June 30, 1997.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses decreased 1.4% to $839,000 in the three months ended June 30, 1998 from $851,000 in the three months ended June 30, 1997. Research and development expenses remain relatively constant as the Company works to develop new products. As a percent of net revenues, research and development expenses increased to 50.7% for the three months ended June 30, 1998 from 32.5% for the three months ended June 30, 1997.

        Research and development expenses decreased 6.2% to $1.6 million in the six months ended June 30, 1998 from $1.7 million in the six months ended June 30, 1997. Research and development expenses remain relatively constant as the Company works to develop new products. As a percentage of net revenues, research and development expenses increased to 33.0% in the six months ended June 30, 1998 from 32.8% in the six months ended June 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses encompass expenses related to general operations that are not included as costs of sales, sales and marketing or research and development. General and administrative expenses decreased 10.3% to $840,000 in the three months ended June 30, 1998 from $936,000 in the three months ended June 30, 1997. The decrease is primarily due to cost control measures. As a percent of net revenues, general and administrative expenses increased to 50.7% of net revenues in the three months ended June 30, 1998 from 35.7% in the three months ended June 30, 1997.

        General and administrative expenses decreased 32.2% to $1.7 million in the six months ended June 30, 1998 from $2.5 million in the six months ended June 30, 1997. They decrease his primarily due to the higher allowance for bad debt in 1997 and cost control measures during 1998. As a percentage of net revenues, general and administrative expenses decreased to 34.1% in the six months ended June 30, 1998 from 46.8% in the six months ended June 30, 1997.

INCOME TAXES

        The income tax benefit was $471,000 for the three months ended June 30, 1998 based on a loss before income taxes of $1.2 million compared to an income tax benefit of $260,000 for the three months ended June 30, 1997 based on a loss before income taxes of $742,000.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $371,000 in the six months ended June 30, 1998 as compared to $1.5 million used in operations in the six months ended June 30, 1997. The primary sources of cash during the six months ended June 30, 1998 were due to a reduction in accounts receivable and the collection of income tax refunds that were offset by the net loss.

        During the six months ended June 30, 1998, the Company used $502,000 in investing activities, consisting primarily of the $458,000 acquisition of the fax technology assets of Mitek Systems, Inc.

        At June 30, 1998, the Company had $14.2 million in cash and cash equivalents and $18.6 million of working capital. The Company had $3.7 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

RISK FACTORS

        In addition to the other information contained in this Form 10-Q, the following risk factors should be considered in evaluating the Company and a decision to invest in the Company. This Form 10-Q contains forward looking statements that involve risks and uncertainties and the Company's actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section and elsewhere in this Form 10-Q.

        Fluctuations in Quarterly Operating Results. Certain of the Company's significant customers and other modem manufacturers have announced in recent quarters that there was an increase of inventory in the channel and that the slower than expected rollout of V.90 standard 56K modems may reduce their rates of growth during subsequent quarters. The rate at which this inventory is moved out of the channel and the rate of the market's acceptance of the V.90 standard 56K modem could have a significant impact on the Company's operating results in future quarters. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability to maintain or increase gross margins; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors and customers; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. These or other factors may influence quarterly results in the future and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

        Reliance on 3Com Corporation. In June 1997, 3Com acquired U.S. Robotics, to date the Company's largest customer based on the percentage of revenues, as a wholly owned subsidiary. There can be no assurance that 3Com's acquisition of U.S. Robotics will not result in a change in U.S. Robotics' purchasing habits, a decrease in new orders by U.S. Robotics, inventory levels maintained by U.S. Robotics, or the loss of U.S. Robotics as a customer entirely.

        Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 31.4%, 43.4% and 46.4% for the six months ended June 30, 1998 and the years 1997 and 1996, respectively. The Company expects that the 3Com entities will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement having an initial one-year term with a wholly-owned subsidiary of U.S. Robotics, which agreement superseded a previous agreement between the parties. The agreement automatically renews at the end of each one year term unless a party provides at least 60 days notice of its intent to terminate the agreement at the end of the then-current term. During 1998, the agreement automatically renewed according to its terms and during 1997 certain other 3Com entities were added as parties pursuant to new addenda to the agreement. Under the terms of the agreement, the Company granted certain pricing incentives to the 3Com entities in consideration for which the Company became the provider of fax, data, voice and telephony communications software for such 3Com entities. In addition, under the terms of the agreement, certain of the 3Com entities agreed to place Smith Micro retail products and commercials for such products on certain of their compact disks. The agreement does not require any 3Com entity to purchase any minimum quantity of Smith Micro products and may be terminated by a party at any time thereto for any reason upon 90 days prior written notice. As a result, there can be no assurance that the 3Com entities will continue to purchase the Company's products.

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

        Concentration of Customer Revenues. In addition to the 3Com entities, including U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of customers. Net revenue from the Company's three largest customers, including the 3Com entities, represented approximately 44.3%, 56.9% and 70.8% for the six months ended June 30, 1998 and the years 1997 and 1996, respectively. The Company expects that it will continue to be dependent upon relatively large orders from major OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the modem industry. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

        Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. The sale of QuickLink related products represented approximately 68.4%, 81.3% and 69.4% of the Company's net revenues in the six months ended June 30, 1998 and during the years 1997 and 1996 respectively. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Declines in revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

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

        In March 1997, modem manufacturers shipped the first 56K modems for retail sale. 56K modems were initially based on either one of two incompatible standards, the x2 standard adopted by 3Com or the K56flex standard adopted by Rockwell International and Lucent Technologies. This incompatibility, combined with the failure of the modem industry to adopt an industry-wide standard for such modems, caused some modem manufacturers to delay the launch of proprietary 56K modems and caused consumers to delay purchases of the new modems. The company believes that its business, results of operations and financial condition since the launch of the 56K modems have been directly and adversely affected by the incompatibly of the 56K modem technology and the resulting confusion created thereby in the marketplace. In February 1998, the ITU (international standards governing body) voted on a draft of a 56K modem standard, V.90, and the Company believes the ITU plans to formally approve it during the next ITU meeting in September 1998. Both competing 56K modem groups support the proposed V.90 standard by providing downloadable flash memory upgrades for currently owned X2 and K56flex technology modems and shipping V.90 compliant modems. There can be no assurance that the Company will not continue to be adversely affected by the previous incompatibility issues or the rate of the market's acceptance of this new technology. Additionally there can be no assurance that other technological changes in the communications industry will not similarly affect the Company, its results of operations or financial condition.

        Competitive Threat from Microsoft and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, DOS and Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 98, Windows 95 and Windows NT, the latest Microsoft operating systems, include capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink. If the communications capabilities of Windows 98, Windows 95, Windows NT or other operating systems are adopted by users, sales of the Company's products could decline.

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

        The Company's retail products face significant competition. For example, HotFax MessageCenter and HotFax, the Company's principal retail products, compete directly with Symantec's WinFax Pro. Symantec is well established in the retail distribution channel. There can be no assurance that HotFax MessageCenter, HotFax, AudioVision, VideoLink Mail Pro, HotPage, HotFax Share or any of the Company's other retail product lines will capture a significant share of the retail market for communication software. In addition, the Company's retail video conferencing product, AudioVision, competes in a new and rapidly changing software market. Some of the current competitors in the video conferencing retail software market are White Pine and VocalTech, and there can be no assurance that the Company will compete successfully with these and any future competitors in the retail video conferencing software market. In the OEM distribution channel, the Company has several competitors, among them Symantec, Cheyenne, Intel, Microsoft, White Pine, VocalTech and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse effect on the Company's business, results of operations and financial condition.

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

        Retail Product Strategy Unproven. The Company's revenues have historically been generated almost entirely on the strength of its OEM sales. The Company has developed retail products with expanded functionality from its OEM products and expects to introduce other products in the retail distribution channel as well. The Company's ability to maintain distributor and retailer relationships is largely a function of sales volume. If the Company does not meet certain minimum volume requirements, it will not be able to maintain its relationships. The Company continues to work on strengthening product recognition and distribution and there can be no assurance that the Company's retail marketing plan will succeed. Further, while retail products provide higher unit revenues than OEM products, retail distribution entails significantly higher costs. These costs include advertising, trade shows, public relations and the expenses related to the development and maintenance of a sales force dedicated to the retail distribution effort. Accordingly, there can be no assurance that retail sales will provide the margins that the Company has been able to achieve on its OEM sales or that distributor and retailer minimum volume requirements will be met.

        In implementing its retail sales strategy, the Company relies on distributors, retailers, Internet distributors and value added resellers (collectively, "VARs") for the marketing and distribution of HotFax MessageCenter, HotFax, AudioVision, VideoLink Mail Pro, HotPage and HotFax Share and its other retail products. The Company's agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of the Company's retailers and VARs carry product lines that are competitive with those of the Company. There can be no assurance that these retailers and VARs will give a high priority to the marketing of the Company's products or that retailers and VARs will continue to carry the Company's products. These retailers and VARs typically are allowed to return products without charge or penalty. A component of the Company's revenue recognition policy is that the Company calculates an allowance for product returns based on its historical experience. If retail sales of the Company's products increase, the risk of product returns will increase. While the Company's revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of the Company's previous experience, causing the Company to revise its estimates and increase the allowances for such returns. Excessive or unanticipated returns could materially adversely affect the Company's business, results of operations and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will be successful in recruiting VARs and retailers to represent it. Any of these anticipated changes in the Company's distribution channels could materially adversely affect the Company's business, results of operations and financial condition.

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

        Pre-Load and Royalty Based Software Market. The Company primarily sells its software in a form that includes a disk and a manual. Some of the Company's customers "pre-load" the Company's software onto a CD, diskette or the hard drive of a personal computer and pay a royalty based on units produced or shipped. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company believes these facilities contribute profits to the Company. Currently, the Company has the capability to produce its products in-house on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. As the size of software programs grow, CD-ROM is becoming a more prominent medium. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and CD-ROM production, which could have a material adverse effect on the Company's operating results.

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

        Dependence Upon Key Personnel. The Company's future performance depends in significant part upon the continued service of senior management and other key technical personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's communication software products and introduce enhanced future applications. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may need to grant additional options and provide other forms of incentive compensation to attract and retain key personnel.

        Fluctuations in Gross Margins. The Company has experienced fluctuations in gross margins from quarter to quarter, primarily as a result of significant changes in sales volume as well as changes in the mix of retail and OEM sales. Other factors that can contribute to margin fluctuations are inventory obsolescence as a result of new retail product releases and return of retail product, price competition, expediting costs, and changes in OEM sales mix and the related variances in OEM product pricing. An erosion of the gross margins as a result of any of the aforementioned reasons or for any other reasons not contemplated by the Company at this time, could have a material adverse effect on the Company's operating results.

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

        International Sales. The Company presently operates in foreign markets and intends to expand its international presence. International revenues represented 19.2%, 24.3% and 14.4% of the Company's net revenues in the six months ended June 30, 1998 and in the years 1997 and 1996, respectively. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

        Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law that may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QuickLink Gold, HotFax, HotPage, HotLine, HotDesk and CrossConnect but has not yet obtained registrations for all of its trademarks in the United States or other countries. After becoming a publicly held entity, the Company began to require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. In addition, the Company has recently started the patent application process for a number of technologies that could provide additional protection for existing products and products under development. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information or will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        The Company has received correspondence from third parties separately asserting that the Company's fax products may infringe on certain patents held by each of the parties. These parties have initiated no litigation and the Company is attempting to resolve all such assertions.

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

        Concentration of Ownership. As of June 30, 1998, William Smith and Rhonda Smith beneficially owned approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

        Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of June 30, 1998, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997 following the expiration of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company and its PCI Video Products, Inc. subsidiary ("PCI Video") have been named parties to a lawsuit, Virtual Ambiance, Inc. v. Video Conferencing Communications. Inc., et al., filed August 11, 1997 in the Superior Court of the State of California for the County of Orange, Case No. 782856. The complaint alleges causes of action against the Company and PCI Video for negligent misrepresentation, fraud, declaratory relief, breach of covenant of good faith and fair dealing, and civil conspiracy, involves a dispute over the licensing of video conferencing software, and seeks consequential and punitive damages against all defendants. The Company and PCI Video demurred to the complaint, and the court on March 24, 1998 dismissed the causes of action for declaratory relief and breach of the covenant of good faith and fair dealing, and ordered the plaintiff to amend its remaining causes of action to conform with state pleading requirements. After Virtual Ambiance, Inc. filed an amended complaint, the Company and PCI Video answered the amended complaint on May 21, 1998. The Company and PCI Video are currently engaged in discovery. The Company and PCI Video believe the claims against them lack any merit and have no factual basis. The Company and PCI Video are vigorously defending the case and intend to continue to do so.


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

        Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the Registration Statement.

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

 Exhibit
   No.                      Title                            Method of Filing
 -------                    -----                            ----------------
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

10.16       Fourth Addendum to Office Building     Incorporated by reference to Exhibit 10.16
            Lease, dated April 21, 1995, by and    to the Registrant's Registration Statement
            between the Company and T&C            No.33-95096
            Development.

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1997


 Exhibit
   No.                      Title                            Method of Filing
 -------                    -----                            ----------------
20.1        1996 Investment Profile                Incorporated by reference to Exhibit 20.1
                                                   to the Registrant's Quarterly Report on
                                                   Form 10-Q for the quarter ended March 31,
                                                   1997

21.1        Subsidiaries of Registrant             Incorporated by reference to Exhibit 21.1
                                                   to the Registrant's Annual Report on Form
                                                   10-K for the fiscal year ended December
                                                   31, 1995

27          Financial Data Schedule.               Filed Herewith





(B) REPORTS ON FORM 8-K

        No Current reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SMITH MICRO SOFTWARE, INC.

August 12, 1998                             By /s/ WILLIAM W. SMITH, JR.
                                            William W. Smith, Jr.
                                            Chairman of the Board, President and
                                            Chief  Executive Officer
                                            (Principal Executive Officer)

August 12, 1998                             By /s/ MARK W. NELSON
                                            Mark W. Nelson
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


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

 Exhibit
   No.                      Title                            Method of Filing
 -------                    -----                            ----------------
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

10.16       Fourth Addendum to Office Building     Incorporated by reference to Exhibit 10.16
            Lease, dated April 21, 1995, by and    to the Registrant's Registration Statement
            between the Company and T&C            No.33-95096
            Development.

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1997


 Exhibit
   No.                      Title                            Method of Filing
 -------                    -----                            ----------------
20.1        1996 Investment Profile                Incorporated by reference to Exhibit 20.1
                                                   to the Registrant's Quarterly Report on
                                                   Form 10-Q for the quarter ended March 31,
                                                   1997

21.1        Subsidiaries of Registrant             Incorporated by reference to Exhibit 21.1
                                                   to the Registrant's Annual Report on Form
                                                   10-K for the fiscal year ended December
                                                   31, 1995

27          Financial Data Schedule.               Filed Herewith
