Form 10-Q
period 1998-09-30
SMITH MICRO SOFTWARE INC
filed 1998-11-13
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                 YES (X) NO ( )

        As of October 30, 1998, there were 14,074,698 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 (UNAUDITED)
         AND DECEMBER 31, 1997                                                                           3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                                 4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                                          5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                            6

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                                            9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                              21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               22

SIGNATURES                                                                                              25




                           FORWARD LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE "SAFE HARBORS" CREATED BY THESE SECTIONS. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THE FOLLOWING FACTORS, TOGETHER WITH THOSE ADDITIONAL RISKS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q (PARTICULARLY IN "RISK FACTORS" COMMENCING ON PAGE 13), COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED BY FORWARD LOOKING STATEMENTS HEREIN SET FORTH: DEMAND FOR COMMUNICATION SOFTWARE; DEMAND FOR MODEMS AND OTHER ELECTRONIC COMMUNICATION DEVICES; NATIONAL, REGIONAL AND INTERNATIONAL ECONOMIC CONDITIONS AFFECTING THE SUPPLY OF AND DEMAND FOR COMMUNICATION SOFTWARE, MODEMS OR OFFERINGS BY THE COMPANY; THE COMPANY'S ABILITY TO COMPETE IN AND SELL ITS PRODUCTS THROUGH THE RETAIL CHANNEL AND ORIGINAL EQUIPMENT MANUFACTURERS' (OEMS) DISTRIBUTION CHANNEL; THE COMPANY'S ABILITY TO COMPETE AND SELL ITS PRODUCTS THROUGH THE CORPORATE AND GOVERNMENT MARKETPLACE; DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN AND EXPAND ITS CUSTOMER BASE; AND THE COMPANY'S ABILITY TO ANTICIPATE AND ADJUST TO TECHNOLOGICAL SHIFTS AND CHANGES IN THE ELECTRONIC COMMUNICATION SOFTWARE AND HARDWARE INDUSTRIES. ALL FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE CONSIDERED IN LIGHT OF THESE AND ANY OTHER FACTORS WHICH MIGHT CAUSE THE COMPANY'S FUTURE PERFORMANCE TO MATERIALLY DIFFER FROM THAT ANTICIPATED BY THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             September 30,           December 31,
                                                                                 1998                    1997
                                                                             -------------           ------------
                                                                              (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $13,222               $14,367
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,621 (1998) and $1,413 (1997)                         4,105                 3,808
Income taxes receivable                                                              759                 1,127
Deferred tax asset                                                                   467                   467
Inventories                                                                          746                   553
Prepaid expenses and other current assets                                            590                   503
                                                                                 -------               -------
    Total current assets                                                          19,889                20,825

EQUIPMENT AND IMPROVEMENTS, net                                                      325                   444
DEFERRED TAX ASSET                                                                   139                   139
INTANGIBLE ASSETS, net                                                               540                   347
                                                                                 -------               -------
                                                                                 $20,893               $21,755
                                                                                 =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $   887               $   877
Accrued liabilities                                                                1,067                   635
                                                                                 -------               -------
    Total current liabilities                                                      1,954                 1,512

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares authorized;
  14,075,000 shares issued and outstanding (1998 and 1997)                            14                    14
Additional paid-in capital                                                        21,250                21,250
Accumulated deficit                                                               (2,325)               (1,021)
                                                                                 -------               -------
    Total stockholders' equity                                                    18,939                20,243
                                                                                 -------               -------
                                                                                 $20,893               $21,755
                                                                                 =======               =======




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                        1998          1997               1998            1997
                                      -------       -------            -------         -------
NET REVENUES                          $ 2,087       $ 3,150            $ 7,009         $ 8,428

COST OF REVENUES                          693           864              2,140           2,944
                                      -------       -------            -------         -------
GROSS PROFIT                            1,394         2,286              4,869           5,484

OPERATING EXPENSES:
Selling and marketing                   1,028           688              2,555           2,604
Research and development                  816           803              2,441           2,536
General and administrative                820           907              2,496           3,379
                                      -------       -------            -------         -------

  Total operating expenses              2,664         2,398              7,492           8,519
                                      -------       -------            -------         -------

OPERATING LOSS                         (1,270)         (112)            (2,623)         (3,035)

INTEREST INCOME                           201           171                564             531
                                      -------       -------            -------         -------

INCOME (LOSS) BEFORE INCOME TAXES      (1,069)           59             (2,059)         (2,504)

INCOME TAX EXPENSE (BENEFIT)             (361)           24               (755)           (873)
                                      -------       -------            -------         -------

NET INCOME (LOSS)                     $  (708)      $    35            $(1,304)        $(1,631)
                                      =======       =======            =======         =======

NET INCOME (LOSS) PER SHARE,
  basic and diluted                   $ (0.05)      $  0.00            $ (0.09)        $ (0.12)
                                      =======       =======            =======         =======




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                      For The Nine Months
                                                                      Ended September 30,
                                                                   1998                 1997
                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(1,304)              $(1,631)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                      512                   446
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                           208                  (472)
  Change in operating accounts:
    Accounts receivable                                             (505)                2,271
    Income taxes receivable                                          368                (1,128)
    Inventories                                                     (193)                  (47)
    Prepaid expenses and other current assets                        (87)                  158
    Accounts payable and accrued liabilities                         442                  (812)
                                                                 -------               -------
      Net cash used in operating activities                         (559)               (1,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (78)                  (99)
Acquisition of technology                                           (508)
                                                                 -------               -------
      Net cash used in investing activities                         (586)                  (99)
                                                                 -------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,145)               (1,314)

CASH AND CASH EQUIVALENTS, beginning of period                    14,367                14,487
                                                                 -------               -------

CASH AND CASH EQUIVALENTS, end of period                         $13,222               $13,173
                                                                 =======               =======



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission regulations. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ended December 31, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1997 as footnotes and certain financial presentations are condensed or omitted from generally accepted accounting principles presentation requirements, pursuant to the SEC rules and regulations.

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

        The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants which supersedes SOP 91-1. SOP 97-2 provides guidance on when revenue should be recognized, and in what amounts, for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 had no material impact on the Company's recognition of revenue.

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 1998, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

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

                                               For the Three Months              For the Nine Months
                                             Ended September 30, 1998            Ended September 30,
                                           ----------------------------       ---------------------------
                                              1998             1997             1998             1997
                                           ----------        ----------       ----------       ----------
Weighted average number of shares
outstanding, basic and diluted             14,075,000        14,075,000       14,075,000       14,075,000
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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three and nine month periods ending September 30, 1998 and 1997, there was no difference between net income, as reported, and comprehensive income.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

        Smith Micro, founded in 1982, develops and sells communications software for personal and business use. The Company's strategy is to enhance human interaction by providing its customers with effective and efficient methods of communicating through text, sound and motion. Smith Micro's products enable personal communication through fax, telephony, video conferencing, multimedia e-mail, video security, paging and data transmission. The Company shipped its first data communication software product in 1985 and, since that time, the Company's revenues have been primarily the result of the market acceptance of its OEM fax and data communication software products. The Company began providing video communication products in 1996 to both OEM and retail customers. In January 1998, the Company purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, Smith Micro shipped its first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and Wide Area Networks. Designed to take advantage of high bandwidth technology, the product functions over various IP connectivity hardware including xDSL modems, cable modem, network interface devices and analog modems.

        The Company recognizes revenues from sales of its software as completed products are shipped and from royalties generated as authorized customers duplicate the Company's software. Any material reduction in demand for the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition. The Company continues to introduce new products and its future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. The Company has allowed its customers to return unused software, constituting 17.6%, 26.8% and 16.8% of the Company's net revenues for the nine months ended September 30, 1998 and for the years 1997 and 1996, respectively.

        A small number of OEM customers have historically accounted for a substantial portion of the Company's revenues. In June 1997, 3Com Corporation ("3Com") acquired Smith Micro's largest customer to date, U.S. Robotics Corporation ("U.S. Robotics"), as a wholly owned subsidiary. Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 25.8%, 43.4% and 46.4% of net revenue for the nine months ended September 30, 1998 and the years 1997 and 1996, respectively. During the nine months ended September 30, 1998 and the years 1997 and 1996, the Company's three largest OEM customers, including 3Com, accounted for 38.4%, 56.9% and 62.9%, respectively, of net revenues. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business, results of operations and financial condition.

        The OEM product ordering cycle beginning from placement of an order to shipping is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. The Company's products are generally shipped as orders are received and, accordingly, the Company has historically operated with little backlog, and does not consider backlog to be a significant indication of future performance. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, the Company does not generally produce software in advance of orders and therefore has not maintained a material amount of software inventory.

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


                                             For The Three Months      For The Nine Months
                                              Ended September 30,      Ended September 30,
                                             ----------------------   ----------------------
                                               1998         1997        1998         1997
                                             ---------    ---------   ---------    ---------
Net revenues                                   100.0%       100.0%      100.0%       100.0%
Cost of revenues                                33.2%        27.4%       30.5%        34.9%
                                             ---------    ---------   ---------    ---------
Gross profit                                    66.8%        72.6%       69.5%        65.1%
Operating expenses:
   Selling and marketing                        49.2%        21.8%       36.5%        30.9%
   Research and development                     39.1%        25.5%       34.8%        30.1%
   General and administrative                   39.3%        28.8%       35.6%        40.1%
                                             ---------    ---------   ---------    ---------
Total operating expenses                       127.6%        76.1%      106.9%       101.1%
                                             ---------    ---------   ---------    ---------
Operating income (loss)                        -60.8%        -3.5%      -37.4%       -36.0%
Interest income                                  9.6%         5.4%        8.0%         6.3%
                                             ---------    ---------   ---------    ---------
Income (loss) before income taxes              -51.2%         1.9%      -29.4%       -29.7%
Income tax expense (benefit)                   -17.3%         0.8%      -10.8%       -10.3%
                                             ---------    ---------   --------     ---------
Net income (loss)                              -33.9%         1.1%      -18.6%       -19.4%
                                             =========    =========   =========    =========



NET REVENUES

        Net revenues decreased 33.8% to $2.1 million in the three months ended September 30, 1998 from $3.2 million in the three months ended September 30, 1997. The decrease in revenue was primarily due to the reduced demand by the company's largest OEM analog modem customers, including 3Com, and due to pricing pressures. Sales to 3Com decreased 80.9% for the three months ended September 30, 1998 compared to September 30, 1997. The decrease in revenue from analog modem manufacturers was offset by an increase in retail revenue for the Company's fax products and the launch of its new Internet communications software product and development fee revenues.

        Net revenues decreased 16.8% to $7.0 million in the nine months ended September 30, 1998 from $8.4 million in the nine months ended September 30, 1997. The decrease in revenue was the result of the reduced demand by the company's largest OEM analog modem customers, including 3Com. Sales to 3Com decreased 50.1% for the nine months ended September 30, 1998 compared to September 30, 1997. The decrease in revenue from analog modem manufacturers was offset by an increase in OEM revenue from PC manufacturers and increased retail revenue.


GROSS PROFIT

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased 39.0% to $1.4 million in the three months ended September 30, 1998 from $2.3 million in the three months ended September 30, 1997. As a percentage of net revenues, gross profits decreased to 66.8% in the three months ended September 30, 1998 from 72.6% in the three months ended September 30, 1997. The reduction in gross profit and gross profit percentage was directly attributable to the 33.8% reduction in net revenues with some offset generated by the company's flexible manufacturing process and improved controls over manufacturing expenses.

        Gross profit decreased 11.2% to $4.9 million in the nine months ended September 30, 1998 from $5.5 million in the nine months ended September 30, 1997. As a percentage of net revenues, gross profits increased to 69.5% in the nine months ended September 30, 1998 from 65.0% in the nine months ended September 30, 1997. The decrease in gross profit was attributable to the 16.8% reduction in net revenue. The increase in gross profit as a percentage of net revenue is due to a shift in product mix, the company's flexible manufacturing process and improved controls over manufacturing expenses.


SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Sales and marketing expenses increased 49.4% to $1.0 million in the three months ended September 30, 1998 from $688,000 in the three months ended September 30, 1997. As a percent of net revenues, sales and marketing expenses increased to 49.3% of net revenues in the three months ended September 30, 1998 from 21.8% in the three months ended September 30, 1997. The increase in sales and marketing expenses is primarily due to expenditures associated with the marketing and retail efforts used to introduce the Company's new internet communications software product.

        Sales and marketing expenses remained constant at $2.6 million in the nine months ended September 30, 1998 and in the nine months ended September 30, 1997. As a percentage of net revenues, sales and marketing expenses increased to 36.5% in the nine months ended September 30, 1998 from 30.9% in the nine months ended September 30, 1997 primarily due to the decrease in net revenue.


RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities. Research and development expenses increased 1.6% to $816,000 in the three months ended September 30, 1998 from $803,000 in the three months ended September 30, 1997. Research and development expenses remain relatively constant as the Company works to develop new products. As a percent of net revenues, research and development expenses increased to 39.1% for the three months ended September 30, 1998 from 25.5% for the three months ended September 30, 1997.

        Research and development expenses decreased 3.8% to $2.4 million in nine months ended September 30, 1998 from $2.5 million in the nine months ended September 30, 1997. Research and development expenses remain relatively constant as the Company works to develop new products. As a percentage of net revenues, research and development expenses increased to 34.8% in the nine months ended September 30, 1998 from 30.1% in the nine months ended September 30, 1997.


GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses represent operating expenses that are not included as costs of sales, sales and marketing or research and development. General and administrative expenses decreased 9.6% to $820,000 in the three months ended September 30, 1998 from $907,000 in the three months ended September 30, 1997. The decrease was primarily due to cost control measures. As a percent of net revenues, general and administrative expenses increased to 39.3% of net revenues in the three months ended September 30, 1998 from 28.8% in the three months ended September 30, 1997.

        General and administrative expenses decreased 26.1% to $2.5 million in the nine months ended September 30, 1998 from $3.4 million in the nine months ended September 30, 1997. The decrease was primarily due to the higher allowance for bad debt in 1997 and cost control measures during 1998. As a percentage of net revenues, general and administrative expenses decreased to 35.6% in the nine months ended September 30, 1998 from 40.1% in the nine months ended September 30, 1997.


INCOME TAXES

        The income tax benefit was $361,000 for the three months ended September 30, 1998 based on a loss before income taxes of $1.1 million compared to an income tax expense of $24,000 for the three months ended September 30, 1997 based on income before income taxes of $59,000.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through cash generated from operations. Net cash used in operating activities was $559,000 in the nine months ended September 30, 1998 compared to $1.2 million used in operations in the nine months ended September 30, 1997. The primary uses of cash during the nine months ended September 30, 1998 were the Company's net loss and an increase in both accounts receivable and inventory. Cash used in operating activities was offset by non-cash adjustments to the Company's net loss of depreciation, amortization and allowances for returns, combined with a decrease in income taxes receivable and an increase in trade payables.

        During the nine months ended September 30, 1998, the Company used $586,000 in investing activities, consisting primarily of the $458,000 acquisition of the fax technology assets of Mitek Systems, Inc.

        At September 30, 1998, the Company had $13.2 million in cash and cash equivalents and $17.9 million of working capital. The Company had $4.1 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.


YEAR 2000 COMPLIANCE

        The Company is aware of issues associated with computer systems as the year 2000 approaches. Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than two years, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that Year 2000 issues could encompass its internal systems used to operate and monitor the business, its third party vendors and customers and its software products. Significant uncertainty exists in the computer industry concerning the potential effects associated with such compliance.

        The Company believes that it has identified substantially all of the major internal systems and software applications that are important to the operation and monitoring of its business. The Company has obtained confirmation from vendors of certain purchased systems and software applications used for internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The Company has recently completed the installation of such upgrades to its current systems. The Company believes that with the upgrades, modifications and conversions it has made to date, the Year 2000 issue will not have a material impact on the Company's internal systems, however, there can be no assurance that the systems and software applications used for the Company's internal operations do not contain undetected errors or defects associated with the Year 2000 date functions.

        The Company is in the process of evaluating its critical external relationships, including both third party vendors and customers, to determine the extent to which the Company may be vulnerable to the failure of such third parties to resolve their own Year 2000 issues. The Company is gathering information through direct communication with third parties, SEC filings, information provided by the third parties' corporate web sites and product marketing documentation. Third parties being evaluated include, among others, software duplication vendors, freight companies, payroll service providers and our largest customers. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

        The Company currently offers software products that are designed to be Year 2000 compliant. The Company's software products do not utilize dates in their primary functions. The Company has evaluated its software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believes that Year 2000 problems will not effect the functionality of its software products. However, there can be no assurance that the Company's products, or the hardware or software applications used by a customer, do not contain undetected errors or defects associated with Year 2000 date functions.

        The Company has been using both external and internal resources to reprogram or replace its systems and software applications for Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete Year 2000 modifications, including testing, by late 1998. Management currently estimates that the total cost remaining, subsequent to September 30, 1998, to address the Year 2000 issues is less than $25,000. This estimate is based on assumptions that include the assumption that the Company has already identified the most significant Year 2000 issues and that the plans of its third party suppliers and customers will be fulfilled in a timely manner at no cost to the Company. All remaining Year 2000 issue costs will be funded through operating cash flows.

        Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware. Should the Company not be completely successful in mitigating internal and external Year 2000 risks, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities at the Company or its vendors and suppliers. The Company is currently developing contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations. The Company believes, that under a worst case scenario, it could continue the majority of its normal business activities with the use of manual processing, alternate suppliers and an accelerated program of replacement for equipment or software applications.

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

        Fluctuations in Quarterly Operating Results. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter as a result of a number of factors including, but not limited to, the size and timing of orders from, and shipments to, major customers; the ability to maintain or increase gross margins; the ability of the Company's customers to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors and customers; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, applications, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and, accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. While the Company has not historically experienced seasonality in its sales, many of the Company's OEM customers experience seasonality in their sales, and the Company's sales may, in the future, be subject to seasonality particularly as its sales of retail products increase. These or other factors may influence quarterly results in the future and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

        Reliance on 3Com Corporation. Sales to 3Com (primarily U.S Robotics and its subsidiaries), accounted for approximately 25.8%, 43.4% and 46.4% of net revenue for the nine months ended September 30, 1998 and the years 1997 and 1996, respectively. The Company expects that the 3Com entities will continue to account for a significant portion of the Company's revenues in future periods. In April 1996, the Company entered into an OEM agreement having an initial one-year term with a wholly-owned subsidiary of U.S. Robotics, which superseded a previous agreement between the parties. The agreement automatically renews at the end of each one year term unless a party provides at least 60 days notice of its intent to terminate the agreement at the end of the then-current term. During 1998, the agreement automatically renewed according to its terms and during 1997 certain other 3Com entities were added as parties pursuant to new addenda to the agreement. Under the terms of the agreement, the Company granted certain pricing incentives to the 3Com entities in consideration for which the Company became the provider of fax, data, voice and telephony communications software for such 3Com entities. In addition, under the terms of the agreement, certain of the 3Com entities agreed to place Smith Micro retail products and commercials for such products on certain of their compact disks. The agreement does not require any 3Com entity to purchase any minimum quantity of Smith Micro products and may be terminated by a party at any time for any reason upon 60 days prior written notice. As a result, there can be no assurance that the 3Com entities will continue to purchase the Company's products.

        While the Company believes that it has been the principal supplier of OEM fax, voice and data communications software products to U.S. Robotics, there can be no assurance that U.S. Robotics and the other 3Com entities to which the Company sells products will not seek additional sources for such products in the future. Accordingly, there can be no assurance that sales to the 3Com entities will reach or exceed, in any future period, the historical levels of sales to U.S. Robotics. A substantial decrease or delay in sales to the 3Com entities would have a material adverse effect on the Company's business, results of operations and financial condition.

        Concentration of OEM Customer Revenues. In addition to the 3Com entities, including U.S. Robotics, the Company has in the past derived, and expects in the future to derive, a significant portion of its revenues from a relatively small number of OEM customers. The Company's three largest OEM customers, including the 3Com entities, represented approximately 38.4%, 56.9% and 62.9% of net revenue for the nine months ended September 30, 1998 and the years 1997 and 1996, respectively. The Company expects that it will continue to be dependent upon relatively large orders from major OEM customers for a significant portion of its revenues in future periods, although none of them is obligated to purchase any products. Accordingly, there can be no assurance that any sales to these entities, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. Any substantial decrease or delay in sales to one or more of these entities would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's OEM customers have in the past, and may in the future, acquire competitors, or be acquired by competitors, causing further consolidation in the modem industry. Previous acquisitions in the modem industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a delay in orders previously made by the customer. Moreover, acquisitions involving existing OEM customers may cause the concentration of the Company's customer revenues to increase if the combined companies continue to purchase the Company's software products. Although the Company maintains allowances for doubtful accounts, the insolvency of one or more of the other major customers of the Company could substantially impair the Company's business, results of operations and financial condition.

        Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. The sale of QuickLink related products represented approximately 62.6%, 81.3% and 69.4% of the Company's net revenues in the nine months ended September 30, 1998 and during the years 1997 and 1996 respectively. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Declines in revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the market for the Company's products, the effect of new products, applications or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products, applications or product enhancements.

        Retail Product Strategy. The Company's revenues have historically been generated almost entirely on the strength of its OEM sales. The Company is continuing efforts to develop its retail market. The Company recently added Internet CommSuite to its existing line of retail software products that include HotFax MessageCenter, HotFax, VideoLink Mail Pro, MacCom Center HotPage and HotFaxShare, among others. Strengthening product recognition and building distribution channels requires significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. The company's retail sales strategy relies on distributors, retailers, Internet distributors and value added resellers (collectively, "VARs") for marketing and distribution. There can be no assurance that the Company will be successful in recruiting VARs and retailers to represent it. There can be no assurance that the retail sales efforts will provide the contribution margin to operating income that the Company has historically achieved on its OEM sales.

        The Company's ability to maintain distributor and retailer relationships is largely a function of sales volume. If the Company does not meet certain minimum volume requirements, it may not be able to maintain its relationships. The Company's agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of the Company's retailers and VARs carry product lines that are competitive with those of the Company. There can be no assurance that these retailers and VARs will give a high priority to the marketing of the Company's products or that retailers and VARs will continue to carry the Company's products. These retailers and VARs typically are allowed to return products without charge or penalty. A component of the Company's revenue recognition policy is that the Company calculates an allowance for product returns based on its historical experience. If retail sales of the Company's products increase, the risk of product returns will increase. While the Company's revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of the Company's previous experience, causing the Company to revise its estimates and increase the allowances for such returns. Excessive or unanticipated returns could materially adversely affect the Company's business, results of operations and financial condition. The Company's results of operations could also be materially adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. Any of these unanticipated changes in the Company's distribution channels could materially adversely affect the Company's business, results of operations and financial condition.

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

        Competitive Threat from Microsoft and Other Operating Systems. The Company faces competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating platforms, Windows, Windows NT and DOS, Microsoft represents a significant competitive threat to all personal computer software vendors, including the Company. In addition, Windows 98, Windows 95 and Windows NT, the latest Microsoft operating systems, include capabilities now provided by certain of the Company's OEM and retail software products, including the Company's principal product, QuickLink. If the communications capabilities of Windows 98, Windows 95, Windows NT or other operating systems are adopted by users, sales of the Company's products could decline.

        Competition. The markets in which the Company operates are highly competitive and subject to rapid changes in technology. The strategic directions of major personal computer hardware manufacturers, operating system developers and communication hardware manufacturers are also subject to changes. The Company competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers. The Company also competes with other software companies in its efforts to acquire software technology developed by third parties. These factors may result in increased price competition. Additionally, there can be no assurance that competitors will not develop or acquire products that are superior to the Company's products or that achieve greater market acceptance.

        The Company's retail products face significant competition. For example, HotFax MessageCenter and HotFax, the Company's principal fax related retail products, compete directly with Symantec's WinFax Pro. Symantec is well established in the retail distribution channel. There can be no assurance that HotFax MessageCenter, HotFax, Internet CommSuite, VideoLink Mail Pro, HotPage, HotFaxShare or any of the Company's other retail product lines will capture a significant share of the retail market for communications software. In addition, the Company's new Internet communications software, Internet CommSuite, competes in a new and rapidly changing software market. Some of the current competitors in this retail market are White Pine and VocalTech, and there can be no assurance that the Company will compete successfully with these and any future competitors. In the OEM distribution channel, the Company has several competitors, among them Symantec, Cheyenne, Intel, Microsoft, White Pine, VocalTech and VDONet. Some of the Company's competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse effect on the Company's business, results of operations and financial condition.

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

        Many of the Company's existing and potential OEM customers are major manufacturers of modems and have substantial technological capabilities. These customers may currently be developing, or may in the future develop, products that compete directly with the Company's products and may, therefore, discontinue purchases of the Company's products. The Company's future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communications software from the Company rather than design and develop their own software. In light of the fact that the Company's customers are not contractually obligated to purchase any of the Company's products, there can be no assurance that the Company's existing OEM customers will continue to rely, or expand their reliance, on the Company as an external source for communications software.

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

        Corporate and Government Product and Marketing Strategy. The Company's revenues have historically been generated almost entirely on the strength of its OEM sales. Since the second quarter of 1997 the Company has been adding, and plans to continue to add, the infrastructure necessary to support a focus on the corporate and government markets. In January 1998, the Company acquired network fax software technology from Mitek Systems, Inc. as a part of its strategy to address this market. Additionally, the Company continues to invest resources in the research and development of products, and the technological capabilities of its existing products, offered in this market. There can be no assurance that the additional infrastructure required in sales and marketing to the corporate and government markets, or the investment in engineering resources for applications specific to such markets, will yield significant sales growth for the Company or provide the operating margins historically achieved by the Company's OEM sales.

        Potential for Undetected Errors. Software products as complex as those offered by the Company may contain undetected errors. The Company has in the past discovered software errors in certain of its products and has experienced delayed or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new or existing products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or the recall of such products, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company provides customer support for most of its products. The Company is preparing to launch several new products. If these products are flawed or are more difficult to use than traditional Company products, customer support costs could rise and customer satisfaction levels could fall.

        Pre-Load and Royalty Based Software Market. The Company primarily sells its software in a form that includes a disk or CD-ROM and a manual. Some of the Company's customers "pre-load" the Company's software onto a CD, diskette or the hard drive of a personal computer and pay a royalty based on units produced or shipped. These arrangements eliminate the need for the Company to provide a disk or CD-ROM and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company believes these facilities contribute profits to the Company. Currently, the Company has the capability to produce its products in-house on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. As the size of software programs grow, CD-ROM is becoming a more prominent medium. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and CD-ROM production, which could have a material adverse effect on the Company's operating results.

        Acceptance of Internet Communications Products. The Company's internet communications software was released at the end of this quarter. Initial sales volume is the result of stocking levels in the retail channel and does not include significant revenue from OEM customers. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Internet communications software products compete in a new and rapidly changing market and there can be no assurance that such products will receive or gain market acceptance. Lack of market acceptance this or other similar products, or delays in or non-completion of the development of new Internet communication software products, could have an adverse impact on the Company's business, results of operations and financial condition. In addition, certain features within the Company's Internet communications software product compete against products provided by several competitors, including White Pine, Connectix, Intel, Microsoft, VocalTech and VDONet, some of whom have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully against these and any future competitors in the Internet communications software market.

        Acceptance of Video Related Products. The Company's video communications software sales volume has achieved only modest growth and has not become a significant part of net revenues. Video communications software products compete in a new and rapidly changing market and there can be no assurance that such products will receive or gain market acceptance. Lack of market acceptance of such products, or delays in or non-completion of the development of new video communications software products, could have an adverse impact on the Company's business, results of operations and financial condition. In addition, video communications software products compete against those of several competitors, including White Pine, Connectix, Intel, Microsoft, VocalTech and VDONet, some of whom have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully against these and any future competitors in the video conferencing software market.

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

        Duplication of Software; Reliance on Third Party Suppliers. The Company uses outside third parties for CD-ROM replication. The equipment to replicate CD-ROMs is very costly making it unlikely that the Company will add this capability internally. Because the Company is dependent on CD-ROM replication facilities for both the timing and pricing of the software produced in CD-ROM format, any adverse changes in the timing of such replication could impair the Company's ability to deliver products to customers and any price increases could reduce gross margins which, in each case, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        The Company relies on third party suppliers who provide the components used in its kitted products. These components include disks, CDs and printed manuals. Disk shortages have occurred in the past and there can be no assurance that shortages will not recur. If the Company cannot obtain a sufficient quantity of disks or other components, or cannot obtain disks or other components at prices at least comparable to prices paid currently, the Company's business, results of operations and financial condition could be materially adversely affected.

        International Sales. The Company presently operates in foreign markets and intends to expand its international presence. International revenues represented 24.4%, 24.3% and 14.4% of the Company's net revenues in the nine months ended September 30, 1998 and in the years 1997 and 1996, respectively. International business is subject to risks in addition to those inherent in the

Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. dollars, there can be no assurance that the Company will be able to continue this policy if it is able to grow international sales. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

        Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law that may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks, including QuickLink, QuickLink Gold, HotFax, HotPage, HotLine, HotDesk and CrossConnect but has not yet obtained registrations for all of its trademarks in the United States or other countries. Prior to becoming a publicly held entity, the Company did not require its employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. In addition, the Company has recently started the patent application process for a number of technologies that could provide additional protection for existing products and products under development. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information or will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

        From time to time, the Company has received, and may receive in the future, communications from third parties asserting that the Company's trade name or features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. Should there be a successful challenge to the Company's use of any of its trademarks, the Company could incur significant expenses in connection therewith and experience a loss of goodwill related thereto.

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

        Year 2000 Compliance. The Company is aware of issues associated with computer systems as the year 2000 approaches. Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than two years, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that Year 2000 issues could encompass its internal systems used to operate and monitor the business, its third party vendors and customers and its software products. significant uncertainty exists in the computer industry concerning the potential effects associated with such compliance.

        The Company believes that it has identified substantially all of the major internal systems and software applications that are important to the operation and monitoring of its business. The Company has obtained confirmation from vendors of certain purchased systems and software applications used for internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The Company has recently completed the installation of such upgrades to its current systems. The Company believes that with the upgrades, modifications and conversions it has made to date, the Year 2000 issue will not have a material impact on the Company's internal systems, however, there can be no assurance that the systems and software applications used for the Company's internal operations do not contain undetected errors or defects associated with the Year 2000 date functions.

        The Company is in the process of evaluating its critical external relationships, including both third party vendors and customers, to determine the extent to which the Company may be vulnerable to the failure of such third parties to resolve their own Year 2000 issues. The Company is gathering information through direct communication with third parties, SEC filings, information provided by the third parties' corporate web sites and product marketing documentation. Third parties being evaluated include, among others, software duplication vendors, freight companies, payroll service providers and our largest customers. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

        The Company currently offers software products that are designed to be Year 2000 compliant. The Company's software products do not utilize dates in their primary functions. The Company has evaluated its software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believes that Year 2000 problems will not effect the functionality of its software products. However, there can be no assurance that the Company's products, or the hardware or software applications used by a customer, do not contain undetected errors or defects associated with Year 2000 date functions.

        The Company has been using both external and internal resources to reprogram or replace its systems and software applications for Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete Year 2000 modifications, including testing, by late 1998. Management currently estimates that the total cost remaining, subsequent to September 30, 1998, to address the Year 2000 issues is less than $25,000. This estimate is based on assumptions that include the assumption that the Company has already identified the most significant Year 2000 issues and that the plans of its third party suppliers and customers will be fulfilled in a timely manner at no cost to the Company. All remaining Year 2000 issue costs will be funded through operating cash flows.

        Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware. Should the Company not be completely successful in mitigating internal and external Year 2000 risks, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities at the Company or its vendors and suppliers. The Company is currently developing contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations. The Company believes, that under a worst case scenario, it could continue the majority of its normal business activities with the use of manual processing, alternate suppliers and an accelerated program of replacement for equipment or software applications.

        Concentration of Ownership. As of September 30, 1998, William Smith and Rhonda Smith beneficially owned approximately 69.5% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect the Company's directors and determine the outcome of any corporate action requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

        Shares Eligible for Future Sale. No prediction can be made as to the effect, if any, that future sales of Company Common Stock or the availability of such Common Stock for future sales will have on the market price of the Company's Common Stock. As of September 30, 1998, the Company had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,781,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997 following the expiration of a two year lock-up agreement with certain representatives of the underwriters of the Company's initial public offering which consummated in September 1995. Sales of a substantial number of shares of Common Stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of the Common Stock.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The Company and its PCI Video Products, Inc. subsidiary ("PCI Video") have been named parties to a lawsuit, Virtual Ambiance, Inc. v. Video Conferencing Communications. Inc., et al., filed August 11, 1997 in the Superior Court of the State of California for the County of Orange, Case No. 782856. In October 1998, the Company and PCI Video successfully obtained a terminating sanction against Virtual Ambiance, resulting in immediate dismissal of the lawsuit with prejudice.


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

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11

Exhibit
  No.                      Title                            Method of Filing
-------                    -----                            ----------------

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form

Exhibit
  No.                      Title                            Method of Filing
-------                    -----                            ----------------
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1997

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

27          Financial Data Schedule.               Filed Herewith





(B) REPORTS ON FORM 8-K

        No Current reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SMITH MICRO SOFTWARE, INC.

November 13, 1998                               By /s/ WILLIAM W. SMITH, JR.
                                                William W. Smith, Jr.
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

November 13, 1998                               By /s/ MARK W. NELSON
                                                Mark W. Nelson
                                                Chief Financial Officer
                                                (Principal Financial Officer)

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

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11

Exhibit
  No.                      Title                            Method of Filing
-------                    -----                            ----------------

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form

Exhibit
  No.                      Title                            Method of Filing
-------                    -----                            ----------------
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1997

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
