Form 10-K
period 1998-12-31
SMITH MICRO SOFTWARE INC
filed 1999-03-31
CIK 948708

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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

         The Registrant does not have different classes of Common Stock. As of March 23, 1999, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $11,290,199, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

         As of March 23, 1999, there were 14,074,698 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 26, 1999, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Report.


===============================================================================

                           SMITH MICRO SOFTWARE, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                                          PART I

Item 1.        BUSINESS..........................................................................    3
Item 2.        PROPERTIES........................................................................   22
Item 3.        LEGAL PROCEEDINGS.................................................................   22
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS................................   22

                                                          PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   23
Item 6.        SELECTED FINANCIAL DATA...........................................................   25
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.......................................................   26
Item 7A.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK........................   31
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................   31
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE........................................................   31

                                                         PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS..................................................   32
Item 11.       EXECUTIVE COMPENSATION............................................................   32
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................   32
Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................   32


                                                          PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................   33

                           -------------------------

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 14 OF THIS ANNUAL REPORT AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Smith Micro Software, Inc. develops and sells communications software for personal and business use. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. Smith Micro's products enable personal communication through telephony, fax, multimedia email, data, paging, video security and video conferencing.

         Recently, we have been developing new products that leverage off of our core technologies to address the consumer's use of the Internet and corporate intranets. We intend to leverage our experience and position with original equipment manufacturers, commonly referred to as OEMs, to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. Our corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranet.

         We began as a provider of fax and data communication software and continue to be a leading provider to modem manufacturers (based upon units included with analog modems sold through resellers and retailers in the United States.) Smith Micro was incorporated in California in November 1983 and reincorporated in Delaware in July 1995.

INDUSTRY BACKGROUND

         Businesses and consumers are using the Internet to communicate, transact business, share information and access vast information resources. The increasing demand for Internet access is driving the adoption of new technology that enhances the Internet experience. These advances are found in multimedia personal computers and Internet access devices such as analog modems, cable modems, xDSL modems and network interface cards and software solutions. A research group, International Data Corporation, suggests that the number of worldwide Web users will grow dramatically in the future. Web users will increase from 87 million in 1997 to approximately 502 million worldwide by the year 2003. In 1997, 17% of web users made purchases over the Internet, a figure that is projected to be 36% in 2003. In addition, the dollar amount of transactions over the Internet is expected to increase from $15 billion in 1997 to an approximation of $1.3 trillion in 2003.

         Manufacturers of connectivity devices such as analog modems, cable modems, xDSL modems and network interface cards enable personal computer communication using direct connections, or connections over the Internet, intranets, Local Area Networks and Wide Area Networks. By adopting new technology, these manufacturers have been able to deliver products with higher transmission speeds and increased functionality. The rapid pace of these changes, the need to support a variety of operating systems, including Windows 95, Windows 98, Windows NT, Windows 3.x and Macintosh, and the desire to differentiate products, present a significant communication software challenge. These manufacturers generally focus on hardware and do not find it cost effective to develop software internally to meet the evolving needs of communication software for multiple platforms. Instead, these manufacturers typically bundle software from outside providers with their hardware.

         Demand for personal computer communication software products is generated by three distinct sources: original equipment manufacturer customers, retail end-user consumers and corporate/government customers, who purchase large quantities of user licenses for installations over large networks. OEMs, consisting primarily of modem, Internet access device, camera, video capture card and personal computer manufacturers, purchase software and bundle or pre-load it with their products. This software provides basic functionality and effectively serves the needs of most users. Users with more complex communication requirements typically seek software with more features in the retail market.

         As communication hardware device manufacturers develop and adopt emerging technology, thereby expanding the functionality of communication devices, communication software must be continually enhanced to provide integrated, easy to use solutions to enable this functionality to be utilized. Emerging telephony applications can provide full duplex speakerphones, complex voicemail functions, and an enhanced level of information management capabilities to the home and small office. In addition, video conferencing, which traditionally has been available only to high-end corporate board rooms at a cost of thousands of dollars, has reached the desktop, with solutions that are affordable for the home and small office. Most recently, communication hardware device manufacturers have introduced devices such as cable and xDSL modems that enable high speed Internet access. These devices improve the functionality and efficiency of voice, fax, data and video transmissions over the Internet or intranets. The functionality of communication software must continue to evolve to keep pace with consumer expectations, future hardware functions and the rapidly changing competitive environment.

SMITH MICRO STRATEGY AND PRODUCTS

           Smith Micro offers software products for Windows 98, Windows 95, Windows NT, Windows 3.x and Macintosh operating systems. We believe that our strong engineering focus and our relationships with analog modem, cable modem, xDSL modem, camera, video capture card, personal computer and chip manufacturers enable us to develop communication software in anticipation of changes in product design and to customize our OEM software to meet specific customer requirements.

         To address the complexity of personal computer communication, we have consistently developed products that are intuitive and easy to use. We believe that our experience in providing products to the OEM market, where software is required to enable new hardware devices to be put into service quickly and relatively effortlessly, provides us with a significant competitive advantage. Our strategy is to build upon the easy-to-use reputation of our OEM software products to encourage new users to migrate to our retail products as they require higher levels of functionality.

         In order to serve the market's evolving demands for connectivity, we intend to offer solutions beyond our core fax and data communication software. We offer products that support Internet telephony, video conferencing, video email, video security, paging and Internet chat. In the emerging fields of personal computer-based wireless and cellular communication, our software for PC Cards is currently being shipped by 3Com Corporation, Best Data, Viking Components and IBM, among others. In addition, modems capable of supporting full duplex speakerphone and other telephony applications are beginning to gain market acceptance and we have developed software to support these emerging technologies.

         Smith Micro has traditionally focused on the OEM and, more recently, the corporate/government and retail channels. Our OEM fax, data and video products are bundled with the analog modems, cable modems, xDSL modems, cameras, video capture cards and personal computers of many of the world's leading manufacturers or providers of such products. In addition, we currently offer a line of easy-to-use, retail communication software products that are designed to address the needs of the expanding base of personal computer users. Our retail software products are sold to distributors, retail stores, Internet stores and our Web site. We intend to broaden our retail product line and expand the functionality of these products as well as our OEM products with additional introductions of products designed for the Windows 98, Windows 95, Windows NT and Macintosh operating systems. We also offer Internet telephony and video teleconferencing products to our OEM and retail channel customers. We have also focused significant attention on our third channel, the corporate/government marketplace. During 1998, we acquired the network fax software technology of Mitek Systems, Inc. and completed the development of an IP fax gateway module. The IP fax gateway module allows companies to save on long distance charges using existing intranets or wide area networks, commonly known as WANs. The fax server passes the fax to the company's server that will have the lowest toll charge required to deliver the fax to its desired recipient. We are currently developing additional Internet functionality that would further enhance IP protocol distribution (over the Internet and intranet) of fax documents.

         We believe that a key competitive feature of our products is the ability to switch seamlessly among fax, video conferencing, telephony, and data functions without interruption to the user. Our principal products automatically recognize whether an incoming call is a voice call, fax transmission or data transmission. In addition, a user can send fax, data, telephonic, or video conferencing transmissions without exiting one application and entering another.

         OEM Products

         The following chart lists the our current OEM products that are designed to work on Windows 95, Windows 98, Windows NT, Windows 3.x and/or the Macintosh operating systems:


       PRODUCT NAME                      FUNCTIONALITY (PLATFORM)                            LANGUAGES
       ------------                      ------------------------                            ---------
QuickLink(R)                   Data and fax (Windows)                              English and 15 other languages

QuickLink(R) MessageCenter     Data, fax and voicemail  (Windows)                  English and 9 other languages

conexs.com(TM)                 User authorized Internet phone, chat and video      English
                                phone (Windows)

Internet CommSuite(TM)         Telephony, multi-media email, video                 English
                                teleconferencing, video security, chat and fax
                                via the Internet  (Windows)

VideoLink(TM)                  Video conferencing (Windows)                        English

VideoLink(TM)Mail              Multi-media email (Windows)                         English and 15 other languages

QuickLink(R) Page              Paging (Windows)                                    English

MacComCenter(TM)               Data and fax (Macintosh)                            English and Japanese

MacComCenter(TM) with voice    Data, fax and voice (Macintosh)                     English and Japanese

         QuickLink provides integrated data communication and fax capabilities that allow users to send, receive and manage all fax activities in the foreground or background. In addition, this product enables fax broadcasting to an unlimited number of locations and the data communication functionality allows users to transfer files between computers.

         QuickLink MessageCenter provides integrated data communication, fax and computer telephony functions, including voicemail and full duplex speakerphone capabilities (when supported by the proper modem) in one package. QuickLink MessageCenter's features include multiple mailboxes and remote retrieval of voicemail. In addition, sending and receiving faxes from within any Windows application as well as data communication upload and downloads can take place entirely in the background, allowing users to continue to work in other applications. Users can call and request fax documents with the fax-on-demand feature by using the touch-tone keypad on their fax machine. Special features allow mailboxes to be individually configured, initiate a pager notification each time a voice message or fax is received and, through alphanumeric pagers, notify users of the number of faxes, voicemail and memos in the mailbox.

         conexs.com is a service offering real-time person-to-person communications over the Internet. The conexs.com service identifies users via their legitimate email address that then becomes their "telephone number" and allows them to hold an Internet phone or chat session with another individual. If the user is video enabled, they can then hold a video phone conversation. The use of the user's email address as the telephone number provides for a level of authentication that allows the user to build a list of individuals that can call you as well as building in call blocking of unauthorized or unsolicited callers. conexs.com supports the International Telecommunications Union, commonly referred to as the ITU, H.323 standard for interoperability for the Internet and intranets.

         Internet CommSuite offers a comprehensive set of person-to-person Internet communication tools in one easy-to-use interface. Internet CommSuite lets users throughout the world communicate over the Internet using its phone, video phone, multimedia e-mail, fax or chat capabilities. This product was optimized for the newer broadband technologies such as cable modem, xDSL modems and network interface devices, however, it also functions with analog modems. Internet CommSuite is ITU H.323 compliant.

         VideoLink is a family of video conferencing products that enables video and audio communication over the Internet or between two locations using a standard analog modem connection that uses plain old telephone service, commonly known as POTS, or an integrated services digital network, commonly known as an ISDN. Our VideoLink 323 product supports the ITU H.323 standard and our VideoLink 324 supports the ITU H.324 standard for interoperability over POTS or Plain Old Telephone Service.

         VideoLink Mail is an application that allows the recording of a video and audio message that can be saved in a highly compressed format as a self extracting file. The file can be sent via an email attachment over the Internet. The recipient can then play the message just by double clicking on the attachment.

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

         MacComCenter provides integrated data communication and fax capabilities that allow users to send, receive and manage all fax activities in the foreground or background for the Macintosh. This product enables fax broadcasting to multiple locations and its data communication functionality allows users to transfer files between computers.

         MacComCenter with voice adds telephony to the functionality included in MacComCenter that will support multiple mailboxes, each configurable to receive voice, fax and data into a specific mailbox. We have incorporated many of the features found in our QuickLink MessageCenter product into MacComCenter with voice.

Retail, Corporate and VAR Products

         The following chart lists our current retail, corporate and VAR products that are designed to work on Windows 95, Windows 98, Windows NT, Windows 3.x and/or the Macintosh operating systems:


        PRODUCT NAME                      FUNCTIONALITY (PLATFORM)                             LANGUAGES
        ------------                      ------------------------                             ---------
HotFax(R)                     Data and fax (Windows)                                   English

HotFax(R) MessageCenter       Data, fax and voice (Windows)                            English, German, Italian
                                                                                        and Spanish

HotFaxShare(TM)               Fax over a LAN (Server:  Windows; Client: Windows        English and German
                               and Macintosh) The IP Fax Gateway module routes
                               faxes across a WAN to a company's server that can
                               take advantage of lower toll charges

Internet CommSuite(TM)        Telephony, multi-media email, video                      English
                               teleconferencing, video security, chat and fax via
                               the Internet  (Windows)

MacComCenter(TM) Plus         Data, fax and voice (Macintosh)                          English and Japanese

HotPage(R)                    Paging software (Windows)                                English

VideoLink(TM) Mail            Video and audio messaging  (Windows)                     English

         HotFax(R) is our integrated data and fax retail product. HotFax for Windows 3.x, Windows 95, Windows 98 and Windows NT provides the mobile user with a fax host for the remote retrieval of faxes and the unattended upload and broadcast of faxes at a scheduled time. It also provides users with the ability to modify faxes with graphics intact, use a personal computer as a data host and to share data like a bulletin board service, create custom cover pages with imported graphics and preview faxes, including cover pages.

         HotFax(R) MessageCenter is a fully integrated data, fax and voice mail application. This product includes all of the features of HotFax for Windows 3.x, Windows 95,Windows 98 and Windows NT. It also allows the user to configure multiple mailboxes that will accept voice, fax or data messages. The product installs as a Windows 95, Windows 98, Windows NT or Windows 3.x application. The application can send a pager notification each time a voice message or fax is received. If configured for an alphanumeric pager, the notification will specifically identify the number of faxes, voice mail and memos in the mailbox.

         HotFaxShare is a fax solution that handles fax creation, transmission and incoming fax routing for companies with high fax volume or with several computer users connected to a LAN. This product is an open platform solution and is independent of the type and size of the LAN. Faxes can be sent from any network workstation effortlessly from Windows 95, Windows 98, Windows NT, Windows 3.x or Macintosh applications. Individual and broadcast faxes can be sent immediately or scheduled for later transmission. The product can support up to 24 channels (fax lines). With the IP Fax Gateway option, faxes can be routed over the corporate intranet or over the Internet to another HotFaxShare server that is closer to the destination which therefore reduces or eliminates long distance telephone company charges.

         Internet CommSuite offers a comprehensive set of person-to-person Internet communication tools in one easy-to-use interface. Internet CommSuite lets users throughout the world communicate over the Internet using its phone, video phone, multimedia e-mail, fax or chat capabilities. This product was optimized for the newer broadband technologies such as cable modem, xDSL modems and network interface devices, however, it also functions with analog modems. Internet CommSuite is ITU H.323 compliant.

         MacComCenter Plus with Voice is configured as our retail Macintosh data, fax and telephony communication software product. It allows the user to configure multiple mailboxes that will accept voice, fax or data messages. It includes OCR for converting incoming transmissions into text files and gives users the ability to send true WYSIWYG faxes from an application that has print capabilities. Users are also able to create custom cover pages with imported graphics, preview entire faxes, including cover pages, retrieve faxes from a remote location, and share data similar to a bulletin board service with a data host.

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

         VideoLink Mail is an application that allows the recording of a video and audio message that can be saved in a highly compressed format as a self extracting file. The file can be sent via an email attachment over the Internet. The recipient can then play the message just by double clicking on the attachment.

SALES AND MARKETING

         We sell our communication software products worldwide to OEM customers, who bundle or pre-load our software with their hardware products, to distributors and retailers, who sell the product to end user customers, and to the corporate/government marketplace. We develop video and fax products to address vertical markets, such as telemedicine to be distributed through channels established by corporate partners. In addition, we are developing "conexs.com," a product that will provide Internet telephony services and messaging services that will hold faxes and audio and video messages during times that the user is not logged in to the Internet. This product will also offer security features like caller authentication and call blocking.

         OEM Sales

         Our OEM market continues to evolve as we continue to offer new communications products and OEMs adopt new technologies and change their software bundling techniques. Historically, our OEM customer base consisted primarily of analog modem manufacturers. However, in light of these recent trends, we have expanded our OEM customer base to include personal computer, camera, cable modem and xDSL modem manufacturers, Internet service providers and content providers. Our OEM customers include 3Com (including U.S. Robotics Corporation and its Megahertz subsidiary), Brother Industries Ltd., Compaq Computer Corporation, Hewlett Packard Company, Gateway (Japan), Philips Consumer Electronics B.V. (Netherlands), IBM, Taicom (Taiwan), Sirius Technologies (Australia), Sitre (Spain) and Best Data. Each of these manufacturers bundles or pre-loads Smith Micro's software products with its own hardware products. As a percent of our net revenues, traditional analog modem manufacturers generated revenues of approximately 43.3% for 1998, 79.6% for 1997 and 68.6% for 1996. OEM customers outside of the United States made up approximately 20.6% of our revenues for 1998, 22.4% for 1997 and 13.3% for 1996. We have translated our products into as many as 18 languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.

         The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. We generally ship our products as we receive orders. Additionally, an increasing percentage of our OEM revenue is derived from royalties accrued by customers that are authorized to replicate our software products on a CD or to pre-load our software on a personal computer. As a result of these two factors, we have relatively little backlog at any given time and we do not consider backlog to be a significant indicator of future performance. Moreover, we generally do not produce software in advance of anticipated orders and therefore have insignificant amounts of inventory. As a result of the foregoing, our revenues in any quarter are substantially dependent on orders booked in that quarter.

         Our three largest OEM customers, including 3Com Corporation, and their affiliates accounted for 35.1% of our net revenues in 1998, 56.9% in 1997 and 62.9% in 1996. In June 1997, 3Com acquired U.S. Robotics Corporation, which has been our largest customer to date based on percentage of revenues. Sales to 3Com and its affiliates accounted for more than 10% of our net revenues in 1998, 1997 and 1996. Sales to Motorola also accounted for more than 10% of our net revenues in 1996. Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of any of our major OEM customers, decisions by a significant OEM customer to substantially decrease purchases or our inability to collect receivables from these customers could have an adverse effect on our business, financial condition and results of operations.

         In April 1996, we entered into an OEM agreement having an initial one-year term with a wholly-owned subsidiary of U.S. Robotics. The agreement superseded a previous agreement between us and automatically renews at the end of each one year term unless a party provides at least 60 days notice of its intent to terminate the agreement at the end of the then-current term. During 1998, the agreement automatically renewed according to its terms and during 1997 certain other 3Com entities were added as parties pursuant to new addenda to the agreement (we refer to 3Com, its affiliates and their subsidiaries as 3Com entities in this Annual Report). Under the terms of the agreement, we granted certain pricing incentives to the 3Com entities in consideration for which we became the provider of fax, data, and voice and telephony communications software for such 3Com entities. In addition, under the terms of the agreement, certain of the 3Com entities agreed to place Smith Micro retail products and commercials for such products on certain of their compact disks. In December 1998, we entered into an additional OEM agreement with 3Com that covers purchases by the 3Com entities for upgraded versions of certain products covered by prior OEM agreements. These agreements do not require any 3Com entity to purchase any minimum quantity of our products and may be terminated by a party thereto at any time for any reason upon 60 days' prior written notice.

         We sell directly to OEM customers using our in-house sales staff based in Aliso Viejo, California, the United Kingdom and Australia. We allow our OEM customers to return unused software. To date, however, such returns have been infrequent.

         Retail Sales

         While historically we have generated our revenue primarily from the OEM market, we also sell retail products that are designed to complement or upgrade our OEM products. As a percentage of our net revenues, retail sales represented 26.4% of 1998, 5.2% of 1997 and 16.5% of 1996.

         Smith Micro has a separate sales staff that handles retail sales and we work closely with our retail distributors on the management of orders, inventory levels, sell-through to retailers, as well as promotions and marketing activities. Domestically, our retail products are sold by independent distributors including Ingram Micro and Tech Data. In addition, our retail sales force is responsible for contacting major retail customers to generate demand for our retail products in the retail distribution channel. We continue to develop Internet retail outlets by selling product through our web site and electronic distributors. End user customers can receive delivery of our Internet retail products through electronic download or via shipment of a retail package.

         Smith Micro allows distributors and retailers to return products without charge or penalty. In addition, there are times when we update products and request the distributors of our products to replace inventory on the shelves with the new version in what is called a stock rotation. A component of our revenue recognition policy is that we calculate an allowance for product returns based on our historical experience with product returns. If retail sales of our products increase, the risk of product returns will increase. While our revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of our previous experience, causing us to revise our estimates and increase the allowances for such returns.

         We employ direct mail programs to offer end-users upgrades from our OEM products to our retail products. We advertise in selected computer end-user and re-seller publications and periodically introduce promotions and incentive offers such as special pricing for the purchase of upgrades. We also participate in major trade shows, professional conferences and personal computer user group events to reach our target markets.

         Corporate and Government Sales

         During 1997 Smith Micro began selling to the corporate/government marketplace while building the infrastructure necessary to sell to these two customer bases. In January 1998, we acquired the network fax software technology of Mitek Systems, Inc. Through this acquisition, we acquired software that is designed to address the fax requirements of the corporate customer. During 1998 we developed the acquired network fax product into the currently shipping product, HotFaxShare and we released a newly developed IP Gateway module. We continue to develop IP protocol functionality. We intend to continue to focus our sales and marketing efforts for our video and fax technologies through direct sales and sales through value added resellers, commonly known as VARs, that specialize in selling to corporate customers. Sales in this marketplace tend to be made in single volume orders, typically for site licenses, and are often accompanied by maintenance programs. Our pricing structure in this marketplace currently accommodates multi-level, volume purchase with discounts for larger single orders. Our maintenance program provides technical support and automatic product upgrades under specifically defined terms. In addition, we are continuing to develop vertical market products for the medical, insurance, and security industries among others. During 1998, we began working with Eastman Kodak to develop video technology for the healthcare industry. Vertical market products, such as telemedicine for the medical industry, will be distributed through channels established by VARs and other corporate partners.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         Smith Micro provides technical support and customer service through our Internet web site, by telephone, by mail and via fax. Certain of our OEM customers provide their own primary customer support functions and rely on us for back-up customer support, while other OEM customers rely solely on us to provide support functions.

PRODUCT DEVELOPMENT

         The software industry is characterized by frequent changes in technology and evolving user needs. We work closely with our current OEM customers to help us determine future user needs and anticipate changes in technology. Software functionality depends upon the capabilities of the hardware, accordingly, we maintain relationships with hardware and chip manufacturers and we develop our software in tandem with their development. Our engineering relationships with chip manufacturers such as Conexant, IBM, Cirrus Logic, Intel, Texas Instruments, Analog Devices, 8 x 8, Brooktree, Broadcom and others, as well as with our major OEM hardware customers, are central to our product development efforts. In addition, we participate in software product developer programs sponsored by Microsoft, Intel, IBM and Apple.

         We believe that we must be responsive to the specific customization requests of our OEM and corporate customers. With this need for flexibility in mind, our object-oriented C++ modular code base is designed to allow significant customization and enhancements of features within tight development schedules.

         As of December 31, 1998, we had a product development staff of 29 engineers and quality assurance and product testing specialists. We plan to add additional software engineers and product testing personnel in the future.

MANUFACTURING

         Smith Micro software is sold in three forms. First, our software is sold in the form of an OEM kit or retail package that includes disks or a CD-ROM, a manual and certain other documentation or marketing material. Second, we permit certain of our OEM customers to duplicate their own disks or CD-ROMs and pay a usage based royalty. This method of sale does not require us to provide a disk or manual. Finally, we grant licenses to certain OEM customers that enable those customers to pre-load a copy of our software onto a personal computer's hard drive. With the corporate sales program, we offers site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

         We rely on third party suppliers who provide the components for our software product kits. These components include disks, CD-ROMs and printed manuals. Disk shortages have occurred in the past and may recur in the future. If we cannot obtain a sufficient quantity of disks, CD-ROMs or other components, or cannot obtain disks, CD-ROMs or other components at prices at least comparable to the prices we currently pay, our business, results of operations and financial condition could be adversely affected.

         Modem manufacturers purchase chips from a relatively limited number of chip manufacturers. Production problems or product quality problems experienced by a chip manufacturer could reduce modem sales or slow the growth of modem sales.

         We rely on third party suppliers to provide CD-ROM components and CD-ROM replication for the CD-ROMs that are placed in many of our product kits. The equipment to replicate CD-ROMs is very costly making it unlikely that we will add this capability internally. This leaves us dependent on CD-ROM replication facilities for both the timing and pricing of our software produced in CD-ROM format. This could impair our ability to deliver products to our customers. In addition, any price increases that we experience could reduce gross margins, which would have an adverse effect on our business, results of operations and financial condition.

         We duplicate most of the diskettes that are placed in certain of our OEM product kits at our Aliso Viejo, California facility. This facility is capable of producing 50,000 duplicated disks in a single eight hour shift. Operations are primarily conducted on a single shift basis, although we operate a second shift from time to time to accommodate customer delivery requirements. We have outside production alternatives in the event of a disruption of our Aliso Viejo operations. We use outside vendors for the printing of labels, manuals and packaging.

COMPETITION

         The markets in which we operate are highly competitive and subject to rapid changes in technology. The strategic directions of major personal computer hardware manufacturers and operating system developers are also subject to change. Smith Micro competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers. We also compete with other software companies in our efforts to acquire software technology developed by third parties and in attracting qualified personnel.

         We believe that the principal competitive factors affecting the communication software market include product features and ease of use, willingness of the vendor to customize the product to fit customer-specific needs, product reputation, product quality, product performance, price, customer service and support and the effectiveness of sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

         Because there are relatively low barriers to entry in the communication software market and because rapidly changing technology is constantly creating new opportunities in this market, we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as fax and data applications merge with video and audio applications and the emerging cellular, wireless and Internet telephony markets develop. The market in which we compete has been characterized by the consolidation of established communication software suppliers and we believe that this trend, which may lead to the creation of additional large and better-financed competitors, may continue. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business and results of operations.

         Our software products compete primarily with Symantec, Cheyenne, White Pine, Intel, Microsoft, VocalTec and Right Fax, among others for communication software products. Some of our competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse effect on our business, results of operations and financial condition.

         Many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than Smith Micro. Moreover, these companies may introduce additional products that are competitive with ours, and our products may not compete effectively with such products. We believe that our ability to compete depends on elements both within and outside of our control, including the success and timing of new product development and introduction, product performance, price, distribution and customer support. We may not be able to compete successfully with respect to these and other factors. We believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability.

         Many of our existing and potential OEM customers have substantial technological capabilities. These customers may currently be developing, or may in the future develop, products that compete directly with our products. In such event, these customers may discontinue purchases of our products. Our future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communication software from us rather then design and develop their own software. In light of the fact that our customers are not contractually obligated to purchase any of our products, they may cease to rely, or fail to expand their reliance, on us as an external source for communication software in the future.

         We also face competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating systems, Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including Smith Micro.

PROPRIETARY RIGHTS AND LICENSES

         Although we believe that our products do not infringe on the intellectual property rights of others, such a claim may be asserted against us in the future. If we fail to protect our proprietary information, our business, results of operations and financial condition could be materially and adversely affected.

         From time to time, we have received and may receive in the future communications from third parties asserting that trademarks used by us or features or content of certain of our products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, we believe that our products, with their existing technology, may increasingly become the subject of infringement claims. Moreover, any of these proceedings could also result in an adverse decision as to the priority of our inventions. Such results would materially and adversely affect us, and may also require us to obtain one or more licenses from third parties. We may not be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by us to obtain such licenses could have an adverse effect on our business, results of operations and financial condition.

         Our success is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and patent, copyright and trademark law that may afford only limited protection. We apply for various patents and trademarks to protect intellectual property. Prior to becoming a publicly held entity, we did not require our employees to sign proprietary information and inventions agreements stipulating, among other things, software ownership rights. The steps that we have taken to protect our proprietary technology may not be adequate to deter misappropriation of our proprietary information or prevent the successful assertion of an adverse claim to software utilized by us. In addition, we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce those rights.

         In selling our products, we primarily rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. The means we use to protect our proprietary rights may not be adequate. Moreover, our competitors may independently develop similar technology to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or if we experience substantial increases in royalty payments under these third party licenses, our business, results of operations and financial condition could be materially and adversely affected.

EMPLOYEES

         As of December 31, 1998, Smith Micro had a total of 79 employees, of which 29 were engaged in engineering, 17 were in sales and marketing, 13 were in customer support, 13 were in finance and administration and 7 were in manufacturing. We utilize temporary labor to assist during periods of increased manufacturing volume. None of our employees is represented by a labor union. We have not experienced any work stoppages, and consider our relations with our employees to be good.

RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties and the company's actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section, in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Annual Report on Form 10-K. All such factors should be considered in evaluating Smith Micro and a decision to invest in the company.

         Our Quarterly Operating Results are Subject to Significant Fluctuations that Could Adversely Impact Our Stock Price. Our quarterly operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors. Many of these factors are not in our control. These factors include:

         o the size and timing of orders from, and shipments to, our major customers;
         o        our ability to maintain or increase gross margins;
         o changes in pricing policies or price reductions by us or our competitors;
         o variations in the our sales channels or the mix of our product sales;
         o the timing of new product announcements and introductions by us, our competitors or customers;
         o        the availability and cost of supplies;
         o        the financial stability of our major customers;
         o the market acceptance of our new products, applications and product enhancements;
         o our ability to develop, introduce and market new products, applications and product enhancements;
         o possible delays that we may face in the shipment of new products;
         o        our success in expanding our sales and marketing programs;
         o deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems;
         o        changes in our strategy; and
         o        personnel changes.

         While we historically have not experienced significant fluctuations in our sales from season to season, we may face greater seasonality in our sales in the future. Many of our OEM customers experience seasonality in their sales, which may affect their buying patterns from us. In addition, as we increase our sales of retail products, we expect to experience greater seasonality in our sales.

         Due to all of the foregoing factors, and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the price of our Common Stock would likely decline.

         Because We Currently Operate With Little Backlog, Our Revenues in Each Quarter are Substantially Dependent on Orders Booked and Shipped in that Quarter. We operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers' actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. If orders in the first month or two of a quarter fall short of expectations, it is likely that we will not meet our revenue targets for that quarter. If this happens, our quarterly operating results would be adversely affected.

         An Unexpected Shortfall in Revenue May Adversely and Disproportionately Affect Our Business Because Our Expenses are Largely Fixed. Our expense levels are based, in part, on our expectations of our future revenues and a significant portion of our expenses is fixed. As a result, we may not be able to adjust our spending rapidly enough to compensate for an unexpected shortfall in revenue. Therefore, if revenue levels fall below our expectations, our operating results and net income are likely to be adversely and disproportionately affected.

         We Depend on 3Com Corporation for a Significant Portion of our Revenues. In the past we have derived a substantial portion of our revenues from sales to 3Com Corporation, primarily to its wholly-owned subsidiary, U.S. Robotics, and subsidiaries of U.S. Robotics. These 3Com entities represented 24.7% of our net revenues in 1998, 43.4% of our net revenues in 1997 and 46.4% of our net revenues in 1996. The OEM agreements we have with these 3Com entities do not require a 3Com entity to purchase any minimum quantity of our products and may be terminated by a 3Com entity or us at any time for any reason upon 60 days prior written notice. As a result, we cannot be certain that the 3Com entities will continue to purchase our products in substantial quantities, or at all. While we believe that we have been the principal supplier of OEM fax, voice and data communications software products to the U.S. Robotics product line, 3Com may seek additional sources for such products in the future. Accordingly, our sales to the 3Com entities in the future may not reach or exceed our historical levels of sales to U.S. Robotics. A substantial decrease or delay in sales to the 3Com entities would have an adverse effect on our business, results of operations and financial condition.

         We Depend Upon a Small Number of OEM Customers. Sales to our three largest OEM customers, including 3Com Corporation, accounted for approximately 35.1% of our net revenues in 1998, 56.9% of our net revenues in 1997 and 62.9% of our net revenues in 1996. We expect that we will continue to be dependent upon relatively large orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers is obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities would have an adverse effect on our business, results of operations and financial condition. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could substantially impair our business, results of operations and financial condition.

         Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers . In the past we have derived a significant portion of our revenues from a relatively small number of products and will likely continue to do so in the future. Sales of our QuickLink related products represented approximately 58.8% of our net revenues in 1998, 81.3% of our net revenues in 1997 and 69.4% of our net revenues in 1996. We expect that revenues from these products will continue to account for a substantial portion of our total revenues in the foreseeable future. If our revenues from these software products decline, whether as a result of competition, technological change, price pressures or other factors, our business, results of operations and financial condition could be seriously impaired.

         Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail communication software products. We recently added Internet CommSuite to our existing line of retail software products that includes HotFax MessageCenter, HotFax, VideoLink Mail, MacComCenter HotPage and HotFaxShare. Sales of our retail products represented approximately 26.4% of our net revenues in 1998, 5.2% of our net revenues in 1997 and 16.5% of our net revenues in 1996. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

         We May Not be Able to Develop and Maintain Relationships with Distributors and Retailers to Sell Our Retail Software Products. We rely on distributors, retailers, Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. We may not be successful in recruiting VARs and retailers to represent us. Our ability to maintain distributor and retailer relationships is largely a function of our sales volume. If we do not meet certain minimum volume requirements, we may not be able to maintain our relationships with our current distributors and retailers. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of our retailers and VARs carry product lines that are competitive with our retail software products. These retailers and VARs may not give a high priority to the marketing of our products or may not continue to carry our products. In addition, our retailers and VARs may change their inventory strategies, with little or no warning to us. In many cases, such changes in inventory strategy may not be related to end user demand. If this happens, our business, results of operations and financial condition may be adversely affected.

         Our Risk of Product Returns Will Increase as Our Retail Sales Increase. We typically allow the retailers and VARs who sell our retail software products to return our products without charge or penalty. As part of our revenue recognition policy, we calculate an allowance for product returns based on our historical experience. If retail sales of our products increase, our risk of product returns will increase. While our revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of our previous experience. If this happens, we would have to revise our estimates and increase our allowances for such returns. Excessive or unanticipated returns could adversely affect our business, results of operations and financial condition.

         Rapid Technological Change Could Render Our Products Obsolete. The communication software market in which we operate is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. These factors make it difficult for us to estimate the life cycles of our products. Our future success will depend upon our ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may experience difficulties that could delay or prevent our development, introduction and marketing of new products. If we are unable to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or technological or other reasons, our business, results of operations and financial condition would be adversely affected.

         Microsoft is the leading developer of operating systems for personal computers. We may not be able to successfully develop new versions of our software products that will operate on future Microsoft operating systems. Even if we are able to develop such new versions, we may not be able to do so concurrently with or prior to introductions by our competitors of communication software products for those new operating systems. Any such failure or delay could affect our competitive position or lead to obsolescence of our products in the future.

         Microsoft Poses a Significant Competitive Threat to Us. We face competition from Microsoft, which is the publisher of the most prevalent personal computing operating platforms, Windows, Windows NT and DOS. Due to its market dominance, Microsoft represents a significant competitive threat to all personal computer software vendors, including us. The latest Microsoft operating systems, Windows 98, Windows 95 and Windows NT, include capabilities now provided by certain of our OEM and retail software products, including our principal product, QuickLink. If the communications capabilities of Windows 98, Windows 95, Windows NT or other operating systems are adopted by users, sales of our products could decline.

         We Face Significant Competition from Other Companies. We operate in markets that are highly competitive and subject to rapid changes in technology. We compete with other software vendors for access to distribution channels, retail shelf space and the attention of customers. We also compete with other software companies in our efforts to acquire software technology developed by third parties. Competitive pressures could reduce our market share or require us to reduce the prices of our products, either of which could have an adverse effect on our business, results of operations and financial condition.

         We face significant competition from software vendors in the retail market. Our principal fax related retail products, HotFax MessageCenter and HotFax, compete directly with Symantec's WinFax Pro. Our new Internet communications software products, Internet CommSuite and conexs.com, compete with product offerings by Microsoft, Intel, White Pine, VDONet and VocalTech, among others. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

         Many of our current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft and Symantec could result in the cancellation of orders by retailers, distributors or other customers in anticipation of the introduction of such new products. In addition, some or our competitors, such as Symantec, currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could adversely affect our business, results of operations and financial condition.

         We believe that our ability to compete depends on elements both within and outside of our control, including:

         o        the success and timing of new product development;
         o        product performance;
         o        price;
         o        distribution; and
         o        customer support.

We cannot be certain that we will be able to compete successfully with respect to these and other factors or that the competitive pressures that we face will not adversely affect our business, results of operations and financial condition.

         Our Future Success Will Depend on Our Ability to Develop and Introduce New Product Offerings. Our future success will depend, in significant part, on our ability to successfully develop and introduce new software products and improved versions of our existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. We cannot be certain that we will be able to develop and introduce new products on a timely basis, if at all, or that any new products that we do develop will be accepted in the market. If new products are delayed or do not achieve market acceptance, our business, results of operations and financial condition will be adversely affected. In the past, we have experienced delays in purchases of our products by customers anticipating the launch of new products by us. Accordingly, it is possible that our customers may defer material orders in the future in anticipation of new product introductions. If this happens, our business, results of operations and financial condition may be adversely affected.

         Our Efforts to Sell Our Products in the Corporate and Government Marketplaces May Not be Successful and May Adversely Affect Our Operating Margins. In the past, we have generated our revenues almost entirely from OEM sales. We began selling to the corporate/government marketplace while building the infrastructure necessary to sell to these two customer bases in 1997. In January 1998, we acquired the network fax software technology of Mitek Systems, Inc. Through this acquisition, we acquired software that is designed to address the fax requirements of the corporate/government customer. During 1998 we developed the acquired network fax product into the currently shipping product, HotFaxShare and we released a newly developed IP Gateway module. Although we continue to invest resources in the research and development of products for the corporate and government markets, and in building the additional infrastructure required to market and sell products in these markets, we cannot be certain that our efforts will yield any significant sales growth. In addition, because we have had to make substantial investments to develop, market and sell products for these markets, sales of such products may not provide the operating margins historically achieved by us for OEM sales.

         Our Products May Contain Undetected Software Errors. Our software products are complex and may contain undetected errors. In the past, we have discovered software errors in certain of our products and have experienced delayed or lost revenues during the period it took to correct these errors. Although we test our products along with our current and potential OEM customers, it is possible that errors may be found in our new or existing products after we have commenced commercial shipment of those products. These undetected errors, could result in adverse publicity, loss of revenues, delay in market acceptance of our products or claims against us by customers, all of which could seriously impair our business, results of operations and financial condition.

         Our Customers May Continue to Switch to the Pre-Loaded or CD-ROM Versions of Our Products, Which May Adversely Affect Our Operating Results. We primarily sell our software in a kit that includes a disk or CD-ROM and a manual. However, some of our customers "pre-load" our software onto a CD, diskette or the hard drive of a personal computer and pay us a royalty based on units produced or shipped. These arrangements eliminate the need for us to provide a disk or CD-ROM and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for us and eliminate our ability to generate revenues from our production facilities. We believe that our production facilities contribute profits to our operations. Currently, we have the capability to produce our products in-house on 3 1/2-inch diskettes. However, we do not currently have the capability to produce CD-ROMs internally and the cost to develop such production capability may be prohibitive. As the size of software programs grows, CD-ROM is becoming a more prominent medium. We currently contract CD-ROM production to specialized CD-ROM facilities. If more of our customers request product pre-loads and CD-ROM versions of our products, our operating results could be adversely affected.

         Our Future Success Will Depend on the Level of Market Acceptance of Our Internet Communications Products and Video Related Products. We continue to focus significant resources on the development and introduction of Internet and video communications products. Such products compete in new and rapidly changing markets and we cannot be certain that our products will receive or gain market acceptance. Our Internet communications software product was released in September 1998. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Our initial sales of this product were made to retail channels and do not include significant orders from OEM customers. We introduced our first video communications software in 1996. Since that time, our sales volume for such product has achieved only modest growth and has not become a significant part of net revenues. Lack of market acceptance for our Internet or video communications products or other similar products could have an adverse impact on our business, results of operations and financial condition. In addition, we may experience delays in or non-completion of the development of new Internet or video communications software products, which could adversely affect our competitive position in these markets. Our Internet and video communications software products compete against those of several competitors, including White Pine, Logitech, Intel, Microsoft, VocalTech and VDONet, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the Internet communications or video conferencing software markets.

         Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. International net revenues represented 22.8% of our total net revenues in 1998, 24.3% of our total net revenues in 1997 and 14.4% of our total net revenues in 1996. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

         o        difficulties in managing distributors;
         o        difficulties in staffing and maintaining foreign operations;
         o        foreign currency exchange fluctuations;
         o the possibility of difficulties in collecting accounts receivable.
         o        varying technical standards;
         o substantially different regulatory requirements in different jurisdictions;
         o        tariffs and trade barriers;
         o        political and economic instability;
         o reduced protection for our intellectual property rights in certain countries;
         o        potentially adverse tax consequences;
         o burdens associated with complying with a wide variety of complex foreign laws and treaties; and

         While we currently do not accept payment in foreign currencies and invoice all of our sales in U.S. dollars, we may not be able to continue this policy if we are able to grow international sales. If we begin to receive payment in foreign currencies, we are likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, if we are successful in growing our business outside of the United States, we may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. If this happens, our business, results of operations and financial condition could be adversely affected.

         We Must Continue to Hire and Retain Key Personnel in an Intensely Competitive Labor Market. Our future performance depends in significant part upon the continued service of our senior management and other key technical personnel. We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products and introduce enhanced future applications. The software industry is characterized by a high level of employee mobility and an aggressive approach to the recruiting of skilled personnel. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing and service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have an adverse effect on our business, results of operations and financial condition. In order to attract and retain key personnel, we may need to grant additional options and provide other forms of incentive compensation.

         Because We Rely on Third Party Suppliers, We Have Limited Control Over Component Costs and Product Delivery Schedules. We rely on third party suppliers to provide us with the components for our product kits. These components include disks, CDs and printed manuals. We also rely on third parties for CD-ROM replication. In the past, we have experienced disk shortages and may experience such shortages in the future. If we cannot obtain a sufficient quantity of disks or other components we may not be able to deliver products to our customers on a timely basis. Similarly, if the CD-ROM replication facilities that we use do not deliver our requirements on schedule, we may not be able to deliver products in a CD-ROM format to our customers on a timely basis. Any delays that we experience in delivering our products to customers could impair our customer relationships and adversely impact our business. In addition, if our third party suppliers raise their prices for disks or other components or CD-ROM replication services, our gross margins would be reduced. If this happens, our business, results of operations and financial condition would be adversely affected.

         We Duplicate All of Our Disks at One Facility and May Not be Able to Find Alternate Arrangements in an Economic or Timely Manner in the Event of a Disruption at That Facility. We duplicate all of our diskette software at our Aliso Viejo, California facility. As a result, if our production at this facility is disrupted by natural disaster or another event, such as the presence of a virus in our duplicators, we cannot be certain that we could find an alternative arrangement in timely manner. Even if we are able to find an alternate duplication facility or a third party to duplicate our diskette software for us, we cannot be certain that we would be able to obtain such alternatives at commercially reasonable prices.

         We May be Unable to Adequately Protect Our Intellectual Property and Other Proprietary Rights. Our success is dependent upon our software code base, our programming methodologies and other intellectual properties. In order to protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright and trademark law. However, these measures afford us only limited protection. We currently own United States trademark registrations for certain of our trademarks, but we have not yet obtained registrations for all of our trademarks in the United States or other countries. In addition, prior to becoming a publicly held entity, we did not require our employees to sign proprietary information and inventions agreements stipulating to our software ownership rights. We only recently started the patent application process for a number of technologies relating to our existing products and products under development. Furthermore, we rely primarily on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, despite the precautions we have taken to protect our intellectual property and proprietary rights, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.

         We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our fax products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our business, results of operations and financial condition.

         Our Business May be Adversely Affected by Unexpected Year 2000 Problems. Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that Year 2000 issues could encompass our own software products, internal systems used to operate and monitor our business and our third party vendors and customers.

         We currently offer software products that are designed to be Year 2000 compliant. Our software products do not utilize dates in their primary functions. We have evaluated our software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believe that Year 2000 problems will not effect the functionality of its software products. However, it is possible that our products, or the hardware or software applications used by a customer, may contain undetected errors or defects associated with Year 2000 date functions.

         We believe that we have identified substantially all of the major internal systems and software applications that are important to the operation and monitoring of our business. We have obtained confirmation from vendors of certain purchased systems and software applications used in our internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. We have recently completed the installation of such upgrades to our current systems. We have recently completed the installation of such upgrades to our current systems. We believe that with the upgrades, modifications and conversions we have made to date, the Year 2000 issue will not have a material impact on our internal systems. However, it is possible that the systems and software applications used for our internal operations contain undetected errors or defects associated with Year 2000 date functions.

         We are currently in the process of evaluating our critical external relationships, including relationships with both third party vendors and customers, to determine the extent to which we may be vulnerable to the failure of such third parties to resolve their own Year 2000 issues. We are gathering information through direct communication with third parties, SEC filings, information provided by the third parties' corporate web sites and product marketing documentation. Third parties being evaluated include, among others, software duplication vendors, freight companies, payroll service providers and our largest customers. Where practicable, we will assess and attempt to mitigate our risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on our results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

         Although we are not aware of any material operational issues or costs associated with preparing our products or internal information systems for the Year 2000, it is possible that we may experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed predominantly of third party software and hardware. If we are not completely successful in mitigating our internal and external Year 2000 risks, we could experience a system failure or disruptions in our operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Any of these problems, if they occur, would have an adverse effect on our business, results of operations and financial condition.

         Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of March 23, 1999, William Smith, the President, Chief Executive Officer and Chairman of the Board of the company, and Rhonda Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 69.3% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

         Provisions of Our Charter and Bylaws and Delaware Law Could Make a Takeover of Our Company Difficult. Our certificate of incorporation and bylaws contain provisions that may discourage or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. For instance, our certificate of incorporation authorizes the board of directors to fix the rights and preferences of shares of any series of preferred stock, without action by our stockholders. As a result, the board can authorize and issue shares of preferred stock, which could delay or prevent a change of control because the rights given to the holders of such preferred stock may prohibit a merger, reorganization, sale or other extraordinary corporate transaction. In addition, we are organized under the laws of the State of Delaware and certain provisions of Delaware law may have the effect of delaying or preventing a change in our control.

         The Price of Our Stock Has Been Volatile and Could Continue to Fluctuate Substantially. The market price of our common stock has been volatile and could fluctuate substantially in response to a variety of factors that are out of our control, in addition to our financial performance. Furthermore, stock prices for many high technology companies, including our own fluctuate widely for reasons that may be unrelated to the operating performance.

         Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of March 23, 1999, we had 14,074,698 shares of Common Stock outstanding. Of this amount, the 9,758,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

         Our principal administrative, sales and marketing, customer support and research and development facility is located in approximately 33,000 square feet of space in Aliso Viejo, California. We have leased this facility through March 31, 2003. We also lease a facility of approximately 3,600 square feet in Beaverton, Oregon pursuant to a lease which extends through February 28, 2000, a facility of approximately 1,500 square feet in Boulder, Colorado pursuant to a lease which extends through May 31, 1999, a facility of approximately 1,500 square feet in Calgary, Alberta pursuant to a lease that extends through July 31, 1999 and a facility of approximately 900 square feet in Plano, Texas, pursuant to a lease which extends through June 30, 1999. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         Smith Micro and its PCI Video Products, Inc. subsidiary ("PCI Video") have been named parties to a lawsuit, Virtual Ambiance, Inc. v. Video Conferencing Communications. Inc., et al., filed August 11, 1997 in the Superior Court of the State of California for the County of Orange, Case No. 782856. In October 1998, Smith Micro and PCI Video successfully obtained a terminating sanction against Virtual Ambiance, resulting in immediate dismissal of the lawsuit with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         Smith Micro's common stock is traded on the Nasdaq National Market under the symbol "SMSI." The high and low closing sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

                                                 High            Low
                                               --------        -------
          YEAR ENDED DECEMBER 31, 1998:
          First Quarter                        $ 5 9/16        $1 9/16
          Second Quarter                         4 7/16         2 1/4
          Third Quarter                          2 3/4          1 1/4
          Fourth Quarter                         4 3/8          1 7/16

          YEAR ENDED DECEMBER 31, 1997:
          First Quarter                          5 1/2          2 7/8
          Second Quarter                         4 1/2          2
          Third Quarter                          3 1/2          1 7/8
          Fourth Quarter                         3 7/8          1 5/8

          YEAR ENDED DECEMBER 31, 1996:
          First Quarter                          9 3/4          5 1/2
          Second Quarter                        16 7/8          8 3/8
          Third Quarter                         12 1/4          5 1/8
          Fourth Quarter                         6 1/4          4 3/4

         On March 23, 1999, the closing sale price for our common stock as reported by Nasdaq was $2.63.

HOLDERS

         As of March 23, 1999, there were 95 holders of record of our common stock.

DIVIDENDS

         We have never paid any cash dividends on our common stock and we have no current plans to do so.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         The effective date of Smith Micro's first registration statement filed on Form S-1 (Registration No. 33-95096) under the Securities Act of 1993, as amended, was September 18, 1995. The class of securities registered was common stock. The offering commenced on September 19, 1995 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist LLC and Oppenheimer & Co., Inc.

         Pursuant to the registration statement, we sold 1,700,000 shares of common stock for an aggregate offering price of $20,400,000, and certain of our stockholders sold 2,210,000 shares of our common stock for an aggregate offering price of $26,520,000.

         We incurred expenses of $2,262,000, of which $1,428,000 represented underwriting discounts and commissions and $834,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to us after total expenses were $18,138,000.

         As of December 31, 1998, we had used the net proceeds from the offering as follows: $4,188,000 to repay amounts due under a promissory note issued by us to certain of our stockholders as a part of a distribution of retained earnings in connection with our prior S corporation status, $3,011,000 for our acquisition of Performance Computing Incorporated, which was consummated in March 1996, $458,000 for our acquisition of technology assets from Mitek Systems, Inc., which was consummated in January 1998 and $190,000 for other acquisitions of technology assets during 1998. We have invested the remainder of the net proceeds from the offering in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data with respect to Smith Micro's consolidated statements of operations for the years ended and consolidated balance sheets as of December 31, 1998, 1997, 1996 and 1995 are derived from the audited Consolidated Financial Statements of Smith Micro Software Inc.. The following information should be read in conjunction with the Consolidated Financial Statements of the company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                      Year Ended December 31,
                                                          -----------------------------------------------
                                                            1998         1997         1996         1995
                                                          --------     --------     --------     --------
                                                               (in thousands, except per share data)
Statement of Operations Data:
Net revenues                                              $  9,547     $ 11,684     $ 22,091     $ 18,012
Cost of revenues                                             2,898        3,853        6,795        5,887
                                                          --------     --------     --------     --------
Gross profit                                                 6,649        7,831       15,296       12,125
Operating expenses:
   Selling and marketing                                     3,779        3,525        2,939        1,995
   Research and development                                  3,262        3,266        3,324        1,621
   General and administrative                                3,443        4,191        3,796        2,555
   Acquired in-process research and development                                        5,169
                                                          --------     --------     --------     --------
Total operating expenses                                    10,484       10,982       15,228        6,171
                                                          --------     --------     --------     --------
Operating income (loss)                                     (3,835)      (3,151)          68        5,954
Interest income                                                725          725          849          308
                                                          --------     --------     --------     --------
Income (loss) before income taxes                           (3,110)      (2,426)         917        6,262
Income tax expense (benefit) (1)                            (1,112)        (839)       2,436          810
                                                          --------     --------     --------     --------
Net income (loss)                                         $ (1,998)    $ (1,587)    $ (1,519)    $  5,452
                                                          ========     ========     ========     ========

Net loss per share, basic and dilutive                    $  (0.14)    $  (0.11)    $  (0.11)
                                                          ========     ========     ========
Pro forma net income (1)                                                                         $  3,757
                                                                                                 ========
Pro forma net income per share, basic and dilutive (1)                                           $   0.30
                                                                                                 ========
Weighted average shares used in computation                 14,075       14,075       13,992       12,627
                                                          ========     ========     ========     ========

                                                                         As of December 31,
                                                          -----------------------------------------------
                                                            1998         1997         1996         1995
                                                          --------     --------     --------     --------
                                                               (in thousands, except per share data)
Balance Sheet Data:
Total assets                                              $ 20,803     $ 21,755     $ 24,107     $ 23,662
Total liabilities                                            2,558        1,512        2,277        3,417
Retained earnings (accumulated deficit)                     (3,019)      (1,021)         566        2,085
Total stockholders' equity                                  18,245       20,243       21,830       20,245

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Smith Micro Software, Inc. develops and sells communications software for personal and business use. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. Smith Micro's products enable personal communication through telephony, fax, multimedia email, data, paging, video security and video conferencing.

         Recently, we have been developing new products that leverage off our core technologies to address the consumer's use of the Internet and corporate intranets. We intend to leverage our experience and position with the original equipment manufacturers to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. The Company's corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranet.

         We shipped our first data communication software product in 1985 and, since that time, we have generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems.

         We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products; and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 5.1% in 1998, 26.8% in 1997 and 16.8% in 1996. As a percentage of our net revenues, returns for stock rotation were 0.6% in 1998, 14.6% in 1997 and 6.8% in 1996.

         A small number of our customers have historically accounted for a substantial portion of our revenues. In June 1997, 3Com Corporation acquired our largest customer to date, U.S. Robotics Corporation. Sales to 3Com, primarily U.S Robotics and its subsidiaries, accounted for approximately 24.7% of our net revenues in 1998, 43.4% of our net revenues in 1997 and 46.4% of our net revenues in 1996. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 35.1% in 1998, 56.9% in 1997 and 62.9% in 1996. Any reduction, delay or change in orders from such customers could have an adverse effect on our business, results of operations and financial condition.

         The OEM product ordering cycle beginning from placement of an order to shipment is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. We generally ship our products as we receive orders; and, accordingly, we have historically operated with little backlog. We do not consider backlog to be a significant indication of future performance. As a result, our sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, we generally do not produce software in advance of orders and, therefore, have not maintained a material amount of software inventory.

         Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of product from the retail channel could have an adverse effect on our business, results of operations and financial condition.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and related notes thereto included elsewhere in this Annual Report. Historical results of operations, percentage relationships and any trends that may be inferred from the discussion below are not necessarily indicative of our operating results for any future period.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentages of net revenues represented by each item in our statement of income.

                                                             Year Ended December 31,
                                                      ---------------------------------------
                                                      1998       1997       1996       1995
                                                      -----      -----      -----      -----
Net revenues                                          100.0%     100.0%     100.0%     100.0%
Cost of revenues                                       30.4%      33.0%      30.8%      32.7%
                                                      -----      -----      -----      -----
Gross profit                                           69.6%      67.0%      69.2%      67.3%
Operating expenses:
   Selling and marketing                               39.5%      30.2%      13.3%      11.1%
   Research and development                            34.2%      27.9%      15.0%       9.0%
   General and administrative                          36.1%      35.9%      17.2%      14.2%
   Acquired in-process research and development                              23.4%
                                                      -----      -----      -----      -----
Total operating expenses                              109.8%      94.0%      68.9%      34.3%
                                                      -----      -----      -----      -----
Operating income (loss)                               -40.2%     -27.0%       0.3%      33.0%
Interest income                                         7.6%       6.2%       3.8%       1.7%
                                                      -----      -----      -----      -----
Income (loss) before income taxes                     -32.6%     -20.8%       4.1%      34.7%
Income tax expense (benefit)                          -11.7%      -7.2%      11.0%       4.5%
                                                      -----      -----      -----      -----
Net income (loss)                                     -20.9%     -13.6%      -6.9%      30.2%
                                                      =====      =====      =====      =====

1998 COMPARED TO 1997

         Net Revenues

         Our net revenues decreased 18.3% to $9.5 million for 1998 from $11.7 million for 1997. This decrease in our revenue was the result of a decrease in sales to our largest OEM analog modem customers, including 3Com. The decrease in sales resulted from a combination of factors, including changes in product mix resulting from the analog modem industry's acceptance of the V.90, 56K modem standard, reduced demand of certain fax products and pricing pressures within the analog modem industry. In response to these factors, our revenues from sales to 3Com in 1998 decreased 53.4% when compared to 1997. This decrease in our revenues from analog modem manufacturers was partially offset by an increase in revenues from other OEM customers, including PC manufacturers, and increased retail revenues. During 1998, net retail revenues increased approximately 313% over 1997 net retail revenues.

         Gross Profit

         Gross profit represents net revenues, less cost of revenues, which includes cost of materials, costs related to the operations of our duplication facilities, freight charges and royalties to licensors. Our gross profit decreased 15.1% to $6.6 million in 1998 from $7.8 million in 1997. Gross profit as a percentage of net revenues increased to

69.6% in 1998 compared to 67.0% in 1997. The increase in our gross profit percentage was due to a shift in our product mix, our flexible manufacturing process and our improvement of controls over our manufacturing expenses. These improvements were partially offset by the translation costs of certain software products.

         Operating Expenses

         Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses increased 7.2% to $3.8 million in 1998 from $3.5 million in 1997. As a percent of net revenues, sales and marketing expenses increased to 39.5% in 1998 from 30.2% in 1997. The increase in our sales and marketing expenses in 1998 was primarily due to increased expenditures for our major retail products, including expenditures related to the introduction of Internet CommSuite, a multi-function Internet communications software product. Expenditures for our corporate and VAR product group, primarily our LAN fax products, also increased in 1998.

         Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. In 1998, research and development expenses remained constant at $3.3 million as compared to 1997. As a percentage of net revenues, research and development expenditures increased to 34.2% in 1998 from 27.9% in 1997. An increase in the amortization of purchased technologies, primarily for the network fax technology that we acquired in 1998, was offset by a reduction in salaries and benefits. To date, we have not capitalized any of our software development expenses because our development efforts have been completed concurrently with the establishment of technological feasibility. However, significant new products that we develop in the future may require the capitalization of certain software development expenses.

         Our general and administrative expenses include expenses related to our general operations. General and administrative expenses decreased 17.8% to $3.4 million in 1998 from $4.2 million in 1997. As a percentage of net revenues, general and administrative expenditures increased to 36.1% in 1998 from 35.9% in 1997, primarily due to the decrease in our net revenues. The overall decrease was primarily due to the lower allowance for bad debt in 1998 and cost control measures that reduced most expense categories during 1998.

         Income Taxes

         During 1998, our income tax benefit was 35.8% of the loss before income taxes. Income tax benefit was $1.1 million in 1998 and $839,000 in 1997.

1997 COMPARED TO 1996

         Net Revenues

         Our net revenues decreased 47.1% to $11.7 million for 1997 from $22.1 million for 1996. This decrease consisted of a 40.7% decrease in OEM sales and an 82.2% decrease in retail sales in 1997 compared with 1996. The OEM decrease was the result of a combination of decreased unit volume, which we believe was primarily driven by the lack of a 56K modem standard during 1997, and an increased percentage of net revenues resulting from royalty agreements. These factors contributed to decreased revenues from sales to 3Com of 50.5% in 1997 and to decreased revenues from sales to Motorola of 77.0% in 1997. The decrease in retail sales was primarily driven by slower than anticipated sales of our video communication software product lines. We believe that these product lines continue to be impacted by consumers' lack of acceptance of current video technology and pricing.

         Gross Profit

         Gross profit represents net revenues, less cost of revenues, which includes cost of materials, costs related to the operations of our duplication facilities, freight charges and royalties to licensors. Gross profit decreased 48.8% to $7.8 million in 1997 from $15.3 million in 1996. Gross profit as a percentage of net revenues decreased to 67.0% in 1997 compared to 69.2% in 1996. An increased percentage of revenue from royalty agreements, cost control measures and increased manufacturing efficiencies helped us to achieve only a slight decrease in gross profit percentage despite the 47.1% decrease in our sales. Gross profit as a percentage of net revenues decreased primarily due to the decrease in our net revenues, an increase in our inventory write-offs, which resulted from releases of new version retail product releases during 1997, and an increase in our royalty expenses, which were primarily related to our video products.

         Operating Expenses

         Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses increased 19.9% to $3.5 million in 1997 from $2.9 million in 1996. As a percentage of net revenues, sales and marketing expenses increased to 30.2% in 1997 from 13.3% in 1996. Our sales and marketing expenditures increased primarily due to our promotional campaigns in the retail channel during the first half of the year combined with an increase in personnel.

         Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. Our research and development expenses remained constant at $3.3 million in 1997 compared to 1996. As a percentage of net revenues, research and development expenditures increased to 27.9% in 1997 from 15.0% in 1996. An increase in the amortization of purchased technologies related to our video communication software was offset by a decrease in all other research and development expense categories. To date, we have not capitalized any of our software development expenses because our development efforts have been completed concurrently with the establishment of technological feasibility. However, significant new products that we develop in the future may require the capitalization of certain software development expenses.

         Our general and administrative expenses include expenses related to our general operations. General and administrative expenses increased 10.4% to $4.2 million in 1997 from $3.8 million in 1996. As a percentage of net revenues, our general and administrative expenditures increased to 35.9% in 1997 from 17.2% in 1996. Our cost control efforts reduced general and administrative expenses in most categories, particularly salaries and benefits, however, this reduction was offset by an increase in bad debt reserves. We increased bad debt reserves due to slower payment patterns from our customers that were largely influenced by slower than anticipated sales of our retail video communication software products.

         Income Taxes

         During 1997, our income tax benefit was 34.6% of the loss before income taxes. Income tax benefit was $839,000 in 1997 and the income tax expense was $2.4 million in 1996. The effective tax rate during 1996 differed from the statutory federal rate of 35.0%, principally because of nondeductible acquired in-process research and development costs of $1.8 million and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through cash generated from operations. Net cash used in operations was $858,000 for 1998 and $288,000 for 1996. Net cash provided by operating activities was $102,000 in 1997. In 1998, the cash used in our operations was primarily the result of our net loss for the year and an increase in accounts receivable that was partially offset by an increase in accounts payable and accrued liabilities. The increases in accounts receivable and accounts payable and accrued liabilities were primarily due to an increase in our retail activities during the later portion of the year. The cash provided by operations in 1997 was primarily due to a decrease in accounts receivable that was offset by a net loss for the year. The decrease in cash provided from operations in 1996 was primarily the result of increased accounts receivable and income taxes receivable, and increased operating costs, primarily in research and development expenditures.

         We used $810,000 in cash in 1998, $222,000 in 1997 and $2.5 million in
1996, for investing activities. Our primary use of cash for investing activities related to our acquisition of technology from Mitek in 1998 and the purchase of Performance Computing Incorporated in 1996. We also invested in property and equipment, including computers and production equipment, during each of 1998, 1997 and 1996.

         During 1998 and 1997, we did not use or generate cash from financing activities. Net cash used in financing activities during 1996 of $1.8 million was primarily for the repayment of notes to our founders.

         At December 31, 1998, we had $12.7 million in cash and cash equivalents and $16.7 million of working capital. We had $4.1 million in accounts receivable, net of allowance for doubtful accounts and other adjustments. We currently anticipate that capital expenditures will not vary significantly from recent years.

YEAR 2000 COMPLIANCE

         Smith Micro is aware of issues associated with computer systems as the year 2000 approaches. Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than one year, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that Year 2000 issues could affect the internal systems used to operate and monitor our business, our third party vendors and customers and our software products. Significant uncertainty exists in the computer industry concerning the potential effects associated with such Year 2000 issues.

         We believe that we have identified substantially all of the major internal systems and software applications that are important to the operation and monitoring of our business. We have obtained confirmation from vendors of certain purchased systems and software applications used for our internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. We have recently completed the installation of such upgrades to our current systems. We believe that with the upgrades, modifications and conversions we have made to date, the Year 2000 issue will not have a material impact on our internal systems. However, it is possible that the systems and software applications used for our internal operations contain undetected errors or defects associated with Year 2000 date functions. We currently estimate that the total cost remaining, after December 31, 1998, to address our Year 2000 issues is insignificant. This estimate is based on assumptions that include our assumption that the we have already identified the most significant Year 2000 issues and that the plans of our third party suppliers and customers will be fulfilled in a timely manner at no cost to us. All remaining Year 2000 issue costs will be funded through operating cash flows.

         We are currently in the process of evaluating our critical external relationships, including relationships with both third party vendors and customers, to determine the extent to which we may be vulnerable to the failure of such third parties to resolve their own Year 2000 issues. We are gathering information through direct communication with third parties, SEC filings, information provided by the third parties' corporate web sites and product marketing documentation. Third parties being evaluated include, among others, software duplication vendors, freight companies, payroll service providers and our largest customers. Where practicable, we will assess and attempt to mitigate our risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on our results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

         We currently offer software products that are designed to be Year 2000 compliant. Our software products do not utilize dates in their primary functions. We have evaluated our software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believe that Year 2000 problems will not affect the functionality of its software products. However, it is possible that our products, or the hardware or software applications used by one of our customers, may contain undetected errors or defects associated with Year 2000 date functions.

         Although we are not aware of any material operational issues or costs associated with preparing our products or internal information systems for the Year 2000, it is possible that we may experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed predominantly of third party software and hardware. If we are not completely successful in mitigating our internal and external Year 2000 risks, we could experience a system failure or disruptions in our operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We are currently developing contingency plans to address the Year 2000 issues that may pose a significant risk to our ongoing operations. We believe, that under a worst case scenario, we could continue the majority of our normal business activities with the use of manual processing, alternate suppliers and an accelerated program of replacement for equipment or software applications.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Smith Micro's financial instruments include cash and cash equivalents. At December 31, 1998, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Smith Micro's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the three years prior to the date of the most recent financial statements and the subsequent interim period, we have not had a change in our independent auditors nor have there been any disagreements between us and our independent auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The sections titled "Executive Officers of the Company," "Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" appearing in Smith Micro's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference

ITEM 11.  EXECUTIVE COMPENSATION

         The section titled "Executive Compensation and Related Information" appearing in Smith Micro's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section titled "Principal Stockholders" appearing in Smith Micro's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         Smith Micro's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                                    PAGE
                                                                                    ----
  Independent Auditors' Report.......................................................F-1
  Consolidated Balance Sheets as of December 31, 1998 and 1997.......................F-2
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998..............................................F-3
  Consolidated Statements of Stockholders Equity for each of the three years in the period ended December 31, 1998.....................................F-4
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998..................................................F-5
  Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 1998...........................................F-7

         (2) FINANCIAL STATEMENT SCHEDULE

         Smith Micro's financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

                                                                                     PAGE
                                                                                     ----
  Independent Auditors' Report.......................................................S-1
  Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998...............................................S-2

         (3) EXHIBITS

  Exhibit
    No.                           Title                                    Method of Filing
  -------                         -----                                    ----------------
3.1           Amended and Restated Certificate of            Incorporated by reference to Exhibit 3.1 to the
              Incorporation of the Company                   Registrant's Registration Statement No. 33-95096

3.2           Amended and Restated Bylaws of the Company.    Incorporated by reference to Exhibit 3.2 to the
                                                             Registrant's Registration Statement No. 33-95096

4.1           Specimen certificate representing shares of    Incorporated by reference to Exhibit 4.1 to the
              Common Stock of the Company.                   Registrant's Registration Statement No. 33-95096

10.1          Form of Indemnification Agreement.             Incorporated by reference to Exhibit 10.1 to the
                                                             Registrant's Registration Statement No. 33-95096

10.2          1995 Stock Option/Stock Issuance Plan.         Incorporated by reference to Exhibit 10.2 to the
                                                             Registrant's Registration Statement No. 33-95096

  Exhibit
    No.                           Title                                    Method of Filing
  -------                         -----                                    ----------------
10.3          Form of Notice of Grant of Stock Option        Incorporated by reference to Exhibit 10.3 to the
              under 1995 Stock Option/Stock Issuance Plan.   Registrant's Registration Statement No. 33-95096

10.4          Form of 1995 Stock Option Agreement under      Incorporated by reference to Exhibit 10.4 to the
              1995 Stock Option /Stock Issuance Plan.        Registrant's Registration Statement No. 33-95096

10.5          Form of 1995 Stock Purchase Agreement under    Incorporated by reference to Exhibit 10.5 to the
              1995 Stock Option/Stock Issuance Plan.         Registrant's Registration Statement No. 33-95096

10.6          Distribution License Agreement dated           Incorporated by reference to Exhibit 10.6 to the
              September 30, 1991, by and between the         Registrant's Registration Statement No. 33-95096
              Company and Crandell Development Corporation.

10.7          Application Program Interface Retail License   Incorporated by reference to Exhibit 10.7 to the
              Agreement July 28, 1992 by and between the     Registrant's Registration Statement No. 33-95096
              Company and Rockwell International
              Corporation.

10.8          Application Program Interface License          Incorporated by reference to Exhibit 10.8 to the
              Agreement July 28, 1992 by and between the     Registrant's Registration Statement No. 33-95096
              Company and Rockwell International
              Corporation.

10.9          Rockwell High Speed Interface License          Incorporated by reference to Exhibit 10.9 to the
              Agreement dated June 2, 1994, by and between   Registrant's Registration Statement No. 33-95096
              the Company and Rockwell International
              Corporation.

10.10         Letter Agreement dated February 22, 1994, by   Incorporated by reference to Exhibit 10.10 to the
              and between the Company and Rockwell           Registrant's Registration Statement No. 33-95096
              International Corporation.

10.11         Letter Agreement dated April 22, 1993, by      Incorporated by reference to Exhibit 10.11 to the
              and between the Company and Rockwell           Registrant's Registration Statement No. 33-95096
              International Corporation.

10.12         Software Distribution Agreement dated May 8,   Incorporated by reference to Exhibit 10.12 to the
              1995, by and between the Company and           Registrant's Registration Statement No. 33-95096
              International Business Machines Corporation.

10.13         Office Building Lease, dated June 10, 1992,    Incorporated by reference to Exhibit 10.13 to the
              by and between the Company and Developers      Registrant's Registration Statement No. 33-95096
              Venture Capital Corporation.

10.14         Amendment No. 1 To Office Building Lease,      Incorporated by reference to Exhibit 10.14 to the
              dated July 9, 1993, by and between the         Registrant's Registration Statement No. 33-95096
              Company and Pioneer Bank.

  Exhibit
    No.                           Title                                    Method of Filing
  -------                         -----                                    ----------------
10.15         Amendment No. 2 To Office Building Lease,      Incorporated by reference to Exhibit 10.15 to the
              dated August 15, 1994, by and between the      Registrant's Registration Statement No. 33-95096
              Company and T&C Development.

10.16         Fourth Addendum to Office Building Lease,      Incorporated by reference to Exhibit 10.16 to the
              dated April 21, 1995, by and between           Registrant's Registration Statement No. 33-95096
              the Company and T&C Development.

10.17         Form of Promissory Note related to S           Incorporated by reference to Exhibit 10.17 to the
              Corporation Distribution.                      Registrant's Registration Statement No. 33-95096

10.18         Smith Micro Software, Inc. Amended and         Incorporated by reference to Exhibit 10.21 to the
              Restated Software Licensing and Distribution   Registrant's Quarterly Report on Form 10-Q for the
              Agreement, dated April 18, 1996, by and        quarter ended September 30, 1996
              between the Company and U.S. Robotics Access
              Corp.

10.19         Office Building Lease, dated March 1, 1994,    Incorporated by reference to Exhibit 10.19 to the
              by and between Performance Computing           Registrant's Annual Report on Form 10-K for the
              Incorporated and Petula Associates, Ltd./KC    fiscal year ended December 3l, 1995
              Woodside.

10.20         Agreement and Plan of Merger by and between    Incorporated by reference to Exhibit 2 to the
              Smith Micro Software, Inc., Performance        Registrant's Current Report on Form 8-K filed with
              Computing Incorporated and PCI Video           the Commission on March 28, 1996
              Products, Inc. dated as of March 14, 1996.

10.21         Amendment No. 1, dated as of March 10, 1997,   Incorporated by reference to Exhibit 10.21 to the
              to Agreement and Plan of Merger by and         Registrant's Annual Report on Form 10-K for the
              between Smith Micro Software, Inc.,            fiscal year ended December 31, 1996
              Performance Computing Incorporated and PCI
              Video Products, Inc. dated as of March 14,
              1996.

10.22         Amendment No. 6 to Office Building Lease,      Incorporated by reference to Exhibit 10.21 to the
              dated February 19, 1998, by and between the    Registrant's Annual Report on Form 10-K for the
              Company and World Outreach Center.             fiscal year ended December 31, 1997

10.23         Software Licensing and Distribution            Filed Herewith. Confidential treatment being sought
              Agreement dated December 1, 1998, by and       with respect to certain portions of this agreement.
              between the Company and 3Com Corporation       Such portions have been omitted from this filing and
                                                             have been filed separately with the Securities and
                                                             Exchange Commission.

23.1          Independent Auditors' Consent.                 Filed Herewith

27            Financial Data Schedule.                       Filed Herewith

         (b)      EXHIBITS ON FORM 8-K

         No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMITH MICRO SOFTWARE, INC.



Date:  March 26, 1999                   By:/s/ William W. Smith, Jr.
                                           -------------------------------------
                                        William W. Smith, Jr.
                                        Chairman of the Board,
                                        President and Chief Executive Officer


Date: March 26, 1999                    By /s/ Mark W. Nelson
                                           -------------------------------------
                                        Mark W. Nelson
                                        Chief Financial Officer
                                        (Principal Financial Officer)


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


              SIGNATURE                                   TITLE                          DATE
              ---------                                   -----                          ----

/s/ William W. Smith, Jr.             Chairman of the Board,                        March 26, 1999
------------------------------------  President and Chief Executive Officer
    William W. Smith, Jr.             (principal executive officer)


/s/ Rhonda L. Smith                   Vice-Chairman of the Board, Secretary,        March 26, 1999
------------------------------------  Treasurer and Director
    Rhonda L. Smith


/s/ Robert W. Scheussler              Senior Vice President, Chief Technical        March 26, 1999
------------------------------------  Officer, and Director
    Robert W. Scheussler


/s/ Mark W. Nelson                    Vice President of Finance and Chief           March 26, 1999
------------------------------------  Financial Officer (principal financial
    Mark W. Nelson                    and accounting officer)


/s/ Thomas G. Campbell                Director                                      March 26, 1999
------------------------------------
    Thomas G. Campbell


/s/ F. Terry Eger                     Director                                      March 26, 1999
------------------------------------
    F. Terry Eger

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Smith Micro Software, Inc.:


We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE, LLP

Costa Mesa, California
February 12, 1999

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   1998       1997
                                                                 --------   --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $ 12,699   $ 14,367
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,255 (1998) and $1,413 (1997)          4,093      3,808
Income taxes receivable                                               931      1,127
Deferred tax asset (Note 4)                                           470        467
Inventories                                                           629        553
Prepaid expenses and other current assets                             423        503
                                                                 --------   --------

    Total current assets                                           19,245     20,825

EQUIPMENT AND IMPROVEMENTS, net (Note 2)                              350        444
DEFERRED TAX ASSET (Note 4)                                           336        139
OTHER ASSETS                                                          304         58
INTANGIBLE ASSETS, net (Note 9)                                       568        289
                                                                 --------   --------

                                                                 $ 20,803   $ 21,755
                                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                 $  1,373   $    877
Accrued liabilities (Note 3)                                        1,185        635
                                                                 --------   --------

    Total current liabilities                                       2,558      1,512


COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8):
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 14,075,000 shares issued and outstanding (1998
  and 1997)                                                            14         14
Additional paid-in capital                                         21,250     21,250
Accumulated deficit                                                (3,019)    (1,021)
                                                                 --------   --------

    Total stockholders' equity                                     18,245     20,243
                                                                 --------   --------

                                                                 $ 20,803   $ 21,755
                                                                 ========   ========


See notes to consolidated financial statements.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Year ended December 31,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
NET REVENUES (Note 6)                        $  9,547     $ 11,684     $ 22,091

COST OF REVENUES                                2,898        3,853        6,795
                                             --------     --------     --------

GROSS PROFIT                                    6,649        7,831       15,296

OPERATING EXPENSES:
Selling and marketing                           3,779        3,525        2,939
Research and development                        3,262        3,266        3,324
General and administrative (Note 7)             3,443        4,191        3,796
Acquired in-process research and
  development (Note 9)                                                    5,169
                                             --------     --------     --------

  Total operating expenses                     10,484       10,982       15,228
                                             --------     --------     --------

OPERATING INCOME (LOSS)                        (3,835)      (3,151)          68

INTEREST INCOME                                   725          725          849
                                             --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES              (3,110)      (2,426)         917

INCOME TAX EXPENSE (BENEFIT) (Note 4)          (1,112)        (839)       2,436
                                             --------     --------     --------

NET LOSS                                     $ (1,998)    $ (1,587)    $ (1,519)
                                             ========     ========     ========

NET LOSS PER SHARE, basic and diluted        $  (0.14)    $  (0.11)    $  (0.11)
                                             ========     ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  14,075       14,075       13,992
                                             ========     ========     ========


See notes to consolidated financial statements.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                         Retained
                                        Common stock       Additional    earnings
                                     ------------------     paid-in    (accumulated
                                     Shares      Amount     capital       deficit)      Total
                                     ------     -------    ----------  ------------    -------
BALANCE, January 1, 1996             13,700     $    14    $18,146        $ 2,085      $20,245

Issuance of common stock
  in acquisition                        350                  2,944                       2,944

Exercise of common stock options         25                    160                         160

Net loss                                                                   (1,519)      (1,519)
                                     ------     -------    -------        -------      -------

BALANCE, December 31, 1996           14,075          14     21,250            566       21,830

Net loss                                                                   (1,587)      (1,587)
                                     ------     -------    -------        -------      -------

BALANCE, December 31, 1997           14,075          14     21,250         (1,021)      20,243

Net loss                                                                   (1,998)      (1,998)
                                     ------     -------    -------        -------      -------

BALANCE, December 31, 1998           14,075     $    14    $21,250        $(3,019)     $18,245
                                     ======     =======    =======        =======      =======

See notes to consolidated financial statements.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                   Year ended December 31,
                                                             ----------------------------------
                                                               1998         1997         1996
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $ (1,998)    $ (1,587)    $ (1,519)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                   683          688          452
  Write-off of in-process research and development                                        5,169
  Provision for doubtful accounts and other
    adjustments to accounts receivable                           (158)        (409)       1,304
  Deferred income taxes                                          (200)          82         (648)
  Change in operating accounts, net of
    amounts acquired:
    Accounts receivable                                          (127)       2,618       (3,723)
    Income taxes receivable                                       196         (607)        (599)
    Inventories                                                   (76)           8         (118)
    Prepaid expenses and other assets                            (224)         (88)        (197)
    Accounts payable and accrued liabilities                    1,046         (603)        (409)
                                                             --------     --------     --------
      Net cash provided by (used in)
        operating activities                                     (858)         102         (288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (163)        (222)        (259)
Acquisition of technologies                                      (647)
Acquisition of Performance Computing, Inc.                                               (2,211)
                                                             --------     --------     --------

      Net cash used in investing activities                      (810)        (222)      (2,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                      160
Repayment of notes payable to founders                                                   (1,935)
                                                             --------     --------     --------

      Net cash used in financing activities                                              (1,775)
                                                             --------     --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,668)        (120)      (4,533)

CASH AND CASH EQUIVALENTS, beginning of year                   14,367       14,487       19,020
                                                             --------     --------     --------

CASH AND CASH EQUIVALENTS, end of year                       $ 12,699     $ 14,367     $ 14,487
                                                             ========     ========     ========

See notes to consolidated financial statements.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                       DECEMBER 31,
                                                --------------------------
                                                 1998      1997      1996
                                                ------    ------    ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid during the year for income taxes    $   --    $  206    $1,142
                                                ======    ======    ======


During 1996, the Company acquired a business in a transaction summarized as follows:

  Acquired in-process research and development                 $ 5,169
  Fair value of assets acquired                                  1,107
  Value of common stock issued in transaction                   (2,944)
  Liabilities assumed or created                                (1,121)
                                                               -------

  Cash paid, net of cash acquired                              $ 2,211
                                                               =======

See notes to consolidated financial statements.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business - Smith Micro Software, Inc. and subsidiary (the Company) develops, manufactures and sells personal computer communication software for personal and business use. The Company's products allow its customers to communicate through fax, telephony, video conferencing, multimedia email, video security, paging and data transmission. The Company's software products allow communication over a variety of data transmission devices that include regular telephone lines via analog modems and over the Internet and other IP protocol services (including the Local Area Networks and Wide Area Networks) via connectivity hardware including cable modems, xDSL modems, network interface devices and analog modems. A substantial portion of the Company's sales are direct to hardware connectivity device and personal computer manufacturers under OEM agreements. The Company also sells its products through independent distributors and retail channels.

        Basis of Presentation - The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiary. All significant intercompany amounts have been eliminated in consolidation.

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

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 1998.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over five years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and translation costs which are being amortized using the straight-line methods over three to five years. Accumulated amortization on goodwill and other intangible assets amounted to $841,000 and $415,000 as of December 31, 1998 and 1997, respectively. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121.

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

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 1998, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        Net Loss per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company provides dual presentation of "basic" and "diluted" earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented.

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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 1998, 1997 and 1996, there was no difference between net loss and comprehensive loss.

        Reclassification - Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

2.      EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements consist of the following (in thousands):

                                                           December 31,
                                                      -----------------------
                                                       1998            1997
                                                      -------         -------
Machinery and equipment                               $ 1,032         $   880
Leasehold improvements                                    143             137
Office furniture and fixtures                             244             239
                                                      -------         -------

                                                        1,419           1,256

Less accumulated depreciation and amortization         (1,069)           (812)
                                                      -------         -------

                                                      $   350         $   444
                                                      =======         =======

3.      ACCRUED LIABILITIES

        Accrued liabilities consists of the following (in thousands):

                                                            December 31,
                                                      -----------------------
                                                       1998             1997
                                                      ------           ------
Salaries and benefits                                 $  505           $  463
Cooperative advertising and rebates                      357              131
Manufacturers' representative commissions                114
Other                                                    209               41
                                                      ------           ------

                                                      $1,185           $  635
                                                      ======           ======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

4.      INCOME TAXES

        A summary of income tax expense (benefit) is as follows (in thousands):

                                         Year ended December 31,
                                   ----------------------------------
                                     1998         1997          1996
                                   -------      -------       -------
          Current:
            Federal                $(1,071)     $  (981)      $ 2,471
            State                       74            6           613
            Foreign                     85           54
                                   -------      -------       -------

                                      (912)        (921)        3,084

          Deferred:
            Federal                     26          202          (552)
            State                     (226)        (120)          (96)
                                   -------      -------       -------
                                      (200)          82          (648)
                                   -------      -------       -------

                                   $(1,112)     $  (839)      $ 2,436
                                   =======      =======       =======

        A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for taxes is as follows:


                                                December 31,
                                     -----------------------------------
                                       1998         1997          1996
                                     -------      -------       -------
       Federal statutory rate          (35)%        (35)%          35%
       State tax, net of
        federal benefit                 (3)          (3)           37
       Nondeductible expense
        related to acquired
        intangibles                      3            4           197
       Other                            (1)          (1)           (3)
                                       ---          ---           ---

                                       (36)%        (35)%         266%
                                       ===          ===           ===

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

         The major components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                           December 31,
                                                      ---------------------
                                                      1998             1997
                                                      -----           -----
            Various reserves                          $ 564           $ 632
            Nondeductible accruals                       74              97
            Accrual to cash adjustment                  (44)           (163)
            State taxes                                (153)            (76)
            Prepaid expenses                            (90)            (65)
            Credit carryforwards                        216              81
            Net operating loss carryforwards            234              94
            Other                                         5               6
                                                      -----           -----

                                                      $ 806           $ 606
                                                      =====           =====

        The company has state net operating loss carryforwards of approximately $2,675,000 at December 31, 1998. These losses will begin to expire in 2002. In addition, the Company has federal foreign tax credit carryforwards and state research and development credit carryforwards of approximately $103,000 and $113,000, respectively, at December 31, 1998.

5.      COMMITMENTS AND CONTINGENCIES

        Leases - The Company has noncancelable operating leases for its building facilities. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):

        Year ending December 31:
            1999                                     $  639
            2000                                        562
            2001                                        566
            2002                                        583
            2003                                        147
                                                     ------

                                                     $2,497
                                                     ======

         Total rent expense was $621,000, $539,000 and $492,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial condition or results of operations.

6.      SEGMENT INFORMATION

        The Company engages in business activity in only one operating segment, the development, marketing and sale of communication software for personal computers. The Company's software products are developed, sold and marketed by common departments within the Company.

        Sales to individual customers or customers under common control which amounted to more than 10% of the Company's net revenues in the year indicated were as follows:

                         e                                DECEMBER 31,
                                                     --------------------
                                                     1998    1997    1996
                                                     ----    ----    ----
         Customer:
         1 - (OEM)                                   24.7%   43.4%   46.4%
         2 - (OEM)                                     -       -     12.6
         3 - (Retail)                                  -       -     11.8
         4 - (Retail)                                19.1      -       -
                                                     ----    ----    ----

                                                     43.8%   43.4%   70.8%
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

        The Company also has international sales representing 22.8%, 24.3% and 14.4% of its net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Sales to customers in the Asia Pacific region were 16.1%, 11.6% and 6.7% of its net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. All export sales have been denominated in U.S. dollars.

7.      PROFIT SHARING

        The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $42,000 and $49,000 for the years ended December 31, 1998 and 1997, respectively. Prior to the establishment of the 401(k) plan, the Company sponsored a profit sharing plan for the benefit of all

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

         employees meeting certain age and service requirements. The Company made approximately $68,000 in discretionary contributions to the profit sharing plan for the year ended December 31, 1996.

8.      STOCK-BASED COMPENSATION

        In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan, as amended, provides for issuance of, or options to be granted for the purchase of, an aggregate of 1,750,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

        During 1997, the Company canceled 381,000 options held by certain employees and simultaneously issued 381,000 options to the same employees with a vesting period of two or three years depending upon the grant date of the options canceled.

        Stock option activity under the Plan is as follows:

                                                                        Weighted
                                                                        average
                                                            Number      exercise
                                                          of shares      price
                                                         ----------     --------
OUTSTANDING, January 1, 1996 (0 exercisable)               451,000       $ 8.08
  Granted (weighted average fair value of $4.28)           335,000         7.70
  Exercised                                                (25,000)        6.40
  Canceled                                                (134,000)        8.64
                                                         ---------

OUTSTANDING, December 31, 1996 (138,000 exercisable)       627,000         7.85
  Granted (weighted average fair value of $2.12)           746,000         2.89
  Canceled                                                (565,000)        7.21
                                                         ---------

OUTSTANDING, December 31, 1997 (164,000 exercisable)       808,000         3.72
  Granted (weighted average fair value of $1.34)           507,000         1.61
  Canceled                                                (152,000)        3.38
                                                         ---------

OUTSTANDING, December 31, 1998                           1,163,000         2.85
                                                         =========

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------

         Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                 Options outstanding          Options exercisable
                              ---------------------------   ----------------------
                              Weighted average   Weighted                 Weighted
  Range of                       remaining       average                  average
  exercise        Number        contractual      exercise     Number      exercise
   prices       outstanding     life (years)      price     exercisable    price
 ---------      -----------   ----------------   --------   -----------   --------
$1.44 - $ 2.25      450,000         9.7           $ 1.56          -           -
$2.88 - $ 3.13      618,000         8.6           $ 2.89      295,000      $ 2.89
$6.40 - $ 7.25       53,000         6.8           $ 6.85       48,000      $ 6.85
$9.07 - $14.00       42,000         6.8           $11.00       39,000      $11.09
                  ---------                                   -------

                  1,163,000         8.7           $ 2.85      382,000      $ 4.23
                  =========                                   =======

         At December 31, 1998, 562,000 shares were available for future grants under the Stock Option Plan.

         Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements as all grants have been made with an exercise price equal to the fair market value of the underlying shares at the date of grant.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

         The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility, 89%, 86% and 50% for grants issued in 1998, 1997 and 1996, respectively; risk-free interest rates, 5.2%, 5.9% and 6.0% in 1998, 1997 and 1996, respectively; and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(2,381,000), or $(.17) per share, in 1998, $(1,818,000), or $(.13) per share, in 1997 and $(1,846,000), or
         $(.13) per share, in 1996.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998 (Continued)
--------------------------------------------------------------------------------


9.      ACQUISITIONS

        In January 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash. The fax software acquired provides fax functionality over Local Area Networks, the Internet and intranets.

        In March 1996, the Company completed its acquisition of Performance Computing Incorporated (PCI), an audio/video software solutions provider. In connection with the acquisition, all of the outstanding PCI shares were converted into the right to receive an aggregate of 350,000 shares of the Company's common stock, valued at $2,944,000, and $2,100,000 in cash with an additional $800,000 payable to the seller group contingent on the achievement of certain milestones. Such amount was accrued as part of the purchase price; all of the milestones were subsequently met and the entire amount was paid during 1997. The Company also incurred direct costs of approximately $111,000 related to the acquisition.

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

        Pro forma unaudited consolidated results of operations for the year ended December 31, 1996 did not differ significantly from reported amounts and therefore are not reflected herein.

INDEPENDENT AUDITORS' REPORT



 To the Stockholders of
  Smith Micro Software, Inc.:


 We have audited the consolidated financial statements of Smith Micro Software, Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.



 DELOITTE & TOUCHE, LLP

 Costa Mesa, California
 February 12, 1999

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                       Additions
                                        Balance at     charged to                    Balance at
                                       beginning of    costs and                       end of
                                          period        expenses       Deductions      period
                                       ------------    ----------      ----------    ----------
Allowance for doubtful accounts and
 other adjustments(1):
  1998                                   $1,413         $2,227          $(2,385)      $1,255
  1997                                    1,822          2,335           (2,744)       1,413
  1996                                      518          2,756           (1,452)       1,822

-------------
(1) Other adjustments relate principally to sales returns.

                                 EXHIBIT INDEX

Exhibit
  No.                        Title                                            Method of Filing
-------                      -----                                            ----------------
3.1           Amended and Restated Certificate of            Incorporated by reference to Exhibit 3.1 to the
              Incorporation of the Company                   Registrant's Registration Statement No. 33-95096

3.2           Amended and Restated Bylaws of the Company.    Incorporated by reference to Exhibit 3.2 to the
                                                             Registrant's Registration Statement No. 33-95096

4.1           Specimen certificate representing shares of    Incorporated by reference to Exhibit 4.1 to the
              Common Stock of the Company.                   Registrant's Registration Statement No. 33-95096

10.1          Form of Indemnification Agreement.             Incorporated by reference to Exhibit 10.1 to the
                                                             Registrant's Registration Statement No. 33-95096

10.2          1995 Stock Option/Stock Issuance Plan.         Incorporated by reference to Exhibit 10.2 to the
                                                             Registrant's Registration Statement No. 33-95096

10.3          Form of Notice of Grant of Stock Option        Incorporated by reference to Exhibit 10.3 to the
              under 1995 Stock Option/Stock Issuance Plan.   Registrant's Registration Statement No. 33-95096

10.4          Form of 1995 Stock Option Agreement under      Incorporated by reference to Exhibit 10.4 to the
              1995 Stock Option /Stock Issuance Plan.        Registrant's Registration Statement No. 33-95096

10.5          Form of 1995 Stock Purchase Agreement under    Incorporated by reference to Exhibit 10.5 to the
              1995 Stock Option/Stock Issuance Plan.         Registrant's Registration Statement No. 33-95096

10.6          Distribution License Agreement dated           Incorporated by reference to Exhibit 10.6 to the
              September 30, 1991, by and between the         Registrant's Registration Statement No. 33-95096
              Company and Crandell Development Corporation.

10.7          Application Program Interface Retail License   Incorporated by reference to Exhibit 10.7 to the
              Agreement July 28, 1992 by and between the     Registrant's Registration Statement No. 33-95096
              Company and Rockwell International
              Corporation.

10.8          Application Program Interface License          Incorporated by reference to Exhibit 10.8 to the
              Agreement July 28, 1992 by and between the     Registrant's Registration Statement No. 33-95096
              Company and Rockwell International
              Corporation.

10.9          Rockwell High Speed Interface License          Incorporated by reference to Exhibit 10.9 to the
              Agreement dated June 2, 1994, by and between   Registrant's Registration Statement No. 33-95096
              the Company and Rockwell International
              Corporation.

10.10         Letter Agreement dated February 22, 1994, by   Incorporated by reference to Exhibit 10.10 to the
              and between the Company and Rockwell           Registrant's Registration Statement No. 33-95096
              International Corporation.

10.11         Letter Agreement dated April 22, 1993, by      Incorporated by reference to Exhibit 10.11 to the
              and between the Company and Rockwell           Registrant's Registration Statement No. 33-95096
              International Corporation.

10.12         Software Distribution Agreement dated May 8,   Incorporated by reference to Exhibit 10.12 to the
              1995, by and between the Company and           Registrant's Registration Statement No. 33-95096
              International Business Machines Corporation.

10.13         Office Building Lease, dated June 10, 1992,    Incorporated by reference to Exhibit 10.13 to the
              by and between the Company and Developers      Registrant's Registration Statement No. 33-95096
              Venture Capital Corporation.

10.14         Amendment No. 1 To Office Building Lease,      Incorporated by reference to Exhibit 10.14 to the
              dated July 9, 1993, by and between the         Registrant's Registration Statement No. 33-95096
              Company and Pioneer Bank.

Exhibit
  No.                         Title                                           Method of Filing
-------                       -----                                           ----------------
10.15         Amendment No. 2 To Office Building Lease,      Incorporated by reference to Exhibit 10.15 to the
              dated August 15, 1994, by and between the      Registrant's Registration Statement No. 33-95096
              Company and T&C Development.

10.16         Fourth Addendum to Office Building Lease,      Incorporated by reference to Exhibit 10.16 to the
              dated April 21, 1995, by and between           Registrant's Registration Statement No. 33-95096
              the Company and T&C Development.

10.17         Form of Promissory Note related to S           Incorporated by reference to Exhibit 10.17 to the
              Corporation Distribution.                      Registrant's Registration Statement No. 33-95096

10.18         Smith Micro Software, Inc. Amended and         Incorporated by reference to Exhibit 10.21 to the
              Restated Software Licensing and Distribution   Registrant's Quarterly Report on Form 10-Q for the
              Agreement, dated April 18, 1996, by and        quarter ended September 30, 1996
              between the Company and U.S. Robotics Access
              Corp.

10.19         Office Building Lease, dated March 1, 1994,    Incorporated by reference to Exhibit 10.19 to the
              by and between Performance Computing           Registrant's Annual Report on Form 10-K for the
              Incorporated and Petula Associates, Ltd./KC    fiscal year ended December 3l, 1995
              Woodside.

10.20         Agreement and Plan of Merger by and between    Incorporated by reference to Exhibit 2 to the
              Smith Micro Software, Inc., Performance        Registrant's Current Report on Form 8-K filed with
              Computing Incorporated and PCI Video           the Commission on March 28, 1996
              Products, Inc. dated as of March 14, 1996.

10.21         Amendment No. 1, dated as of March 10, 1997,   Incorporated by reference to Exhibit 10.21 to the
              to Agreement and Plan of Merger by and         Registrant's Annual Report on Form 10-K for the
              between Smith Micro Software, Inc.,            fiscal year ended December 31, 1996
              Performance Computing Incorporated and PCI
              Video Products, Inc. dated as of March 14,
              1996.

10.22         Amendment No. 6 to Office Building Lease,      Incorporated by reference to Exhibit 10.21 to the
              dated February 19, 1998, by and between the    Registrant's Annual Report on Form 10-K for the
              Company and World Outreach Center.             fiscal year ended December 31, 1997

10.23         Software Licensing and Distribution            Filed Herewith. Confidential treatment being sought
              Agreement dated December 1, 1998, by and       with respect to certain portions of this agreement.
              between the Company and 3Com Corporation       Such portions have been omitted from this filing and
                                                             have been filed separately with the Securities and
                                                             Exchange Commission.

23.1          Independent Auditors' Consent.                 Filed Herewith

27            Financial Data Schedule.                       Filed Herewith