Form 10-Q
period 1999-03-31
SMITH MICRO SOFTWARE INC
filed 1999-05-14
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26536


                           SMITH MICRO SOFTWARE, INC.
-------------------------------------------------------------------------------
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

         As of April 30, 1999, there were 14,504,417 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                              Page
                                                                              ----
PART I.    FINANCIAL INFORMATION

           CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED)
           AND DECEMBER 31, 1998                                               3

           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998                      4

           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998                      5

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                6

           MANAGEMENT'S DISCUSSION AND ANALYSIS                                9

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  20

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                          20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   21

SIGNATURES                                                                    23

                           FORWARD LOOKING STATEMENTS


         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 12 OF THIS QUARTERLY REPORT AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                                   March 31,     December 31,
                                                                                     1999            1998
                                                                                  -----------    ------------
                                                                                  (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $ 11,299        $ 12,699
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,715 (1999) and $1,255 (1998)                            4,504           4,093
Income taxes receivable                                                               1,302             931
Deferred tax asset                                                                      470             470
Inventories                                                                             468             629
Prepaid expenses and other current assets                                               386             423
                                                                                   --------        --------
    Total current assets                                                             18,429          19,245

EQUIPMENT AND IMPROVEMENTS, net                                                         334             350
DEFERRED TAX ASSET                                                                      336             336
OTHER ASSETS                                                                            307             304
INTANGIBLE ASSETS, net                                                                  445             568
                                                                                   --------        --------
                                                                                   $ 19,851        $ 20,803
                                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                   $  1,039        $  1,373
Accrued liabilities                                                                   1,259           1,185
                                                                                   --------        --------
    Total current liabilities                                                         2,298           2,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 14,075,000 shares issued and outstanding (1999 and 1998)                   14              14
Additional paid-in capital                                                           21,250          21,250
Accumulated deficit                                                                  (3,711)         (3,019)
                                                                                   --------        --------
    Total stockholders' equity                                                       17,553          18,245
                                                                                   --------        --------
                                                                                   $ 19,851        $ 20,803
                                                                                   ========        ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                            For the Three Months
                                                              Ended March 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
NET REVENUES                                               $  2,866      $  3,266

COST OF REVENUES                                                736           866
                                                           --------      --------
GROSS PROFIT                                                  2,130         2,400

OPERATING EXPENSES:
Selling and marketing                                         1,533           768
Research and development                                        891           786
General and administrative                                      892           836
                                                           --------      --------
  Total operating expenses                                    3,316         2,390
                                                           --------      --------

OPERATING INCOME (LOSS)                                      (1,186)           10

INTEREST INCOME                                                 138           180
                                                           --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                            (1,048)          190

INCOME TAX EXPENSE (BENEFIT)                                   (356)           77
                                                           --------      --------
NET INCOME (LOSS)                                          $   (692)     $    113
                                                           ========      ========
NET INCOME (LOSS) PER SHARE, basic and diluted             $  (0.05)     $   0.01
                                                           ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                14,075        14,076
                                                           ========      ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                       For The Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        1999         1998
                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $   (692)     $    113
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                            215           167
  Provision for doubtful accounts and other
    adjustments to accounts receivable                     460          (659)
  Change in operating accounts:
    Accounts receivable                                   (871)           (4)
    Income taxes receivable                               (371)           78
    Inventories                                            161           (21)
    Prepaid expenses and other assets                                   (160)
    Accounts payable and accrued liabilities              (260)          402
                                                      --------      --------
      Net cash used in operating activities             (1,358)          (84)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of technology                                               (458)
Capital expenditures                                       (42)          (18)
                                                      --------      --------
      Net cash used in investing activities                (42)         (476)
                                                      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,400)         (560)

CASH AND CASH EQUIVALENTS, beginning of period          12,699        14,367
                                                      --------      --------
CASH AND CASH EQUIVALENTS, end of period              $ 11,299      $ 13,807
                                                      ========      ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission regulations. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ended December 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1998 as footnotes and certain financial presentations are condensed or omitted from generally accepted accounting principles presentation requirements, pursuant to the SEC rules and regulations.

         Cash Equivalents - Cash equivalents are considered to be highly liquid investments with initial maturities of three months or less.

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

         Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 1999.

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

         Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 1999, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

         Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

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

         Segment Information - The Company engages in business activity in only one operating segment, the development, marketing and sale of communication software for personal computers. The Company's software products are developed, sold and marketed by common departments within the Company.

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

         Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three month periods ending March 31, 1999 and 1998, there was no difference between net income, as reported, and comprehensive income.

         Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.  ACQUISITIONS

         On April 9, 1999, Smith Micro acquired all of the outstanding capital stock (the "Acquisition") of STF Technologies, Inc., a Missouri corporation ("STF') in exchange for $1.0 million in cash and 409,164 shares of Smith Micro Common Stock. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF is headquartered in Concordia, Missouri and as a result of this Acquisition, STF became a wholly owned subsidiary of Smith Micro. The aggregate number of shares delivered was determined by dividing $1.0 million by the average closing price on the Nasdaq National Market of a share of Smith Micro Common Stock as reported in the Wall Street Journal for the ten (10) consecutive trading days ending on the trading day immediately prior to the closing date. The cash portion of the Acquisition consideration was funded with proceeds received in connection with Smith Micro's initial public offering in September, 1995.

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

         We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products; and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 3.3% for the three months ended March 31, 1999, and 5.1% for the year ended December 31, 1998 and 26.8% in 1997. As a percentage of our net revenues, returns for stock rotation were 0.9% for the three months ended March 31, 1999, and 0.6% in 1998 and 14.6% in 1997.

         A small number of our customers have historically accounted for a substantial portion of our revenues. In June 1997, 3Com Corporation acquired our largest customer to date, U.S. Robotics Corporation. Sales to 3Com (including its affiliates and subcontractors), accounted for approximately 17.3% of our net revenues for the three months ended March 31, 1999, 24.7% of our net revenues in 1998 and 43.4% of our net revenues in 1997. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 32.9% in the three months ended March 31, 1999, 35.1% in 1998 and 56.9% in 1997. Any reduction, delay or change in orders from such customers could have an adverse effect on our business, results of operations and financial condition.

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


                                               For The Three Months
                                                   Ended March 31,
                                               --------------------
                                                 1999        1998
                                                ------      ------
Net revenues                                     100.0%      100.0%
Cost of revenues                                  25.7%       26.5%
                                                ------      ------
Gross profit                                      74.3%       73.5%
Operating expenses:
   Selling and marketing                          53.5%       23.5%
   Research and development                       31.1%       24.1%
   General and administrative                     31.1%       25.6%
                                                ------      ------
Total operating expenses                         115.7%       73.2%
                                                ------      ------
Operating income (loss)                          (41.4)%       0.3%
Interest income                                    4.8%        5.5%
                                                ------      ------
Income (loss) before income taxes                (36.6)%       5.8%
Income tax expense (benefit)                     (12.4)%       2.3%
                                                ------      ------
Net income (loss)                                (24.2)%       3.5%
                                                ======      ======

NET REVENUES

        Our net revenues decreased 12.2% to $2.9 million in the three months ended March 31, 1999 from $3.3 million in the three months ended March 31, 1998. This decrease in our revenue was the result of a decrease in sales to our largest OEM analog modem customers, including 3Com. The decrease in sales resulted from a combination of factors including changes in product mix resulting from the analog modem industry's acceptance of the V.90, 56K modem standard, reduced demand for certain fax products and pricing pressures within the analog modem industry. In response to these factors, our revenues from sales to 3Com in the first quarter of 1999 decreased 58.2% when compared to the same quarter of 1998. This decrease in our revenues from analog modem manufacturers was partially offset by an increase in retail revenues and an increase in revenues from all other types of OEM customers, including PC manufacturers.

GROSS PROFIT

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased 11.3% to $2.1 million in the three months ended March 31, 1999 from $2.4 million in the three months ended March 31, 1998. As a percentage of net revenues, gross profit increased to 74.3% in the three months ended March 31, 1999 from 73.5% in the three months ended March 31, 1998. Our decrease in gross profit is primarily due to the decrease in net revenues. Our gross profit as a percentage of net revenues improved slightly from an increased percentage of revenue from royalty agreements, cost control measures and increased manufacturing efficiencies that were partially were offset by an increased allowance for slow-moving and obsolete inventory.

SELLING AND MARKETING EXPENSES

        Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Our selling and marketing expenses increased 99.6% to $1.5 million in the three months ended March 31, 1999 from $768,000 in the three months ended March 31, 1998. As a percent of net revenues, selling and marketing expenses increased to 53.5% of net revenues in the three months ended March 31, 1999 from 23.5% in the three months ended March 31, 1998. The increase in selling and marketing expenses is primarily due to promotional campaigns in retail channel for our fax and Internet communications products. Additionally, the company expanded its sales and marketing teams to cover its Internet telephony and network fax product lines.

RESEARCH AND DEVELOPMENT EXPENSES

         Our research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities, and the amortization of acquired technology assets. Our research and development expenses increased 13.4% to $891,000 in the three months ended March 31, 1999 from $786,000 in the three months ended March 31, 1998. As a percent of net revenues, our research and development expenses increased to 31.1% for the three months ended March 31, 1999 from 24.1% for the three months ended March 31, 1998. Our increase in research in development expenses was primarily associated with development expenses related to our Internet and network communications products and an increase in the amortization of acquired technology assets.

GENERAL AND ADMINISTRATIVE EXPENSES

         Our general and administrative expenses represent operating expenses that are not included as costs of sales, selling and marketing or research and development. Our general and administrative expenses increased 6.7% to $892,000 in the three months ended March 31, 1999 from $836,000 in at her the three months ended March 31, 1998. An increase in professional services was offset by a reduced provision for bad debt. As a percent of net revenues, general and administrative expenses increased to 31.1% of net revenues in the three months ended March 31, 1999 from 25.6% in the three months ended March 31, 1998.

INCOME TAXES

         For the three months ended March 31, 1999, our income tax benefit was 34.0% of the loss before income taxes. The income tax benefit was $356,000 for the three months ended March 31, 1999 based on a loss before income taxes of $1.0 million. compared to an income tax expense of $77,000 for the three months ended March 31, 1998 based on income before income taxes of $190,000.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations and from proceeds generated by its initial public offering in 1995. Net cash used in operating activities was $1.3 million in the three months ended March 31, 1999 compared to $0.1 million used in operations in the three months ended March 31, 1998. The primary uses of cash during the three months ended March 31, 1999 were the Company's net loss and an increase in accounts receivable.

         During the three months ended March 31, 1999, the Company used no cash in investing activities. On April 9, 1999, Smith Micro acquired all of the outstanding capital stock STF Technologies, Inc., in exchange for $1.0 million in cash and 409,164 shares of Smith Micro Common Stock. STF, headquartered in Concordia, Missouri, is a developer and publisher of fax and communications software products for the Apple Macintosh computer.

         At March 31, 1999, the Company had $11.3 million in cash and cash equivalents and $16.1 million of working capital. The Company had $4.5 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments, and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

         Although we are not aware of any material operational issues or costs associated with preparing our products or internal information systems for the Year 2000, it is possible that we may experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed predominantly of third party software and hardware. If we are not completely successful in mitigating our internal and external Year 2000 risks, we could experience a system failure or disruptions in our operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We have developed a contingency plan to work around unexpected Year 2000 issues that may arise. Our contingency plan includes, among other things, the use of manual processing, the use of Year 2000 compliant personal computer software alternatives and a program to obtain inventory through numerous alternate vendors. This contingency plan is designed to facilitate the ongoing operation and monitoring of our business. Any of these problems, if they occur, would have an adverse effect on our business, results of operations and financial condition.

RISK FACTORS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties and the company's actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section, in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q. All such factors should be considered in evaluating Smith Micro and a decision to invest in the company.

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

         We Depend on 3Com Corporation for a Significant Portion of our Revenues. In the past we have derived a substantial portion of our revenues from sales to 3Com Corporation (including its affiliates and subcontractors). These 3Com entities represented 17.3% of our net revenues in the three months ended March 31, 1999, 24.7% of our net revenues in 1998 and 43.4% of our net revenues in 1997. The OEM agreements we have with these 3Com entities do not require a 3Com entity to purchase any minimum quantity of our products and may be terminated by a 3Com entity or us at any time for any reason upon 60 days prior written notice. As a result, we cannot be certain that the 3Com entities will continue to purchase our products in substantial quantities, or at all. While we believe that we have been the principal supplier of OEM fax, voice and data communications software products to the U.S. Robotics product line, 3Com may seek additional sources for such products in the future. Accordingly, our sales to the 3Com entities in the future may not reach or exceed our historical levels of sales to the 3Com entities (including its affiliates and subcontractors). A substantial decrease or delay in sales to the 3Com entities would have an adverse effect on our business, results of operations and financial condition.

         We Depend Upon a Small Number of OEM Customers. Sales to our three largest OEM customers, including 3Com Corporation, accounted for approximately 32.9% of our net revenues in the three months ended March 31, 1999, 35.1% of our net revenues in 1998 and 56.9% of our net revenues in 1997. We expect that we will continue to be dependent upon relatively large orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers is obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities would have an adverse effect on our business, results of operations and financial condition. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could substantially impair our business, results of operations and financial condition.

         Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products and will likely continue to do so in the future. Sales of our QuickLink related products represented approximately 41.3% of our net revenues in the three months ended March 31, 1999, 58.8% of our net revenues in 1998 and 81.3% of our net revenues in 1997. We expect that revenues from these products will continue to account for a substantial portion of our total revenues in the foreseeable future. If our revenues from these software products decline, whether as a result of competition, technological change, price pressures or other factors, our business, results of operations and financial condition could be seriously impaired.

         Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail communication software products. In the second half of 1998, we added Internet CommSuite to our existing line of retail software products that includes HotFax MessageCenter, HotFax, VideoLink Mail, MacComCenter HotPage and HotFaxShare. Sales of our retail products represented approximately 36.7% of our net revenues in the three months ended March 31, 1999, 26.4% of our net revenues in 1998 and 5.2% of our net revenues in 1997. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

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

         Our Efforts to Sell Our Products in the Corporate and Government Marketplaces May Not be Successful and May Adversely Affect Our Operating Margins. In the past, we have generated our revenues almost entirely from OEM sales. We began selling to the corporate/government marketplace while building the infrastructure necessary to sell to these two customer bases in 1997. In January 1998, we acquired the network fax software technology of Mitek Systems, Inc. Through this acquisition, we acquired software that is designed to address the fax requirements of the corporate/government customer. During 1998 we developed the acquired network fax product into the currently shipping product, HotFaxShare, and we released a newly developed IP Gateway module. Although we continue to invest resources in the research and development of products for the corporate and government markets, and in building the additional infrastructure required to market and sell products in these markets, we cannot be certain that our efforts will yield any significant sales growth. In addition, because we have had to make substantial investments to develop, market and sell products for these markets, sales of such products may not provide the operating margins historically achieved by us for OEM sales.

         Our Products May Contain Undetected Software Errors. Our software products are complex and may contain undetected errors. In the past, we have discovered software errors in certain of our products and have experienced delayed or lost revenues during the period it took to correct these errors. Although we test our products along with our current and potential OEM customers, it is possible that errors may be found in our new or existing products after we have commenced commercial shipment of those products. These undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance of our products or claims against us by customers, all of which could seriously impair our business, results of operations and financial condition.

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

         Our Future Success Will Depend on the Level of Market Acceptance of Our Internet Communications Products and Video Related Products. We continue to focus significant resources on the development and introduction of Internet and video communications products. Such products compete in new and rapidly changing markets and we cannot be certain that our products will receive or gain market acceptance. Our Internet communications software product was released in September 1998. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Our initial sales of this product were made to retail channels and did not include significant orders from OEM customers. We introduced our first video communications software in 1996. Since that time, our sales volume for such product has achieved only modest growth and has not become a significant part of net revenues. Lack of market acceptance for our Internet or video communications products or other similar products could have an adverse impact on our business, results of operations and financial condition. In addition, we may experience delays in or non-completion of the development of new Internet or video communications software products, which could adversely affect our competitive position in these markets. Our Internet and video communications software products compete against those of several competitors, including White Pine, Logitech, Intel, Microsoft, VocalTech and VDONet, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the Internet communications or video conferencing software markets.

         Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. International net revenues represented 22.4% of our total net revenues for the three months ended March 31, 1999, 22.8% of our total net revenues in 1998 and 24.3% of our total net revenues in 1997. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

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

         Although we are not aware of any material operational issues or costs associated with preparing our products or internal information systems for the Year 2000, it is possible that we may experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed predominantly of third party software and hardware. If we are not completely successful in mitigating our internal and external Year 2000 risks, we could experience a system failure or disruptions in our operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We have developed a contingency plan to work around unexpected Year 2000 issues that may arise. Our contingency plan includes, among other things, the use of manual processing, the use of Year 2000 compliant personal computer software alternatives and a program to obtain inventory through numerous alternate vendors. This contingency plan is designed to facilitate the ongoing operation and monitoring of our business. Any of these problems, if they occur, would have an adverse effect on our business, results of operations and financial condition.

         Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of April 30, 1999, William Smith, the President, Chief Executive Officer and Chairman of the Board of the company, and Rhonda Smith, the Vice-Chairman of the Board, Secretary and Treasurer of our company, beneficially owned approximately 67.3% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

         Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of April 30, 1999, we had 14,504,417 shares of Common Stock outstanding. Of this amount, the 9,758,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

         Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $1,000,000 was used in the acquisition of STF Technologies, Inc. which was consummated in April 1999, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. in January 1998, $190,000 was used in the acquisition of other technologies, $1,700,000 has been used for working capital requirements and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the Registration Statement.

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
              International Corporation.

  Exhibit
    No.                           Title                                    Method of Filing
  -------                         -----                                    ----------------
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

10.16         Fourth Addendum to Office Building Lease,      Incorporated by reference to Exhibit 10.16 to the
              dated April 21, 1995, by and between the       Registrant's Registration Statement No. 33-95096
              Company and T&C Development.

10.17         Form of Promissory Note related to S           Incorporated by reference to Exhibit 10.17 to the
              Corporation Distribution.                      Registrant's Registration Statement No. 33-95096

10.18         Smith Micro Software, Inc. Amended and         Incorporated by reference to Exhibit 10.21 to the
              Restated Software Licensing and                Registrant's Quarterly Report on Form 10-Q for the
              Distribution Agreement, dated April 18,        quarter ended September 30, 1996
              1996, by and between the Company and U.S.
              Robotics Access Corp.

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

10.22         Amendment No. 6 to Office Building Lease,      Incorporated by reference to Exhibit 10.22 to the
              dated February 19, 1998, by and between the    Registrant's Annual Report on Form 10-K for the
              Company and World Outreach Center.             fiscal year ended December 31, 1997

  Exhibit
    No.                           Title                                    Method of Filing
  -------                         -----                                    ----------------
10.23         Software licensing and Distribution            Incorporated by reference to Exhibit 10.23 to the
              Agreement dated December 1, 1998, by and       Registrant's Annual Report on Form 10-K for the
              between the Company and 3Com Corporation       fiscal year ended December 31, 1998

27            Financial Data Schedule.                       Filed Herewith


(B) REPORTS ON FORM 8-K

         No Current reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SMITH MICRO SOFTWARE, INC.

May 13, 1999                       By: /s/ WILLIAM W. SMITH, JR.
                                   ------------------------------------
                                   William W. Smith, Jr.
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

May 13, 1999                       By: /s/ MARK W. NELSON
                                   -----------------------------
                                   Mark W. Nelson
                                   Chief Financial Officer
                                   (Principal Financial Officer)