Form 10-Q
period 1999-06-30
SMITH MICRO SOFTWARE INC
filed 1999-08-16
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                 YES (X) NO ( )

        As of July 31,1999, there were 14,504,417 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 (UNAUDITED)
         AND DECEMBER 31, 1998                                                                           3

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
         MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998                                                    4

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998                                                    5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                            7

         MANAGEMENT'S DISCUSSION AND ANALYSIS                                                           10

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               23

SIGNATURES                                                                                              25




                           FORWARD LOOKING STATEMENTS

        THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES A FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 14 OF THIS QUARTERLY REPORT , IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS QUARTERLY REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                             June 30,        December 31,
                                                                               1999             1998
                                                                            -----------     -------------
                                                                            (unaudited)
 ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                                                    $  9,554         $ 12,699
 Accounts receivable, net of allowances for doubtful accounts
   and other adjustments of $2,740 (1999) and $1,255 (1998)                      5,314            4,093
 Income taxes receivable                                                           840              931
 Deferred tax asset                                                                470              470
 Inventories                                                                       506              629
 Prepaid expenses and other current assets                                         421              423
                                                                              --------         --------

     Total current assets                                                       17,105           19,245

 EQUIPMENT AND IMPROVEMENTS, net                                                   411              350
 DEFERRED TAX ASSET                                                                336              336
 OTHER ASSETS                                                                      292              304
 INTANGIBLE ASSETS, net                                                          2,627              568
                                                                              --------         --------

                                                                              $ 20,771         $ 20,803
                                                                              ========         ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable                                                             $  1,350         $  1,373
 Accrued liabilities                                                             1,493            1,185
                                                                              --------         --------

     Total current liabilities                                                   2,843            2,558

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
 Common stock, par value $0.001 per share; 20,000,000 shares
   authorized; 14,504,000 and 14,075,000 shares issued and outstanding              15               14
 Additional paid-in capital                                                     22,308           21,250
 Accumulated deficit                                                            (4,395)          (3,019)
                                                                              --------         --------

     Total stockholders' equity                                                 17,928           18,245
                                                                              --------         --------

                                                                              $ 20,771         $ 20,803
                                                                              ========         ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                            For The Three Months           For The Six Months
                                                Ended June 30,                Ended June 30,
                                           -----------------------       -----------------------
                                             1999           1998           1999           1998
                                           --------       --------       --------       --------
NET REVENUES                               $  3,201       $  1,656       $  6,067       $  4,922

COST OF REVENUES                                578            581          1,314          1,447
                                           --------       --------       --------       --------

GROSS PROFIT                                  2,623          1,075          4,753          3,475

OPERATING EXPENSES:
Selling and marketing                         1,510            759          3,043          1,527
Research and development                        940            839          1,831          1,625
General and administrative                      967            840          1,859          1,676
                                           --------       --------       --------       --------

  Total operating expenses                    3,417          2,438          6,733          4,828
                                           --------       --------       --------       --------

OPERATING LOSS                                 (794)        (1,363)        (1,980)        (1,353)

INTEREST INCOME                                 110            183            248            363
                                           --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                       (684)        (1,180)        (1,732)          (990)

INCOME TAX BENEFIT                                            (471)          (356)          (394)
                                           --------       --------       --------       --------

NET LOSS                                   $   (684)      $   (709)      $ (1,376)      $   (596)
                                           ========       ========       ========       ========

NET LOSS PER SHARE, basic and diluted      $  (0.05)      $  (0.05)      $  (0.10)      $  (0.04)
                                           ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         14,462         14,075         14,268         14,075
                                           ========       ========       ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                  For The Six Months
                                                                                    Ended June 30,
                                                                                1999             1998
                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (1,376)        $   (596)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of the effects of the acquisition:
  Depreciation and amortization                                                    414              338
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                                       1,485             (793)
  Change in operating accounts, net of the effects of the acquisition:
    Accounts receivable                                                         (2,548)             891
    Income taxes receivable                                                        115              745
    Inventories                                                                    194             (132)
    Prepaid expenses and other assets                                               29             (133)
    Accounts payable and accrued liabilities                                      (171)              51
                                                                              --------         --------

      Net cash provided by (used in) operating activities                       (1,858)             371

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of STF Technologies, Inc.                                           (1,091)
Acquisition of technology assets                                                                   (458)
Capital expenditures                                                              (115)             (44)
                                                                              --------         --------

      Net cash used in investing activities                                     (1,206)            (502)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                                         58
Repayment of bank line of credit                                                  (139)
                                                                              --------         --------

      Net cash used in financing activities                                        (81)
                                                                              --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,145)            (131)

CASH AND CASH EQUIVALENTS, beginning of period                                  12,699           14,367
                                                                              --------         --------

CASH AND CASH EQUIVALENTS, end of period                                      $  9,554         $ 14,236
                                                                              ========         ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (In Thousands)

                                                                       For The Six Months
                                                                          Ended June 30,
                                                                    -------------------------
                                                                      1999            1998
                                                                    --------        ---------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Detail of business acquired in purchase transaction:
 Fair value of assets acquired, including goodwill of $2,157        $ 2,686             --
 Common stock issued in acquisition                                  (1,000)            --
 Cash paid for acquisition                                           (1,091)            --
                                                                    -------           ----

 Liabilities assumed or created                                     $   595             --
                                                                    =======           ====

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission regulations. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly-owned subsidiaries. On April 9, 1999, the Company acquired STF Technologies, Inc. ("STF"), a Missouri corporation that develops communications software for Macintosh computers. The periods presented in the financial statements include STF's operations from the date of acquisition. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ended December 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1998 as footnotes and certain financial presentations are condensed or omitted from generally accepted accounting principles presentation requirements, pursuant to the SEC rules and regulations.

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

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at June 30, 1999.

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over five to seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and translation costs which are being amortized using the straight-line methods over three to five years. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121.

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

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 1999, software has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        Net Income (Loss) Per Share - Net income (loss) per share is presented as "basic" and "diluted" earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented.

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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three and six month periods ended June 30, 1999 and 1998, there was no difference between net loss, as reported, and comprehensive loss.

        Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


2.  ACQUISITIONS

        On April 9, 1999, Smith Micro acquired all of the outstanding capital stock (the "Acquisition") of STF in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF is headquartered in Concordia, Missouri and as a result of this Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a purchase and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 7 years. The consolidated financial statements of the Company include the results of operations from the acquisition date and pro forma financial statements for the three-month period ending June 30, 1999 would not be materially different.

        Unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 1998 would have been as follows had the acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                          For the Six Months Ended
                                                  June 30,
                                            1999            1998
                                          -------          -------
        Pro forma net revenues            $ 6,444          $ 5,698
                                          =======          =======
        Pro forma net loss                $(1,635)         $(1,004)
                                          =======          =======
        Pro forma net loss per share,
          basic and diluted               $ (0.11)         $ (0.07)
                                          =======          =======
        Pro forma weighted average
          number of shares outstanding     14,491           14,484
                                          =======          =======

        Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1, 1998. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 for the pro forma period ended June 30, 1999 and $162,000 for the pro forma period ended June 30, 1998.

        During 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash. The fax software acquired provides fax functionality over Local Area Networks ("LANs"), the Internet and intranets.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

        Smith Micro Software, Inc. develops and sells communications software for personal and business use. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. Smith Micro's products enable personal communication through telephony, fax, multimedia e-mail, data, paging, video security and video conferencing.

        Recently, we have been leveraging our core technologies to develop new products that address the consumer's use of the Internet and corporate intranets. We intend to take advantage of our experience and position with the original equipment manufacturers to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that enable high bandwidth Internet connectivity such as cable and xDSL modems. The Company's corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranet.

        We shipped our first data communications software product in 1985 and, since that time, we have generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems.

        We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are recorded net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 6.7% for the six months ended June 30, 1999, 5.1% for the year ended December 31, 1998 and 26.8% in 1997. As a percentage of our net revenues, returns for stock rotation were 4.0% for the six months ended June 30, 1999, 0.6% in 1998 and 14.6% in 1997.

        Although we have successfully expanded our OEM customer base during the past two years, a small number of OEM customers have historically accounted for a substantial portion of our revenues. Sales to 3Com (including its affiliates and subcontractors), primarily for its U.S. Robotics product lines, accounted for approximately 15.3% of our net revenues for the six months ended June 30, 1999, 24.7% of our net revenues in 1998 and 43.4% of our net revenues in 1997. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 30.4% in the six months ended June 30, 1999, 35.1% in 1998 and 56.9% in 1997. Any reduction, delay or change in orders from such customers could have an adverse effect on our business, results of operations and financial condition.

        The OEM product ordering cycle, beginning from placement of an order to shipment, is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. We generally ship our products as we receive orders and, accordingly, we have historically operated with little backlog. We do not consider backlog to be a significant indication of future performance. As a result, our sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, we generally do not produce software in advance of orders and, therefore, have not maintained a material amount of software inventory.

        Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. We have expanded into new retail outlets, particularly office supply chains such as Staples, Office Depot and OfficeMax and into numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 22.7% of our net revenues for the six months ended June 30, 1999, 28.6% of our net revenues in 1998 and 0.0% of our net revenues in 1997. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and related notes thereto included elsewhere. Historical results of operations, percentage relationships and any trends that may be inferred from the discussion below are not necessarily indicative of our operating results for any future period.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentages of net revenues represented by each item in the Company's statements of operations.

                                             For The Three Months                  For The Six Months
                                                 Ended June 30,                        Ended June 30,
                                        ----------------------------           ---------------------------
                                           1999               1998               1999               1998
                                         --------           --------           --------           --------
Net revenues                                100.0%             100.0%             100.0%             100.0%
Cost of revenues                             18.1%              35.1%              21.7%              29.4%
                                         --------           --------           --------           --------
Gross profit                                 81.9%              64.9%              78.3%              70.6%
Operating expenses:
   Selling and marketing                     47.2%              45.8%              50.2%              31.0%
   Research and development                  29.3%              50.7%              30.2%              33.0%
   General and administrative                30.2%              50.7%              30.6%              34.1%
                                         --------           --------           --------           --------
Total operating expenses                    106.7%             147.2%             111.0%              98.1%
                                         --------           --------           --------           --------
Operating loss                              -24.8%             -82.3%             -32.7%             -27.5%
Interest income                               3.4%              11.1%               4.1%               7.4%
                                         --------           --------           --------           --------
Loss before income taxes                    -21.4%             -71.2%             -28.6%             -20.1%
Income tax benefit                            0.0%             -28.4%              -5.9%              -8.0%
                                         --------           --------           --------           --------
Net loss                                    -21.4%             -42.8%             -22.7%             -12.1%
                                         ========           ========           ========           ========


NET REVENUES

        Our net revenues increased 93.3% to $3.2 million in the three months ended June 30, 1999 from $1.7 million in the three months ended June 30, 1998. The primary sources for this increase in net revenues were growth in both our retail and OEM market channels. The growth in retail was the result of renewed efforts and resources to this market. Retail revenues are primarily generated from HotFax MessageCenter and Internet CommSuite, our Internet telephony product that was introduced in the third quarter of 1998. The growth in the OEM market channel resulted primarily from our efforts to expand our OEM customer base. New customers include Eastman Kodak, Hewlett-Packard and Apple Computer, who became a customer has a result of our acquisition of STF Technologies, Inc. We also experienced growth from existing customers including a 19.9% increase in revenues from sales to 3Com for the three months ended June 30, 1999 when compared to the same quarter of 1998.

        Our net revenues increased 23.3% to $6.1 million in the six months ended June 30, 1999 from $4.9 million in the six months ended June 30, 1998. The increase in our revenue was the result of growth in our retail market channel and revenues from our expanded base of OEM customers, both discussed in the previous paragraph. The increase in these two areas was partially offset by a decrease in sales to our largest OEM analog modem customers, including 3Com. The decrease in sales to OEM analog modem customers resulted from a combination of factors, including changes in product mix resulting from the analog modem industry's acceptance of the V.90, 56K modem standard, reduced demand for certain fax products and pricing pressures within the analog modem industry. In response to these factors, our revenues from sales to 3Com in the first six months of 1999 decreased 39.8% when compared to the same period of 1998.

GROSS PROFIT

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit increased 144.0% to $2.6 million in the three months ended June 30, 1999 from $1.1 million in the three months ended June 30, 1998. Our increase in gross profit was due to three significant factors: the 93.3% increase in net revenues; a significant shift to OEM revenues derived from royalties rather than software products that are delivered on CD or diskette; and the increase in retail net revenues, which have a higher gross margin percentage than our traditional OEM products. These factors also contributed to the increase in gross profit as a percentage of net revenues, to 81.9% in the three months ended June 30, 1999 from 64.9% in the three months ended June 30, 1998.

        Gross profit increased 36.8% to $4.8 million in the six months ended June 30, 1999 from $3.5 million in the six months ended June 30, 1998. Our increase in gross profit was primarily due to two significant factors: a significant shift to our OEM revenues derived from royalties rather than software products that are delivered on CD or diskette and the increase in retail net revenues, which have a higher gross margin percentage than our traditional OEM products. These factors contributed to the increase in gross profit as a percentage of net revenues, to 78.3% for the six months ended June 30, 1999 from 70.6% in the same period in 1998

SELLING AND MARKETING EXPENSES

        Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows and new product introductions. Our selling and marketing expenses increased 99.0% to $1.5 million in the three months ended June 30, 1999 from $759,000 in the three months ended June 30, 1998. The increase in selling and marketing expenses is primarily due to promotional campaigns in the retail channel for our fax and Internet communications products. Additionally, the company expanded its sales and marketing teams to cover its Internet telephony, network fax and Macintosh product lines. The expansion of the Macintosh team came solely from the acquisition of STF. As a percent of net revenues, selling and marketing expenses increased to 47.2% of net revenues in the three months ended June 30, 1999 from 45.8% in the three months ended June 30, 1998.

        Selling and marketing expenses increased 99.3% to $3.0 million in the six months ended June 30, 1999 from $1.5 million in the six months ended June 30, 1998. The increase is the result of the factors described in the preceding paragraph. The expansion of the Macintosh sales and marketing team occurred in the second half of the six-month period. As a percent of net revenues, selling and marketing expenses increased to 50.2% of net revenues in the six months ended June 30, 1999 from 31.0% in the six months ended June 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities, and the amortization of acquired technology assets. Our research and development expenses increased 12.0% to $940,000 in the three months ended June 30, 1999 from $839,000 in the three months ended June 30, 1998. The increase was primarily associated with our expansion of our Macintosh engineering team through the acquisition of STF which was partially offset by a decrease in the amortization of acquired technology assets. As a percent of net revenues, our research and development expenses decreased to 29.4% for the three months ended June 30, 1999 from 50.7% for the three months ended June 30, 1998.

        Research and development expenses increased 12.7% to $1.8 million in the six months ended June 30, 1999 from $1.6 million in the six months ended June 30, 1998. The increase was primarily associated with our expansion of our Macintosh engineering team through the acquisition of STF and development expenses related to our Internet telephony and network communications products. As a percent of net revenues, research and development expenses decreased to 30.2% of net revenues in the six months ended June 30, 1999 from 33.0% in the six months ended June 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

        Our general and administrative expenses represent operating expenses that are not included as costs of sales, selling and marketing or research and development. Our general and administrative expenses increased 15.1% to $967,000 in the three months ended June 30, 1999 from $840,000 in the three months ended June 30, 1998. General and administrative expenses increased as the combined result of the amortization of goodwill associated with the STF acquisition and an increased headcount for support services related to our Macintosh division. These increases were offset by a reduction in professional services. As a percent of net revenues, general and administrative expenses decreased to 30.2% of net revenues in the three months ended June 30, 1999 from 50.7% in the three months ended June 30, 1998.

        General and administrative expenses increased 10.9% to $1.9 million in the six months ended June 30, 1999 from $1.7 million in the six months ended June 30, 1998. General and administrative expenses increased as the combined result of the amortization of goodwill related to the STF acquisition and an increased headcount for support services related to our Macintosh division. As a percent of net revenues, general and administrative expenses decreased to 30.6% of net revenues in the six months ended June 30, 1999 from 34.1% in the six months ended June 30, 1998.


INCOME TAXES

        No income tax benefit was recognized for the three months ended June 30, 1999 due to the inability to recover amounts paid in prior years. The income tax benefit was $356,000 for the six months ended June 30, 1999 based on a loss before income taxes of $1.7 million. For the six months ended June 30, 1998, an income tax benefit of $394,000 was reported based on a loss before income taxes of $1.0 million.


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $1.9 million in the six months ended June 30, 1999 compared to $371,000 provided by operations in the six months ended June 30, 1998. The primary uses of cash during the six months ended June 30, 1999 were the Company's net loss and an increase in net accounts receivable that were partially offset by depreciation and amortization.

        During the six months ended June 30, 1999, we used $1.2 million in investing activities. On April 9, 1999, we used $1.1 million in cash and 409,164 shares of our Common Stock to acquire all of the outstanding capital stock of STF. STF, headquartered in Concordia, Missouri, is a developer and publisher of fax and communications software products for the Apple Macintosh computer.

        At June 30, 1999, the Company had $9.6 million in cash and cash equivalents and $14.3 million of working capital. The Company had $5.3 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments, and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.


YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than six months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that Year 2000 issues could encompass our own software products, internal systems used to operate and monitor our business and our third party vendors and customers.

        We currently offer software products that are designed to be Year 2000 compliant. Our software products do not utilize dates in their primary functions. We have evaluated our software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believe that Year 2000 problems will not effect the functionality of our software products. However, it is possible that our products, or the hardware or software applications used by our customers, may contain undetected errors or defects associated with Year 2000 date functions.

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


RISK FACTORS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties and our actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section, in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q. All such factors should be considered in evaluating us and a decision to invest in us.

        Our Quarterly Operating Results are Subject to Significant Fluctuations that Could Adversely Impact Our Stock Price. Our quarterly operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors. Many of these factors are not in our control. These factors include:

        - the size and timing of orders from, and shipments to, our major customers;

        -       our ability to maintain or increase gross margins;

        - changes in pricing policies or price reductions by us or our competitors;

        - variations in the our sales channels or the mix of our product sales;

        - the timing of new product announcements and introductions by us, our competitors or customers;

        -       the availability and cost of supplies;

        -       the financial stability of our major customers;

        - the market acceptance of our new products, applications and product enhancements;

        - our ability to develop, introduce and market new products, applications and product enhancements;

        - possible delays that we may face in the shipment of new products;

        -       our success in expanding our sales and marketing programs;

        - deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems;

        -       changes in our strategy; and

        -       personnel changes.

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

        We Depend on 3Com Corporation for a Significant Portion of our Revenues. In the past we have derived a substantial portion of our revenues from sales to 3Com Corporation (including its affiliates and subcontractors). These 3Com entities represented 15.3% of our net revenues in the six months ended June 30, 1999, 24.7% of our net revenues in 1998 and 43.4% of our net revenues in 1997. The OEM agreements we have with these 3Com entities do not require a 3Com entity to purchase any minimum quantity of our products and may be terminated by a 3Com entity or us at any time for any reason upon 60 days prior written notice. As a result, we cannot be certain that the 3Com entities will continue to purchase our products in substantial quantities, or at all. While we believe that we have been the principal supplier of OEM fax, voice and data communications software products to the U.S. Robotics product line, 3Com may seek additional sources for such products in the future. Accordingly, our sales to the 3Com entities in the future may not reach or exceed our historical levels of sales to the 3Com entities (including its affiliates and subcontractors). A substantial decrease or delay in sales to the 3Com entities would have an adverse effect on our business, results of operations and financial condition.

        We Depend Upon a Small Number of OEM Customers. Sales to our three largest OEM customers, including 3Com Corporation, accounted for approximately 30.4% of our net revenues in the six months ended June 30, 1999, 35.1% of our net revenues in 1998 and 56.9% of our net revenues in 1997. We expect that we will continue to be dependent upon relatively large orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers is obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities would have an adverse effect on our business, results of operations and financial condition. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could substantially impair our business, results of operations and financial condition.

        Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products and will likely continue to do so in the future. Sales of our QuickLink related products represented approximately 39.2% of our net revenues in the six months ended June 30, 1999, 58.8% of our net revenues in 1998 and 81.3% of our net revenues in 1997. We expect that revenues from these products will continue to account for a substantial portion of our total revenues in the foreseeable future. If our revenues from these software products decline, whether as a result of competition, technological change, price pressures or other factors, our business, results of operations and financial condition could be seriously impaired.

        Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail communication software products. In the second half of 1998, we added Internet CommSuite to our existing line of retail software products that includes HotFax MessageCenter, HotFax, VideoLink Mail, FAXstf, HotPage and HotFaxShare. Sales of our retail products represented approximately 36.7% of our net revenues in the six months ended June 30, 1999, 26.4% of our net revenues in 1998 and 5.2% of our net revenues in 1997. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

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

        Our Future Success Will Depend on the Level of Market Acceptance of Our Internet Communications Products and Video Related Products. We continue to focus significant resources on the development and introduction of Internet telephony and video communications products and services, including our currently released products: conexs.com and Internet CommSuite. Such products compete in new and rapidly changing markets and we cannot be certain that our products will receive or gain market acceptance. Our first Internet communications software product was released in September 1998. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Our initial sales of this product were made to retail channels and did not include significant orders from OEM customers. We introduced our first video communications software in 1996. Since that time, our sales volume for such product has achieved only modest growth and has not become a significant part of net revenues. Lack of market acceptance for our Internet or video communications products or other similar products could have an adverse impact on our business, results of operations and financial condition. In addition, we may experience delays in or non-completion of the development of new Internet or video communications software products, which could adversely affect our competitive position in these markets. Our Internet telephony and video communications software products compete against those of several competitors, including White Pine, Logitech, Intel, Microsoft, VocalTech and VDONet, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the Internet communications or video conferencing software markets.

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

        We believe that our ability to compete depends on elements both within and outside of our control, including:

        -      the success and timing of new product development;

        -      product performance;

        -      price;

        -      distribution; and

        -      customer support.

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

        Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. International net revenues represented 18.7% of our total net revenues for the six months ended June 30, 1999, 22.8% of our total net revenues in 1998 and 24.3% of our total net revenues in 1997. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

        -       difficulties in managing distributors;

        -       difficulties in staffing and maintaining foreign operations;

        -       foreign currency exchange fluctuations;

        - the possibility of difficulties in collecting accounts receivable;

        -       varying technical standards;

        - substantially different regulatory requirements in different jurisdictions;

        -       tariffs and trade barriers;

        -       political and economic instability;

        - reduced protection for our intellectual property rights in certain countries;

        -       potentially adverse tax consequences; and

        - burdens associated with complying with a wide variety of complex foreign laws and treaties.

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

        We May be Unable to Adequately Protect Our Intellectual Property and Other Proprietary Rights. Our success is dependent upon our software code base, our programming methodologies and other intellectual properties. In order to protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright and trademark law. However, these measures afford us only limited protection. We currently own United States trademark registrations for certain trademarks, but we have not yet obtained registrations for all of our trademarks in the United States or other countries. In addition, prior to becoming a publicly held entity, we did not require our employees to sign proprietary information and inventions agreements stipulating to our software ownership rights. We only recently started the patent application process for a number of technologies relating to our existing products and products under development. Furthermore, we rely primarily on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, despite the precautions we have taken to protect our intellectual property and proprietary rights, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.

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

        Our Business May be Adversely Affected by Unexpected Year 2000 Problems. Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than six months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that Year 2000 issues could encompass our own software products, internal systems used to operate and monitor our business and our third party vendors and customers.

        We currently offer software products that are designed to be Year 2000 compliant. Our software products do not utilize dates in their primary functions. We have evaluated our software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believe that Year 2000 problems will not effect the functionality of our software products. However, it is possible that our products, or the hardware or software applications used by our customers, may contain undetected errors or defects associated with Year 2000 date functions.

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

        Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of July 31, 1999, William Smith, the President, Chief Executive Officer and Chairman of the Board of the company, and Rhonda Smith, the Vice-Chairman of the Board, Secretary and Treasurer of our company, beneficially owned approximately 67.3% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

        Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of July 31, 1999, we had 14,504,417 shares of Common Stock outstanding. Of this amount, the 9,758,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

        Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $1,091,000 was used in the acquisition of STF which was consummated in April 1999, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. in January 1998, $190,000 was used in the acquisition of other technologies, $3,200,000 has been used for working capital requirements and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 Exhibit
   No.                      Title                            Method of Filing
--------                    -----                            ----------------
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

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
            1993, by                               to the


 Exhibit
   No.                      Title                            Method of Filing
--------                    -----                            ----------------
            and between the Company and Rockwell   Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096

10.12       Software Distribution Agreement        Incorporated by reference to Exhibit 10.12
            dated May 8, 1995, by and between      to the Registrant's Registration Statement
            the Company and International          No. 33-95096
            Business Machines Corporation.

10.13       Office Building Lease, dated June      Incorporated by reference to Exhibit 10.13
            10, 1992, by and between the Company   to the Registrant's Registration Statement
            and Developers Venture Capital.        No. 33-95096 Corporation.

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


 Exhibit
   No.                      Title                            Method of Filing
--------                    -----                            ----------------
            between the Company and World          fiscal year ended December 31, 1997
            Outreach Center.

10.23       Software licensing and Distribution    Incorporated by reference to Exhibit 10.23
            Agreement dated December 1, 1998, by   to the Registrant's Annual Report on Form
            and between the Company and 3Com       10-K for the fiscal year ended December
            Corporation.                           31, 1998

10.24       Stock Purchase Agreement dated as of   Incorporated by reference to Exhibit 2 to
            April 9, 1999 by and among Smith       the Registrant's Current Report on Form
            Micro Software, Inc. STF               8-K filed with the Commission on April 23,
            Technologies, Inc. and the             1999
            Shareholders of STF Technologies,
            Inc.

27          Financial Data Schedule.               Filed Herewith



(B) REPORTS ON FORM 8-K

        On April 23, 1999, the Company filed a Form 8-K in connection with its acquisition of STF Technologies, Inc., a Missouri corporation. Financial statements of STF Technologies, Inc. and pro forma financial statements of the Company were not required.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SMITH MICRO SOFTWARE, INC.

August  13, 1999                 By /s/ WILLIAM W. SMITH, JR.
                                 William W. Smith, Jr.
                                 Chairman of the Board, President and
                                 Chief  Executive Officer
                                 (Principal Executive Officer)

August 13, 1999                  By /s/ MARK W. NELSON
                                 Mark W. Nelson
                                 Chief Financial Officer
                                 (Principal Financial Officer)