Form 10-Q
period 1999-09-30
SMITH MICRO SOFTWARE INC
filed 1999-11-15
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                                 YES [X] NO [ ]

        As of October 31,1999, there were 15,504,417 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED)
          AND DECEMBER 31, 1998 (RESTATED)                                                   3

          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
          MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 (RESTATED)                  4

          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 (RESTATED)                  5

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                               7

          MANAGEMENT'S DISCUSSION AND ANALYSIS                                              10

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                         22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                  23

SIGNATURES                                                                                  25

                           FORWARD LOOKING STATEMENTS

        THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 14 OF THIS QUARTERLY REPORT, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS QUARTERLY REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                              September 30,          December 31,
                                                                                  1999                   1998
                                                                              -------------          ------------
                                                                               (unaudited)           (restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $  8,736             $ 12,732
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $2,790 (1999) and $1,255 (1998)                          3,818                4,203
Income taxes receivable                                                                                    931
Deferred tax asset                                                                                         470
Inventories                                                                           370                  630
Prepaid expenses and other current assets                                             389                  423
                                                                                 --------             --------
    Total current assets                                                           13,313               19,389

EQUIPMENT AND IMPROVEMENTS, net                                                       391                  350

DEFERRED TAX ASSET                                                                                         336

OTHER ASSETS                                                                          254                  304

INTANGIBLE ASSETS, net                                                              2,475                  568
                                                                                 --------             --------
                                                                                 $ 16,433             $ 20,947
                                                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $    937             $  1,470
Accrued liabilities                                                                 1,266                1,185
                                                                                 --------             --------
    Total current liabilities                                                       2,203                2,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 15,504,000 and 15,075,000 shares issued and outstanding                  16                   15
Additional paid-in capital                                                         22,457               21,399
Accumulated deficit                                                                (8,243)              (3,122)
                                                                                 --------             --------
    Total stockholders' equity                                                     14,230               18,292
                                                                                 --------             --------
                                                                                 $ 16,433             $ 20,947
                                                                                 ========             ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                               For the Three Months               For the Nine Months
                                                Ended September 30,               Ended September 30,
                                               1999             1998             1999             1998
                                             --------         --------         --------         --------
                                                             (restated)                        (restated)
NET REVENUES                                 $  1,845         $  2,288         $  8,243         $  7,437

COST OF REVENUES                                  652              695            1,964            2,147
                                             --------         --------         --------         --------

GROSS PROFIT                                    1,193            1,593            6,279            5,290

OPERATING EXPENSES:
Selling and marketing                           1,649            1,083            4,910            2,709
Research and development                        1,009              854            2,938            2,552
General and administrative                      1,162              861            3,071            2,554
                                             --------         --------         --------         --------

  Total operating expenses                      3,820            2,798           10,919            7,815
                                             --------         --------         --------         --------

OPERATING LOSS                                 (2,627)          (1,205)          (4,640)          (2,525)

INTEREST INCOME                                   111              195              350              552
                                             --------         --------         --------         --------

LOSS BEFORE INCOME TAXES                       (2,516)          (1,010)          (4,290)          (1,973)

INCOME TAX EXPENSE (BENEFIT)                    1,187             (361)             831             (755)
                                             --------         --------         --------         --------

NET LOSS                                     $ (3,703)        $   (649)        $ (5,121)        $ (1,218)
                                             ========         ========         ========         ========

NET LOSS PER SHARE, basic and diluted        $  (0.24)        $  (0.04)        $  (0.33)        $  (0.08)
                                             ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           15,504           15,075           15,347           15,075
                                             ========         ========         ========         ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 For The Nine Months
                                                                                 Ended September 30,
                                                                                1999             1998
                                                                              --------         --------
                                                                                              (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (5,121)        $ (1,218)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of the effects of the acquisition:
  Depreciation and amortization                                                    680              616
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                                       1,535              208
  Deferred taxes                                                                 1,187
  Change in operating accounts, net of the effects of the acquisition:
    Accounts receivable                                                           (992)            (518)
    Income taxes receivable                                                        574              368
    Inventories                                                                    331             (193)
    Prepaid expenses and other assets                                               39             (192)
    Accounts payable and accrued liabilities                                      (908)             399
                                                                              --------         --------

      Net cash used in operating activities                                     (2,675)            (530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of STF Technologies, Inc.                                           (1,091)
Acquisition of technology assets                                                                   (507)
Capital expenditures                                                              (149)             (78)
                                                                              --------         --------

      Net cash used in investing activities                                     (1,240)            (585)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                                         58
Repayment of bank line of credit                                                  (139)
                                                                              --------         --------

      Net cash used in financing activities                                        (81)
                                                                              --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,996)          (1,115)

CASH AND CASH EQUIVALENTS, beginning of period                                  12,732           14,412
                                                                              --------         --------

CASH AND CASH EQUIVALENTS, end of period                                      $  8,736         $ 13,297
                                                                              ========         ========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                                                                 For The Nine Months
                                                                                 Ended September 30,
                                                                                1999             1998
                                                                              --------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Detail of business acquired in purchase transaction:
Fair value of assets acquired, including goodwill of $2,157                   $  2,686               --
Common stock issued in acquisition                                              (1,000)              --
Cash paid for acquisition                                                       (1,091)              --
                                                                              --------
Liabilities assumed or created                                                $    595               --
                                                                              ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission regulations. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly-owned subsidiaries. On September 3, 1999, the Company acquired Dolphin-Safe Software, Inc., a California corporation, dba Pacific Coast Software ("PCS"), which develops software and provides consulting and web hosting services that enable eCommerce. This acquisition has been accounted for as a pooling of interests and all prior periods' financial statements have been restated to reflect the historical financial statements of PCS. On April 9, 1999, the Company acquired STF Technologies, Inc. ("STF"), a Missouri corporation that develops communications software for Macintosh computers. This acquisition has been accounted for as a purchase and the periods presented in the financial statements include STF's operations from the date of acquisition. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ended December 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1998 as footnotes and certain financial presentations are condensed or omitted from generally accepted accounting principles presentation requirements, pursuant to the SEC rules and regulations.

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

        Inventories - Inventories consist principally of manuals and diskettes, and are stated at the lower of cost (determined by the first- in, first-out method) or market.

        Equipment and Improvements - Equipment and Improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at September 30, 1999.

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over five to seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and translation costs, all of which are being amortized using the straight-line method over three to seven years. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121.

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

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 1999, software has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

        Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the three months ended September 30, 1999, the valuation allowance was increased to offset all deferred tax assets due to management's judgment that it is more likely than not that the deferred tax assets will not be realized.

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates that approximate current market rates, or (3) the overall immateriality of the amounts.

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

        Segment Information - The Company engages in business activities in only one operating segment, the development, marketing and sale of communication and eCommerce software. The Company's software products are developed, sold and marketed by common departments within the Company.

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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three and nine month periods ended September 30, 1999 and 1998, there was no difference between net loss, as reported, and comprehensive loss.

        Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.      ACQUISITIONS

        On September 3, 1999, Smith Micro acquired all of the outstanding capital stock of PCS (the "PCS Acquisition") in exchange for one million shares of Smith Micro common stock. PCS is a developer and publisher of eCommerce software products and provides development and web hosting services to its customers. PCS is headquartered in San Diego, California and as a result of the PCS Acquisition, PCS became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a pooling of interests for accounting purposes and the Company's historical financial statements and footnotes have been restated to reflect the combined results for all periods reported. Direct expenses of the transaction amounted to $187,000 and are included in general and administrative expenses.

        On April 9, 1999, Smith Micro acquired all of the outstanding capital stock (the "STF Acquisition") of STF in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF is headquartered in Concordia, Missouri and, as a result of the STF Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a purchase and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 7 years.

        Unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 1998 would have been as follows had the STF Acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                                     For the Nine Months
                                                                      Ended September 30,
                                                                    1999             1998
                                                                   -------          -------
Pro forma net revenues                                             $ 8,620          $ 8,847
                                                                   =======          =======
Pro forma net loss                                                 $(5,380)         $(1,688)
                                                                   =======          =======
Pro forma net loss per share, basic and diluted                    $ (0.35)         $ (0.11)
                                                                   =======          =======
Pro forma weighted average number of shares outstanding             15,496           15,484
                                                                   =======          =======

        Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1, 1998. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 for the pro forma period ended September 30, 1999 and $243,000 for the pro forma period ended September 30, 1998.

        During 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash. The fax software acquired provides fax functionality over Local Area Networks ("LANs"), the Internet and intranets.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

        Smith Micro Software, Inc. develops and sells communications and eCommerce software for personal and business use. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital devices, with an emphasis on broadband platforms. Smith Micro's communications products enable personal communication through telephony, fax, multimedia e-mail, data, paging, video security and video conferencing. Smith Micro's eCommerce software and services enable businesses to create and launch online Internet storefronts.

        Recently, we have been leveraging our core technologies to develop new products that address the consumer's use of the Internet and corporate intranets. We intend to take advantage of our experience and position with original equipment manufacturers to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that enable high bandwidth Internet connectivity such as cable and xDSL modems. The Company's corporate products are designed to provide cost effective and efficient methods of communicating and providing eCommerce solutions that take advantage of corporate local and wide area networks, including the Internet or intranet. As a result of our recent merger with PCS, development efforts are underway to combine the technologies originating from Smith Micro and PCS to expand the functionality of our eCommerce software and services.

        We shipped our first data communications software product in 1985 and, since that time, we have generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems. In April 1999 we expanded our Macintosh division with the STF acquisition. STF develops and sells communications software, primarily fax, to the Macintosh market. Our Macintosh division is currently working to provide Internet telephony products for this market. In September 1999, we acquired PCS to provide eCommerce business solutions. In late 1995, PCS sold its first copy of the original version of WebCatalog, an Internet store development software designed for the Macintosh. PCS began selling a Windows version in early 1997 and recently released its Unix version in late 1999.

        We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are recorded net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 13.8% for the nine months ended September 30, 1999, 4.8% in 1998 and 25.7% in 1997. As a percentage of our net revenues, returns for stock rotation were 11.9% for the nine months ended September 30, 1999, 0.6% in 1998 and 14.0% in 1997.

        Although we have successfully expanded our OEM customer base during the past two years, a small number of OEM customers have historically accounted for a substantial portion of our revenues. Sales to 3Com (including its affiliates and subcontractors), primarily for its U.S. Robotics product lines, accounted for approximately 13.8% of our net revenues for the nine months ended September 30, 1999, 23.3% of our net revenues in 1998 and 41.4% of our net revenues in 1997. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 26.4% in the nine months ended September 30, 1999, 33.0% in 1998 and 54.4% in 1997. Any reduction, delay or change in orders from such customers could have an adverse effect on our business, results of operations and financial condition.

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

        Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. We recently began to ship the retail version of our Internet store software product, WebCatalog Builder. We have expanded into new retail outlets, particularly office supply chains such as Staples, Office Depot and OfficeMax and into numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 26.6% of our net revenues for the nine months ended September 30, 1999, 25.1% of our net revenues in 1998 and 0.0% of our net revenues in 1997. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and related notes thereto included elsewhere. Historical results of operations, percentage relationships and any trends that may be inferred from the discussion below are not necessarily indicative of our operating results for any future period.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages of net revenues represented by each item in the Company's statements of operations.


                                     For The Three Months           For The Nine Months
                                      Ended September 30,           Ended September 30,
                                     ---------------------         ---------------------
                                      1999           1998           1999           1998
                                     ------         ------         ------         ------
Net revenues                          100.0%         100.0%         100.0%         100.0%
Cost of revenues                       35.3%          30.4%          23.8%          28.9%
                                     ------         ------         ------         ------
Gross profit                           64.7%          69.6%          76.2%          71.1%

Operating expenses:
   Selling and marketing               89.4%          47.3%          59.6%          36.4%
   Research and development            54.7%          37.3%          35.6%          34.3%
   General and administrative          63.0%          37.7%          37.3%          34.4%
                                     ------         ------         ------         ------
Total operating expenses              207.1%         122.3%         132.5%         105.1%
                                     ------         ------         ------         ------
Operating loss                       -142.4%         -52.7%         -56.3%         -34.0%
Interest income                         6.0%           8.5%           4.3%           7.4%
                                     ------         ------         ------         ------
Loss before income taxes             -136.4%         -44.2%         -52.0%         -26.6%
Income tax expense (benefit)           64.3%         -15.8%          10.1%         -10.2%
                                     ------         ------         ------         ------
Net loss                             -200.7%         -28.4%         -62.1%         -16.4%
                                     ======         ======         ======         ======

NET REVENUES

        Our net revenues decreased 19.4% to $1.8 million in the three months ended September 30, 1999 from $2.3 million in the three months ended September 30, 1998. The decrease in revenues is due to a decline in OEM revenues, primarily to customers that purchase our Windows fax software. This decline was partially offset by an increase in revenues to OEM customers purchasing our Macintosh fax software. In addition, we experienced a decline in net retail revenues as we managed channel inventory levels associated with the launch of new versions of HotFax MessageCenter and Internet CommSuite and our most recent retail product, WebCatalog Builder.

        Our net revenues increased 10.8% to $8.2 million in the nine months ended September 30, 1999 from $7.4 million in the nine months ended September 30, 1998. The increase in our revenue was the result of growth in the retail market channel that was partially offset by a decline in revenue from our OEM customers. The decline in revenue from our OEM Customers is primarily associated with the 44% decline in net revenue from OEM analog modem customers, including 3Com. The continuing decline in revenue to OEM analog modem customers is the result of factors that include changes in product mix resulting from the analog modem industry's acceptance of the V.90, 56K modem standard, reduced demand for certain fax products and pricing pressures within the analog modem industry. In response to these factors, our revenues from sales to 3Com in the first nine months of 1999 decreased 37.1% when compared to the same period of 1998. An increase in net revenues from our expanded base of other OEM customers partially offset the decline experienced with our OEM analog modem customers.

GROSS PROFIT

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, freight charges and royalties to licensors. Gross profit decreased 25.1% to $1.2 million in the three months ended September 30, 1999 from $1.6 million in the three months ended September 30, 1998. The decline was primarily attributable to the decline in net revenues. Increased profit margins resulting from a larger percentage of our OEM business derived from royalties were offset by an increase in the allowance for obsolete and slow moving inventory. The combined effect of the elements created the decrease in gross profit as a percentage of net revenues, to 64.7% for the three months ended September 30, 1999 from 69.6% in the same period in 1998.

        Gross profit increased 18.7% to $6.3 million in the nine months ended September 30, 1999 from $5.3 million in the nine months ended September 30, 1998. The factors contributing to our increase in gross profit include the 10.8% increase in net revenues, a larger percentage of our net revenues are derived from royalties and an increase in retail revenue that has a higher gross margin percentage than our non-royalty OEM business. Such contributing factors were partially offset by increases in allowances for slow moving and obsolete inventory. The combined effect of the elements created the increase in gross profit as a percentage of net revenues, to 76.2% for the nine months ended September 30, 1999 from 71.1% in the same period in 1998.

SELLING AND MARKETING EXPENSES

        Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows, new product introductions and retail promotion programs. Our selling and marketing expenses increased 52.3% to $1.6 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998. The increase in selling and marketing expenses is primarily due to promotional campaigns in the retail channel for our fax and Internet communications products. During the third quarter of 1999, our marketing campaigns included the promotion of new versions of HotFax MessageCenter and Internet CommSuite and efforts to sell existing inventory of prior versions. Additionally, selling and marketing expenses increased due to the expansion of our Macintosh division through the STF acquisition. As a percent of net revenues, selling and marketing expenses increased to 89.4% of net revenues in the three months ended September 30, 1999 from 47.3% in the three months ended September 30, 1998.

        Selling and marketing expenses increased 81.3% to $4.9 million in the nine months ended September 30, 1999 from $2.7 million in the nine months ended September 30, 1998. The increase in selling and marketing expenses is primarily due to promotional campaigns in the retail channel for our fax and Internet communications products. The expansion of the Macintosh sales and marketing team at the beginning of the second quarter of this year also contributed to the increase. As a percent of net revenues, selling and marketing expenses increased to 59.6% of net revenues in the nine months ended September 30, 1999 from 36.4% in the nine months ended September 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities, and the amortization of acquired technology assets. Our research and development expenses increased 18.2% to $1.0 million in the three months ended September 30, 1999 from $854,000 in the three months ended September 30, 1998. The increase was primarily associated with our expansion of our Macintosh engineering team through the STF acquisition, that was partially offset by a decrease in the amortization of acquired technology assets. As a percent of net revenues, our research and development expenses increased to 54.7% for the three months ended September 30, 1999 from 37.3% for the three months ended September 30, 1998.

        Research and development expenses increased 15.1% to $2.9 million in the nine months ended September 30, 1999 from $2.6 million in the nine months ended September 30, 1998. The increase was primarily associated with our expansion of our Macintosh engineering team through the STF acquisition and development expenses related to our Internet telephony, eCommerce and network communications products. As a percent of net revenues, research and development expenses increased to 35.6% of net revenues in the nine months ended September 30, 1999 from 34.3% in the nine months ended September 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

        Our general and administrative expenses represent operating expenses that are not included as costs of sales, selling and marketing or research and development. Our general and administrative expenses increased 35.0% to $1.2 million in the three months ended September 30, 1999 from $861,000 in the three months ended September 30, 1998. General and administrative expenses increased as the combined result of expenses related to the PCS acquisition, non-recurring expenses associated with the establishment of our Internet Solutions Division and the amortization of goodwill associated with the STF acquisition. As a percent of net revenues, general and administrative expenses increased to 63.0% of net revenues in the three months ended September 30, 1999 from 37.6% in the three months ended September 30, 1998.

        General and administrative expenses increased 20.2% to $3.1 million in the nine months ended September 30, 1999 from $2.6 million in the nine months ended September 30, 1998. General and administrative expenses increased as the combined result of the amortization of goodwill related to the STF acquisition, increased headcount for our Macintosh division support services, expenses incurred in the PCS acquisition and non-recurring expenses associated with the establishment of our Internet Solutions Division. As a percent of net revenues, general and administrative expenses increased to 37.3% of net revenues in the nine months ended September 30, 1999 from 34.3% in the nine months ended September 30, 1998.

INCOME TAXES

        Income tax expense was $1.2 million for the three months ended September 30, 1999 compared with an income tax benefit of $361,000 for the three months ended September 30, 1998. During the three months ended September 30, 1999, we increased the valuation allowance to offset all deferred tax assets, as recent historical results of operations provide insufficient evidence that the deferred tax assets will be realized. The income tax expense was $831,000 for the nine months ended September 30, 1999 compared with an income tax benefit of $755,000 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $2.7 million in the nine months ended September 30, 1999 compared to $530,000 in the nine months September 30, 1998. The primary operating use of cash during the nine months ended September 30, 1999 was the Company's net loss which was partially offset by the non-cash increase in the valuation allowance for deferred tax assets and depreciation and amortization.

        During the nine months ended September 30, 1999, we used $1.2 million in investing activities. On April 9, 1999, we used $1.1 million in cash and 409,164 shares of our Common Stock to acquire all of the outstanding capital stock of STF. STF, headquartered in Concordia, Missouri, is a developer and publisher of fax and communications software products for the Apple Macintosh computer.

        At September 30, 1999, the Company had $8.7 million in cash and cash equivalents and $11.1 million of working capital. The Company had $3.8 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments, and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than two months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that Year 2000 issues could encompass our own software products, internal systems used to operate and monitor our business and our third party vendors and customers.

        We currently offer software products that are designed to be Year 2000 compliant. Our software products do not utilize dates in their primary functions. We have evaluated our software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believe that Year 2000 problems will not affect the functionality of our software products. However, it is possible that our products, or the hardware or software applications used by our customers, may contain undetected errors or defects associated with Year 2000 date functions.

        We believe that we have identified all of the major internal systems and software applications that are important to the operation and monitoring of our business. We have obtained confirmation from vendors of certain purchased systems and software applications used in our internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. We have recently completed the installation of such upgrades to our current systems. We believe that with the upgrades, modifications and conversions we have made to date, the Year 2000 issue will not have a material impact on our internal systems. However, it is possible that the systems and software applications used for our internal operations contain undetected errors or defects associated with Year 2000 date functions.

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

        We Depend on 3Com Corporation for a Significant Portion of our Revenues. In the past we have derived a substantial portion of our revenues from sales to 3Com Corporation (including its affiliates and subcontractors). These 3Com entities represented 13.8% of our net revenues in the nine months ended September 30, 1999, 23.3% of our net revenues in 1998 and 41.4% of our net revenues in 1997. The OEM agreements we have with these 3Com entities do not require a 3Com entity to purchase any minimum quantity of our products and may be terminated by a 3Com entity or us at any time for any reason upon 60 days prior written notice. As a result, we cannot be certain that the 3Com entities will continue to purchase our products in substantial quantities, or at all. We anticipate that our sales to the 3Com entities in the future will not reach historical levels. A substantial decrease or delay in sales to the 3Com entities would have an adverse effect on our business, results of operations and financial condition.

        We Depend Upon a Small Number of OEM Customers. Sales to our three largest OEM customers, including 3Com Corporation, accounted for approximately 26.4% of our net revenues in the nine months ended September 30, 1999, 33.0% of our net revenues in 1998 and 54.4% of our net revenues in 1997. We expect that we will continue to be dependent upon relatively large orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers is obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities would have an adverse effect on our business, results of operations and financial condition. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could substantially impair our business, results of operations and financial condition.

        Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products and will likely continue to do so in the future. Sales of our QuickLink related products represented approximately 38.8% of our net revenues in the nine months ended September 30, 1999, 55.3% of our net revenues in 1998 and 77.7% of our net revenues in 1997. We expect that revenues from these products will continue to account for a substantial portion of our total revenues in the foreseeable future. If our revenues from these software products decline, whether as a result of competition, technological change, price pressures or other factors, our business, results of operations and financial condition could be seriously impaired.

        Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail communication software products. Subsequent to the PCS acquisition, we added WebCatalog Builder to our existing line of retail software products that includes HotFax MessageCenter, Internet CommSuite, VideoLink Mail, FAXstf, HotPage and HotFaxShare. Sales of our retail products represented approximately 34.3% of our net revenues in the nine months ended September 30, 1999, 24.9% of our net revenues in 1998 and 5.0% of our net revenues in 1997. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

        We May Not be Able to Develop and Maintain Relationships with Distributors and Retailers to Sell Our Retail Software Products. We rely on distributors, retailers, Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our retailers include Staples, CompUSA, Office Depot, OfficeMax and numerous Internet retail stores, among others. As a result, net revenues to Ingram Micro, a retail distributor, were 26.6% of our net revenues for the nine months ended September 30, 1999, 25.1% of our net revenues in 1998 and 0.0% of our net revenues in 1997. Our ability to maintain distributor and retailer relationships is largely a function of our sales volume. If we do not meet certain minimum volume requirements, we may not be able to maintain our relationships with our current distributors and retailers. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of our retailers and VARs carry product lines that are competitive with our retail software products. These retailers and VARs may not give a high priority to the marketing of our products or may not continue to carry our products. In addition, our retailers and VARs may change their inventory strategies, with little or no warning to us. In many cases, such changes in inventory strategy may not be related to end user demand. If this happens, our business, results of operations and financial condition may be adversely affected. We may not be successful in recruiting new VARs and retailers to represent us.

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

        Our Future Success Will Partially Depend on the Level of Market Acceptance of Our Internet Communications Products and Video Related Products. We continue to focus significant resources on the development and introduction of Internet telephony and video communications products and services, including our currently released products: conexs.com and Internet CommSuite. Such products compete in new and rapidly changing markets and we cannot be certain that our products will receive or gain market acceptance. Our first Internet communications software product was released in September 1998. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Our initial sales of this product were made to retail channels and did not include significant orders from OEM customers. We introduced our first video communications software in 1996. Since that time, our sales volume for such product has achieved only modest growth and has not become a significant part of net revenues. Lack of market acceptance for our Internet or video communications products or other similar products could have an adverse impact on our business, results of operations and financial condition. In addition, we may experience delays in or non-completion of the development of new Internet or video communications software products, which could adversely affect our competitive position in these markets. Our Internet telephony and video communications software products compete against those of several competitors, including White Pine, Logitech, Intel, Microsoft and VocalTech, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the Internet communications or video conferencing software markets.

        Our Future Success Will Partially Depend on the Level of Market Acceptance of eCommerce Products and Services. Subsequent to the PCS acquisition, we increased the level of resources directed at this product group and we expect to continue to focus significant resources on the development, marketing and selling of eCommerce products and services, including our currently released products: WebCatalog and WebCatalog Builder. Such products compete in new and rapidly changing markets and we cannot be certain that our products will grow in market acceptance. Our first eCommerce software product was released in late 1995. The current version of this software product enables businesses of all sizes to create and operate online Internet storefronts and web sites. Sales of this product line have primarily been made through VARs and direct sales to businesses. Revenue from this product group has achieved modest growth and has not become a significant part of net revenues. Lack of market acceptance and growth for our eCommerce products and services could have an adverse impact on our business, results of operations and financial condition. In addition, we may experience delays in or non-completion of the development of new eCommerce software products, which could adversely affect our competitive position in these markets. Our eCommerce software products compete against those of several competitors, including Intershop, Intel, IBM, Yahoo and others, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the eCommerce software markets.

        Rapid Technological Change Could Render Our Products Obsolete. The communication software market in which we operate is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. These factors make it difficult for us to estimate the life cycles of our products. Our future success will depend upon our ability to develop and introduce new software products, including new releases, applications and enhancements, on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may experience difficulties that could delay or prevent our development, introduction and marketing of new products. If we are unable to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or technological or other reasons, our business, results of operations and financial condition would be adversely affected.

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

        We Face Significant Competition from Other Software Companies. We operate in markets that are highly competitive and subject to rapid changes in technology. We compete with other software vendors for access to distribution channels, retail shelf space and the attention of customers. We also compete with other software companies in our efforts to acquire software technology developed by third parties. Competitive pressures could reduce our market share or require us to reduce the prices of our products, either of which could have an adverse effect on our business, results of operations and financial condition.

        We Face Significant Competition from Software Vendors in the Retail Market. Our principal fax related retail products, HotFax MessageCenter and HotFax, compete directly with Symantec's WinFax Pro. Our Internet communications software products, Internet CommSuite and conexs.com, compete with product offerings by Microsoft, Intel, White Pine and VocalTech, among others. Our eCommerce product, WebCatalog Builder competes with product offerings from Multiactive and Primecom Interactive, among others. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

        Our Efforts to Sell Our Products in the Corporate and Government Marketplaces May Not be Successful and May Adversely Affect Our Operating Margins. In the past, we have generated our revenues almost entirely from OEM sales. We began selling to the corporate/government marketplace while building the infrastructure necessary to sell to these two customer bases in 1997. In January 1998, we acquired the network fax software technology of Mitek Systems, Inc. Through this acquisition, we acquired software that is designed to address the fax requirements of the corporate/government customer. During 1998 we developed the acquired network fax product into the currently shipping product, HotFaxShare, and we released a newly developed IP Gateway module. In September 1999, we acquired PCS which provided us with eCommerce products for this market. Although we continue to invest resources in the research and development of products for the corporate and government markets, and in building the additional infrastructure required to market and sell products in these markets, we cannot be certain that our efforts will yield any significant sales growth. In addition, because we have had to make substantial investments to develop, market and sell products for these markets, sales of such products may not provide the operating margins historically achieved by us for OEM sales.

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

        Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. International net revenues represented 16.0% of our total net revenues for the nine months ended September 30, 1999, 21.5% of our total net revenues in 1998 and 23.3% of our total net revenues in 1997. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

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

        Our Business May be Adversely Affected by Unexpected Year 2000 Problems. Many currently installed computer systems and software applications are coded to accept only two digit entries to identify the year in the date code field, without considering the impact of the change in the century. As a result, in less than two months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that Year 2000 issues could encompass our own software products, internal systems used to operate and monitor our business and our third party vendors and customers.

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

        Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of October 31, 1999, William Smith, the President, Chief Executive Officer and Chairman of the Board of the company, and Rhonda Smith, the Vice-Chairman of the Board, Secretary and Treasurer of our company, beneficially owned approximately 62.9% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

        Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of October 31, 1999, we had 15,504,417 shares of Common Stock outstanding. Of this amount, the 9,758,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

        Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $1,091,000 was used in the acquisition of STF which was consummated in April 1999, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. in January 1998, $190,000 was used in the acquisition of other technologies, $3,500,000 has been used for working capital requirements and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
  No.                Title                                                  Method of Filing
-------              -----                                                  ----------------
3.1     Amended and Restated Certificate of                 Incorporated by reference to Exhibit 3.1 to
        Incorporation of the Company                        the Registrant's Registration Statement No.
                                                            33-95096

3.2     Amended and Restated Bylaws of the                  Incorporated by reference to Exhibit 3.2 to
        Company.                                            the Registrant's Registration Statement No.
                                                            33-95096

4.1     Specimen certificate representing                   Incorporated by reference to Exhibit 4.1 to
        shares of Common Stock of the                       the Registrant's Registration Statement No.
        Company.                                            33-95096

10.1    Form of Indemnification Agreement.                  Incorporated by reference to Exhibit 10.1 to
                                                            the Registrant's Registration Statement No.
                                                            33-95096

10.2    1995 Stock Option/Stock Issuance                    Incorporated by reference to Exhibit 10.2 to
        Plan.                                               the Registrant's Registration Statement No.
                                                            33-95096

10.3    Form of Notice of Grant of Stock                    Incorporated by reference to Exhibit 10.3 to
        Option under 1995 Stock Option/Stock                the Registrant's Registration Statement No.
        Issuance Plan.                                      33-95096

10.4    Form of 1995 Stock Option Agreement                 Incorporated by reference to Exhibit 10.4 to
        under 1995 Stock Option/Stock                       the Registrant's Registration Statement No.
        Issuance Plan.                                      33-95096

10.5    Form of 1995 Stock Purchase Agreement               Incorporated by reference to Exhibit 10.5 to
        under 1995 Stock Option/Stock                       the Registrant's Registration Statement No.
        Issuance Plan.                                      33-95096

10.6    Distribution License Agreement dated                Incorporated by reference to Exhibit 10.6 to
        September 30, 1991, by and between                  the Registrant's Registration Statement No.
        the Company and Crandell Development                33-95096
        Corporation.

10.7    Application Program Interface Retail                Incorporated by reference to Exhibit 10.7 to
        License Agreement July 28, 1992 by                  the Registrant's Registration Statement No.
        and between the Company and Rockwell                33-95096
        International Corporation.

10.8    Application Program Interface License               Incorporated by reference to Exhibit 10.8 to
        Agreement July 28, 1992 by and                      the Registrant's Registration Statement No.
        between the Company and Rockwell                    33-95096
        International Corporation.

10.9    Rockwell High Speed Interface License               Incorporated by reference to Exhibit 10.9 to
        Agreement dated June 2, 1994, by and                the Registrant's Registration Statement No.
        between the Company and Rockwell                    33-95096
        International Corporation.

10.10   Letter Agreement dated February 22,                 Incorporated by reference to Exhibit 10.10 to
        1994, by and between the Company and                the Registrant's Registration Statement No.
        Rockwell International Corporation.                 33-95096

10.11   Letter Agreement dated April 22,                    Incorporated by reference to Exhibit 10.11 to
        1993, by                                            the



Exhibit
  No.                Title                                                  Method of Filing
-------              -----                                                  ----------------
        and between the Company and Rockwell                Registrant's Registration Statement No.
        International Corporation.                          33-95096

10.12   Software Distribution Agreement dated               Incorporated by reference to Exhibit 10.12 to
        May 8, 1995, by and between the                     the Registrant's Registration Statement No.
        Company and International Business                  33-95096
        Machines Corporation.

10.13   Office Building Lease, dated June 10,               Incorporated by reference to Exhibit 10.13 to
        1992, by and between the Company and                the Registrant's Registration Statement No.
        Developers Venture Capital                          33-95096
        Corporation.

10.14   Amendment No. 1 To Office Building                  Incorporated by reference to Exhibit 10.14 to
        Lease, dated July 9, 1993, by and                   the Registrant's Registration Statement No.
        between the Company and Pioneer Bank.               33-95096

10.15   Amendment No. 2 To Office Building                  Incorporated by reference to Exhibit 10.15 to
        Lease, dated August 15, 1994, by and                the Registrant's Registration Statement No.
        between the Company and T&C                         33-95096
        Development.

10.16   Fourth Addendum to Office Building                  Incorporated by reference to Exhibit 10.16 to
        Lease, dated April 21, 1995, by and                 the Registrant's Registration Statement No.
        between the Company and T&C                         33-95096
        Development.

10.17   Form of Promissory Note related to S                Incorporated by reference to Exhibit 10.17 to
        Corporation Distribution.                           the Registrant's Registration Statement No.
                                                            33-95096

10.18   Smith Micro Software, Inc. Amended                  Incorporated by reference to Exhibit 10.21 to
        and Restated Software Licensing and                 the Registrant's Quarterly Report on Form
        Distribution Agreement, dated April                 10-Q for the quarter ended September 30, 1996
        18, 1996, by and between the Company
        and U.S. Robotics Access Corp.

10.19   Office Building Lease, dated March 1,               Incorporated by reference to Exhibit 10.19 to
        1994, by and between Performance                    the Registrant's Annual Report on Form 10-K
        Computing Incorporated and Petula                   for the fiscal year ended December 3l, 1995
        Associates, Ltd./KC Woodside.

10.20   Agreement and Plan of Merger by and                 Incorporated by reference to Exhibit 2 to the
        between Smith Micro Software, Inc.,                 Registrant's Current Report on Form 8-K filed
        Performance Computing Incorporated                  with the Commission on March 28, 1996
        and PCI Video Products, Inc. dated as
        of March 14, 1996.

10.21   Amendment No. 1, dated as of March                  Incorporated by reference to Exhibit 10.21 to
        10, 1997, to Agreement and Plan of                  the Registrant's Annual Report on Form 10-K
        Merger by and between Smith Micro                   for the fiscal year ended December 31, 1996
        Software, Inc., Performance Computing
        Incorporated and PCI Video Products,
        Inc. dated as of March 14, 1996.

10.22   Amendment No. 6 to Office Building                  Incorporated by reference to Exhibit 10.22 to
        Lease, dated February 19, 1998, by                  the Registrant's Annual Report on Form 10-K
        and                                                 for the

Exhibit
  No.                Title                                                  Method of Filing
-------              -----                                                  ----------------
        between the Company and World                       fiscal year ended December 31, 1997
        Outreach Center.

10.23   Software licensing and Distribution                 Incorporated by reference to Exhibit 10.23 to
        Agreement dated December 1, 1998, by                the Registrant's Annual Report on Form 10-K
        and between the Company and 3Com                    for the fiscal year ended December 31, 1998
        Corporation.

10.24   Stock Purchase Agreement dated as of                Incorporated by reference to Exhibit 2 to the
        April 9, 1999 by and among Smith                    Registrant's Current Report on Form 8-K filed
        Micro Software, Inc. STF                            with the Commission on April 23, 1999
        Technologies, Inc. and the
        Shareholders of STF Technologies,
        Inc.

27      Financial Data Schedule.                            Filed Herewith

(B)     REPORTS ON FORM 8-K

        On September 16, 1999, the Company filed a Form 8-K in connection with its acquisition of Pacific Coast Software, Inc., a California corporation.

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

                                        SMITH MICRO SOFTWARE, INC.

November 15, 1999                       By /s/ WILLIAM W. SMITH, JR.
                                        ---------------------------------------
                                        William W. Smith, Jr.
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

November 15, 1999                       By /s/ MARK W. NELSON
                                        ---------------------------------------
                                        Mark W. Nelson
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------
     27                  Financial Data Schedule