Form 10-K
period 1999-12-31
SMITH MICRO SOFTWARE INC
filed 2000-03-30
CIK 948708

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

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to ____________________


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

         The Registrant does not have different classes of Common Stock. As of March 21, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $133,733,589, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

         As of March 21, 2000, there were 15,845,126 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 25, 2000, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Report.

================================================================================

                           SMITH MICRO SOFTWARE, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                     PART I

Item 1.  BUSINESS...............................................................      3
Item 2.  PROPERTIES.............................................................     18
Item 3.  LEGAL PROCEEDINGS......................................................     18
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.....................     18

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS....................................................     19
Item 6.  SELECTED FINANCIAL DATA................................................     21
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..................................................     22
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.............     27
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................     27
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...................................................     27

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS.......................................     28
Item 11. EXECUTIVE COMPENSATION.................................................     28
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........     28
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................     28

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........     29

                            -------------------------

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 11 OF THIS ANNUAL REPORT, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Smith Micro Software, Inc. (Smith Micro) develops and sells eCommerce and communications software for personal and business use. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. Smith Micro's products enable personal communication through telephony, fax, multimedia email, data, paging, video security and video conferencing. Smith Micro's eCommerce software and services enable businesses to create and launch online Internet storefronts.

         Our products for the consumer and business markets are available through Internet sales, retail stores, direct sales, and value-added resellers
(VARs). Retail outlets that sell our products include CompUSA, OfficeMax, Office Depot, Micro Center, Staples, and Fry's Electronics. On the web, our products can be found at Buy.com, Beyond.com, Egghead.com and many others. In the OEM market, we are a supplier of communication software, having shipped over 40 million copies of products. OEM customers include manufacturers of personal computers, digital cameras, video capture cards, cable modems and 56k modems. We currently maintain OEM relationships with several companies including Apple, HP, Gateway, Brother International, Philips Consumer Electronics, Thomson Multimedia, Viking Components, Zoom, D-Link, TDK Systems and 3Com.

         Through our merger with Pacific Coast Software, Inc. (PCS) at the end of the third quarter of 1999, we now offer a broad spectrum of services that are Internet-related and focused on e-Commerce, such as consulting services that range from WebCatalog support to complete website design and installation. We also offer website hosting and co-location services as well as ASP (Application Service Provider) services for WebCatalog. Our customer list includes Pillsbury Dough Shop, Ben & Jerry's, Troublewear.com, Stanford Gear, Zamboni, XTERRAgear.com and others.

INDUSTRY BACKGROUND

         Businesses and consumers are using the Internet to communicate, transact business, share information and access vast information resources. The increasing demand for Internet access is driving the adoption of new technology that enhances the Internet experience. These advances are found in multimedia personal computers and Internet access devices such as analog modems, cable modems, xDSL modems, network interface cards and software solutions. Statistics taken from two research groups, International Data Corporation and The Yankee Group, suggest that the number of Worldwide Web users will grow dramatically in the future. Households having access to high-speed Internet connections of cable and/or DSL will increase from 1.4 billion to 8.1 billion in 2003. Web hosting fees will increase from $2 billion in 1999 to $9.8 billion in 2003. In addition, the dollar amount of transactions over the Internet is expected to increase from $131 billion in 1999 to an approximation of $1.6 trillion in 2003. People utilizing wireless communication will also continue to grow. Subscribers to internet wireless messaging services will grow from 7.4 million in 1999 to 61.5 million in 2003 and the number of people using wireless telephones will grow from 425 million in 1999 to 1.1 trillion in 2003.

         Manufacturers of connectivity devices such as analog modems, cable modems, xDSL modems and network interface cards enable personal computer communication using direct connections, or connections over the Internet, intranets, Local Area Networks and Wide Area Networks. By adopting new technology, these manufacturers have been able to deliver products with higher transmission speeds and increased functionality. The rapid pace of these changes, the need to support a variety of operating systems, including Windows 95, Windows 98, Windows NT, Windows 2000, Unix, Linux and Macintosh, and the desire to differentiate products present a significant communication software challenge. These manufacturers generally focus on hardware and do not find it cost effective to develop software internally to meet the evolving needs of communication software for multiple platforms. Instead, these manufacturers typically bundle software from outside providers with their hardware.

         Demand for personal computer communication software products is generated by three distinct sources: OEM customers, retail end-user consumers and corporate/government customers who generally purchase user licenses for installations over networks. OEMs, consisting primarily of Internet access device, camera, video capture card, modem and personal computer manufacturers, purchase software and bundle or pre-load it with their products. This software provides basic functionality and effectively serves the needs of most users. Users with more complex communication requirements typically seek software with more features in the retail market.

         As communication hardware device manufacturers develop and adopt emerging technology, thereby expanding the functionality of communication devices, communication software must be continually enhanced to provide integrated, easy-to-use solutions to enable this functionality to be utilized. Emerging telephony applications can provide full duplex speakerphones, complex voicemail functions, and an enhanced level of information management capabilities to the home and small office. In addition, video conferencing, which traditionally has been available only to high-end corporate board rooms at a cost of thousands of dollars, has reached the desktop, with solutions that are affordable for the home and small office. Most recently, communication hardware device manufacturers have introduced devices such as cable and xDSL modems that enable high speed Internet access. These devices improve the functionality and efficiency of voice, fax, data and video transmissions over the Internet or intranets. The functionality of communication software must continue to evolve to keep pace with consumer expectations, future hardware functions and the rapidly changing competitive environment.

SMITH MICRO STRATEGY AND PRODUCTS

         Our company has traditionally served the analog fax business markets for both OEM and retail customers with our existing products. With the acquisition of PCS at the end of the third quarter of 1999, we gained entry into the eCommerce market. Going forward, our company's strategy is to develop and introduce new products that are focused on the following markets:

         o Wireless telephony

         o eCommerce

         o Internet communications (VoIP)

         We offer software products for Windows 98, Windows 95, Windows NT, Windows 2000, Unix, Linux and Macintosh operating systems. We believe that our strong engineering focus and our relationships with analog modem, cable modem, xDSL modem, camera, video capture card, personal computer and chip manufacturers enable us to develop communication software in anticipation of changes in product design and to customize our OEM software to meet specific customer requirements. To address the complexity of personal computer communication, we have consistently developed products that are intuitive and easy-to-use. Our strategy is to build upon the easy-to-use reputation of our OEM software products to encourage new users to migrate to our retail products as they require higher levels of functionality.

     ANALOG FAX PRODUCTS - These are the traditional products that our company was built on. These products allow users to send and receive faxes, broadcast faxes to unlimited recipients, and create multi-user voice mail systems. Wireless messaging sends messages directly from the desktop to pagers. The QuickLink(R) product family is targeted to the OEM PC market while HotFaxMessageCenter(R) and HotPage(R) are aimed at the retail PC market. FAXstf serves the OEM Macintosh market and FAXstf Pro serves the retail Macintosh market.

     WIRELESS TELEPHONY - These products represent our core fax and data telephony technology and have been updated to include wireless phones. These products are targeted at the OEM market, including cell phone manufacturers, service providers and silicon fabricators. The underlying design concept is the long-standing Smith Micro concept of "enhancing the out-of-box experience" for the ultimate end-customer and thereby keeping the OEM device sold.

     ECOMMERCE - These products mark our entry into the eCommerce market. WebCatalog and WebMerchant comprise the cross-platform core of our eCommerce solutions. WebCatalog's server-side language, WebDNA, enables web sites to be created with standard HTML text files. WebMerchant provides fully automated payment processing and order accounting for WebCatalog. Both products have been designed for business owners who want to publish a catalog and sell products but don't want to commit to a large investment.

         WEBCATALOG is a comprehensive solution for online commerce and dynamic web publishing. It designs and operates online storefronts with all the features found in the leading sites. With WebCatalog and WebMerchant, users have a completely automated sales force available 24 hours a day, 7 days a week.

         WEBMERCHANT is designed to work with WebCatalog and automate the payment, notification, and delivery process. It takes orders submitted via WebCatalog and performs credit card verification, order notification, and, if desired, electronic delivery. A site can be implemented with WebCatalog and updated with WebMerchant as a separate installation.

         TYPHOON enhances web server functionality. Typhoon can automatically insert the current date or time, include information from other files, hide or show portions of text based upon the current visitor, configure sophisticated database solutions, and much more. Banner Ads, Online Quizzes, Email Forms, Mass Emailing, User Tracking, Page Counters and Password Protection are some of the features that can easily be added to web sites. Typhoon is also cross platform and includes sophisticated examples that improve web server performance.

         WEBCATALOG BUILDER(TM) is a retail product that allows users to build an online store. It employs an easy-to-use Wizard Program to walk through the design and launch phases of the process. There is no HTML or programming experience necessary to launch an eCommerce site. This product is currently available for Windows systems and will be available early in 2000 for Apple systems.

     INTERNET COMMUNICATION - Smith Micro has several products in this emerging market:

         INTERNET COMMSUITE(TM) is an all-in-one retail Internet product that enables users to add voice and video to e-mail and on-line chat sessions, talk to friends and family over the Internet, send faxes without paying long-distance phone charges, conduct Internet video phone-calls and much more. Internet CommSuite's intuitive interface provides easy, single-click access to Internet activities. Internet CommSuite has been designed for all types of Internet access including cable, xDSL and traditional analog modems.

         CONEXS - is an entry level Internet communication product that alleviates traditional calling costs and is available through Internet download or through OEM's.

         CONEXS.COM is an Internet Directory Service that offers a real-time, person-to-person locator to facilitate Internet communication and includes enhanced privacy features.

         VIDEOLINK MAIL(R) allows users to attach audio/video messages to their emails as self-extracting files. Recipients do not require special software because a player is embedded in the message. VideoLink Mail(R) is targeted to the OEM market.

         VIDEOLINK(R) enables video and audio communications over the Internet, intranet or ordinary telephone lines using a standard analog modem connection and is for the OEM market.

         NETWORK FAX - is multi-platform fax software for networked environments including LAN's, WAN's and the Internet. HotFaxShare(R) handles fax creation, transmission and fax routing for companies with high fax volume or geographically separated computer users connected to a network. Internet gateways allow companies to send faxes over the Internet to lower their telecommunications costs. FaxSTF Network is available for those users operating in a Macintosh only environment.

SALES AND MARKETING

         We sell our software products worldwide to corporations and small office/home office businesses; distributors and retailers who sell the product to end user customers; and OEM customers who bundle or preload our software with their hardware products. We also have products that address vertical markets, such as telemedicine, that are distributed directly through corporate partners.

         Internet Solutions Products

         These products are developed for eCommerce with an emphasis on the business-to-business market segment. We derive revenues for our Internet solutions from three sources: software products, consulting services and hosting services. WebCatalog and WebMerchant comprise the cross-platform core of our eCommerce solutions. Both products have been designed for business owners who want to publish a catalog and sell products but don't want to commit to a large investment.

         Macintosh Products

         These products are developed with Apple as the primary focus and customer. The FAXstf product is preloaded on iMac's, iBooks and selected G3 computers worldwide. We work very closely with Apple to assure compatibility with Apple computers as well as to coordinate product features and updates. Our new retail product, HotFaxMessageCenter Pro, was released in late 1999 as an upgrade path for FAXstf users. FAXstf and HotFaxMessageCenter Pro are sold internationally through Apple distributors. Selected products are available in eight languages.

         Our revenues from Apple are based upon royalties accrued by Apple based upon personal computer shipments. As a result, we have no backlog for our Macintosh products and we do not consider backlog to be a significant indicator of future performance. Our revenues from our Macintosh products in any quarter are substantially dependent on Apple shipments. Apple could reduce its orders of our products in favor of a competitor's product or for any other reason. The loss of Apple as customer or decisions by Apple to substantially decrease purchases from us could have an adverse effect on our business.

         Wireless & Broadband Products

         These products are geared to both retail and OEM customers. Our major retail product is HotFaxMessageCenter. This has been in retail for 4 years and the current release of this product is version 4.

         Our OEM market continues to evolve as we continue to offer new communications products and OEM's adopt new technologies and software bundling techniques. The wireless and broadband markets including cell phone, cable modem and xDSL manufacturers are the major focus of this business unit along with personal computer and camera manufacturers, Internet service providers and content providers. This is a strategic departure from our historical OEM customer base that consisted primarily of analog modem manufacturers. We have translated our products into as many as 18 languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets. Our OEM customers include Brother Industries Ltd., Hewlett Packard Company, Gateway (Japan), Philips Consumer Electronics B.V. (Netherlands), and 3Com. Each of these manufacturers bundles or pre-loads Smith Micro's software products with its own hardware products.

         The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system and we generally ship our products as we receive orders. Additionally, an increasing percentage of our OEM revenue is derived from royalties accrued by customers that are authorized to replicate our software products on a CD or to preload our software on a personal computer. As a result of these factors, we have relatively little backlog for our wireless and broadband products at any given time and we do not consider backlog to be a significant indicator of future performance. Moreover, we generally do not produce software in advance of anticipated orders and therefore have insignificant amounts of inventory. As a result of the foregoing, our revenues in any quarter are substantially dependent on orders booked in that quarter.

         Our three largest OEM customers and their affiliates accounted for 26.8% of our net revenues in 1999, 33.0% in 1998 and 54.4% in 1997. Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of any of our major OEM customers, decisions by a significant OEM customer to substantially decrease purchases or our inability to collect receivables from these customers could have an adverse effect on our business. We allow our OEM customers to return unused software. To date, however, such returns have been infrequent.

         Retail Sales

         We have a corporate sales staff responsible for retail sales that works closely with our retail distributors on the management of orders, inventory levels, sell-through to retailers and promotions and marketing activities. Domestically, our retail products are sold by independent distributors including Ingram Micro and Tech Data. In addition, our retail sales force is responsible for contacting major retail outlets to generate demand for our retail products in the retail distribution channel. We continue to develop Internet retail outlets by selling products through our web site and electronic distributors. End user customers can receive delivery of our retail products through electronic download or via shipment of a retail package.

         We allow distributors and retailers to return products without charge or penalty. In addition, there are times when we update products and request the distributors of our products to replace inventory on the shelves with the new version in what is called a stock rotation. A component of our revenue recognition policy is that we calculate an allowance for product returns based on our historical experience with product returns. If retail sales of our products increase, the risk of product returns will increase. While our revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of our previous experience, causing us to revise our estimates and increase the allowances for such returns.

         We employ direct mail programs to offer end-users promotional upgrades from our OEM products to our retail products. We advertise in selected computer end-user and re-seller publications and periodically introduce promotions and incentive offers such as special pricing for the purchase of upgrades. We also participate in major trade shows, professional conferences and personal computer user group events to reach our target markets.

         As a percentage of our net revenues, retail sales represented 31.9% of our revenues in 1999, 24.8% of 1998 revenues and 5.0% of our revenues in 1997.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         We provide technical support and customer service through our Corporate web site, email, telephone and fax. OEM customers generally provide their own primary customer support functions and rely on us for back-up support for their own technical support personnel. We provide technical support to end users of OEM customers through the Technical Support section of our Corporate web site including a user accessible data base of FAQ's (Frequently Asked Questions).

PRODUCT DEVELOPMENT

         The software industry, particularly the Internet and wireless/broadband markets are characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware, accordingly we maintain engineering relationships with various hardware and silicon chip manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. In addition, we participate in software product developer programs sponsored by key industry companies such as Microsoft, Intel and Apple.

         We believe that we must be responsive to the specific requests of our customers. With this need for flexibility in mind, our engineering environment is designed to allow rapid application development while supporting customer requirements within tight development schedules.

         As of December 31, 1999, we had a product development staff of 41 engineers and quality assurance and product testing specialists. We plan to add additional software engineers and product testing personnel in the future, as they are required.

MANUFACTURING

         Smith Micro software is sold in three forms. First, our software is sold in the form of an OEM kit or retail package that includes disks or a CD-ROM, a manual and certain other documentation or marketing material. Second, we permit certain of our OEM customers to duplicate their own disks or CD-ROMs and pay us a royalty based on usage. This method of sale does not require us to provide a disk or manual. Finally, we grant licenses to certain OEM customers that enable those customers to pre-load a copy of our software onto a personal computer's hard drive. With the corporate sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

         We rely on third party suppliers who provide the components for our software product kits. These components include disks, CD-ROMs and printed manuals. Disk shortages have occurred in the past and may recur in the future. If we cannot obtain a sufficient quantity of disks, CD-ROMs or other components, or cannot obtain disks, CD-ROMs or other components at prices at least comparable to the prices we currently pay, our business could be adversely affected.

         We rely on third party suppliers to provide CD-ROM components and CD-ROM replication for the CD-ROMs that are placed in many of our product kits. The equipment to replicate CD-ROMs is very costly making it unlikely that we will add this capability internally. This leaves us dependent on CD-ROM replication facilities for both the timing and pricing of our software produced in CD-ROM format. This could impair our ability to deliver products to our customers. In addition, any price increases that we experience could reduce gross margins, which would have an adverse effect on our business.

         We duplicate most of the diskettes that are placed in certain of our OEM product kits at our Aliso Viejo, California facility. This facility is capable of producing 50,000 duplicated disks in a single eight-hour shift. Operations are primarily conducted on a single shift basis, although we operate a second shift from time to time to accommodate customer delivery requirements. We have outside production alternatives in the event of a disruption of our Aliso Viejo operations. We use outside vendors for the printing of labels, manuals and packaging.

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

         Because there are relatively low barriers to entry in the communication software market and because rapidly changing technology is constantly creating new opportunities in this market, we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as fax and data applications merge with video and audio applications and the emerging cellular, wireless and Internet telephony markets develop. The markets in which we compete have been characterized by the consolidation of established communication software suppliers and we believe that this trend, which may lead to the creation of additional large and better-financed competitors, may continue. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business.

         We compete primarily with Symantec, Cheyenne, White Pine, Intel, Microsoft, VocalTec and RightFAX, among others, for communication software products. Some of our competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse effect on our business.

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

PROPRIETARY RIGHTS AND LICENSES

         Although we believe that our products do not infringe on the intellectual property rights of others, such a claim may be asserted against us in the future. If we fail to protect our proprietary information, our business could be materially and adversely affected.

         From time to time, we have received and may receive in the future communications from third parties asserting that trademarks used by us or features or content of certain of our products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, we believe that our products, with their existing technology, may increasingly become the subject of infringement claims. Moreover, any of these proceedings could also result in an adverse decision as to the priority of our inventions. Such results would materially and adversely affect us, and may also require us to obtain one or more licenses from third parties. We may not be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by us to obtain such licenses could prohibit us from selling some of our products or require us to modify some of our existing products.

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

         In selling our products, we primarily rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we use currently to protect our proprietary rights may not be adequate. Moreover, our competitors may independently develop similar technology to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.

EMPLOYEES

         As of December 31, 1999, Smith Micro had a total of 88 employees, of which 41 were engaged in engineering, 19 were in sales and marketing, 11 were in customer support, 10 were in finance and administration and 7 were in manufacturing. We utilize temporary labor to assist during periods of increased manufacturing volume. None of our employees is represented by a labor union. We have not experienced any work stoppages, and consider our relations with our employees to be good.

RISK FACTORS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties and our actual results may materially differ from the results anticipated in those statements. Factors that might cause such a difference include, without limitation, those discussed in this section, in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Annual Report on Form 10-K. All such factors should be considered in evaluating us and a decision to invest in us.

         Our Quarterly Operating Results are Subject to Significant Fluctuations that Could Adversely Impact Our Stock Price. Our quarterly operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the price of our Common Stock would likely decline.

         There are a number of factors that could cause our quarterly operating results to fluctuate. Many of these factors are not in our control. These factors include:

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

         We have Depended on 3Com Corporation for a Significant Portion of our Revenues. In the past we have derived a substantial portion of our revenues from sales to 3Com Corporation, primarily to its wholly-owned subsidiary, U.S. Robotics, and subsidiaries of U.S. Robotics. These 3Com entities represented 15.2% of our net revenues in 1999, 23.3% of our net revenues in 1998 and 41.4% of our net revenues in 1997. The OEM agreements we have with these 3Com entities do not require a 3Com entity to purchase any minimum quantity of our products and may be terminated by a 3Com entity or us at any time for any reason upon 60 days prior written notice. As a result, we cannot be certain that the 3Com entities will continue to purchase our products in substantial quantities, or at all. While traditionally, we believe that we have been the principal supplier of OEM fax, voice and data communications software products to the U.S. Robotics product line, 3Com may seek additional sources for such products in the future. Accordingly, our sales to the 3Com entities in the future may not reach or exceed our historical levels of sales to U.S. Robotics. If, through our efforts to diversify our product lines, we are not successful in replacing these sales, the continued decrease or delay in sales to the 3Com entities in any quarter would have an adverse effect on our results of operations.

         We have Depended Upon a Small Number of OEM Customers. Sales to our three largest OEM customers, including 3Com Corporation, accounted for approximately 26.8% of our net revenues in 1999, 33.0% of our net revenues in 1998 and 54.4% of our net revenues in 1997. Although we have begun to diversify our product lines, we expect that we will continue to be dependent upon orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers are obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities in any quarter would have an adverse effect on our results of operations. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.

         Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products. Sales of our QuickLink related products represented approximately 37.1% of our net revenues in 1999, 55.3% of our net revenues in 1998, and 77.7% of our net revenues in 1997. If our revenues from these software products continue to decline, whether as a result of competition, technological change, price pressures or other factors and our efforts to replace these sales through the addition of new products are not successful, our business could be seriously impaired.

         Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail communication software products. We recently added Internet CommSuite to our existing line of retail software products that includes HotFaxMessageCenter, HotFax, VideoLink Mail, FAXstf, HotPage and HotFaxShare. Sales of our retail products represented approximately 31.9% of our net revenues in 1999, 24.8% of our net revenues in 1998 and 5.0% of our net revenues in 1997. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

         We May Not be Able to Develop and Maintain Relationships with Distributors and Retailers to Sell Our Retail Software Products. We rely on distributors, retailers, Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our retailers include Staples, CompUSA, Office Depot, OfficeMax and numerous Internet retail stores, among others. As a result, net revenues to Ingram Micro, a retail distributor, were 23.4% of our net revenues in 1999, 18.0% of our net revenues in 1998 and 0.0% of our net revenues in 1997. Our ability to maintain distributor and retailer relationships is largely a function of our sales volume. If we do not meet certain minimum volume requirements, we may not be able to maintain our relationships with our current distributors and retailers. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of our retailers and VARs carry product lines that are competitive with our retail software products. These retailers and VARs may not give a high priority to the marketing of our products or may not continue to carry our products. In addition, our retailers and VARs may change their inventory strategies, with little or no warning to us. In many cases, such changes in inventory strategy may not be related to end user demand. If this happens our retail sales may be adversely affected. We may not be successful in recruiting new VARs and retailers to represent us.

         Our Risk of Product Returns Will Increase as Our Retail Sales Increase. We typically allow the retailers and VARs who sell our retail software products to return our products without charge or penalty. As part of our revenue recognition policy, we calculate an allowance for product returns based on our historical experience. If retail sales of our products increase, our risk of product returns will increase. While our revenue recognition policy contemplates this risk, it is possible that returns may occur in excess of our previous experience. If this happens, we would have to revise our estimates and increase our allowances for such returns. Excessive or unanticipated returns could adversely affect our results of operations.

         Our Future Success Will Partially Depend on the Level of Market Acceptance of Our Internet Communications Products, Video Related Products and eCommerce products and services. We continue to focus significant resources on the development and introduction of Internet telephony and video communications products and services, including our currently released products: conexs.com and Internet CommSuite. Subsequent to our merger with PCS, we increased the level of resources directed at our eCommerce product group and we expect to continue to focus significant resources on the development, marketing and selling of eCommerce products and services, including our currently released products:
WebCatalog and WebCatalog Builder. Lack of market acceptance for these products or other similar products could have an adverse impact on our business. In addition, we may experience delays in or non-completion of the development of new software for these products, which could adversely affect our competitive position in these markets. Such products compete in new and rapidly changing markets and we cannot be certain that our products will receive or gain market acceptance. Our first Internet communications software product was released in September 1998. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Our initial sales of this product were made to retail channels and did not include significant orders from OEM customers. We introduced our first video communications software in 1996. Since that time, our sales volume for such product has achieved only modest growth and has not become a significant part of net revenues. Our first eCommerce software product was released in late 1995. The current version of this software product enables businesses of all sizes to create and operate online Internet storefronts and web sites. Sales of this product line have primarily been made through VARs and direct sales to businesses. Revenue from this product group has achieved modest growth and has not become a significant part of net revenues. Our Internet telephony and video communications software products compete against several competitors, including White Pine, Logitech, Intel, Microsoft and VocalTech and our eCommerce software products also compete against several competitors, including Intershop, Intel, IBM, Yahoo and others, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the Internet communications, video conferencing software markets or eCommerce software market.

         Rapid Technological Change Could Render Our Products Obsolete. The communications software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. These factors make it difficult for us to estimate the life cycles of our products. Our future success will depend upon our ability to develop and introduce new software products, including new releases, applications and enhancements, on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may experience difficulties that could delay or prevent our development, introduction and marketing of new products. If we are unable to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or technological or other reasons, our competitive positions in these markets would be adversely affected.

         Microsoft is the leading developer of operating systems for personal computers. We may not be able to successfully develop new versions of our software products that will operate on future Microsoft operating systems. Even if we are able to develop such new versions, we may not be able to do so concurrently with or prior to introductions by our competitors of communication software products for those new operating systems. Any such failure or delay could adversely affect our competitive position or lead to obsolescence of our products in the future.

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

         We Face Significant Competition from Other Companies. We operate in markets that are highly competitive and subject to rapid changes in technology. We compete with other software vendors for access to distribution channels, retail shelf space and the attention of customers. We also compete with other software companies in our efforts to acquire software technology developed by third parties. Competitive pressures could reduce our market share or require us to reduce the prices of our products.

         We Face Significant Competition from Software Vendors in the Retail Market. Our principal fax related retail products, HotFaxMessageCenter and HotFax, compete directly with Symantec's WinFax Pro. Our new Internet communications software products, Internet CommSuite and conexs.com, compete with product offerings by Microsoft, Intel, White Pine and VocalTech, among others. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

         Many of our current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft and Symantec could result in the cancellation of orders by retailers, distributors or other customers in anticipation of the introduction of such new products. In addition, some or our competitors, such as Symantec, currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.

         We believe that our ability to compete depends on elements both within and outside of our control, including:

         o  the success and timing of new product development;

         o  product performance;

         o  price;

         o  distribution; and

         o  customer support.

We cannot be certain that we will be able to compete successfully with respect to these and other factors or that the competitive pressures that we face will not adversely affect our results of operations.

         Our Future Success Will Depend on Our Ability to Develop and Introduce New Product Offerings. Our future success will depend, in significant part, on our ability to successfully develop and introduce new software products and improved versions of our existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. We cannot be certain that we will be able to develop and introduce new products on a timely basis, if at all, or that any new products that we do develop will be accepted in the market. If new products are delayed or do not achieve market acceptance, our sales and results of operations will be adversely affected. In the past, we have experienced delays in purchases of our products by customers anticipating the launch of new products by us. Accordingly, it is possible that our customers may defer material orders in the future in anticipation of new product introductions. If this happens, our results of operations may be adversely affected.

         Our Efforts to Sell Our Products in the Corporate and Government Marketplaces May Not be Successful and May Adversely Affect Our Operating Margins. In the past, we have generated our revenues almost entirely from OEM sales. We began selling to the corporate/government marketplace while building the infrastructure necessary to sell to these two customer bases in 1997. In January 1998, we acquired the network fax software technology of Mitek Systems, Inc. Through this acquisition, we acquired software that is designed to address the fax requirements of the corporate/government customer. During 1998 we developed the acquired network fax product into the currently shipping product, HotFaxShare, and we released a newly developed IP Gateway module. In September 1999, we merged with PCS, which provided us with eCommerce products for this market. Although we continue to invest resources in the research and development of products for the corporate and government markets, and in building the additional infrastructure required to market and sell products in these markets, we cannot be certain that our efforts will yield any significant sales growth. In addition, because we have had to make substantial investments to develop, market and sell products for these markets, sales of such products may not provide the operating margins historically achieved by us for OEM sales.

         Our Products May Contain Undetected Software Errors. Our software products are complex and may contain undetected errors. In the past, we have discovered software errors in certain of our products and have experienced delayed or lost revenues during the period it took to correct these errors. Although we test our products along with our current and potential OEM customers, it is possible that errors may be found in our new or existing products after we have commenced commercial shipment of those products. These undetected errors, could result in adverse publicity, loss of revenues, delay in market acceptance of our products or claims against us by customers.

         Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. Export net revenues represented 17.8% of our total net revenues in 1999, 21.5% of our total net revenues in 1998 and 23.3% of our total net revenues in 1997. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

         o   difficulties in managing distributors;

         o   difficulties in staffing and maintaining foreign operations;

         o   foreign currency exchange fluctuations;

         o   the possibility of difficulties in collecting accounts receivable;

         o   varying technical standards;

         o substantially different regulatory requirements in different jurisdictions;

         o   tariffs and trade barriers;

         o   political and economic instability;

         o reduced protection for our intellectual property rights in certain countries;

         o   potentially adverse tax consequences; and

         o burdens associated with complying with a wide variety of complex foreign laws and treaties.

         While we currently do not accept payment in foreign currencies and invoice all of our sales in U.S. dollars, we may not be able to continue this policy if we are able to grow international sales. If we begin to receive payment in foreign currencies, we are likely to be subject to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, if we are successful in growing our business outside of the United States, we may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. If this happens, our results of operations could be adversely affected.

         We Must Continue to Hire and Retain Key Personnel in an Intensely Competitive Labor Market. Our future performance depends in significant part upon the continued service of our senior management and other key technical personnel. We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products and introduce enhanced future applications. The software industry is characterized by a high level of employee mobility and an aggressive approach to the recruiting of skilled personnel. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to attract and retain key personnel, we may need to grant additional options and provide other forms of incentive compensation.

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

         We May be Unable to Adequately Protect Our Intellectual Property and Other Proprietary Rights. Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright and trademark law. However, these measures afford us only limited protection. We currently own United States trademark registrations for certain of our trademarks, but we have not yet obtained registrations for all of our trademarks in the United States or other countries. In addition, prior to becoming a publicly held entity, we did not require our employees to sign proprietary information and inventions agreements stipulating to our software ownership rights. We only recently started the patent application process for a number of technologies relating to our existing products and products under development. Furthermore, we rely primarily on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, despite the precautions we have taken to protect our intellectual property and proprietary rights, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.

         We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our fax products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our ability to market our products.

         Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of March 21, 2000, William Smith, the President, Chief Executive Officer and Chairman of the Board of the company, and Rhonda Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 61.8% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

         Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of March 21, 2000, we had 15,845,126 shares of Common Stock outstanding. Of this amount, the 9,794,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

         Our principal administrative, sales and marketing, customer support and research and development facility is located in approximately 28,500 square feet of space in Aliso Viejo, California. We have leased this facility through March 31, 2003. We also lease a facility of approximately 4,500 square feet in San Diego, California pursuant to a lease that expires April 30, 2004, a facility of approximately 3,100 square feet in Beaverton, Oregon pursuant to a lease which extends through February 28, 2005, a facility of approximately 1,900 square feet in Boulder, Colorado pursuant to a lease which extends through August 31, 2003, a facility of approximately 3,000 square feet in Lee's Summit, Missouri pursuant to a lease that expires August 31, 2004, and a facility of approximately 900 square feet in Plano, Texas, pursuant to a lease which extends through June 30, 2000. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         There were no pending legal issues at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

         Smith Micro's common stock is traded on the Nasdaq National Market under the symbol "SMSI." The high and low closing sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

                                                       High              Low
                                                     -------           -------
         YEAR ENDED DECEMBER 31, 1999:
         First Quarter                               $ 3 7/8           $ 1 7/8
         Second Quarter                                3 7/8             1 13/16
         Third Quarter                                 3                 1 1/2
         Fourth Quarter                               11 3/4               5/8

         YEAR ENDED DECEMBER 31, 1998:
         First Quarter                                 5 9/16          $ 1 9/16
         Second Quarter                                4 7/16            2 1/4
         Third Quarter                                 2 3/4             1 1/4
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
         Third Quarter                                 3 1/2             1 7/8
         Fourth Quarter                                3 7/8             1 5/8

         On March 21, 2000, the closing sale price for our common stock as reported by Nasdaq was $22.125.

HOLDERS

         As of March 21, 2000, there were 114 holders of record of our common stock.

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

         As of December 31, 1999, we had used the net proceeds from the offering as follows: $4,188,000 to repay amounts due under a promissory note issued by us to certain of our stockholders as a part of a distribution of retained earnings in connection with our prior S corporation status, $3,011,000 for our acquisition of Performance Computing Incorporated, which was consummated in March 1996, $1,091,000 for our acquisition of STF which was consummated in April 1999, $458,000 for our acquisition of technology assets from Mitek Systems, Inc., which was consummated in January 1998 and $190,000 in the acquisition of other technologies and $4,700,000 has been used for working capital requirements. We have invested the remainder of the net proceeds from the offering in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data with respect to Smith Micro's consolidated statements of operations for the years ended and consolidated balance sheets as of December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the audited Consolidated Financial Statements of Smith Micro Software, Inc. Prior year's amounts have been restated to reflect the merger with of PCS, which has been accounted for as a pooling of interests. The following information should be read in conjunction with the Consolidated Financial Statements of the company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                             1999          1998          1997          1996          1995
                                                           --------      --------      --------      --------      -------
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                               $ 10,700      $ 10,151      $ 12,229      $ 22,483      $18,172
Cost of revenues                                              2,476         2,911         3,868         6,808        5,901
                                                           --------      --------      --------      --------      -------
Gross profit                                                  8,224         7,240         8,361        15,675       12,271
Operating expenses:
   Selling and marketing                                      6,135         3,984         3,725         3,275        2,189
   Research and development                                   3,826         3,416         3,420         3,491        1,722
   General and administrative                                 3,923         3,556         4,227         3,879        2,643
   Acquired in-process research and development                                                         5,169
                                                           --------      --------      --------      --------      -------
Total operating expenses                                     13,884        10,956        11,372        15,814        6,554
                                                           --------      --------      --------      --------      -------
Operating income (loss)                                      (5,660)       (3,716)       (3,011)         (139)       5,717
Interest income, net                                            447           708           711           837          307
                                                           --------      --------      --------      --------      -------
Income (loss) before income taxes                            (5,213)       (3,008)       (2,300)          698        6,024
Income tax expense (benefit)                                    888        (1,112)         (839)        2,435          810
                                                           --------      --------      --------      --------      -------
Net income (loss)                                          $ (6,101)     $ (1,896)     $ (1,461)     $ (1,737)     $ 5,214
                                                           ========      ========      ========      ========      =======
Net income (loss) per share, basic and dilutive            $  (0.40)     $  (0.13)     $  (0.10)     $  (0.12)     $  0.38
                                                           ========      ========      ========      ========      =======

Pro forma net income(1)                                                                                            $ 3,519
                                                                                                                   =======
Pro forma net income per share, basic and dilutive(1)                                                              $  0.26
                                                                                                                   =======

Weighted average shares used in computation                  15,292        15,075        15,075        14,992       13,627
                                                           ========      ========      ========      ========      =======


                                                                                   AS OF DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                             1999          1998          1997          1996          1995
                                                           --------      --------      --------      --------      -------
Balance Sheet Data:
Total assets                                               $ 15,929      $ 20,947      $ 21,853      $ 24,158      $23,746
Total liabilities                                             2,097         2,655         1,664         2,501        3,493
Retained earnings (accumulated deficit)                      (9,223)       (3,122)       (1,226)          235        2,010
Total stockholders' equity                                   13,832        18,292        20,188        21,649       20,253

(1) Prior to the date of the initial public offering, the company was treated as an S corporation pursuant to the Internal Revenue Code. Subsequent to the effective date of the initial public offering, the company's tax status reverted to that of a C corporation. The pro forma information presented on the statement of operations data reflect a provision for income taxes in 1995 as if the company had been taxed as a C corporation for the entire year, assuming effective tax rates that would have been in effect at such time. The principal difference between the effective pro forma tax rate and the statutory federal tax rate relates to state taxes and research and development tax credits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Smith Micro Software, Inc. develops and sells eCommerce and communications software for personal and business use. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. Smith Micro's products enable personal communication through telephony, fax, multimedia email, data, paging, video security and video conferencing. Smith Micro's eCommerce software and services enable businesses to create and launch online Internet storefronts.

         Recently, we have been developing new products that leverage off our core technologies to address the consumer's use of the Internet and corporate intranets. We intend to leverage our experience and position with original equipment manufacturers, commonly known as OEMs, to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. The Company's corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranet. As a result of our recent merger with PCS, development efforts are underway to combine the technologies originating from Smith Micro and PCS to expand the functionality of our eCommerce software and services.

         We shipped our first data communication software product in 1985 and, since that time, we have generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems. In April 1999 we expanded our Macintosh division with the STF acquisition. STF develops and sells communications software, primarily fax, to the Macintosh market. Goodwill recorded in the acquisition of STF was $2,271,000 and will be amortized over seven years. Our Macintosh division is currently working to provide Internet telephony products for this market. In September 1999, we merged with PCS to provide eCommerce business solutions. In late 1995, PCS sold its first copy of the original version of WebCatalog, an Internet store development software designed for the Macintosh. PCS began selling a Windows version in early 1997 and recently released its Unix version in late 1999.

         We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 27.6% in 1999, 4.8% in 1998 and 25.7% in 1997. As a percentage of our net revenues, returns for stock rotation were 23.9% in 1999, .6% in 1998 and 14.0% in 1997.

         Although we have successfully expanded our OEM customer base during the past two years, a small number of OEM customers have historically accounted for a substantial portion of our revenues. Sales to 3Com, primarily U.S Robotics and its subsidiaries, accounted for approximately 15.2% of our net revenues in 1999, 23.3% of our net revenues in 1998 and 41.4% of our net revenues in 1997. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 26.8% in 1999, 33.0% in 1998 and 54.4% in 1997.

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

         Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. We recently began to ship the retail version of our Internet store software product, WebCatalog Builder. We have expanded into new retail outlets, particularly office supply chains such as Staples, Office Depot and Office Max and into numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 23.4% of our net revenues in 1999, 18.0% of our net revenues in 1998 and 0.0% of our net revenues in 1997. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentages of net revenues represented by each item in our statement of income.

                                                YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                          1999           1998           1997
                                         ------         ------         ------
Net revenues                             100.0%         100.0%         100.0%
Cost of revenues                          23.1%          28.7%          31.6%
                                         -----          -----          -----
Gross profit                              76.9%          71.3%          68.4%
Operating expenses:
   Selling and marketing                  57.3%          39.3%          30.4%
   Research and development               35.8%          33.7%          28.0%
   General and administrative             36.7%          35.0%          34.6%
                                         -----          -----          -----
Total operating expenses                 129.8%         108.0%          93.0%
                                         -----          -----          -----
Operating loss                           (52.9)%        (36.7)%        (24.6)%
Interest income                            4.2%           7.0%           5.8%
                                         -----          -----          -----
Income loss before income taxes          (48.7)%        (29.7)%        (18.8)%
Income tax expense (benefit)               8.3%         (11.0)%         (6.9)%
                                         -----          -----          -----
Net loss                                 (57.0)%        (18.7)%        (11.9)%
                                         =====          =====          =====

1999 COMPARED TO 1998

         Net Revenues

         Our net revenues increased 5.4% to $10.7 million for 1999 from $10.2 million for 1998. Although we experienced a 30% decline in our Windows fax product sold to modem manufacturers during 1999, our efforts to diversify our markets generated the growth in our net revenues. Contributions to this increase came from our retail, Macintosh and eCommerce products.

         Gross Profit

         Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of our duplication facilities, freight charges and royalties to licensors. Our gross profit increased 13.6% to $8.2 million in 1999 from $7.2 million in 1998. Gross profit as a percentage of net revenues increased to 76.9% in 1999 compared to 71.3% in 1998. The increase in our gross profit during 1999 was due primarily to an increased amount of OEM business derived from royalties, and the increase in retail revenue that has a higher gross margin.

         Operating Expenses

         Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses increased 54.0% to $6.1 million in 1999 from $4.0 million in 1998. As a percentage of net revenues, sales and marketing expenses increased to 57.3% in 1999 from 39.3% in 1998. The increase in our sales and marketing expenses in 1999 was primarily due to increased expenditures for our major retail products, and our expansion efforts in the eCommerce and Macintosh markets. Our merger with Pacific Coast Software in September 1999 and the acquisition of STF Technologies in April 1999 were the initial steps in our expansion within the eCommerce and Macintosh markets.

         Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our Internet technologies. Our development efforts include work on our eCommerce products, Internet telephony and videoconferencing products, including Macintosh versions, wireless products and new camera support. Research and Development expenses increased 12.0% to $3.8 million in 1999 from $3.4 million in 1998. As a percentage of net revenues, research and development expenditures increased to 35.8% in 1999 from 33.7% in 1998. The increase in costs was primarily due to the additional engineering resources acquired in the expansion of our Macintosh Division through the acquisition of STF Technologies.

         Our general and administrative expenses include expenses related to our general operations. General and administrative expenses increased 10.3% to $3.9 million in 1999 from $3.6 million in 1998. As a percentage of net revenues, general and administrative expenditures increased to 36.7% in 1999 from 35.0% in 1998. The increase in general and administrative expense was primarily the result of the amortization of goodwill related to the STF acquisition, an increased headcount for support services related to the Macintosh Division, and costs associated with the merger with PCS.

         Income Taxes

         Income tax expense was $888,000 in 1999 compared with an income tax benefit of $1.1 million in 1998. During the third quarter of 1999, we increased the valuation allowance to offset all deferred tax assets, as recent historical results of operations provide insufficient evidence that the deferred tax assets will be realized.

1998 COMPARED TO 1997

         Net Revenues

         Our net revenues decreased 17.0% to $10.2 million for 1998 from $12.2 million for 1997. This decrease in our revenue was the result of a decrease in sales to our largest OEM analog modem customers, including 3Com. The decrease in sales resulted from a combination of factors, including changes in product mix resulting from the analog modem industry's acceptance of the V.90, 56K modem standard, reduced demand for certain fax products and pricing pressures within the analog modem industry. In response to these factors, our revenues from sales to 3Com in 1998 decreased 53.4% when compared to 1997. This decrease in our revenues from analog modem manufacturers was partially offset by an increase in revenues from other OEM customers, including PC manufacturers, and increased retail revenues. During 1998, net retail revenues increased approximately 313% over 1997 net retail revenues.

         Gross Profit

         Our gross profit decreased 13.4% to $7.2 million in 1998 from $8.4 million in 1997. Gross profit as a percentage of net revenues increased to 71.3% in 1998 compared to 68.4% in 1997. The increase in our gross profit percentage was due to a shift in our product mix, our flexible manufacturing process and our improvement of controls over our manufacturing expenses. These improvements were partially offset by the translation costs of certain software products.

         Operating Expenses

         Our selling and marketing expenses increased 7.0% to $4.0 million in 1998 from $3.7 million in 1997. As a percentage of net revenues, sales and marketing expenses increased to 39.3% in 1998 from 30.4% in 1997. The increase in our sales and marketing expenses in 1998 was primarily due to increased expenditures for our major retail products, including expenditures related to the introduction of Internet CommSuite, a multi-function Internet communications software product. Expenditures for our corporate and VAR product group, primarily our LAN fax products, also increased in 1998.

         In 1998, research and development expenses remained constant at $3.4 million as compared to 1997. As a percentage of net revenues, research and development expenditures increased to 33.7% in 1998 from 28.0% in 1997. An increase in the amortization of purchased technologies, primarily for the network fax technology that we acquired in 1998, was offset by a reduction in salaries and benefits. To date, we have not capitalized any of our software development expenses because our development efforts have been completed concurrently with the establishment of technological feasibility. However, significant new products that we develop in the future may require the capitalization of certain software development expenses.

         General and administrative expenses decreased 15.9% to $3.6 million in 1998 from $4.2 million in 1997. As a percentage of net revenues, general and administrative expenditures increased to 35.0% in 1998 from 34.6% in 1997, primarily due to the decrease in our net revenues. The overall decrease was primarily due to the lower allowance for bad debt in 1998 and cost control measures that reduced most expense categories during 1998.

         Income Taxes

         During 1998, our income tax benefit was 37.0% of the loss before income taxes. Income tax benefit was $1.1 million in 1998 and $839,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operations was $3.2 million in 1999 compared to $869,000 in 1998. Net cash provided by operating activities was $127,000 in 1997. The primary use of cash in 1999 and 1998 was the Company's net loss, which in 1999 was partially offset by the non-cash increase in the valuation allowance for deferred tax assets and depreciation and amortization. The cash provided by operations in 1997 was primarily due to a decrease in accounts receivable that was offset by a net loss for the year.

         We used $1.4 million in cash in 1999, $811,000 in 1998 and $221,000 in
1997, for investing activities. Our primary use of cash for investing activities related to our acquisition of STF Technologies for $1.1 million in cash and 409,164 shares of our Common Stock, and the acquisition of technology from Mitek in 1998. We also invested in property and equipment, including computers and production equipment, during each of 1999, 1998 and 1997.

         In 1999, $502,000 was generated from the financing activities, primarily the exercise of stock options, which was offset by the repayment of a loan assumed in the acquisition of STF.

         At December 31, 1999, we had $8.7 million in cash and cash equivalents and $10.9 million of working capital. We had $3.5 million in accounts receivable, net of allowance for doubtful accounts and other adjustments. We currently anticipate that capital expenditures will not vary significantly from recent years. We anticipate that our present cash balances, together with internally generated funds, will be sufficient to meet our working capital and capital expenditure needs throughout 2000.

YEAR 2000 COMPLIANCE

         Smith Micro is aware of the issues associated with computer systems related to the year 2000. As described in previously issued filings, we had developed plans to address the possible exposures related to the impact on our computer systems and other operations. Since entering the year 2000, we have not experienced any disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers or suppliers. We will continue to monitor our critical systems over the next several months but we do not anticipate any significant impact due to Year 2000 exposures of our internal systems as well as from the activities of our suppliers and customers. Costs incurred to achieve Year 2000 readiness were charged to expense as incurred and have been insignificant.

         We currently offer software products that were designed to be Year 2000 compliant. Our software products do not utilize dates in their primary functions. We have evaluated our software products and their interaction with hardware, such as fax machines, and possible software applications, such as word processors, and believe that Year 2000 problems will not affect the functionality of our software products. However, it is possible that our products, or the hardware or software applications used by one of our customers, may contain undetected errors or defects associated with Year 2000 date functions.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Smith Micro's financial instruments include cash and cash equivalents. At December 31, 1999, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Smith Micro's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The sections titled "Executive Officers of the Company," "Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" appearing in Smith Micro's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The section titled "Executive Compensation and Related Information" appearing in Smith Micro's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section titled "Principal Stockholders" appearing in Smith Micro's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS

         Smith Micro's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                                PAGE
                                                                                ----
Independent Auditors' Report....................................................F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998....................F-2
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999...........................................F-3
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999..................................F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999...............................................F-5
Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 1999........................................F-7

            (2) FINANCIAL STATEMENT SCHEDULE

         Smith Micro's financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

                                                                                PAGE
                                                                                ----
Independent Auditors' Report....................................................S-1
Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999...........................................S-2

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

10.24         Stock Purchase Agreement dated as of           Incorporated by reference to Exhibit 2 to the
              April 9, 1999 by and among Smith Micro         Registrant's Current Report on Form 8-K filed with
              Software, Inc., STF Technologies, Inc. and     the Commission on April 23, 1999
              the Shareholders of STF Technologies, Inc.

10.25         Amendment No. 7 to Office Building Lease,      Filed Herewith
              dated November 5, 1999, by and between the
              Company and World Outreach Center.

23.1          Independent Auditors' Consent.                 Filed Herewith

27            Financial Data Schedule.                       Filed Herewith

         (b)  EXHIBITS ON FORM 8-K

         On September 16, 1999, the Company filed a Form 8-K in connection with the acquisition of Pacific Coast Software, Inc. a California corporation.

         On April 23, 1999, the Company filed a Form 8-K in connection with the acquisition of STF Technologies, Inc., Inc. a Missouri corporation. Financial statements of STF Technologies, Inc. and pro forma financial statements of the Company were not required.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMITH MICRO SOFTWARE, INC.

Date: March 29, 2000                   By: /s/ William W. Smith, Jr.
                                           -------------------------
                                           William W. Smith, Jr.
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date: March 29, 2000                   By: /s/ Richard C. Bjorkman
                                           -----------------------
                                           Richard C. Bjorkman
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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


         SIGNATURE                                  TITLE                                    DATE
         ---------                                  -----                                    ----
/s/ William W. Smith, Jr.             Chairman of the Board,                            March 29, 2000
--------------------------------      President and Chief Executive Officer
    William W. Smith, Jr.             (principal executive officer)


/s/ Rhonda L. Smith                   Vice-Chairman of the Board, Secretary,            March 29, 2000
--------------------------------      Treasurer and Director
    Rhonda L. Smith


/s/ Robert W. Scheussler              Senior Vice President, Chief Operating            March 29, 2000
--------------------------------      Officer, and Director
    Robert W. Scheussler


/s/ Richard C. Bjorkman               Vice President of Finance and Chief Financial     March 29, 2000
--------------------------------      Officer (principal financial and accounting
    Richard C. Bjorkman               officer)


/s/ David  Sperling                   Vice President, Chief Technical Officer           March 29, 2000
--------------------------------
    David Sperling


/s/ Thomas G. Campbell                Director                                          March 29, 2000
--------------------------------
    Thomas G. Campbell


/s/ David M. Stastny                  Director                                          March 29, 2000
--------------------------------
    David M. Stastny

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Smith Micro Software, Inc.:


We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, on September 3, 1999, the Company consummated a merger with Pacific Coast Software, Inc. The consolidated financial statements give retroactive effect, for all periods presented, to the merger of Smith Micro Software, Inc. and Pacific Coast Software, Inc., which has been accounted for as a pooling of interests.



DELOITTE & TOUCHE, LLP
Costa Mesa, California
February 8, 2000

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        1999             1998
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $  8,704         $ 12,732
Accounts receivable, net of allowances for
  doubtful accounts and other adjustments of
  $1,944 (1999) and $1,255 (1998)                        3,487            4,203
Income taxes receivable                                                     931
Deferred tax asset (Note 4)                                                 470
Inventories                                                502              630
Prepaid expenses and other current assets                  253              423
                                                      --------         --------
    Total current assets                                12,946           19,389

EQUIPMENT AND IMPROVEMENTS, net (Note 2)                   456              350
DEFERRED TAX ASSET (Note 4)                                                 336
OTHER ASSETS                                               215              304
INTANGIBLE ASSETS, net (Note 9)                          2,312              568
                                                      --------         --------
                                                      $ 15,929         $ 20,947
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $    747         $  1,470
Accrued liabilities (Note 3)                             1,350            1,185
                                                      --------         --------
    Total current liabilities                            2,097            2,655

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8):
Preferred stock, par value $0.001 per share;
  5,000,000 shares authorized; none issued
  and outstanding
Common stock, par value $0.001 per share;
  20,000,000 shares authorized; 15,724,000 and
  15,075,000 shares issued and outstanding                  16               15
Additional paid-in capital                              23,039           21,399
Accumulated deficit                                     (9,223)          (3,122)
                                                      --------         --------
    Total stockholders' equity                          13,832           18,292
                                                      --------         --------
                                                      $ 15,929         $ 20,947
                                                      ========         ========

See Independent Auditors' Report and notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                               1999             1998             1997
NET REVENUES (Note 6)                        $ 10,700         $ 10,151         $ 12,229

COST OF REVENUES                                2,476            2,911            3,868
                                             --------         --------         --------
GROSS PROFIT                                    8,224            7,240            8,361

OPERATING EXPENSES:
Selling and marketing                           6,135            3,984            3,725
Research and development                        3,826            3,416            3,420
General and administrative (Note 7)             3,923            3,556            4,227
                                             --------         --------         --------
  Total operating expenses                     13,884           10,956           11,372
                                             --------         --------         --------

OPERATING LOSS                                 (5,660)          (3,716)          (3,011)

INTEREST INCOME                                   447              708              711
                                             --------         --------         --------
LOSS BEFORE INCOME TAXES                       (5,213)          (3,008)          (2,300)

INCOME TAX EXPENSE (BENEFIT) (Note 4)             888           (1,112)            (839)
                                             --------         --------         --------
NET LOSS                                     $ (6,101)        $ (1,896)        $ (1,461)
                                             ========         ========         ========
NET LOSS PER SHARE, basic and diluted        $  (0.40)        $  (0.13)        $  (0.10)
                                             ========         ========         ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           15,292           15,075           15,075
                                             ========         ========         ========

See Independent Auditors' Report and notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                      RETAINED
                                              COMMON STOCK             ADDITIONAL     EARNINGS
                                         ----------------------         PAID-IN     (ACCUMULATED
                                         SHARES          AMOUNT         CAPITAL        DEFICIT)         TOTAL
                                        -------         -------        ----------   ------------       -------
BALANCE, January 1, 1997                 15,075         $    15         $21,399        $   235         $21,649

Net loss                                                                                (1,461)         (1,461)
                                         ------         -------         -------        -------         -------
BALANCE, December 31, 1997               15,075              15          21,399         (1,226)         20,188

Net loss                                                                                (1,896)         (1,896)
                                         ------         -------         -------        -------         -------
BALANCE, December 31, 1998               15,075              15          21,399         (3,122)         18,292

Issuance of common stock
  in acquisition (Note 9)                   409               1             999                          1,000

Exercise of common stock options            240                             641                            641

Net loss                                                                                (6,101)         (6,101)
                                         ------         -------         -------        -------         -------
BALANCE, December 31, 1999               15,724         $    16         $23,039        $(9,223)        $13,832
                                         ======         =======         =======        =======         =======

See Independent Auditors' Report and notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    1999            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (6,101)        $ (1,896)        $ (1,461)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       916              833              793
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                           (689)            (158)            (409)
  Deferred income taxes                                               805             (200)              82
  Change in operating accounts, net of amounts acquired:
    Accounts receivable                                             1,563             (185)           2,592
    Income taxes receivable                                           956              196             (607)
    Inventories                                                       199              (76)              12
    Prepaid expenses and other assets                                 192             (373)            (193)
    Accounts payable and accrued liabilities                       (1,015)             990             (682)
                                                                 --------         --------         --------
      Net cash (used in) provided by operating activities          (3,174)            (869)             127

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (265)            (164)            (221)
Acquisition of STF                                                 (1,091)
Acquisition of other technologies                                                     (647)
                                                                 --------         --------         --------
      Net cash used in investing activities                        (1,356)            (811)            (221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                641
Repayment of notes payable                                           (139)
                                                                 --------         --------         --------
      Net cash provided by financing activities                       502
                                                                 --------         --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (4,028)          (1,680)             (94)

CASH AND CASH EQUIVALENTS, beginning of year                       12,732           14,412           14,506
                                                                 --------         --------         --------
CASH AND CASH EQUIVALENTS, end of year                           $  8,704         $ 12,732         $ 14,412
                                                                 ========         ========         ========

See Independent Auditors' Report and notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                               1999         1998        1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid (received) during the year for income taxes       $(996)      $(1,198)      $206
                                                              =====       =======       ====

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES.

During 1999, the Company acquired a business in a transaction summarized as follows:

Fair value of assets acquired, including goodwill of $2,271          $ 2,686
Common stock issued                                                   (1,000)
Cash paid                                                             (1,091)
                                                                     -------
Liabilities assumed or created                                       $   595
                                                                     =======


See Independent Auditors' Report and notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Smith Micro Software, Inc. and subsidiaries (the
        Company) develops and markets communication software and services. The Company's communication products allow its customers to communicate through fax, telephony, video conferencing, multimedia email, video security, paging and data transmission. The Company's software products allow communication over a variety of data transmission devices that include regular telephone lines via analog modems and over the Internet and other IP protocol services (including the Local Area Networks and Wide Area Networks) via connectivity hardware including cable modems, xDSL modems, network interface devices and analog modems. A substantial portion of the Company's sales are made direct to hardware connectivity device and personal computer manufacturers under OEM agreements. The Company sells its communication products through independent distributors and retail channels. As a result of the merger with Pacific Coast Software, Inc. (PCS) (Note 9), the Company entered into the eCommerce market. The Company's eCommerce products enable websites to be created with standard HTML text and provides fully automated payment processing and order accounting.

        Basis of Presentation - The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All significant intercompany amounts have been eliminated in consolidation.

        Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. All have original maturity dates of three months or less.

        Accounts Receivable - The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and those losses have been within management's expectations. Allowances for product returns and price protection are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets.

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

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 1999.

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and translation costs which are being amortized using the straight-line method over three years. Accumulated amortization on goodwill and other intangible assets amounted to $1.4 million and $841,000 as of December 31, 1999 and 1998, respectively. The Company periodically evaluates the recoverability of goodwill based on an undiscounted operating profitability analysis related to acquired product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121.

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

        Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants which superseded SOP 91-1. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 in 1998 had no material impact on the Company's recognition of revenue.

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 1999, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

        Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 1999, a full valuation allowance was provided for all deferred tax assets.

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of all financial instruments included on its consolidated balance sheets. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        Net Loss per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of "basic" and "diluted" earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 1999, 1998 and 1997, there was no difference between net loss and comprehensive loss.

        Reclassifications and Restatements - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. In addition, all prior year amounts have been restated for the merger with PCS in September 1999, which was accounted for as a pooling of interests (Note 9).

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

2.      EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements consist of the following (in thousands):

                                                            DECEMBER 31,
                                                      -----------------------
                                                       1999            1998

Machinery and equipment                               $ 2,030         $ 1,056
Leasehold improvements                                    170             143
Office furniture and fixtures                             246             244
                                                      -------         -------
                                                        2,446           1,443

Less accumulated depreciation and amortization         (1,990)         (1,093)
                                                      -------         -------
                                                      $   456         $   350
                                                      =======         =======

3.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

                                                            DECEMBER 31,
                                                      -----------------------
                                                       1999            1998

Salaries and benefits                                 $   466         $   505
Cooperative advertising and rebates                       410             357
Royalties                                                 191              56
Manufacturers' representative commissions                  32             114
Other                                                     251             153
                                                       ------          ------
                                                       $1,350          $1,185
                                                       ======          ======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

4.      INCOME TAXES

         A summary of the income tax expense (benefit) is as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                         1999            1998           1997

Current:
  Federal                              $    19         $(1,071)        $(981)
  State                                      7              74             6
  Foreign                                   57              85            54
                                       -------         -------         -----
                                            83            (912)         (921)
Deferred:
  Federal                               (2,433)             26           202
  State                                   (297)           (226)         (120)
  Change in valuation allowance          3,535
                                       -------         -------         -----
                                           805            (200)           82
                                       -------         -------         -----
                                       $   888         $(1,112)        $(839)
                                       =======         =======         =====

        A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for taxes is as follows:


                                                    DECEMBER 31,
                                       -------------------------------------
                                         1999            1998           1997
                                       -------         -------         -----

Federal statutory rate                     (35)%           (35)%         (35)%
State tax, net of federal benefit            6              (3)           (3)
Nondeductible expense related to
  acquired intangibles                       2               3             4
Other                                       (3)             (1)           (1)
Change in valuation allowance               47               0             0
                                       -------         -------         -----
                                            17%            (36)%         (35)%
                                       =======         =======         =====

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        The major components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                            ---------------------
                                                             1999           1998
Various reserves                                           $   785         $ 564
Nondeductible accruals                                          74            74
Accrual to cash adjustment                                                   (44)
State taxes                                                      1          (153)
Prepaid expenses                                               (52)          (90)
Credit carryforwards                                           481           216
Net operating loss carryforwards                             2,172           234
Fixed Assets                                                    74             3
Other                                                            0             2
                                                           -------         -----
Subtotal                                                   $ 3,535         $ 806
Valuation Allowance                                         (3,535)            0
                                                           -------         -----
                                                           $     0         $ 806
                                                           =======         =====

          The Company has federal and state net operating loss carryforwards of approximately $5,051,000 and $5,200,000, respectively, at December 31, 1999. These federal and state net operating loss carryforwards will begin to expire in 2019 and 2002, respectively. In addition, the Company has federal and state tax credit carryforwards of approximately $368,000 and $113,000, respectively, at December 31, 1999.

          As of December 31, 1999, a valuation allowance of approximately $3,535,000 has been provided based upon the Company's assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

          Additionally, as of December 31, 1999, approximately $332,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

5.      COMMITMENTS AND CONTINGENCIES

        Leases - The Company has noncancelable operating leases for its building facilities which expire on various dates through February 28, 2005. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Year ending December 31:
          2000                                          $  678
          2001                                             727
          2002                                             736
          2003                                             340
          2004                                             127
          Thereafter                                        10
                                                        ------
                                                        $2,618
                                                        ======

        Total rent expense was $707,000, $636,000 and $552,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial condition or results of operations.

6.      SEGMENT INFORMATION

        The Company engages in business activity in only one operating segment, the development, marketing and sale of communication software for personal computers. The Company began selling software in the eCommerce market with the merger with PCS (Note 9). Sales of eCommerce software were immaterial for the periods being presented. The Company's software products are developed, sold and marketed by common departments within the Company.

        OEM product sales were 58.0%, 67.2% and 90.6% of net revenues in 1999, 1998 and 1997, respectively. Sales of retail products were 31.9%, 24.8% and 5.0% of net revenues in 1999, 1998 and 1997, respectively. Sales of other products accounted for less than 10% of net revenues in each of the three year periods.

        Sales to individual customers and their affiliates which amounted to more than 10% of the Company's net revenues in the year indicated were as follows:

                                                    DECEMBER 31,
                                        ---------------------------------
                                        1999           1998          1997

        Customer:
        1 - (OEM)                       15.2%          23.3%         41.4%
        2 - (Retail)                    23.4           18.0            --
                                        ----           ----          ----
                                        38.6%          41.3%         41.4%
                                        ====           ====          ====

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Accounts receivable from these two customers were $1,862,000 and $452,000 at December 31, 1999 and $1,886,000 and $582,000 at December
        31, 1998, respectively.

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

        The Company also has export sales representing 17.8%, 21.5% and 23.3% of its net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to customers in the Asia Pacific region were 11.7%, 15.1% and 11.1% of net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. All export sales have been denominated in U.S. dollars.

7.      PROFIT SHARING

        The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $71,000, $42,000 and $49,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Stock option activity under the Plan is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                                        NUMBER     EXERCISE
                                                       OF SHARES    PRICE
OUTSTANDING, January 1, 1997 (138,000 shares
     exercisable at weighted average
     exercise price of $7.90)                           627,000     7.85
  Granted (weighted average fair value of $2.12)        746,000     2.89
  Canceled                                             (565,000)    7.21
                                                      ---------
OUTSTANDING, December 31, 1997 (164,000 shares                      3.72
     exercisable at weighted average
     exercise price of $6.01)                           808,000     3.72
  Granted (weighted average fair value of $1.34)        507,000     1.61
  Canceled                                             (152,000)    3.38
                                                      ---------
OUTSTANDING, December 31, 1998 (382,000 shares
     exercisable at weighted average
     exercise price of $4.23)                         1,163,000     2.85
  Granted (weighted average fair value of $1.12)        373,000     1.72
  Exercised                                            (240,000)    2.67
  Canceled                                             (225,000)    2.88
                                                      ---------
OUTSTANDING, December 31, 1999                        1,071,000     2.72
                                                      =========

        Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                 OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                               -----------------------    ----------------------
                                 WEIGHTED
                                 AVERAGE      WEIGHTED                  WEIGHTED
    RANGE OF                    REMAINING      AVERAGE                  AVERAGE
    EXERCISE       NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
     PRICES      OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
$1.44 - $ 2.25     571,000        9.3           $ 1.60      130,000      $ 1.56
$2.88 - $ 3.13     404,000        7.6           $ 2.90      263,000      $ 2.90
$6.40 - $ 7.25      53,000        5.8           $ 6.85       52,000      $ 6.84
$9.07 - $14.00      43,000        5.8           $11.00       43,000      $11.00
                 ---------                                  -------
                 1,071,000        8.3           $ 2.72      488,000      $ 3.67
                 =========                                  =======

        At December 31, 1999, 414,000 shares were available for future grants under the Stock Option Plan.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. No compensation expense has been recognized in the consolidated financial statements for employee stock arrangements as all grants have been made with an exercise price equal to the fair market value of the underlying shares at the date of grant.

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

        The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from 4 to 8 years); stock volatility, 105%, 89% and 86% for grants issued in 1999, 1998 and 1997, respectively; risk-free interest rates, 5.5%, 5.2% and 5.9% in 1999, 1998 and 1997, respectively; and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(6,420,000), or $(.42) per share, in 1999, $(2,267,000), or $(.15) per share, in 1998 and $(1,692,000), or $(.11)
        per share, in 1997.

9.      ACQUISITIONS

        On September 3, 1999, Smith Micro acquired all of the outstanding capital stock of Pacific Coast Software, Inc. (the "PCS Merger") in exchange for one million shares of Smith Micro common stock. PCS is a developer and publisher of eCommerce software products and provides development and web hosting services to its customers. PCS is headquartered in San Diego, California and as a result of the PCS Merger, PCS became a wholly owned subsidiary of Smith Micro. The merger was treated as a pooling of interests for accounting purposes and the Company's historical financial statements and footnotes have been restated to reflect the combined amounts for all periods reported. Direct expenses of the transaction amounted to $187,000 and are included in general and administrative expenses.

        The following table shows the separate historical results of the Company and PCS for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997. Amounts are shown in thousands.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

                     Six Months          Years Ended December 31,
                       Ended             ------------------------
                    June 30, 1999         1998             1997
                    -------------        -------          -------
                     (unaudited)
Revenues:
  Smith Micro        $ 6,067            $ 9,547          $11,684
  PCS                    331                604              545
                     -------            -------          -------
      Total          $ 6,398            $10,151          $12,229
                     =======            =======          =======
Net income (loss):
  Smith Micro        $(1,376)           $(1,998)         $(1,587)
  PCS                    (42)               102              126
                     -------            -------          -------
     Total           $(1,418)           $(1,896)         $(1,461)
                     =======            =======          =======


        On April 9, 1999, Smith Micro acquired all of the outstanding capital stock of STF Technologies, Inc. (the "STF Acquisition") in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF was headquartered in Concordia, Missouri and, as a result of the STF Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a purchase and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 7 years.

        Unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 would have been as follows had the STF Acquisition occurred as of January 1, of each year (in thousands, except per share data):

                                                                   For the Years
                                                                 Ended December 31,
                                                             -------------------------
                                                               1999              1998
                                                             -------           -------
Pro forma net revenues                                       $11,077           $12,615
                                                             =======           =======
Pro forma net loss                                           $(6,360)          $(2,235)
                                                             =======           =======
Pro forma net loss per share, basic and diluted              $ (0.42)          $ (0.14)
                                                             =======           =======
Pro forma weighted average number of shares outstanding       15,292            15,484
                                                             =======           =======

        Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1 of each year. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 for the period ended December 31, 1999 and $324,000 for the period ended December 31, 1998.

        In January 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash. The fax software acquired provides fax functionality over Local Area Networks, the Internet and intranets.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

          To the Stockholders of
            Smith Micro Software, Inc.:

          We have audited the consolidated financial statements of Smith Micro Software, Inc. and subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 8, 2000, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.



          DELOITTE & TOUCHE, LLP
          Costa Mesa, California
          February 8, 2000

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                         ADDITIONS
                                         BALANCE AT      CHARGED TO                       BALANCE AT
                                        BEGINNING OF     COSTS AND                          END OF
                                          PERIOD         EXPENSES       DEDUCTIONS          PERIOD
Allowance for doubtful accounts and
  other adjustments(1):
  1999                                    $1,255          $1,723          $(1,034)          $1,944
  1998                                     1,413           2,227           (2,385)           1,255
  1997                                     1,822           2,335           (2,744)           1,413

------------------
(1) Other adjustments relate principally to sales returns.

                                 EXHIBIT INDEX

Exhibit
  No.                    Description
-------                  -----------
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


Exhibit
  No.                        Description
-------                      -----------
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

10.24         Stock Purchase Agreement dated as of           Incorporated by reference to Exhibit 2 to the
              April 9, 1999 by and among Smith Micro         Registrant's Current Report on Form 8-K filed with
              Software, Inc., STF Technologies, Inc. and     the Commission on April 23, 1999
              the Shareholders of STF Technologies, Inc.

10.25         Amendment No. 7 to Office Building Lease,      Filed Herewith
              dated November 5, 1999, by and between the
              Company and World Outreach Center.

23.1          Independent Auditors' Consent.                 Filed Herewith

27            Financial Data Schedule.                       Filed Herewith