Form 10-Q
period 2000-03-31
SMITH MICRO SOFTWARE INC
filed 2000-05-12
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 YES  X  NO
                                     ---     ---

         As of April 30, 2000, there were 15,849,317 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
           and December 31, 1999                                               3

         Unaudited Consolidated Statements of Operations For The
           Three Months Ended March 31, 2000 and March 31, 1999 (Restated)     4

         Unaudited Consolidated Statements of Cash Flows For The
           Three Months Ended March 31, 2000 and March 31, 1999 (Restated)     5

         Notes To Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20
Item 2.  Changes In Securities and Use of Proceeds                            20
Item 3.  Defaults Upon Senior Securities                                      20
Item 4.  Submission of Matters To A Vote Of Security Holders                  20
Item 5.  Other Information                                                    20
Item 6.  Exhibits and Reports On Form 8-K                                     21

Signatures                                                                    23

                           FORWARD LOOKING STATEMENTS

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 13 OF THIS QUARTERLY REPORT, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS QUARTERLY REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $ 8,653        $ 8,704
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $2,044 (2000) and $1,944 (1999)        3,835          3,487
Inventories, net                                                    372            502
Prepaid expenses and other current assets                           222            253
                                                                -------        -------
     Total current assets                                        13,082         12,946
EQUIPMENT AND IMPROVEMENTS, net                                     452            456
OTHER ASSETS                                                        177            215
INTANGIBLE ASSETS, net                                            2,177          2,312
                                                                -------        -------
                                                                $15,888        $15,929
                                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                $   945        $   747
Accrued liabilities                                               1,445          1,350
                                                                -------        -------
     Total current liabilities                                    2,390          2,097

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000
  shares authorized, none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares
  authorized; 15,848,000 and 15,724,000 shares issued and
  outstanding                                                        16             16
Additional paid-in capital                                       23,364         23,039
Accumulated deficit                                              (9,882)        (9,223)
                                                                -------        -------
     Total stockholders' equity                                  13,498         13,832
                                                                -------        -------
                                                                $15,888        $15,929
                                                                =======        =======

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                               2000        1999
                                                              ------    ----------
                                                                        (RESTATED)
NET REVENUES                                                  $3,074     $ 3,036
COST OF REVENUES                                                 613         729
                                                              ------     -------
GROSS PROFIT                                                   2,461       2,307

OPERATING EXPENSES:
Selling and marketing                                          1,379       1,618
Research and development                                         937         936
General and administrative                                       877         918
                                                              ------     -------
Total operating expenses                                       3,193       3,472
                                                              ------     -------
OPERATING LOSS                                                  (732)     (1,165)
INTEREST INCOME                                                  112         134
                                                              ------     -------
LOSS BEFORE INCOME TAXES                                        (620)     (1,031)
INCOME TAX EXPENSE (BENEFIT)                                      39        (356)
                                                              ------     -------
NET LOSS                                                      $ (659)    $  (675)
                                                              ======     =======
NET LOSS PER SHARE, basic and diluted                         $(0.04)    $ (0.04)
                                                              ======     =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 15,759      15,075
                                                              ======     =======

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                               2000        1999
                                                              ------    ----------
                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (659)    $  (675)
Adjustments to reconcile net loss to net cash used in
 operating activities, net of the effects of the
 acquisition:
  Depreciation and amortization                                  241         215
  Provision for doubtful accounts and other adjustments to
   accounts receivable                                           100         460
Change in operating accounts, net of the effects of the
 acquisition:
  Accounts receivable                                           (448)       (851)
  Income taxes receivable                                                   (371)
  Inventories                                                    130         161
  Prepaid expenses and other assets                               31
  Accounts payable and accrued liabilities                       293        (272)
                                                              ------     -------
     Net cash used in operating activities                      (312)     (1,333)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (64)        (42)
                                                              ------     -------
     Net cash used in investing activities                       (64)        (42)
                                                              ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                      325
                                                              ------     -------
     Net cash provided by financing activities                   325
                                                              ------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (51)     (1,375)
CASH AND CASH EQUIVALENTS, beginning of period                 8,704      12,732
                                                              ------     -------
CASH AND CASH EQUIVALENTS, end of period                      $8,653     $11,357
                                                              ======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes                         $   39     $  (996)
                                                              ======     =======

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission regulations and accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly-owned subsidiaries. On September 3, 1999, the Company acquired Dolphin-Safe Software, Inc., a California corporation, dba Pacific Coast Software ("PCS"), which develops software and provides consulting and web hosting services that enable eCommerce. This merger has been accounted for as a pooling of interests and all prior periods' financial statements have been restated to reflect the historical financial statements of PCS. On April 9, 1999, the Company acquired STF Technologies, Inc. ("STF"), a Missouri corporation that develops communications software for Macintosh computers. This acquisition has been accounted for as a purchase and the periods presented in the financial statements include STF's operations from the date of acquisition. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ended December 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1999 as footnotes and certain financial presentations are condensed or omitted from accounting principles generally accepted in the United States of America presentation requirements, pursuant to the SEC rules and regulations.

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

         Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2000.

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

         Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2000, software has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 1999 a full valuation allowance was provided for all deferred tax assets.

         Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates that approximate current market rates, or (3) the overall immateriality of the amounts.

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

         Net Loss Per Share - Net loss per share is presented as "basic" and "diluted" earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented.

         Segment Information - During the three months ended March 31, 2000, we restructured our reporting format to report revenues from three operating units as well as revenues from "Sunset" products. Sunset products are our analog modem products sold to OEM modem manufactures and have been in constant decline over the past two years. The reporting operating units are the Internet Solutions Division, the Macintosh Division and the Wireless and Broadband Division. Revenues reported in the Wireless and Broadband division also contain product sales of our analog retail upgrade products, which we will continue to pursue. Our retail products are sold through a sales staff located at our corporate office. As these sales tend to be to major distribution warehouses, this group is responsible for selling all of our retail products, which cover all three divisions. We allocate the total of these sales back to each division based on which division created the product. Retail product sales as a percentage of our total revenues represented 29% in the first quarter of 2000 compared with 34% in the first quarter of 1999. The following table shows a comparison of the revenues generated by each division:

                                    Q1 2000            Q1 1999
                                  ----------         ----------
Division

Internet Solutions                $  802,000         $  170,000
Macintosh Products                   949,000             50,000
Wireless & Broadband               1,055,000          1,946,000
Sunset Products                      268,000            870,000
                                  ----------         ----------
Total Revenues                    $3,074,000         $3,036,000
                                  ==========         ==========

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

         Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three month periods ended March 31, 2000 and 1999, there was no difference between net loss, as reported, and comprehensive loss.

         Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  ACQUISITIONS

         On September 3, 1999, Smith Micro acquired all of the outstanding capital stock of PCS (the "PCS Merger") in exchange for one million shares of Smith Micro common stock. PCS is a developer and publisher of eCommerce software products and provides development and web hosting services to its customers. PCS is headquartered in San Diego, California and as a result of the PCS Merger, PCS became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a pooling of interests for accounting purposes and the Company's historical financial statements and footnotes have been restated to reflect the combined results for all periods reported. Direct expenses of the transaction amounted to $187,000 and were included in general and administrative expenses in the third quarter of 1999.

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

         Unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 would have been as follows had the STF Acquisition occurred as of January 1, 1999 (in thousands, except per share data):

                                                           For the Three Months
                                                           Ended March 31, 1999
                                                           --------------------

         Pro forma net revenues                                  $ 3,413
                                                                 =======
         Pro forma net loss                                      $  (934)
                                                                 =======
         Pro forma net loss per share, basic and diluted         $ (0.06)
                                                                 =======
         Pro forma weighted average number of shares
           outstanding                                            15,484
                                                                 =======

         Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1, 1999. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 for the pro forma period ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Recently, we have been developing new products that leverage off our core technologies to address the consumer's use of the Internet and corporate intranets. We introduced QuickLink Mobil 2000 during the first quarter of 2000. This product allows digital cellular telephones to act as a wireless connectivity device to connect PC's to the Internet, corporate data centers or any other dial up connection. We intend to leverage our experience and position with original equipment manufacturers, commonly known as OEMs, to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. The Company's products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate, local and wide area networks, including the Internet or intranet. As a result of our merger with PCS in September of 1999, we have developed methods to combine the technologies originating from both Smith Micro and PCS to expand the functionality of our eCommerce software and services.

         We shipped our first data communication software product in 1985 and, through the end of 1999, we had generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We continue to generate revenues from OEM sources; however, we have augmented this revenue with sales from the retail channel and consultative sales from our eCommerce business. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems. In April 1999 we expanded our Macintosh division with the STF acquisition. STF develops and sells communications software, primarily fax, to the Macintosh market. Goodwill recorded in the acquisition of STF was $2,271,000 and will be amortized over seven years. Our Macintosh division is currently working to provide Internet telephony products for this market. In September 1999, we merged with PCS to provide eCommerce business solutions. In late 1995, PCS sold its first copy of the original version of WebCatalog, an Internet store development software designed for the Macintosh. PCS began selling a Windows version in early 1997 and recently released its Unix version in late 1999. In the first quarter of 2000 we introduced Wireless Web DNA. This product allows websites to be accessed both by traditional PC based web browsers and by newly created micro browsers located on digital cell phones.

         We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM and retail products for the wireless and broadband market and eCommerce products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 23.7% in the three months ended March 31, 2000, 27.6% for the year ended December 31,1999 and 4.8% for the year ended December 31, 1998. As a percentage of our net revenues, returns for stock rotation were 18.0% in the three months ended March 31, 2000, 23.9% for the year 1999 and 0.6% for the year 1998.

         Although we have successfully expanded our OEM customer base during the past two years, a small number of OEM customers have historically accounted for a substantial portion of our revenues. Sales to 3Com, primarily U.S Robotics and its subsidiaries, accounted for the largest portion of this revenue source and it has been substantially reduced from the preceding two years. Approximately 6.6% of our revenues came from 3Com in the three months ended March 31, 2000, compared with 15.2% of our net revenues for the year 1999 and 23.3% of our net revenues for the year 1998. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 23.8% in the three months ended March 31, 2000, 26.8% for the year 1999 and 33.0% for the year 1998.

         The OEM product ordering cycle beginning from placement of an order to shipment is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. We generally ship our products as we receive orders and, accordingly, we have historically operated with little backlog. With the growth in our eCommerce business, we have begun to develop a backlog of consulting projects. This backlog is only representative of sales from the eCommerce business and is not representative of our total company. The backlog for eCommerce products at the end of the first quarter of 2000 was $257,000. We do not consider backlog to be a significant indication of future performance in the other areas of our business. As a result, our sales of non-consultative products in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, we generally do not produce software in advance of orders and, therefore, have not maintained a material amount of software inventory

         Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. We recently began to ship the retail version of our Internet store software product, WebCatalog Builder. We have expanded into new retail outlets, particularly office supply chains such as Staples, Office Depot and Office Max and into numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 15.2% of our net revenues in the three months ended March 31, 2000, 23.4% of our net revenues in the year 1999 and 18.0% of our net revenues in the year 1998. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and related notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Historical results of operations, percentage relationships and any trends that may be inferred from the discussion below are not necessarily indicative of our operating results for any future period.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of net revenues represented by each item in the Company's consolidated statements of operations.

                                                      For The Three Months
                                                         Ended March 31,
                                                      --------------------
                                                       2000          1999
                                                      ------        ------
         Net revenues                                 100.0%        100.0%
         Cost of revenues                              19.9%         24.0%
                                                      -----         -----
         Gross profit                                  80.1%         76.0%

         Operating expenses:
           Selling and marketing                       44.9%         53.3%
           Research and development                    30.5%         30.8%
           General and administrative                  28.5%         30.3%
                                                      -----         -----
         Total operating expenses                     103.9%        114.4%
                                                      -----         -----
         Operating loss                               -23.8%        -38.4%
                                                      -----         -----
         Interest income                                3.6%          4.4%
                                                      -----         -----
         Loss before income taxes                     -20.2%        -34.0%
         Income tax expense (benefit)                   1.3%        -11.8%
                                                      -----         -----
         Net loss                                     -21.5%        -22.2%
                                                      =====         =====

Net Revenues

         Our net revenues increased 1.3% to $3.1 million in the three months ended March 31, 2000 from $3.0 million in the three months ended March 31, 1999. During this quarter, we restructured our reporting format to report revenues from three operating units as well as revenues from Sunset products. Sunset products are our analog modem products sold to OEM modem manufactures and have been in constant decline over the past two years. The reporting operating units are the Internet Solutions Division, the Macintosh Division and the Wireless and Broadband Division. Revenues reported in the Wireless and Broadband division also contain product sales of our analog retail upgrade products, which we will continue to pursue. Our retail products are sold through a sales staff located at our corporate office. As these sales tend to be to major distribution warehouses, this group is responsible for selling all of our retail products, which cover all three divisions. We allocate the total of these sales back to each division based on which division created the product. Retail product sales as a percentage of our total revenues represented 29% in the first quarter of 2000 compared with 34% in the first quarter of 1999. The following table shows a comparison of the revenues generated by each division:

                                             Q1 2000            Q1 1999
                                           ----------         ----------
         Division

         Internet Solutions                $  802,000         $  170,000
         Macintosh Products                   949,000             50,000
         Wireless & Broadband               1,055,000          1,946,000
         Sunset Products                      268,000            870,000
                                           ----------         ----------
         Total Revenues                    $3,074,000         $3,036,000
                                           ==========         ==========

         Although total net revenues in both the 2000 and 1999 periods is relatively constant, as our Sunset products continue to decline, we have offset this decline with increases in our new divisions in their targeted markets. The internet solutions division is the result of the merger of PCS in September of 1999, which was accounted for as a pooling of interests. The net revenues for the first quarter of 1999 reflect PCS's sales in that period before we had acquired them and infused our capital and resources into this division. The Macintosh division was the result of the purchase of STF in April of 1999. Our company did a limited amount of business in this market prior to the acquisition of STF. The major change in the Wireless and Broadband division is the result of the initial shipments of two of our retail products, Internet CommSuite and HotFax MessageCenter, which occurred in the first quarter of 1999.

Gross Profit

         Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, engineering labor costs related to consulting revenues, freight charges and royalties paid to licensors. Gross profit increased 6.7% to $2.5 million in the three months ended March 31, 2000 from $2.3 million in the three months ended March 31, 1999. Areas contributing to this margin improvement include an increased mix of royalty revenue and retail products, which often enjoy higher profit margins than OEM product sales. However, as our business mix continues to shift during the year to a greater proportion of revenue being supplied by the Internet Solutions Division, we anticipate that margin percentages may retreat from this level, as the impact of consulting related revenue could lower our overall gross margin percentages as consulting engineering labor costs will be an increasing cost component in our calculation of gross margin.

Selling and Marketing Expenses

         Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows, new product introductions and retail promotion programs. Our selling and marketing expenses decreased 14.8% to $1.4 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999. The decrease in selling and marketing expenses is primarily due to promotional campaigns in the retail channel for our fax and Internet communications products that took place during the first quarter of 1999 and were not recurring in the current year. The decreases in promotional expenses were partially offset by increases in employee related expenses due to the acquisition of STF, which took place in April of 1999. As a percent of net revenues, selling and marketing expenses decreased to 44.9% in the three months ended March 31, 2000 from 53.3% in the three months ended March 31, 1999.

Research and Development Expenses

         Our research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities, and the amortization of acquired technology assets. Our research and development expenses remained relatively unchanged at $900,000 when comparing the first quarter of 2000 to the same quarter last year. We did increase our personnel costs, however, this increase was offset by reductions in contract programming and purchased technologies. As a percentage of net revenues, research and development expenses decreased to 30.5% in the three months ended March 31, 2000 from 30.8% in the three months ended March 31, 1999.

General and Administrative Expenses

         Our general and administrative expenses represent operating expenses that are not included as costs of sales, selling and marketing or research and development. Our general and administrative expenses decreased 4.5% to $877,000 in the three months ended March 31, 2000 from $918,000 in the three months ended March 31, 1999. General and administrative expenses decreased primarily as the result of reductions in employee related expenses. The effects of these reductions were counteracted by the amortization of goodwill associated with the STF acquisition and an increase in bad debt expense. As a percent of net revenues, general and administrative expenses decreased to 28.5% in the three months ended March 31, 2000 from 30.2% in the three months ended March 31, 1999.

Income Taxes

         Income tax expense was $39,000 for the three months ended March 31, 2000 compared with an income tax benefit of $356,000 for the three months ended March 31, 1999. The tax benefit in the first quarter of 1999 primarily related to net operating loss carryforwards recorded as deferred tax assets. During the third quarter of 1999, we increased the valuation allowance to offset all deferred tax assets. This decision was reached last year when it was determined that the recent historical results of operations provided insufficient evidence that the deferred tax assets would be realized. The current period tax expense of $39,000 relates to taxes on foreign income.

Liquidity and Capital Resources

         Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $312,000 in the three months ended March 31, 2000 compared to $1.3 million in the three months March 31, 1999. The primary operating use of cash during the both periods was the Company's net loss. In 2000 the operating loss was partially offset by the non-cash increase in the provision for doubtful accounts and depreciation and amortization.

         During the three months ended March 31, 2000, the Company used $64,000 in investing activities. On April 9, 1999, we used $1.1 million in cash and 409,164 shares of our Common Stock to acquire all of the outstanding capital stock of STF Technologies, Inc. (STF). STF, headquartered in Concordia, Missouri, is a developer and publisher of fax and communications software products for the Apple Macintosh computer.

         At March 31, 2000, the Company had $8.7 million in cash and cash equivalents and $10.7 million of working capital. The Company had $3.8 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments, and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

         Because We Currently Operate With Little Backlog, Our Revenues in Each Quarter are Substantially Dependent on Orders Booked and Shipped in that Quarter. We currently have backlog orders only in our Internet Solutions division for our consultative sales and we only began building this backlog during the first quarter of 2000. In our other divisions, we operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers' actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. If orders in the first month or two of a quarter fall short of expectations, it is likely that we will not meet our revenue targets for that quarter. If this happens, our quarterly operating results would be adversely affected.

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

         We have Depended Upon a Small Number of OEM Customers. Sales to our three largest OEM customers accounted for approximately 23.8% of our net revenues in the three months ended March 31, 2000, 26.8% of our net revenues for the year 1999 and 33.0% of our net revenues for the year 1998. Although we have begun to diversify our product lines, we expect that we will continue to be dependent upon orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers are obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities in any quarter would have an adverse effect on our results of operations. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.

         Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products. Sales of our QuickLink related products represented approximately 23.3% of our net revenues in the three months ended March 31, 2000, 37.1% of our net revenues for the year 1999 and 55.3% of our net revenues for the year 1998. We have continued to diversify our product offerings and have less of a dependency on these products. However, as our revenues from these software products continue to decline, whether as a result of competition, technological change, price pressures or other factors and our efforts to replace these sales through the addition of new products are not successful, our business could be seriously impaired.

         Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail software products. We recently added WebCatalog Builder to our existing line of retail software products that includes Internet CommSuite, HotFaxMessageCenter, HotFax, VideoLink Mail, FAXstf, HotPage and HotFaxShare. Sales of our retail products represented approximately 28.5% of our net revenues in the three months ended March 31, 2000, 31.9% of our net revenues for the year 1999 and 24.8% of our net revenues for the year 1998. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

         We May Not be Able to Develop and Maintain Relationships with Distributors and Retailers to Sell Our Retail Software Products. We rely on distributors, retailers, Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our retailers include Staples, CompUSA, Office Depot, OfficeMax and numerous Internet retail stores, among others. As a result, net revenues to Ingram Micro, a retail distributor, were 15.2% of our net revenues in the three months ended March 31, 2000, 23.4% of our net revenues for the year 1999 and 18.0% of our net revenues for the year 1998. Our ability to maintain distributor and retailer relationships is largely a function of our sales volume. If we do not meet certain minimum volume requirements, we may not be able to maintain our relationships with our current distributors and retailers. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of our retailers and VARs carry product lines that are competitive with our retail software products. These retailers and VARs may not give a high priority to the marketing of our products or may not continue to carry our products. In addition, our retailers and VARs may change their inventory strategies, with little or no warning to us. In many cases, such changes in inventory strategy may not be related to end user demand. If this happens our retail sales may be adversely affected. We may not be successful in recruiting new VARs and retailers to represent us.

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

         Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. Export net revenues represented 16.0% of our net revenues in the three months ended March 31, 2000, 17.8% of our net revenues for the year 1999 and 21.5% of our net revenues for the year 1998. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

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

         We Must Continue to Hire and Retain Key Personnel in an Intensely Competitive Labor Market. Our future performance depends in significant part upon the continued service of our senior management and other key technical personnel. We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products and introduce enhanced future applications. A high level of employee mobility and an aggressive approach to the recruiting of skilled personnel characterize the software industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to attract and retain key personnel, we may need to grant additional options and provide other forms of incentive compensation.

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

         Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of April 30, 2000, William Smith, the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 61.8% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

         Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of April 30, 2000, we had 15,845,126 shares of Common Stock outstanding. Of this amount, the 9,794,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Smith Micro's financial instruments include cash and cash equivalents. At March 31, 2000, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2000.

         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal issues at this time.

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

         Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $1,091,000 was used in the acquisition of STF which was consummated in April 1999, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. in January 1998, $190,000 was used in the acquisition of other technologies, $4,200,000 has been used for working capital requirements and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS


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

10.4          Form of 1995 Stock Option Agreement under      Incorporated by reference to Exhibit 10.4 to the
              1995 Stock Option/Stock Issuance Plan.         Registrant's Registration Statement No. 33-95096

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

10.22         Amendment No. 6 to Office Building             Incorporated by reference to Exhibit 10.22 to the

Exhibit
  No.                       Title                                           Method of Filing
-------                     -----                                           ----------------

              Lease, dated February 19, 1998, by and         Registrant's Annual Report on Form 10-K for the
              between the Company and World Outreach         fiscal year ended December 31, 1997
              Center.

10.23         Software licensing and Distribution            Incorporated by reference to Exhibit 10.23 to the
              Agreement dated December 1, 1998, by and       Registrant's Annual Report on Form 10-K for the
              between the Company and 3Com Corporation       fiscal year ended December 31, 1998

10.24         Stock Purchase Agreement dated as of April     Incorporated by reference to Exhibit 2 to the
              9, 1999 by and among Smith Micro Software,     Registrant's Current Report on Form 8-K filed with
              Inc. STF Technologies, Inc. and the            the Commission on April 23, 1999
              Shareholders of STF Technologies, Inc.

10.25         Amendment No. 7 to Office Building Lease,      Incorporated by reference to Exhibit 10.25 to the
              dated November 5, 1999, by and between the     Registrant's Annual Report on Form 10-K for the
              Company and World Outreach Center.             fiscal year ended December 31, 1999

27            Financial Data Schedule.                       Filed Herewith

         (B)  REPORTS ON FORM 8-K

              None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMITH MICRO SOFTWARE, INC.

May 11, 2000                            By /s/ WILLIAM W. SMITH, JR.
                                           -------------------------------------
                                           William W. Smith, Jr.
                                           Chairman of the Board, President and
                                           Chief  Executive Officer
                                           (Principal Executive Officer)

May 11, 2000                            By /s/ RICHARD C. BJORKMAN
                                           -------------------------------------
                                           Richard C. Bjorkman
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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


Exhibit
  No.                       Title                                           Method of Filing
-------                     -----                                           ----------------

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

10.24         Stock Purchase Agreement dated as of April     Incorporated by reference to Exhibit 2 to the
              9, 1999 by and among Smith Micro Software,     Registrant's Current Report on Form 8-K filed with
              Inc. STF Technologies, Inc. and the            the Commission on April 23, 1999
              Shareholders of STF Technologies, Inc.

10.25         Amendment No. 7 to Office Building Lease,      Incorporated by reference to Exhibit 10.25 to the
              dated November 5, 1999, by and between the     Registrant's Annual Report on Form 10-K for the
              Company and World Outreach Center.             fiscal year ended December 31, 1999

27            Financial Data Schedule.                       Filed Herewith