Form 10-Q
period 2000-06-30
SMITH MICRO SOFTWARE INC
filed 2000-08-14
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                                 YES (X) NO ( )

         As of July 31, 2000, there were 16,011,481 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999           3

           Unaudited Consolidated Statements of Operations For The Three and Six Months Ended
            June 30, 2000 and June 30, 1999 (Restated)                                                 4

           Unaudited Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2000
           and June 30, 1999 (Restated)                                                                5

           Notes To Unaudited Consolidated Financial Statements                                        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations      11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 21

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          22
Item 2.    Changes In Securities and Use of Proceeds                                                  22
Item 3.    Defaults Upon Senior Securities                                                            22
Item 4.    Submission of Matters To A Vote Of Security Holders                                        22
Item 5.    Other Information                                                                          23
Item 6.    Exhibits and Reports On Form 8-K                                                           24

Signatures                                                                                            27

                           FORWARD LOOKING STATEMENTS

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 15 OF THIS QUARTERLY REPORT, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS QUARTERLY REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                               June 30,       December 31,
                                                                                 2000             1999
                                                                               --------       ------------
                                                                             (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                      $  8,320         $  8,704
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,762 (2000) and $1,944 (1999)                        4,301            3,487
Inventories, net                                                                    289              502
Prepaid expenses and other current assets                                           227              253
                                                                               --------         --------

    Total current assets                                                         13,137           12,946

EQUIPMENT AND IMPROVEMENTS, net                                                     455              456
OTHER ASSETS                                                                        171              215
INTANGIBLE ASSETS, net                                                            2,051            2,312
                                                                               --------         --------
                                                                               $ 15,814         $ 15,929
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $  1,009         $    747
Accrued liabilities                                                               1,566            1,350
                                                                               --------         --------

    Total current liabilities                                                     2,575            2,097

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 20,000,000 shares authorized;
  16,011,000 and 15,724,000 shares issued and outstanding
  at June 30, 2000 and December 31, 1999, respectively                               16               16
Additional paid-in capital                                                       23,737           23,039
Accumulated deficit                                                             (10,514)          (9,223)
                                                                               --------         --------

    Total stockholders' equity                                                   13,239           13,832
                                                                               --------         --------

                                                                               $ 15,814         $ 15,929
                                                                               ========         ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                For the Three Months               For the Six Months
                                                   Ended June 30,                    Ended June 30,
                                               2000             1999             2000             1999
                                             --------         --------         --------         --------
                                                             (restated)                        (restated)
NET REVENUES                                 $  3,222         $  3,362         $  6,296         $  6,398

COST OF REVENUES                                  557              583            1,170            1,316
                                             --------         --------         --------         --------

GROSS PROFIT                                    2,665            2,779            5,126            5,082

OPERATING EXPENSES:
Selling and marketing                           1,462            1,643            2,841            3,261
Research and development                        1,004              993            1,941            1,929
General and administrative                        940              991            1,817            1,907
                                             --------         --------         --------         --------

  Total operating expenses                      3,406            3,627            6,599            7,097
                                             --------         --------         --------         --------

OPERATING LOSS                                   (741)            (848)          (1,473)          (2,015)

INTEREST INCOME, NET                              115              105              227              239
                                             --------         --------         --------         --------

LOSS BEFORE INCOME TAXES                         (626)            (743)          (1,246)          (1,776)

INCOME TAX EXPENSE (BENEFIT)                        6                                45             (356)
                                             --------         --------         --------         --------

NET LOSS                                     $   (632)        $   (743)        $ (1,291)        $ (1,420)
                                             ========         ========         ========         ========

NET LOSS PER SHARE, basic and diluted        $  (0.04)        $  (0.05)        $  (0.08)        $  (0.09)
                                             ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                            15,895           15,462           15,828           15,268
                                             ========         ========         ========         ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                For The Six Months
                                                                                   Ended June 30,
                                                                               2000             1999
                                                                              -------         --------
                                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(1,291)        $ (1,418)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of the effects of the acquisition:
  Depreciation and amortization                                                   469            1,065
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                                       (182)           1,485
  Change in operating accounts, net of the effects of the acquisition:
    Accounts receivable                                                          (632)          (2,479)
    Income taxes receivable                                                                        115
    Inventories                                                                   213              189
    Prepaid expenses and other assets                                              (8)              29
    Accounts payable and accrued liabilities                                      478             (188)
                                                                              -------         --------

      Net cash used in operating activities                                      (953)          (1,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of STF Technologies, Inc.                                                            (1,091)
Capital expenditures                                                             (129)            (766)
                                                                              -------         --------

      Net cash used in investing activities                                      (129)          (1,857)
                                                                              -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line of credit                                                                  (139)
Proceeds from the exercise of stock options                                       698               58
                                                                              -------         --------

      Net cash provided by financing activities                                   698              (81)
                                                                              -------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (384)          (3,140)

CASH AND CASH EQUIVALENTS, beginning of period                                  8,704           12,732
                                                                              -------         --------

CASH AND CASH EQUIVALENTS, end of period                                      $ 8,320         $  9,592
                                                                              =======         ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)


                                                                     For The Six Months
                                                                       Ended June 30,
                                                                    2000          1999
                                                                   -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) for income taxes                              $    45       $ (523)
                                                                   =======       =======

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Detail of business acquired in purchase transaction:
Fair value of assets acquired, including goodwill of $2,271                      $ 2,686
Common stock issued in acquisition                                                (1,000)
Cash paid for acquisition                                                         (1,091)
                                                                                 -------

Liabilities assumed or created                                                   $   595
                                                                                 =======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission ("SEC") regulations and accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly-owned subsidiaries. On September 3, 1999, the Company acquired Dolphin-Safe Software, Inc., a California corporation, dba Pacific Coast Software ("PCS"), which develops software and provides consulting and web hosting services that enable eCommerce. This merger has been accounted for as a pooling of interests and all prior periods' financial statements have been restated to reflect the historical financial statements of PCS. On April 9, 1999, the Company acquired STF Technologies, Inc. ("STF"), a Missouri corporation that develops communications software for Macintosh computers. This acquisition has been accounted for as a purchase and the periods presented in the financial statements include STF's operations from the date of acquisition. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ended December 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1999 as footnotes and certain financial presentations are condensed or omitted from accounting principles generally accepted in the United States of America presentation requirements, pursuant to the SEC rules and regulations.

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

         Equipment and Improvements - Equipment and Improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

         Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at June 30, 2000.

         Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the fair value of net assets acquired and is amortized over seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and translation costs, all of which are being amortized using the straight-line method over three to seven years. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121.

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

         Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2000, software has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2000 a full valuation allowance was provided for all deferred tax assets.

         Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates that approximate current market rates, or (3) the overall immateriality of the amounts.

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

         Segment Information - During the six months ended June 30, 2000, the Company restructured its reporting format to report revenues from three operating units as well as revenues from "Sunset" products. Sunset products are analog modem products sold to OEM modem manufactures and have been in constant decline over the past two years. The reporting operating units are the Internet Solutions Division, the Macintosh Division and the Wireless and Broadband Division. Revenues reported in the Wireless and Broadband division also contain product sales of our analog retail upgrade products, which the Company will continue to pursue. The Company's retail products are sold through a sales staff located at its corporate office. As these sales tend to be to major distribution warehouses, this group is responsible for selling all of the Company's retail products, which cover all three divisions. The Company allocates the total of these sales back to each division based on which division created the product. Retail product sales as a percentage of our total revenues represented 24% in the first half of 2000 compared with 34% in the first half of 1999. The following table shows a comparison of the revenues generated by each division:


                            For the Three Months Ended           For the Six Months Ended
Division                  June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
--------                  -------------     -------------     -------------     -------------
Internet Solutions          $  821,000        $  161,000        $1,622,000        $  331,000
Macintosh                      318,000           665,000         1,267,000           715,000
Wireless & Broadband         1,870,000         1,916,000         2,925,000         3,862,000
Sunset Products                213,000           620,000           482,000         1,490,000
                            ----------        ----------        ----------        ----------
Total Revenues              $3,222,000        $3,362,000        $6,296,000        $6,398,000
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

         Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three and six month periods ended June 30, 2000 and 1999, there was no difference between net loss, as reported, and comprehensive loss.

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

         On April 9, 1999, Smith Micro acquired all of the outstanding capital stock (the "STF Acquisition") of STF in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF is headquartered in Concordia, Missouri and, as a result of the STF Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 7 years.

         Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 1999 would have been as follows had the STF Acquisition occurred as of January 1, 1999 (in thousands, except per share data):


                                                          For the Thre Months    For the Six Months
                                                          Ended June 30, 1999   Ended June 30, 1999
                                                          -------------------   -------------------
Pro forma net revenues                                            $ 3,362           $  6,775
                                                                  =======           ========
Pro forma net loss                                                $  (743)          $ (1,677)
                                                                  =======           ========
Pro forma net loss per share, basic and diluted                   $ (0.05)          $  (0.11)
                                                                  =======           ========
Pro forma weighted average number of shares outstanding            15,498             15,268
                                                                  =======           ========

         Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1, 1999. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 and $162,000 for the three and six month pro forma periods ended June 30, 1999, respectively.

3.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 by one year. The Company will be required to adopt SFAS No. 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS 133.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its financial statements.


4.  SUBSEQUENT EVENT

         On July 31, 2000 the Company acquired the CheckIt line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation, for 108,000 shares of Company Stock and $25,000 cash. The closing share price of the Company's stock on July 31, 2000 was $5.125 per share as reported by the Nasdaq National Market.

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

         We shipped our first data communication software product in 1985 and, through the end of 1999, we had generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We continue to generate revenues from OEM sources; however, we have augmented this revenue with sales from the retail channel and consultative sales from our eCommerce business. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and intranet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video security, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems. In April 1999 we expanded our Macintosh division with the STF acquisition. STF develops and sells communications software, primarily fax, to the Macintosh market. Goodwill recorded in the acquisition of STF was $2,271,000 and will be amortized over seven years. Our Macintosh division is currently working to provide Internet telephony products for this market. In September 1999, we merged with PCS to provide eCommerce business solutions. In late 1995, PCS sold its first copy of the original version of WebCatalog, an Internet store development software designed for the Macintosh. PCS began selling a Windows version in early 1997 and recently released its Unix version in late 1999. In the first quarter of 2000 we introduced QuickLink Mobil 2000. This product allows PC users to use digital cell phones as a connectivity device for wireless access to the Internet, corporate data centers and other dial up connections. This product was originally introduced as an OEM product. In the second quarter of 2000, we introduced a retail version of QuickLink Mobil 2000. Also in the first quarter of 2000 we introduced Wireless Web DNA. This product allows websites to be accessed both by traditional PC based web browsers and by newly created micro browsers located on digital cell phones.

         We recognize revenues from sales of our software as completed products are shipped and from royalties generated as authorized customers duplicate our software. Any material reduction in demand for our products would have an adverse effect on our business, results of operations and financial condition. We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM and retail products for the wireless and broadband market and eCommerce products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 20.02% in the six months ended June 30, 2000, 27.6% for the year ended December 31,1999 and 4.8% for the year ended December 31, 1998. As a percentage of our net revenues, returns for stock rotation were 11.2% in the six months ended June 30, 2000, 23.9% for the year 1999 and 0.6% for the year 1998.

         Although we have successfully expanded our OEM customer base during the past two years, a small number of OEM customers have historically accounted for a substantial portion of our revenues. Sales to 3Com, primarily U.S Robotics and its subsidiaries, accounted for the largest portion of this revenue source and it has been substantially reduced from the preceding two years.

Approximately 5.6% of our revenues came from 3Com in the six months ended June 30, 2000, compared with 15.2% of our net revenues for the year 1999 and 23.3% of our net revenues for the year 1998. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 20.9% in the six months ended June 30, 2000, 26.8% for the year 1999 and 33.0% for the year 1998.

         The OEM product ordering cycle beginning from placement of an order to shipment is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. We generally ship our products as we receive orders and, accordingly, we have historically operated with little backlog. With the growth in our eCommerce business, we have begun to develop a backlog of consulting projects. This backlog is only representative of sales from the eCommerce business and is not representative of our total company. The backlog for eCommerce products at the end of the second quarter of 2000 was $193,000. We do not consider backlog to be a significant indication of future performance in the other areas of our business. As a result, our sales of non-consultative products in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, we generally do not produce software in advance of orders and, therefore, have not maintained a material amount of software inventory.

         Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. We recently began to ship the retail version of our Internet store software product, WebCatalog Builder. We have expanded into new retail outlets, particularly office supply chains such as Staples, Office Depot and Office Max and into numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 14.7% of our net revenues in the six months ended June 30, 2000, 23.4% of our net revenues in the year 1999 and 18.0% of our net revenues in the year 1998. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

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


                                  For The Three Months     For The Six Months
                                     Ended June 30,          Ended June 30,
                                   ------------------      ------------------
                                    2000        1999        2000        1999
                                   ------      ------      ------      ------
Net revenues                        100.0%      100.0%      100.0%      100.0%
Cost of revenues                     17.3%       17.3%       18.6%       20.6%
                                   ------      ------      ------      ------
Gross profit                         82.7%       82.7%       81.4%       79.4%
Operating expenses:
   Selling and marketing             45.4%       48.9%       45.1%       51.0%
   Research and development          31.1%       29.5%       30.8%       30.1%
   General and administrative        29.2%       29.5%       28.9%       29.8%
                                   ------      ------      ------      ------
Total operating expenses            105.7%      107.9%      104.8%      110.9%
                                   ------      ------      ------      ------
Operating loss                      (23.0)%     (25.2)%     (23.4)%     (31.5)%
Interest income                       3.6%        3.1%        3.6%        3.7%
                                   ------      ------      ------      ------
Loss before income taxes            (19.4)%     (22.1)%     (19.8)%     (27.8)%
Income tax expense (benefit)          0.2%        0.0%        0.7%       (5.6)%
                                   ------      ------      ------      ------
Net loss                            (19.6)%     (22.1)%     (20.5)%     (22.2)%
                                   ======      ======      ======      ======

         Net Revenues

         During the first quarter of 2000, we restructured our reporting format to report revenues from three operating units as well as revenues from Sunset products. Sunset products are our analog modem products sold to OEM modem manufactures and have been in constant decline over the past two years. The reporting operating units are the Internet Solutions Division, the Macintosh Division and the Wireless and Broadband Division. Revenues reported in the Wireless and Broadband division also contain product sales of our analog retail upgrade products, which we will continue to pursue. Our retail products are sold through a sales staff located at our corporate office. As these sales tend to be to major distribution warehouses, this group is responsible for selling all of our retail products, which cover all three divisions. We allocate the total of these sales back to each division based on which division created the product.

         Our net revenues decreased 4.2% to $3.2 million in the three months ended June 30, 2000 from $3.4 million in the three months ended June 30, 1999. Our net revenues decreased 1.6% to $6.3 million in the six months ended June 30, 2000 from $6.4 million in the six months ended June 30, 1999. The following table shows a comparison of the revenues generated by each division:


                          For the Three Months Ended       For the Six Months Ended
Division                 June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
--------                 -------------   -------------   -------------   -------------
Internet Solutions        $  821,000      $  161,000      $1,622,000      $  331,000
Macintosh                    318,000         665,000       1,267,000         715,000
Wireless & Broadband       1,870,000       1,916,000       2,925,000       3,862,000
Sunset Products              213,000         620,000         482,000       1,490,000
                          ----------      ----------      ----------      ----------
Total Revenues            $3,222,000      $3,362,000      $6,296,000      $6,398,000
                          ==========      ==========      ==========      ==========


         Although total net revenues in both the 2000 and 1999 periods is relatively constant, as our Sunset products continue to decline, we have offset this decline with increases in our new divisions in their targeted markets. The internet solutions division is the result of the merger of PCS in September of 1999, which was accounted for as a pooling of interests. The net revenues for 1999 reflect PCS's sales in that period before we had acquired them and infused our capital and resources into this division. The Macintosh division was the result of the purchase of STF in April of 1999. We did a limited amount of business in this market prior to the acquisition of STF. The major change in the Wireless and Broadband division is the result of the initial shipments of two of our retail products, Internet CommSuite and HotFax MessageCenter, which occurred in the first quarter of 1999.

         Gross Profit

         Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of the Company's duplicating facilities, engineering labor costs related to consulting revenues, freight charges and royalties paid to licensors. Gross profit dollars decreased 4.1% to $2.7 million in the three months ended June 30, 2000 from $2.8 million in the three months ended June 30, 1999. This decrease is attributable to the reduction in sales in this period. As a percentage of net revenues, gross margin remained constant at 82.7% for the three months ended June 30, 2000 and June 30, 1999.

         Gross profit dollars remained relatively constant at $5.1 million in the six months ended June 30, 2000 and June 30, 1999. The gross margin percentage, however, increased by two percentage points to 81.4% in the six months ended June 30, 2000 from 79.4% during the same period last year. Contributing factors to the increase in the gross margin percentage include an increase in the number of products that enjoy a higher gross margin than the Sunset products being replaced and an increase in the amount of royalty revenue replacing kitted product to OEM customers.

         Selling and Marketing Expenses

         Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows, new product introductions and retail promotion programs. Our selling and marketing expenses decreased 11% to $1.5 million in the three months ended June 30, 2000 from $1.6 million in the three months ended June 30, 1999. The reduction in Sales and Marketing expenses over the same period last year represented approximately 82% of the total Company expense savings year on year. These savings came primarily from the retail channel as the result of a more efficient marketing approach. As this channel matures for the Company, it requires less capital outlays for promotional efforts and cooperative advertising campaigns than when it was being established. We will continue to promote our products through various advertising media and participation in retailer's promotional programs at levels sufficient enough to support sales of our products in this channel. As a percent of net revenues, selling and marketing expenses decreased to 45.4% in the three months ended June 30, 2000 from 48.9% in the three months ended June 30, 1999.

         Our selling and marketing expenses decreased 12.9% to $2.8 million in the six months ended June 30, 2000 from $3.3 million in the six months ended June 30, 1999. The decrease in selling and marketing expenses is primarily due to promotional campaigns in the retail channel for our fax and Internet communications products that took place during the first half of 1999 and were not recurring in the current year. The decreases in promotional expenses were partially offset by increases in employee-related expenses due to the acquisition of STF, which took place in April of 1999. As a percent of net revenues, selling and marketing expenses decreased to 45.1% in the six months ended June 30, 2000 from 51.0% in the three months ended June 30, 1999.

         Research and Development Expenses

         Our research and development expenses consist primarily of personnel and supply costs required to conduct the Company's software development activities, and the amortization of acquired technology assets. Our research and development expenses remained unchanged at $1.0 million for the three months ended June 30, 2000 and 1999. As a percentage of net revenues, research and development expenses increased to 31.2% in the three months ended June 30, 2000 from 29.5% in the three months ended June 30, 1999, primarily due to the difference in revenues.

         Our research and development expenses were also relatively consistant for the periods being compared at $1.9 million for the six months ended June 30, 2000 and 1999. We did increase our personnel costs, however, this increase was offset by reductions in contract programming and purchased technologies. As a percentage of net revenues, research and development expenses increased to 30.8% in the six months ended June 30, 2000 from 30.2% in the six months ended June 30, 1999.

         General and Administrative Expenses

         Our general and administrative expenses represent operating expenses that are not included as costs of sales, selling and marketing or research and development. Our general and administrative expenses decreased 5.2% to $940,000 in the three months ended June 30, 2000 from $991,000 in the three months ended June 30, 1999. General and administrative expenses decreased primarily as the result of reductions in employee-related expenses. The effects of these reductions were counteracted by the amortization of goodwill associated with the STF acquisition and an increase in bad debt expense. As a percent of net revenues, general and administrative expenses decreased to 29.2% in the three months ended June 30, 2000 from 29.5% in the three months ended June 30, 1999.

         Our general and administrative expenses decreased 4.7% to $1.8 million in the six months ended June 30, 2000 from $1.9 million in the six months ended June 30, 1999. General and administrative expenses decreased primarily as the result of reductions in employee related expenses. The effects of these reductions were counteracted by the amortization of goodwill associated with the STF acquisition and an increase in bad debt expense. As a percent of net revenues, general and administrative expenses decreased to 28.9% in the six months ended June 30, 2000 from 29.8% in the six months ended June 30, 1999.

         Income Taxes

         Income tax expense was $45,000 for the six months ended June 30, 2000 compared with an income tax benefit of $356,000 for the six months ended June 30, 1999. The tax benefit in the first half of 1999 related to net operating loss carryforwards recorded as deferred tax assets. During the third quarter of 1999, we increased the valuation allowance to offset all deferred tax assets. This decision was reached last year when it was determined that the recent historical results of operations provided insufficient evidence that the deferred tax assets would be realized. The current period tax expense of $45,000 relates to taxes on foreign income.

         Liquidity and Capital Resources

         Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $953,000 in the six months ended June 30, 2000 compared to $1.2 million in the six months June 30, 1999. The primary operating use of cash during the both periods was the Company's net loss.

         During the six months ended June 30, 2000, the Company used $129,000 in investing activities. On April 9, 1999, we used $1.1 million in cash and 409,164 shares of our Common Stock to acquire all of the outstanding capital stock of STF Technologies, Inc.

(STF). STF, headquartered in Concordia, Missouri, is a developer and publisher of fax and communications software products for the Apple Macintosh computer.

         At June 30, 2000, the Company had $8.3 million in cash and cash equivalents and $10.6 million of working capital. The Company had $4.3 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments, and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.


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

         Because We Currently Operate With Little Backlog, Our Revenues in Each Quarter are Substantially Dependent on Orders Booked and Shipped in that Quarter. We currently have backlog orders only in our Internet Solutions division for our consultative sales and we only began building this backlog during the first half of 2000. In our other divisions, we operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers' actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. If orders in the first month or two of a quarter fall short of expectations, it is likely that we will not meet our revenue targets for that quarter. If this happens, our quarterly operating results would be adversely affected.

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

         We have Depended Upon a Small Number of OEM Customers. Sales to our three largest OEM customers accounted for approximately 20.9% of our net revenues in the six months ended June 30, 2000, 26.8% of our net revenues for the year 1999 and 33.0% of our net revenues for the year 1998. Although we have begun to diversify our product lines, we expect that we will continue to be dependent upon orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers are obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities in any quarter would have an adverse effect on our results of operations. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.

         Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products. Sales of our QuickLink related products represented approximately 21.4% of our net revenues in the six months ended June 30, 2000, 37.1% of our net revenues for the year 1999 and 55.3% of our net revenues for the year 1998. We have continued to diversify our product offerings and have less of a dependency on these products. However, as our revenues from these software products continue to decline, whether as a result of competition, technological change, price pressures or other factors and our efforts to replace these sales through the addition of new products are not successful, our business could be seriously impaired.

         Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail software products. We recently added WebCatalog Builder to our existing line of retail software products that includes Internet CommSuite, HotFaxMessageCenter, HotFax, VideoLink Mail, FAXstf, HotPage and HotFaxShare. Sales of our retail products represented approximately 24.3% of our net revenues in the six months ended June 30, 2000, 31.9% of our net revenues for the year 1999 and 24.8% of our net revenues for the year 1998. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

         We May Not be Able to Develop and Maintain Relationships with Distributors and Retailers to Sell Our Retail Software Products. We rely on distributors, retailers, Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our retailers include Staples, CompUSA, Office Depot, OfficeMax and numerous Internet retail stores, among others. As a result, net revenues to Ingram Micro, a retail distributor, were 14.7% of our net revenues in the six months ended June 30, 2000, 23.4% of our net revenues for the year 1999 and 18.0% of our net revenues for the year 1998. Our ability to maintain distributor and retailer relationships is largely a function of our sales volume. If we do not meet certain minimum volume requirements, we may not be able to maintain our relationships with our current distributors and retailers. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of our retailers and VARs carry product lines that are competitive with our retail software products. These retailers and VARs may not give a high priority to the marketing of our products or may not continue to carry our products. In addition, our retailers and VARs may change their inventory strategies, with little or no warning to us. In many cases, such changes in inventory strategy may not be related to end user demand. If this happens our retail sales may be adversely affected. We may not be successful in recruiting new VARs and retailers to represent us.

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

         Microsoft Poses a Significant Competitive Threat to Us. We face competition from Microsoft, which is the publisher of the most prevalent personal computing operating platforms, Windows, Windows NT and DOS. Due to its market dominance, Microsoft represents a significant competitive threat to all personal computer software vendors, including us. The latest Microsoft operating systems, Windows 2000, Windows 98, Windows 95 and Windows NT, include capabilities now provided by certain of our OEM and retail software products, including our principal product, QuickLink. If the communications capabilities of Windows 2000, Windows 98, Windows 95, Windows NT or other operating systems are adopted by users, sales of our products could decline.

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

         Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. Export net revenues represented 16.1% of our net revenues in the six months ended June 30, 2000, 17.8% of our net revenues for the year 1999 and 21.5% of our net revenues for the year 1998. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

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

         Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of July 31, 2000, William Smith, the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 61.1% of the outstanding shares of the Company. William Smith and Rhonda Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

         Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of July 31, 2000, we had 16,011,481 shares of Common Stock outstanding. Of this amount, the 9,786,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 by one year. The Company will be required to adopt SFAS No. 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS 133.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Smith Micro's financial instruments include cash and cash equivalents. At June 30, 2000, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2000.

         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no pending legal issues at this time.

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

         Of the net proceeds from the offering, $4,188,000 were used to repay amounts due under a promissory note issued by the Company to certain of its stockholders as part of a distribution of retained earnings in connection with the Company's prior S corporation status, $3,011,000 was used in the Company's acquisition of Performance Computing Incorporated which was consummated in March 1996, $1,091,000 was used in the acquisition of STF which was consummated in April 1999, $458,000 was used in the acquisition of assets from Mitek Systems, Inc. in January 1998, $190,000 was used in the acquisition of other technologies, $4,800,000 has been used for working capital requirements and the remainder has been invested in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECUIRITY HOLDERS

         An Annual Meeting of the Stockholders of the Company was held on May 30, 2000. At the Annual Meeting, the Stockholders voted as follows:

         (a) The Stockholders elected each of the following nominees as directors, to hold office until the 2003 Annual Meeting, or until their successors are elected and qualified. The vote for each director was as follows:

                    Nominee                 Votes For     Withhold Authority
                    -------                 ---------     ------------------
                    Thomas G. Campbell      13,922,710          6,083
                    Robert W. Scheussler    13,922,710          6,083

         (b) The Stockholders elected to approve amendments to the Company's 1995 Stock Option/Stock Issuance Plan to (i) increase the number of shares of Common Stock authorized for issuance under the Plan from 1,750,000 shares to 2,750,000, and (ii) to increase the limitation on the number of shares of Common Stock which may be granted to any one individual as stock options or direct stock issuances to 400,000 shares per calendar year (with 10,493,975 shares voting for, 13,083 shares voting against, and 6,466 shares abstaining).

         (c) The Stockholders elected to approve an amendment to the Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 10,000,000 shares to a total of 30,000,000 shares of Common Stock (with 13,912,293 shares voting for, 10,061 shares voting against, and 7,790 shares abstaining).


         (d) The Stockholders elected to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditor of the fiscal year ending December 31, 2000 (with 13,919,381 shares voting for, 4,012 shares voting against, and 5,900 shares abstaining).


ITEM 5.  OTHER INFORMATION

         None.

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

3.1.1         Amendment to the Amended and Restated          Filed Herewith
              Certificate of Incorporation of the Company

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

  Exhibit
    No.                           Title                                    Method of Filing
  -------                         -----                                    ----------------
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

27            Financial Data Schedule.                       Filed Herewith


(B) REPORTS ON FORM 8-K

         No such reports were filed during the three months ended June 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SMITH MICRO SOFTWARE, INC.

August 11, 2000                          By /s/ WILLIAM W. SMITH, JR.
                                            ------------------------------------
                                            William W. Smith, Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

August 11, 2000                          By /s/ RICHARD C. BJORKMAN
                                            ------------------------------------
                                            Richard C. Bjorkman
                                            Chief Financial Officer
                                            (Principal Financial Officer)