Form 10-Q
period 2000-09-30
SMITH MICRO SOFTWARE INC
filed 2000-11-14
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                 YES [X] NO [ ]

        As of October 31, 2000, there were 16,231,791 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999          3

         Unaudited Consolidated Statements of Operations For The Three and Nine Months Ended
          September 30, 2000 and September 30, 1999                                                      4

         Unaudited Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2000
         and September 30, 1999                                                                          5

         Notes To Unaudited Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              23
Item 2.  Changes In Securities and Use of Proceeds                                                      23
Item 3.  Defaults Upon Senior Securities                                                                23
Item 4.  Submission of Matters To A Vote Of Security Holders                                            23
Item 5.  Other Information                                                                              23
Item 6.  Exhibits and Reports On Form 8-K                                                               23

Signatures                                                                                              26

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                           September 30,   December 31,
                                                                               2000           1999
                                                                             --------       --------
                                                                           (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                    $  7,174       $  8,704
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $2,076 (2000) and $1,944 (1999)                      4,966          3,487
Inventories, net                                                                  349            502
Prepaid expenses and other current assets                                         189            253
                                                                             --------       --------

    Total current assets                                                       12,678         12,946

EQUIPMENT AND IMPROVEMENTS, net                                                   518            456
OTHER ASSETS                                                                      132            215
INTANGIBLE ASSETS, net                                                          3,092          2,312
                                                                             --------       --------
                                                                             $ 16,420       $ 15,929
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $  1,345       $    747
Accrued liabilities                                                             1,659          1,350
                                                                             --------       --------

    Total current liabilities                                                   3,004          2,097

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized;
  16,232,000 and 15,724,000 shares issued and outstanding
  at September 30, 2000 and December 31, 1999, respectively                        16             16
Additional paid-in capital                                                     24,788         23,039
Accumulated deficit                                                           (11,388)        (9,223)
                                                                             --------       --------

    Total stockholders' equity                                                 13,416         13,832
                                                                             --------       --------

                                                                             $ 16,420       $ 15,929
                                                                             ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                             For the Three Months         For the Nine Months
                                                Ended Sept 30,                Ended Sept 30,
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
NET REVENUES                               $  3,374       $  1,845       $  9,670       $  8,243

COST OF REVENUES                                985            652          2,155          1,964
                                           --------       --------       --------       --------

GROSS PROFIT                                  2,389          1,193          7,515          6,279

OPERATING EXPENSES:
Selling and marketing                         1,394          1,649          4,235          4,910
Research and development                        969          1,009          2,910          2,938
General and administrative                      986          1,162          2,803          3,071
                                           --------       --------       --------       --------

  Total operating expenses                    3,349          3,820          9,948         10,919
                                           --------       --------       --------       --------

OPERATING LOSS                                 (960)        (2,627)        (2,433)        (4,640)

INTEREST INCOME, NET                             94            111            321            350
                                           --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                       (866)        (2,516)        (2,112)        (4,290)

INCOME TAX EXPENSE                                7          1,187             52            831
                                           --------       --------       --------       --------

NET LOSS                                   $   (873)      $ (3,703)      $ (2,164)      $ (5,121)
                                           ========       ========       ========       ========

NET LOSS PER SHARE, basic and diluted      $  (0.05)      $  (0.24)      $  (0.14)      $  (0.33)
                                           ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                          16,030         15,504         15,898         15,347
                                           ========       ========       ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                              For The Nine Months
                                                                              Ended September 30,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (2,164)      $ (5,121)
Adjustments to reconcile net loss to net cash
  used in operating activities, net of the effects of the acquisition:
  Depreciation and amortization                                                  768            680
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                                       132          1,535
  Deferred Income Taxes                                                                       1,187
  Change in operating accounts, net of the effects of the acquisition:
    Accounts receivable                                                       (1,611)          (992)
    Income taxes receivable                                                      574
    Inventories                                                                  153            331
    Prepaid expenses and other assets                                             19             39
    Accounts payable and accrued liabilities                                     769           (908)
                                                                            --------       --------

      Net cash used in operating activities                                   (1,934)        (2,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Touchstone                                                        (25)
Acquisition of QuickStart                                                        (50)
Acquisition of STF Technologies, Inc.                                                        (1,091)
Capital expenditures                                                            (252)          (149)
                                                                            --------       --------

      Net cash used in investing activities                                     (327)        (1,240)
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line of credit                                                               (139)
Proceeds from the exercise of stock options                                      731             58
                                                                            --------       --------

      Net cash provided by (used in) financing activities                        731            (81)
                                                                            --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,530)        (3,996)

CASH AND CASH EQUIVALENTS, beginning of period                                 8,704         12,732
                                                                            --------       --------
CASH AND CASH EQUIVALENTS, end of period                                    $  7,174       $  8,736
                                                                            ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)


                                                                               For The Nine Months
                                                                                Ended September 30,
                                                                              -----------------------
                                                                                2000            1999
                                                                              -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) for income taxes                                         $    52         $(1,007)
                                                                              =======         =======
DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During Q3 2000, the Company acquired a product line (CheckIt Software)
  and a business (QuickStart Technologies - Consulting)
  in a transaction summarized as follows:
CheckIt:
Fair value of assets acquired (goodwill)                                      $   673
Common stock issued in acquisition                                               (560)
Cash paid for acquisition                                                         (25)
                                                                              -------

Liabilities assumed or created                                                $    88
                                                                              =======
QuickStart:
Fair value of assets acquired (goodwill)                                      $   558
Common stock issued in acquisition                                               (458)
Cash paid for acquisition                                                         (50)
                                                                              -------

Liabilities assumed or created                                                $    50
                                                                              =======


During Q2 of 1999, the Company acquired a business (STF Technologies) in a transaction summarized as follows:

Fair value of assets acquired, including goodwill of $2,271                                   $ 2,686
Common stock issued in acquisition                                                             (1,000)
Cash paid for acquisition                                                                      (1,091)
                                                                                              -------
Liabilities assumed or created                                                                $   595
                                                                                              =======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission ("SEC") regulations and accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly-owned subsidiaries. On September 2, 2000, the Company completed its purchase of the eBusiness consulting practice of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies. This acquisition has been accounted for as a purchase and the periods presented in the financial statements include QuickStart Technologies, Inc. operations from the date of acquisition. On July 31, 2000 the Company acquired the CheckIt line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation. Touchstone is the developer of the CheckIt(R) line of software which consist of general system utility products. This acquisition has been accounted for as a purchase and the periods presented in the financial statements include Touchstone Software Corporation operations from the date of acquisition. On September 3, 1999, the Company acquired Dolphin-Safe Software, Inc., a California corporation, dba Pacific Coast Software ("PCS"), which develops software and provides consulting and web hosting services that enable eCommerce. This merger has been accounted for as a pooling of interests and all prior periods' financial statements have been restated to reflect the historical financial statements of PCS. On April 9, 1999, the Company acquired STF Technologies, Inc. ("STF"), a Missouri corporation that develops communications software for Macintosh computers. This acquisition has been accounted for as a purchase and the periods presented in the financial statements include STF's operations from the date of acquisition. All significant intercompany amounts have been eliminated in consolidation. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ended December 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 1999 as footnotes and certain financial presentations are condensed or omitted from accounting principles generally accepted in the United States of America presentation requirements, pursuant to the SEC rules and regulations.

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

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at September 30, 2000.

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the fair value of net assets acquired and is amortized using the straight-line method over three to seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and translation costs, all of which are being amortized using the straight-line method over three to seven years. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121.

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

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2000, software has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

        Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2000 a full valuation allowance was provided for all deferred tax assets.

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates that approximate current market rates, or (3) the overall immateriality of the amounts.

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

        Segment Information - During the nine months ended September 30, 2000, the Company restructured its reporting format to report revenues from three operating units as well as revenues from retail products. The reporting operating units are the Internet Solutions Division, the Macintosh Division and the Wireless and Broadband Division. Revenues reported in the Wireless and Broadband division also contain product sales of our analog products, which the Company will continue to provide. The Company's retail products are sold through a sales staff located at its corporate office. As these sales tend to be to major distribution warehouses, this group is responsible for selling all of the Company's retail products, which cover all three divisions. The following table shows a comparison of the revenues generated by each division:

                                  For the Three Months Ended                   For the Nine Months Ended
                               -----------------------------------         -----------------------------------
Division                       September 30,         September 30,         September 30,         September 30,
                                   2000                  1999                  2000                  1999
                               -------------         -------------         -------------         -------------
Internet Solutions              $  923,000            $  204,000            $2,449,000            $  535,000
Macintosh                          392,000               342,000             1,037,000               881,000
Wireless & Broadband               758,000               607,000             3,684,000             3,988,000
Retail Products                  1,301,000               692,000             2,500,000             2,839,000
                                ----------            ----------            ----------            ----------
Total Revenues                  $3,374,000            $1,845,000            $9,670,000            $8,243,000
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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the three and nine month periods ended September 30, 2000 and 1999, there was no difference between net loss, as reported, and comprehensive loss.

        Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.


2.  ACQUISITIONS

        On September 2, 2000, the Company acquired the eBusiness consulting practice of QuickStart Technologies, Inc., (the "QuickStart Acquisition") a provider of integrated Internet business services to middle market companies for 100,000 shares of Smith Micro Common Stock valued at $458,000 plus, up to a maximum of $150,000 to be paid in accordance with an earn out provision expiring on November 30, 2000. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 3 years.

        On July 31, 2000 the Company acquired the CheckIt(R) line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation, (the "TouchStone Acquisition") for 108,000 shares of Smith Micro Common Stock valued at $560,000 and $25,000 cash. Touchstone is the developer of the CheckIt(R) line of software which consist of general system utility products. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 3 years.

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

        On April 9, 1999, Smith Micro acquired all of the outstanding capital stock of STF (the "STF Acquisition") in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF is headquartered in Concordia, Missouri and, as a result of the STF Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 7 years.

        Unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 1999 would have been as follows had the STF Acquisition occurred as of January 1, 1999 (in thousands, except per share data):

                                                               For the Three Months    For the Nine Months
                                                               Ended Sept. 30, 1999    Ended Sept. 30, 1999
                                                               --------------------    --------------------
Pro forma net revenues                                               $  1,845              $  8,620
                                                                     ========              ========
Pro forma net loss                                                   $ (3,703)             $ (5,380)
                                                                     ========              ========
Pro forma net loss per share, basic and diluted                      $  (0.24)             $  (0.35)
                                                                     ========              ========
Pro forma weighted average number of shares outstanding                15,504                15,496
                                                                     ========              ========

        Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1, 1999. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 and $243,000 for the three and nine month pro forma periods ended September 30, 1999, respectively.


3.  NEW ACCOUNTING PRONOUNCEMENTS

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable price stock plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award's original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on the Company's financial position.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

        You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 1999 and our subsequent reports on Forms 10-Q and 8-K that discuss our business in greater detail.

        The section entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

        This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


GENERAL

        Smith Micro Software, Inc. headquartered in Aliso Viejo, CA, is a developer and marketer of e-Commerce and communication software products and the provider of professional consulting services. Our satellite offices are located in Beaverton, OR: Boulder, CO; Lee's Summit, MO; Plano, TX; and San Diego, CA. Our Macintosh Division is headquartered in Lee's Summit, MO, the Internet Solutions Division is based out of San Diego, CA and our Wireless & Broadband Division and Retail Business Unit are located at our corporate offices in Aliso Viejo, CA. We design integrated, cross platform, easy-to-use software for personal computing and business solutions and provide consulting services consisting of integrated Internet business services to middle market companies. Our software includes products developed for the Internet and broad-band technologies, products that enable e-commerce, Internet communications (voice-over-IP -- VoIP), video conferencing, wireless communications, general system utility products and network fax along with traditional computer telephony.

        Our products for the consumer and business markets are available through Internet sales, retail stores, direct sales, and value-added resellers (VARs). Retail outlets include CompUSA, OfficeMax, Office Depot, Micro Center, Staples, and Fry's Electronics. On the web, our products can be found at Buy.com, Beyond.com, Egghead.com and many others. In the OEM market, we supply wireless and communication software. OEM customers include: Internet portals and service providers; website designers and consultants; manufacturers of personal computers, wireless/cellular phones, digital cameras, video capture cards, broad-band DSL and cable modems and 56k modems. The Internet Solutions Division
(ISD) provides a broad spectrum of services to assist middle market clients in planning, implementing and supporting eBusiness initiatives. Consulting services range from WebCatalog support to complete eBusiness implementation. We also provide website hosting and co-location services.

        We generate our revenues from OEM sources, sales from the retail channel and consultative sales from our eCommerce business. In the third quarter of 2000 we acquired the TouchStone Checkit product line (See Note 2 to the consolidated financial statements). We market these products under the Smith Micro CheckIt brand including: CheckIt(R) NetOptimizer, CheckIt(R)

Utilities; CheckIt(R) FastMove(R); and CheckIt(R) Suite. CheckIt NetOptimizer analyzes and optimizes wireless, broadband and dialup Internet connections for maximum performance. CheckIt Utilities enables users to uncover potential problems, check PC performance and assess system reliability. CheckIt FastMove is a file synchronization and transfer program for users who work on multiple PC's and also includes file management utilities. These products will also be included as components in the CheckIt Suite product. These products will also be available in special versions for OEM customers along with CheckIt Factory Edition, targeted at PC manufacturers for factory testing and burn-in. Goodwill recorded in the acquisition of the TouchStone Checkit asset was $673,000 and will be amortized over three years. Also in the third quarter of 2000, we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies. (See Note 2 to the consolidated financial statements).

        Through the QuickStart Consulting Acquisition, we now have a comprehensive suite of services to assist middle market clients in planning, implementing and supporting eBusiness initiatives. These services include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. Goodwill recorded in the acquisition of the QuickStart unit was $558,000 and will be amortized over three years. In the first quarter of 2000 we introduced QuickLink Mobil 2000. This product allows PC users to use digital cell phones as a connectivity device for wireless access to the Internet, corporate data centers and other dial up connections. This product was originally introduced as an OEM product. In the second quarter of 2000, we introduced a retail version of QuickLink Mobil 2000. Also in the first quarter of 2000 we introduced Wireless Web DNA. This product allows websites to be accessed both by traditional PC based web browsers and by newly created micro browsers located on digital cell phones. In April 1999 we expanded our Macintosh division with the STF acquisition. STF develops and sells communications software, primarily fax, to the Macintosh market. Goodwill recorded in the acquisition of STF was $2,271,000 and will be amortized over seven years. Our Macintosh division provides Internet telephony products and video conferencing products for this market. In September 1999, we merged with PCS to provide eCommerce business solutions. In late 1995, PCS sold its first copy of the original version of WebCatalog, an Internet store development software designed for the Macintosh. PCS began selling a Windows version in early 1997 and released its Unix version in late 1999.

            We recognize revenues from sales of our software as completed products are shipped, consulting projects are completed and from royalties generated as authorized customers duplicate our software. We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM and retail products for the wireless and broadband market and eCommerce products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped. We have allowed our customers to return unused software and to rotate stock for new versions of retail releases. As a percentage of our net revenues, returns constituted 18.1% in the nine months ended September 30, 2000, 27.6% for the year ended December 31,1999 and 4.8% for the year ended December 31, 1998. As a percentage of our net revenues, returns for stock rotation were 8.2% in the nine months ended September 30, 2000, 23.9% for the year 1999 and 0.6% for the year 1998.

            Although we have successfully expanded our OEM customer base during the past two years, a small number of OEM customers have historically accounted for a substantial portion of our revenues. Sales to 3Com, primarily U.S Robotics and its subsidiaries, accounted for the largest portion of this revenue source, although it has been substantially reduced from the preceding two years. Approximately 4.7% of our revenues came from 3Com in the nine months ended September 30, 2000, compared with 15.2% of our net revenues for the year 1999 and 23.3% of our net revenues for the year 1998. Our three largest OEM customers, including 3Com, accounted for the following portions of our net revenues: 19.1% in the nine months ended September 30, 2000, 26.8% for the year 1999 and 33.0% for the year 1998.

            The OEM product ordering cycle beginning from placement of an order to shipment is very short. OEM customers generally operate under a just-in-time system and order software to be delivered as needed by their manufacturing operations. We generally ship our products as we receive orders and, accordingly, we have historically operated with little backlog. With the growth in our eCommerce business, we have begun to develop a backlog of consulting projects. This backlog is only representative of sales from the eCommerce business and is not representative of our total company. The backlog for eCommerce products at the end of the second quarter of 2000 was in excess of $1,000,000. We do not consider backlog to be a significant indication of future performance in the other areas of our business. As a result, our sales of non-consultative products in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Moreover, we generally do not produce software in advance of orders and, therefore, have not maintained a material amount of software inventory.

        Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. We began to ship the retail version of our Internet store software product, WebCatalog Builder in late 1999. With the acquisition of TouchStone on July 31, 2000, we have added the following products under the Smith Micro CheckIt brand:
CheckIt(R) NetOptimizer, CheckIt(R) Utilities; CheckIt(R) FastMove(R); and CheckIt(R) Suite. We have expanded into new retail outlets, particularly office supply chains such as Staples, Office Depot and Office Max and into numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 20.9% of our net revenues in the nine months ended September 30, 2000, 23.4% of our net revenues in the year 1999 and 18.0% of our net revenues in the year 1998. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. Substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

                                      For The Three Months           For The Nine Months
                                       Ended September 30,           Ended September 30,
                                     ----------------------        ----------------------
                                       2000           1999           2000           1999
                                     ------         ------         ------         ------
Net revenues                          100.0%         100.0%         100.0%         100.0%
Cost of revenues                       29.2%          35.3%          22.3%          23.8%
                                     ------         ------         ------         ------
Gross profit                           70.8%          64.7%          77.7%          76.2%
Operating expenses:
   Selling and marketing               41.4%          89.4%          43.8%          59.6%
   Research and development            28.7%          54.7%          30.1%          35.6%
   General and administrative          29.2%          63.0%          29.0%          37.3%
                                     ------         ------         ------         ------
Total operating expenses               99.3%         207.1%         102.9%         132.5%
                                     ------         ------         ------         ------
Operating loss                       -28.5%         -142.4%        -25.2%         -56.3%
Interest income                         2.8%           6.0%           3.3%           4.3%
                                     ------         ------         ------         ------
Loss before income taxes             -25.7%         -136.4%        -21.9%         -52.0%
Income tax expense                      0.2%          64.3%           0.5%          10.1%
                                     ------         ------         ------         ------
Net loss                             -25.9%         -200.7%        -22.4%         -62.1%
                                     ======         ======         ======         ======

        Net Revenues

        During the current year, we have restructured our reporting format to report revenues from three operating units as well as revenues from retail products. The reporting operating units are the Internet Solutions Division, the Macintosh Division, the Wireless and Broadband Division and Retail Products.

        Our net revenues increased 82.9% to $3.4 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999. Our net revenues increased 17.3% to $9.7 million in the nine months ended September 30, 2000 from $8.2 million in the nine months ended September 30, 1999. The following table shows a comparison of the revenues generated by each division:

                                  For the Three Months Ended                   For the Nine Months Ended
                               -----------------------------------         -----------------------------------
Division                       September 30,         September 30,         September 30,         September 30,
--------                           2000                  1999                  2000                  1999
                               -------------         -------------         -------------         -------------
Internet Solutions              $  923,000            $  204,000            $2,449,000            $  535,000
Macintosh                          392,000               342,000             1,037,000               881,000
Wireless & Broadband               758,000               607,000             3,684,000             3,988,000
Retail Products                  1,301,000               692,000             2,500,000             2,839,000
                                ----------            ----------            ----------            ----------
Total Revenues                  $3,374,000            $1,845,000            $9,670,000            $8,243,000
                                ==========            ==========            ==========            ==========

        The Internet solutions division is the result of the merger of PCS in September of 1999, which was accounted for as a pooling of interests. The net revenues for 1999 reflect PCS's sales in that period before we had acquired them and infused our capital and resources into this division. Also, in the third quarter, this division had $444,000 of revenue from the acquisition of the QuickStart consulting unit in September 2000 which was not included in the earlier period.

        The creation of our Macintosh division resulted from the purchase of STF in April of 1999. We did a limited amount of business in this market prior to the acquisition of STF.

        The Wireless and Broadband division increased revenues in the third quarter of 2000 over the third quarter of 1999 partially as a result of sales to new cellular phone manufacturer customers. The decrease in this division for the nine months ended September 2000 versus 1999 is due to the decline in the sales of analog modem software to OEM customers. We believe that this trend will continue through out 2000.

        Retail products had $780,000 of additional revenue in the third quarter 2000 over the third quarter 1999 from the acquisition of the TouchStone Checkit product line in July 2000 which was not included in the earlier period.


        Gross Profit

        Gross profit represents net revenues, less cost of revenues, which includes costs of materials, costs related to the operations of our kitting facilities, labor costs related to our consulting revenues, freight charges and royalties paid to licensors. Gross margins increased to 70.8% in the third quarter of 2000 from 64.7% in the third quarter of 1999. Gross profit dollars increased to $2.4 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999. The gross profit dollars for the third quarter of 2000 include gross profit dollars from the acquisition of the QuickStart consulting unit and the assets of the TouchStone CheckIt product line which were not included in the gross margin dollars for the third quarter of 1999. The gross margin percentage increased to 77.7% in the nine months ended September 30, 2000 from 76.2% in the nine months ended September 30, 1999. Gross profit increased to $7.5 million in the nine months ended September 30, 2000 from $6.3 million in the nine months ended September 30, 1999.

        Gross margins were higher in the third quarter of 2000 compared to the third quarter of 1999 due to significant product returns which took place in the third quarter of 1999. The gross margin percentage for the third quarter is actually lower than the year to date gross margin percentage. This decrease is the result of an increase in the number of consulting projects in our sales mix. The QuickStart consulting practice which was acquired on September 2, 2000 has a sales mix predominately of time and material consulting engagements. Gross margins on these consulting sales are lower than the gross margins from project consulting sales which were the norm before the QuickStart consulting acquisition. As a result of this new addition, we believe the gross margin will continue to decrease in the future as we increase the sales from the consulting practice. Gross margin percentages have also been impacted by the addition of products from the TouchStone Checkit acquisition which took place on July 31, 2000. As we shipped initial product requirements to our customers in the third quarter, we incurred additional cost of sales expense related to the packaging and kitting of these products. Retail products provide a lower margin than the gross margins achieved for OEM product sales. Our sales mix was more heavily weighted with retail product sales in the third quarter than it was in the previous two quarters of 2000 and has also created an adverse impact on our gross margin. We believe that our overall gross margin will continue to decrease in the future as we move further away from predominately OEM revenues towards a blended revenue stream of retail products, consulting sales and OEM revenues. We are attempting to mitigate this trend through various means, such as controlling royalty costs, improving manufacturing efficiencies and concentrating on our pricing methodologies. There can be no assurance that any efforts made by us in these and other areas will successfully offset decreasing margins.

        Selling and Marketing Expenses

        Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary considerably from quarter to quarter based on the timing of trade shows, new product introductions and retail promotion programs. Selling and marketing expenses decreased by $255,000 in the third quarter of 2000 over the third quarter of 1999, a decrease to 41.3% from 89.4% of net revenues. Our selling and marketing expenses decreased $675,000 in the first nine months of 2000 over the first nine months of 1999, a decrease to 43.8% from 59.6% of net revenues. The decrease both during the third quarter and for the first nine months of 2000 was primarily due to reduced advertising, reduced promotional campaigns in the retail channel and related travel expense. These savings were partially offset by increases in employee-related expenses from additional staff being hired and as the result of personnel acquired through the QuickStart consulting acquisition.

        Research and Development Expenses

        Our research and development expenses consist primarily of personnel and supply costs required to conduct our software development activities and the amortization of acquired technology assets. Our research and development expenses remained unchanged at $1.0 million in the third quarter of 2000 and 1999, but decreased to 28.7% from 54.7% of net revenues, primarily due to the difference in revenues. Our research and development expenses also remained unchanged at $2.9 million for the nine month periods ended September 30, 2000 and 1999, but decreased to 30.1% from 35.6% of net revenues, again primarily due to the difference in revenues. We did increase our personnel costs, however, this increase was offset by reductions in contract programming costs.

        General and Administrative Expenses

        Our general and administrative expenses represent operating expenses that are not included as costs of sales, selling and marketing or research and development. Our general and administrative expenses decreased by $176,000 in the third quarter of 2000 from the third quarter of 1999, a decrease to 29.2% from 63% of net sales. Our general and administrative expenses decreased by $268,000 in the nine months ended September 30, 2000, a decrease to 29% from 37.3% of net revenues. General and administrative expenses decreased in the third quarter of 2000 compared to the third quarter of 1999 primarily as the result of reductions in employee-related expenses and savings from non-recurring legal and commission fees incurred during the acquisition of PCS in September of 1999. General and administrative expenses decreased in the first nine months of 2000 compared to the first nine months of 1999 primarily due to reductions in employee related expenses. The effects of these reductions were partially offset by increases in the amortization of goodwill due to the TouchStone Checkit and QuickStart consulting acquisitions and an increase in bad debt expense. It is management's intent to tightly control and keep relatively constant general and administrative costs; however, this is dependent upon the level of acquisition activity and our growth, among other things.

        Income Taxes

        Income tax expense was $52,000 for the nine months ended September 30, 2000 compared $831,000 for the nine months ended September 30, 1999. During the third quarter of 1999, we increased our income tax valuation allowance to offset all deferred tax assets. This decision was reached when it was determined that the recent historical results of operations provided insufficient evidence that the deferred tax assets would be realized. The current year tax expense of $52,000 relates to taxes on foreign income.

        Liquidity and Capital Resources

        Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $1.9 million in the nine months ended September 30, 2000 compared to $2.7 million in the nine months September 30, 1999. The primary operating use of cash during the both periods was the Company's net loss.

            On September 2, 2000, we purchased the eBusiness consulting practice of QuickStart Technologies, Inc., for Common Stock valued at $458,000. On July 31, 2000 the Company acquired the CheckIt(R) line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation, for 108,000 shares of Smith Micro Common Stock valued at $560,000 and $25,000 cash. On April 9, 1999, we used $1.1 million in cash and 409,164 shares of our Common Stock to acquire all of the outstanding capital stock of STF Technologies, Inc. (STF).

        At September 30, 2000, the Company had $7.2 million in cash and cash equivalents and $9.7 million of working capital. The Company had $5.0 million of accounts receivable, net of allowance for doubtful accounts and other adjustments. The Company has no significant capital commitments, and currently anticipates that growth in capital expenditures will not vary significantly from recent periods.

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

        -      changes in our strategy; and

        -      personnel changes.

        While we historically have not experienced significant fluctuations in our sales from season to season, we may face greater seasonality in our sales in the future. Many of our OEM customers experience seasonality in their sales, which may affect their buying patterns from us. In addition, as we increase our sales of retail products and consulting services, we expect to experience greater seasonality in our sales.

        Because We Currently Operate With Little Backlog, Our Revenues in Each Quarter are Substantially Dependent on Orders Booked and Shipped in that Quarter. We currently have backlog orders only in our Internet Solutions division for our consultative sales and we only began building this backlog during the nine months ended September 30, 2000. In our other divisions, we operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers' actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. If orders in the first month or two of a quarter fall short of expectations, it is likely that we will not meet our revenue targets for that quarter. If this happens, our quarterly operating results would be adversely affected.

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

        We have Depended Upon a Small Number of OEM Customers. Sales to our three largest OEM customers accounted for approximately 19.1% of our net revenues in the nine months ended September 30, 2000, 26.8% of our net revenues for the year 1999 and 33.0% of our net revenues for the year 1998. Although we have begun to diversify our product lines, we expect that we will continue to be dependent upon orders from our major OEM customers for a significant portion of our revenues in future periods. However, none of these customers is obligated to purchase any of our products. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities in any quarter would have an adverse effect on our results of operations. In addition, certain of our OEM customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major OEM customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, experience a decrease in orders from that customer or a delay in orders previously made by that customer. Moreover, if one of our existing OEM customers acquires another existing OEM customer, the concentration of our revenues from the combined companies could increase if the combined companies continue to purchase our software products. Although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.

        Our Operating Results Have Been Substantially Dependent upon One Family of Products Sold to Original Equipment Manufacturers. In the past we have derived a significant portion of our revenues from a relatively small number of products. Sales of our QuickLink related products represented approximately 19.1% of our net revenues in the nine months ended September 30, 2000, 37.1% of our net revenues for the year 1999 and 55.3% of our net revenues for the year 1998. We have continued to diversify our product offerings and have less of a dependency on these products. However, as our revenues from these software products continue to decline, whether as a result of competition, technological change, price pressures or other factors and if our efforts to replace these sales through the addition of new products are not successful, our business could be seriously impaired.

        Our Efforts to Develop a Market for Our Retail Software Products Require Substantial Investments that May Adversely Affect Our Operating Margins. We are continuing our efforts to develop a market for our retail software products. With the acquisition of the TouchStone Checkit products on July 31, 2000, we have added the following products under the Smith Micro CheckIt brand:
CheckIt(R) NetOptimizer, CheckIt(R) Utilities; CheckIt(R) FastMove(R); and CheckIt(R) Suite to our existing line of retail software products that includes WebCatalog Builder, Internet CommSuite, HotFaxMessageCenter, HotFax, VideoLink Mail, FAXstf, HotPage and HotFaxShare. Sales of our retail products represented approximately 25.6% of our net revenues in the nine months ended September 30, 2000, 32.1% of our net revenues for the year 1999 and 24.8% of our net revenues for the year 1998. In order to strengthen our product recognition and build distribution channels for our retail products, we will have to make significant investments in advertising, trade shows, public relations, distributor relationships and a dedicated sales force. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

        We May Not be Able to Develop and Maintain Relationships with Distributors and Retailers to Sell Our Retail Software Products. We rely on distributors, retailers, Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our retailers include Staples, CompUSA, Office Depot, OfficeMax and numerous Internet retail stores, among others. As a result, net revenues to Ingram Micro, a retail distributor, were 20.9% of our net revenues in the nine months ended September 30, 2000, 23.4% of our net revenues for the year 1999 and 18.0% of our net revenues for the year 1998. Our ability to maintain distributor and retailer relationships is largely a function of our sales volume. If we do not meet certain minimum volume requirements, we may not be able to maintain our relationships with our current distributors and retailers. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. Many of our retailers and VARs carry product lines that are competitive with our retail software products. These retailers and VARs may not give a high priority to the marketing of our products or may not continue to carry our products. In addition, our retailers and VARs may change their inventory strategies, with little or no warning to us. In many cases, such changes in inventory strategy may not be related to end user demand. If this happens our retail sales may be adversely affected. We may not be successful in recruiting new VARs and retailers to represent us.

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

        Our Future Success Will Partially Depend on the Level of Market Acceptance of Our Internet Communications Products, Video Related Products and eCommerce products and services. We continue to focus significant resources on the development and introduction of Internet telephony and video communications products and services, including our currently released products: Internet CommSuite and QuickLink Mobil 2000. Subsequent to our merger with PCS, we increased the level of resources directed at our eCommerce product group and we expect to continue to focus significant resources on the development, marketing and selling of eCommerce products and services, including our currently released products: WebCatalog and WebCatalog Builder. Lack of market acceptance for these products or other similar products could have an adverse impact on our business. In addition, we may experience delays in or non-completion of the development of new software for these products, which could adversely affect our competitive position in these markets. Such products compete in new and rapidly changing markets and we cannot be certain that our products will receive or gain market acceptance. Our first Internet communications software product was released in September 1998. This software product includes a number of Internet communications tools such as telephony, fax, multimedia e-mail, video conferencing, video security and others. Our initial sales of this product were made to retail channels and did not include significant orders from OEM customers. We introduced our first video communications software in 1996. Since that time, our sales volume for such product has achieved only modest growth and has not become a significant part of net revenues. Our first eCommerce software product was released in late 1995. The current version of this software product enables businesses of all sizes to create and operate online Internet storefronts and web sites. Sales of this product line have primarily been made through VARs and direct sales to businesses. Revenue from this product group has achieved modest growth and has not become a significant part of net revenues. Our Internet telephony and video communications software products compete against several competitors, including White Pine, Logitech, Intel, Microsoft and VocalTech and our eCommerce software products also compete against several competitors, including Intershop, Intel, IBM, Yahoo and others, some of whom have greater financial and other resources than we do. We cannot be certain that we will be able to compete successfully against these and any future competitors in the Internet communications, video conferencing software markets or eCommerce software market.

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

        We Face Significant Competition from Software Vendors in the Retail Market. Our principal fax related retail products, HotFaxMessageCenter and HotFax, compete directly with Symantec's WinFax Pro. Our new Internet communications software products, Internet CommSuite and VideoLink pro, compete with product offerings by Microsoft, Intel, White Pine and VocalTech, among others. Our new CheckIt products: CheckIt(R) NetOptimizer, CheckIt(R) Utilities; CheckIt(R) FastMove(R); and CheckIt(R) Suite, compete with McAfee's Office Pro 2000, Symantec's SystemWorks 2000 and Ontrack's SystemSuite 2000, among others. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

        Our Planned Expansion of Our International Business Activities May Make Us More Susceptible to Global Economic Factors, Foreign Business Practices and Currency Fluctuations. We presently operate in foreign markets and intend to expand our international presence. Export net revenues represented 14.5% of our net revenues in the nine months ended September 30, 2000, 17.8% of our net revenues for the year 1999 and 21.5% of our net revenues for the year 1998. We may not be able to continue to generate significant international sales. Our international business activities are subject to a number of risks, including:

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

        We Must Continue to Hire and Retain Key Personnel in an Intensely Competitive Labor Market. Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products and introduce enhanced future applications. We are also dependent on our ability to identify, hire, train, retain and motivate highly specialized consulting workforce in order to continue to service our consulting clients. A high level of employee mobility and an aggressive approach to the recruiting of skilled personnel characterize the software and consulting industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, consulting service, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to attract and retain key personnel, we may need to grant additional options and provide other forms of incentive compensation.

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

        Our Customers May Continue to Switch to the Pre-Loaded or CD-ROM Versions of Our Products, Which May Adversely Affect Our Operating Results. We primarily sell our software in a kit that includes a disk or CD-ROM and a manual. However, some of our customers "pre-load" our software onto a CD, diskette or the hard drive of a personal computer and pay us a royalty based on units produced or shipped. These arrangements eliminate the need for us to provide a disk or CD-ROM and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for us and eliminate our ability to generate revenues from our production facilities. We believe that our production facilities contribute profits to our operations. Currently, we have the capability to produce our products in-house on 3 1/2-inch diskettes. However, we do not currently have the capability to produce CD-ROMs internally and the cost to develop such production capability may be prohibitive. As the size of software programs grows, CD-ROM is becoming a more prominent medium. We currently contract CD-ROM production to specialized CD-ROM facilities. If more of our customers request product pre-loads and CD-ROM versions of our products, our operating results could be adversely affected.
<<<This has happened . . . doesn't hurt to leave but needs to go away at some point>>>

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

        Our Officers and Directors Could Control Matters Submitted to Our Stockholders. As of October 31, 2000, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.3% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

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

        Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline. As of October 31, 2000, we had 16,231,791 shares of Common Stock outstanding. Of this amount, the 9,786,670 shares held by William Smith and Rhonda Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William Smith, Rhonda Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable price stock plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award's original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on the Company's financial position.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently evaluating the impact, if any, SAB 101 will have on its financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        Smith Micro's financial instruments include cash and cash equivalents. At September 30, 2000, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

        It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at September 30, 2000.

        PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In September 2000, the company acquired the eBusiness consulting practices of QuickStart Technologies,, Inc. for 100,000 shares of Smith Micro Common Stock, plus up to a maximum of $150,000 to be paid in accordance with an earn out provision expiring on November 30, 2000. In July 2000, the Company acquired the CheckIt line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation for 108,000 shares of Smith Micro Common Stock and $25,000 in cash.

        None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering and the company believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


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

3.1.1       Amendment to the Amended and                Incorporated by reference to Exhibit 3.1.1
            Restated Certificate of                     to the Registrant's Quarterly Report on
            Incorporation of the Company                Form 10-Q for the period ended June 30,
                                                        2000.

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

10.1        Form of Indemnification Agreement.          Incorporated by reference to Exhibit 10.1
                                                        to the

 Exhibit
   No.                      Title                                 Method of Filing
 -------                    -----                                 ----------------
                                                        Registrant's Registration Statement No.
                                                        33-95096

10.2        1995 Stock Option/Stock Issuance            Filed Herewith
            Plan, as amended.

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

10.14       Amendment No. 1 To Office Building          Incorporated by reference to Exhibit 10.14
            Lease, dated July 9, 1993, by and           to the Registrant's Registration Statement
            between                                     No. 33-95096

 Exhibit
   No.                      Title                                 Method of Filing
 -------                    -----                                 ----------------
            the Company and Pioneer Bank.

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building          Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by          to the Registrant's Annual Report on Form
            and between the Company and World           10-K for the fiscal year ended December
            Outreach Center.                            31, 1997

10.23       Software licensing and Distribution         Incorporated by reference to Exhibit 10.23
            Agreement dated December 1, 1998, by        to the Registrant's Annual Report on Form
            and between the Company and 3Com            10-K for the fiscal year ended December
            Corporation                                 31, 1998

10.24       Stock Purchase Agreement dated as of        Incorporated by reference to Exhibit 2 to
            April 9, 1999 by and among Smith            the Registrant's Current Report on Form
            Micro Software, Inc. STF                    8-K filed with the Commission on April 23,
            Technologies, Inc. and the                  1999
            Shareholders of STF Technologies,
            Inc.

10.25       Amendment No. 7 to Office Building          Incorporated by reference to Exhibit 10.25
                                                        to the

 Exhibit
   No.                      Title                                 Method of Filing
 -------                    -----                                 ----------------
            Lease, dated November 5, 1999, by           Registrant's Annual Report on Form
            and between the Company and World           10-K for the fiscal year ended December
            Outreach Center.                            31, 1999

27          Financial Data Schedule.                    Filed Herewith


(B) REPORTS ON FORM 8-K

        No such reports were filed during the three months ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SMITH MICRO SOFTWARE, INC.

November 13, 2000                    By /s/ WILLIAM W. SMITH, JR.
                                        -------------------------
                                     William W. Smith, Jr.
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

November 13, 2000                    By /s/ RICHARD C. BJORKMAN
                                        -----------------------
                                     Richard C. Bjorkman
                                     Chief Financial Officer
                                     (Principal Financial Officer)

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

3.1.1       Amendment to the Amended and                Incorporated by reference to Exhibit 3.1.1
            Restated Certificate of                     to the Registrant's Quarterly Report on
            Incorporation of the Company                Form 10-Q for the period ended June 30,
                                                        2000.

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

10.1        Form of Indemnification Agreement.          Incorporated by reference to Exhibit 10.1
                                                        to the Registrant's Registration Statement
                                                        No. 33-95096

10.2        1995 Stock Option/Stock Issuance            Filed Herewith
            Plan, as amended.

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
            Business Machines Corporation.


 Exhibit
   No.                      Title                                 Method of Filing
 -------                    -----                                 ----------------

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
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building          Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by          to the Registrant's Annual Report on Form
            and between the Company and World           10-K for the fiscal year ended December
            Outreach Center.                            31, 1997

10.23       Software licensing and Distribution         Incorporated by reference to Exhibit 10.23
            Agreement dated December 1, 1998, by        to the Registrant's Annual Report on Form
            and between the Company and 3Com            10-K for the fiscal year ended December
            Corporation                                 31, 1998

10.24       Stock Purchase Agreement dated as of        Incorporated by reference to Exhibit 2 to
            April 9, 1999 by and among Smith            the Registrant's Current Report on Form
            Micro Software, Inc. STF                    8-K filed with the Commission on April 23,
            Technologies, Inc. and the                  1999
            Shareholders of STF Technologies,
            Inc.


 Exhibit
   No.                      Title                                 Method of Filing
 -------                    -----                                 ----------------

10.25       Amendment No. 7 to Office Building          Incorporated by reference to Exhibit 10.25
            Lease, dated November 5, 1999, by           to the Registrant's Annual Report on Form
            and between the Company and World           10-K for the fiscal year ended December
            Outreach Center.                            31, 1999

27          Financial Data Schedule.                    Filed Herewith