Form 10-K
period 2000-12-31
SMITH MICRO SOFTWARE INC
filed 2001-03-29
CIK 948708

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

                  For the fiscal year ended December 31, 2000

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
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


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

        The Registrant does not have different classes of Common Stock. As of March 19, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $13,308,789, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

        As of March 19, 2001, there were 16,232,416 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 15, 2001, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Report.

================================================================================

                           SMITH MICRO SOFTWARE, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
                                           PART I

Item 1.     BUSINESS......................................................................      3
Item 2.     PROPERTIES....................................................................     13
Item 3.     LEGAL PROCEEDINGS.............................................................     13
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............................     13

                                           PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....     14
Item 6.     SELECTED FINANCIAL DATA.......................................................     16
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS....................................................................     17
Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK....................     29
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................     30
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................................     31

                                          PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS..............................................     32
Item 11.    EXECUTIVE COMPENSATION........................................................     32
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............     32
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................     32

                                           PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K......................................................................     33

                            -------------------------

        THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 22 OF THIS ANNUAL REPORT, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        We develop and sell diagnostic utilities, communications and eCommerce software for personal and business use. We also offer and professional services consulting which include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. Our objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. Our products enable personal communication through telephony, fax, multimedia email, data, paging, wireless communications, desktop and Internet utilities, video security and video conferencing. Our eCommerce, eBusiness and network faxing software and professional services enable small, medium and large businesses to create and launch online Internet storefronts and enhance their corporate infrastructure which we believe allows these businesses to operate with greater efficiency.

        We were first incorporated in California in 1983 and later reincorporated in Delaware in 1995. In 1985, we shipped our first data communication software product. At that time, we generated revenues primarily form the market acceptance of our OEM fax and data communication software products. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and Internet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video surety, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LANs and WANs. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems.

        In April 1999, we expanded our Macintosh division with the acquisition of STF Technologies, Inc. This acquisition enhanced our ability to develop and sell communications (primarily fax) software to the Macintosh market. Our Macintosh division is currently working to provide Internet telephony products for this market. In September 1999, we acquired Pacific Coast Software so that we could offer eCommerce business solutions. In July 2000, we acquired the TouchStone CheckIt product line (See Note 9 to the consolidated financial statements). We market these products under the Smith Micro CheckIt(R) brand including: CheckIt(R) NetOptimizer, CheckIt(R) Utilities; CheckIt(R) FastMove(R); and CheckIt(R) Suite. CheckIt(R) NetOptimizer analyzes and optimizes wireless, broadband and dialup Internet connections for maximum performance. CheckIt(R) Utilities enables users to uncover potential problems, check PC performance and assess system reliability. CheckIt(R) FastMove is a file synchronization and transfer program for users who work on multiple PCs and also includes file management utilities. In addition, these products will be included as components in the CheckIt(R) Suite product. These products will also be available in special versions for OEM customers along with CheckIt(R) Factory Edition, targeted at PC manufacturers for factory testing and burn-in. Finally, in September 2000 we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies (See Note 9 to the consolidated financial statements).

        Our products for the consumer and business markets are available through Internet sales, retail stores, direct sales, e-tailers and value-added resellers
(VARs). Retail outlets that sell our products include CompUSA, J&R Computer World, Office Depot, Micro Center, Staples, Circuit City, PC Connections, Multiplezones, Amazon, and Fry's Electronics. Our products can be purchased at many online locations, including Buy.com, Beyond.com, Egghead.com. In the original equipment manufacturers (or OEM) market we are a supplier of communication and diagnostic utility software, having shipped over 40 million copies of products. Our OEM customers include manufacturers of wireless devices and services, personal computers, digital cameras, video capture cards, cable modems and data modems. We currently maintain OEM relationships with several companies including Verizon,

Apple, Hewlett Packard, Gateway, Brother International, Philips Consumer Electronics, Viking Components, Zoom, D-Link, Audiovox, LGIC, Kyrocea, USR and 3Com.

        We have recently broadened our consulting capabilities with the acquisition of the professional services business from QuickStart Technologies, Inc. at the end of the third quarter of 2000. The majority of our solutions are Internet-related, focusing on eCommerce and eBusiness, with consulting services that range from supporting our WebCatalog product to complete website design and installation and infrastructure consulting services. We also offer website hosting and co-location services as well as application service provider services for WebCatalog. Our eCommerce customers include Fabian Investment Resources, Boomtown Casino, Biomatrix, Readycrest, Greenmarketplace.com among others. Our infrastructure customers include Trust Company of the West, Beckman-Coulter among others.

INDUSTRY BACKGROUNDS

        Internet Industry - Businesses and consumers are using the Internet to communicate, transact business, share information, and access vast information resources. The increasing demand for Internet access is driving the adoption of new technology that enhances the Internet experience. These advances are found in multimedia personal computers and Internet access devices such as wireless devices, analog modems, cable modems, xDSL modems, network interface cards and software solutions.

        Manufacturers of connectivity devices such as analog modems, cable modems, xDSL modems, wireless devices and network interface cards enable personal computer communication using direct connections, or connections over the Internet, intranets, Local Area Networks and Wide Area Networks. By adopting new technology, these manufacturers have been able to deliver products with higher transmission speeds and increased functionality. The rapid pace of these changes, the need to support a variety of operating systems, including Windows 95, Windows 98, Windows NT, Windows 2000, Windows ME, Windows CE, Unix, Linux and Macintosh, and the desire to differentiate products, present a significant communication software challenge. Manufacturers generally focus on hardware and do not find it cost effective to internally develop software to meet the evolving needs of communication software for multiple platforms. Instead, these manufacturers typically bundle software from outside providers with their hardware.

        As technology develops and communication hardware device manufacturers expand the functionality of communication devices, communication software must be continually upgraded and improved in order for such devices to continue to offer integrated, easy-to-use solutions to enable this functionality to the end user. Emerging telephony applications can provide full duplex speakerphones, complex voicemail functions, wireless Internet access and an enhanced level of information management capabilities to the home and to offices of any size. In addition, video conferencing, which traditionally has been available only to high-end corporate boardrooms at a cost of thousands of dollars, has become increasingly affordable even to home and small business users. Most recently, communication hardware device manufacturers have introduced devices such as cable and xDSL modems that enable high speed Internet access. These devices improve the functionality and efficiency of voice, fax, data and video transmissions over the Internet or intranets. The functionality of communication software must continue to evolve to keep pace with consumer expectations, future hardware functions and the rapidly changing competitive environment.

        Diagnostic Software Industry - Diagnostic software products assist home or corporate users as well as technical services departments of the hardware manufacturers and hardware service companies identify and repair computer system related errors and other problems. As the hardware manufacturers adopt new technology, the diagnostic tools must be continuously improved in order to solve new problems. The challenge is to provide tools that support both the novice and technically savvy technical support personnel.

        Computer Consulting Industry - Corporations continue to upgrade their internal business operations that are dependent upon computer systems, such as database management, accounting systems, computer relations management, sales management, as well as other infrastructure requirements. A corporation's information technology department generally will evaluate whether to design, build or support these systems internally or to contract some or all of this work to specialists with technical expertise. Many corporations choose to use outside consulting contractors for this work in order to focus their resources on their core competencies and avoid the time and expense required to train their own employees.

SMITH MICRO STRATEGY AND PRODUCTS

        In the past, we operated as one business segment in the development and sales of software products. In 2000, we restructured our internal operations and management into two business segments: software products and Internet solutions. The software products operating segment develops and markets our software products, except for eCommerce software. Within software products we further concentrate on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations. The Internet solutions segment provides eCommerce software solutions, eBusiness strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also provides customer hosting. See Note 6 of Notes to Consolidated Financial Statements for financial information related to our operating segments.

        In addition to our internal restructuring in 2000, we added key technologies by acquiring TouchStone Software CheckIt software products and QuickStart's consulting business. These acquisitions have enabled us to broaden our market opportunities as well as our retail product offerings, and develop a consulting service organization within our company.

SOFTWARE PRODUCTS

        The following is a list of the software products we offer, as well as a brief description of their principal features and functions:


WIRELESS & BROADBAND OEM SOFTWARE PRODUCTS

                                       WIRELESS FAX/DATA PRODUCTS

QuickLink(R) Mobile 2000   Turns data capable wireless phones into wireless
                           modems

QuickLink(R) Mobile        Enables users to be able to easily edit wireless
Phonebook                  phonebooks on a PC computer and copy email or PIM
                           databases to the phone

QuickLink(R) Fax 2000      Turns data capable wireless phones into wireless fax
                           modems


                                      DESKTOP FAX/DATA VOICE PRODUCTS

QuickLink(R)               Enables users to exchange faxes and data files with
                           remote modems, fax/modems and fax machines quickly
                           and easily

QuickLink(R)               MessageCenter An integrated voice, fax and data
                           communication software program that lets users
                           receive voice mail and exchange faxes and data files
                           with remote modems, fax/modems, and fax machines
                           quickly and easily


                                              UTILITY PRODUCTS

CheckIt(R) FE (Factory     A diagnostic  utility that is designed to meet the
Edition)                   demanding needs of PC manufacturers and hardware
                           OEM's

                                          VIDEO AND AUDIO PRODUCTS

VideoLink(R)               Enables video and audio communications over the
                           Internet, intranet or ordinary telephone lines using
                           a standard analog modem connection

VideoLink(R) Mail          Allows users to attach audio/video messages to
                           emails as self-extracting files that can be opened by
                           recipients without special software

AudioLink(R) (conexs)      Enables users to make audio calls anywhere in the
                           world with the convenience and cost-efficiency of the
                           Internet


MACINTOSH OEM SOFTWARE PRODUCTS


FAXstf(TM)                 Enables users to exchange faxes and data files with
                           remote modems, fax/modems, and fax machines quickly
                           and easily

VideoLink(R) Pro           Enables users to converse with video and voice over a
                           standard telephone line, Internet Wide Area Networks
                           (WANs) and Local Area Networks (LANs)


RETAIL SOFTWARE PRODUCTS

                                          WIRELESS DATA PRODUCTS

QuickLink(R) Mobile 2000   Turns data capable wireless phones into wireless
                           modems


                                             UTILITY PRODUCTS

CheckIt(R) Utilities       Provides end-users the hardware information they
                           need to evaluate, fine-tune and manage their systems


CheckIt(R)
NetOptimizer(TM)           An Internet performance utility that
                           actually speeds up Internet usage by actually
                           adjusting computer modem, port and software settings
                           to accept data faster from the Internet


CheckIt(R) FastMove(TM)    A program that lets users copy files,
                           folders or directories with the single simple click
                           of a button


CheckIt(R) Pro             A full-featured diagnostic tool that is designed
                           to meet the demanding needs of today's PC Technicians
                           and Support Personnel

                               DESKTOP & NETWORK FAX/DATA VOICE PRODUCTS

HotFax(R) MessageCenter    An integrated voice, fax and data
                           communication software program that lets users
                           receive voice mail and exchange faxes and data files
                           with remote modems, fax/modems, and fax machines
                           quickly and easily

HotFax(R) MessageCenter    An integrated voice, fax and data communication
Pro -- for the Mac         software program that lets users receive voice mail
                           and exchange faxes and data files with remote modems,
                           fax/modems, and fax machines quickly and easily


HotFax(R)                  Enables users to exchange faxes and data files with
                           remote modems, fax/modems, and fax machines quickly
                           and easily

HotFax(R) Share            A client/server net faxing solution that
                           eliminates the need for phone lines at every desktop,
                           which reduces cost and network management


                                         VIDEO AND AUDIO PRODUCTS

VideoLink(R) Mail          Allows users to attach audio/video messages to
                           emails as self-extracting files that can be opened by
                           recipients without special software

Internet CommSuite(TM)     An all-in-one Internet communications product
                           enabling users to add voice and video to e-mail and
                           on-line chat


        Wireless and Broadband Products. We manufacture, market and sell value-added wireless telephony, video and audio Internet communications, diagnostic utilities, and core fax and data telephone software products. We offer software products for Windows 98, Windows 95, Windows NT, Windows 2000, Windows ME, Unix and Linux operating systems. With our strong engineering focus and our relationships with wireless device, cable modem, xDSL modem, camera, personal computer, chip manufacturers and analog modem manufacturers, we strive to develop communication and diagnostic utility software in anticipation of changes in product design and to customize our OEM software to meet specific customer requirements. To address the complexity of personal computer communication and diagnostic utilities, we have consistently developed products that we believe are intuitive and easy-to-use. Our strategy is to build upon the easy-to-use reputation of our OEM software products to encourage new users to migrate to our retail products, as they require higher levels of functionality.

        Our products are targeted to both original equipment manufacturers and retail customers. Our OEM customers include cell phone manufacturers, digital video camera manufactures, personal computer manufacturers, wireless service providers, analog, cable and DSL modem manufacturers. In addition, our custom engineering services bring more than 20 years of hardware and software experience to OEMs seeking to better market their products by adding additional product features, removing unwanted features, customizing existing features and translating an application into additional languages.

        Macintosh Products. With the acquisition of STF Technologies in 1999, we became a major provider of communications software fax products for home and business users of Apple's Macintosh. In 2000, we added the only industry standard video conferencing technology.

        Retail Products. Part of our focus within our software products segment is selling our products, including our Macintosh and wireless and broadband products, to the retail market. We sell our retail products to the larger North American distributors and retailers, as well as the regional and smaller national distributors, catalogs and

Internet resellers. We also sell our products internationally with customers ranging from distributors, value-added resellers and large resellers. We also sell our retail products to value-added resellers through our VAR Plus program. The VAR Plus program includes appropriate discounts on our retail products, preferential technical support and marketing support.


INTERNET SOLUTIONS

        The acquisition of Pacific Coast Software in 1999 marked our entry into the professional services consulting eCommerce market. The third quarter 2000 acquisition of the professional services business from QuickStart Technologies, Inc. expanded the consulting business that the division can offer to a complete end-to-end corporate infrastructure consulting service. In addition, the division develops and sells retail products and technologies for the Internet commerce space.

The professional services are broken out into the following areas:

        Business Intelligence helps clients to warehouse, extract, and integrate data for enhanced accessibility and effective decision support

        eBusiness Strategy--provides complete strategy consulting, as well as research and development for companies in all stages of eBusiness evolution from initial strategy and planning, through design and development, to final hosting and maintenance

        eCommerce Solutions utilizes the latest tools and technologies to develop eBusiness sites

        Infrastructure provides plan, design, integration and implementation of new enterprise packages into our client's existing infrastructure.

        Customer Relationship Management implements innovative ways to increase revenue per transaction and transactions per customer by reducing sales cycles and selling costs, shortening problem resolution, lowering service and support costs, increasing customer satisfaction, increasing campaign effectiveness, accurate forecasting and selling in context staffing.



        The following is a list of the products we offer in our Internet Solutions segment:


                                             WIRELESS PRODUCTS

Wireless WebDNA(TM)        An additional function that can be added to a Web
                           site built using WebCatalog that enables WAP
                           capability.


                                          WEB SITE BUILDING TOOLS

WebCatalog(TM)             Provides the tools necessary to develop a Web site or
                           an eCommerce Web store supporting Windows, Mac, Unix
                           and Linux.

WebDNA(TM)                 Enables web sites to be created with standard HTML
                           text files.

WebCatalog(TM) Builder -   Provides an easy-to-use process to design and Launch
for Windows                a Web store on the Mac operating system.

WebCatalog(TM) Builder -   Provides an easy-to-use process to design and Launch
for the Mac                a Web store on the Mac operating system.

ACQUISITIONS

        In September 2000, the Company acquired the eBusiness consulting practice of QuickStart Technologies, Inc. As a result of this acquisition, we now have a comprehensive suite of services to assist middle market clients in planning, implementing and supporting eBusiness initiatives. These services include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness.

        In July 2000, we acquired the CheckIt(R) line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation. We market these products under the Smith Micro CheckIt brand including: CheckIt(R) NetOptimizer(TM), CheckIt(R) Utilities; CheckIt(R) FastMove(TM); and CheckIt(R) Suite. CheckIt(R) NetOptimizer(TM) analyzes and optimizes wireless, broadband and dialup Internet connections for maximum performance. CheckIt(R) Utilities enables users to uncover potential problems, check PC performance and assess system reliability. CheckIt(R) FastMove(TM) is a file synchronization and transfer program for users who work on multiple PC's and also includes file management utilities. These products will also be included as components in the CheckIt(R) Suite product. These products will also be available in special versions for OEM customers along with CheckIt(R) Factory Edition, targeted at PC manufacturers for factory testing and burn-in.

        In September 1999, Smith Micro acquired all of the outstanding capital stock of Pacific Coast Software. Headquartered in San Diego, California, PCS is now a wholly owned subsidiary of Smith Micro. PCS is a developer and publisher of eCommerce software products and provides development and web hosting services to its customers.

        In April 1999, Smith Micro acquired all of the outstanding capital stock of STF Technologies, Inc. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. Headquartered in Concordia, Missouri, STF is now a wholly owned subsidiary of Smith Micro.

SALES AND MARKETING

        Our products are available worldwide to customers through channels that include distributors, retail, mail order, corporate resellers, Internet-based resellers or "e-tailers," value added resellers, original equipment manufacturers and educational institutions. We also sell some of our products and product upgrades over the Internet through our own webstore.

        We maintain distribution relationships with major independent distributors. These distributors stock our products for redistribution to independent dealers, consultants and other resellers. We also maintain relationships with major retailers, while marketing to these retailers through independent distributors. Our sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers. We also work closely with them to manage promotions and other selling activities.

        Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause. These distributors are not within our control and are not obligated to purchase products from us. These distributors also represent other vendors' product lines. For information with respect to distributors that represent more than 10% of our revenues, see Note 6 of Notes to Consolidated Financial Statements of this Form 10-K.

        Our marketing activities include advertising in trade, technical and business publications, on-line advertising, public relations, cooperative marketing with distributors, resellers and dealers, direct mailings to existing and prospective end-users and participation in trade and computer shows.

        We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We are generally not contractually obligated to accept returns, except for defective and damaged products. However, we may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In addition, we may provide markdown allowances, which consist of credits given to customers to induce them to lower the retail sales price of certain products in an effort to increase sales to consumers and to help manage our customers' inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and we manage our returns and markdown allowances through our authorization procedure, we could choose to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. We consider return requests on a case-by-case basis, taking into consideration factors such as the products involved, the customer's historical sales volume and the customer's credit status. As a percentage of our net revenues, retail sales represented 25.9% in our revenues in 2000, 31.9% of our revenues in 1999 and 24.8% of 1998 revenues For further discussion, see Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements in this Form 10-K.

        Our OEM market continues to evolve as we continue to offer new communications products and OEMs adopt new technologies and software bundling techniques. Our OEM customers include cell phone manufacturers, personal computer and camera manufacturers. These manufacturers bundle or pre-load our software products with their own hardware products. We have translated our products into as many as 18 languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.

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

        The three largest OEM customers, and their respective affiliates, in each year, have accounted for 20.6% of our net revenues in 2000, 26.8% of our net revenues in 1999 and 33.0% in 1998. Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of any of our major OEM customers, decisions by a significant OEM customer to substantially decrease purchases or our inability to collect receivables from these customers could have an adverse effect on our business. We allow our OEM customers to return unused software. To date, however, such returns have been insignificant.

        Our consulting service assists customers in deploying and using computer operating systems, applications, and communications products. This group works out of our Internet solutions group and helps create enterprise-wide computing solutions for large corporate accounts. We work with Microsoft Consulting Services as a Certified Solutions Provider. Through this relationship we are able to provide to our customers a wide range of Microsoft product-related services and technology solutions implemented with our consultants' high levels of technical skill and knowledge.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

        We provide technical support and customer service through our web site, email, telephone and fax. OEM customers generally provide their own primary customer support functions and rely on us for back-up support for their own technical support personnel. We provide technical support to end users of OEM customers through the technical support section of our web site.

PRODUCT DEVELOPMENT

        The software industry, particularly the Internet and wireless/broadband markets, are characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware and silicon chip manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. In addition, we participate in software product developer programs sponsored by key industry companies such as Microsoft, Intel and Apple.

MANUFACTURING

        Our software is sold in three forms. Our software is sold in a package that includes diskettes or a CD-ROM, a manual and certain other documentation or marketing material. We also permit certain of our OEM customers to duplicate their own diskettes or CD-ROMs and pay us a royalty based on usage. This method of sale does not require us to provide a disk or manual. Finally, we grant licenses to certain OEM customers that enable those customers to pre-load a copy of our software onto a personal computer's hard drive. With the corporate sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

        Our product development groups produce a master set of CD-ROMs or diskettes and documentation for each product that is then duplicated and packaged into products by the manufacturing organization. Purchasing of all raw materials is done by Smith Micro Software personnel in our Aliso Viejo, California facility. The manufacturing steps that are subcontracted to outside organizations include the replication of CD-ROMs, printing of documentation materials and assembly of the final packages. We perform diskette duplication and assembly of the final package in our Aliso Viejo, California manufacturing facility.

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

        We believe that the principal competitive factors affecting the communication and diagnostic utility software market include product features and ease of use, willingness of the vendor to customize the product to fit customer-specific needs, product reputation, product quality, product performance, price, customer service and support and the effectiveness of sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

        Because there are relatively low barriers to entry in the communication and diagnostic utility software market and because rapidly changing technology is constantly creating new opportunities in this market, we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as fax and data applications merge with video and audio applications and the emerging cellular, wireless and Internet telephony markets develop. The markets in which we compete have been characterized by the consolidation of established communication software suppliers and we believe that this trend may continue, which may lead to the creation of additional large and better-financed competitors. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business.

        We face competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating systems, Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including us. We also compete with Symantec, McAfee, CUseeMe and AVT, among others, for communication software products.

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

PROPRIETARY RIGHTS AND LICENSES

        Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and patent, copyright and trademark law that may afford only limited protection. We apply for various patents and trademarks to protect intellectual property. We seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Prior to becoming a publicly held entity, we did not require our employees to execute confidentiality agreements with us. The steps that we have taken to protect our proprietary technology may not be adequate to deter misappropriation of our proprietary information or prevent the successful assertion of an adverse claim to software utilized by us. In addition, we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce those rights.

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


EMPLOYEES

        As of December 31, 2000, Smith Micro had a total of 117 employees, of which 51 were engaged in engineering, 38 were in sales and marketing, ten were in customer support, 12 were in finance and administration and six were in manufacturing. We utilize temporary labor to assist during periods of increased manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.


ITEM 2. PROPERTIES

        Our principal administrative, sales and marketing, customer support and research and development facility is located in approximately 28,500 square feet of space in Aliso Viejo, California. We have leased this facility through March 31, 2003. We also lease a facility of approximately 7,000 square feet in San Diego, California pursuant to a lease that expires July 31, 2005. We operate our Internet solutions segment out of our San Diego facility and a portion of our Aliso Viejo facility, with the remaining facilities serving our software products segment. Our other locations include a facility of approximately 3,100 square feet in Beaverton, Oregon pursuant to a lease which extends through February 28, 2005, a facility of approximately 1,900 square feet in Boulder, Colorado pursuant to a lease which extends through August 31, 2002, a facility of approximately 3,000 square feet in Lee's Summit, Missouri pursuant to a lease that expires August 31, 2004, and a facility of approximately 2,000 square feet in Plano, Texas, pursuant to a lease which extends through August 31, 2003. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

There were no pending legal issues at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

Our common stock is traded on the Nasdaq National Market under the symbol "SMSI." The high and low closing sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

                                               High           Low
                                               ----           ---
YEAR ENDED DECEMBER 31, 2000:
First Quarter                                $32              2 3/4
Second Quarter                                17 7/16         4 3/8
Third Quarter                                  7 1/2          3
Fourth Quarter                                 3 1/4            3/4

YEAR ENDED DECEMBER 31, 1999:
First Quarter                                  3 7/8          1 7/8
Second Quarter                                 3 7/8          1 13/16
Third Quarter                                  3              1 1/2
Fourth Quarter                                11 3/4            5/8

YEAR ENDED DECEMBER 31, 1998:
First Quarter                                  5 9/16         1 9/16
Second Quarter                                 4 7/16         2 1/4
Third Quarter                                  2 3/4          1 1/4
Fourth Quarter                                 4 3/8          1 7/16


On March 19, 2001, the closing sale price for our common stock as reported by Nasdaq was $2.0625.

HOLDERS

As of March 19, 2001, there were 116 holders of record of our common stock.

DIVIDENDS

We have never paid any cash dividends on our common stock and we have no current plans to do so.

RECENT SALES OF UNREGISTERED SECURITIES

None.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

        The effective date of our first registration statement filed on Form S-1 (Registration No. 33-95096) under the Securities Act of 1933, as amended, was September 18, 1995. The class of securities registered was common stock. The offering commenced on September 19, 1995 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist LLC and Oppenheimer & Co., Inc.

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

        As of December 31, 2000, we had used the net proceeds from the offering as follows: $4,188,000 to repay amounts due under a promissory note issued by us to certain of our stockholders as a part of a distribution of retained earnings in connection with our prior S corporation status, $3,011,000 for our acquisition of Performance Computing Incorporated, which was consummated in March 1996, $1,091,000 for our acquisition of STF which was consummated in April 1999, $458,000 for our acquisition of technology assets from Mitek Systems, Inc., which was consummated in January 1998, $73,000 for our acquisition of the CheckIt(R) products from TouchStone Software Corporation in July 2000, $94,000 for the consulting division of QuickStart Technologies in September 2000, $190,000 in the acquisition of other technologies and $6,900,000 has been used for working capital requirements. We have invested the remainder of the net proceeds from the offering in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the registration statement.

\
ITEM 6. SELECTED FINANCIAL DATA


                                                       YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------
                                            2000      1999       1998      1997      1996
                                           -------   -------    -------   -------   -------
                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Revenues:
  Software                                 $11,143   $10,700    $10,151   $12,229   $22,483
  Consulting                                 2,595
                                           -------   -------    -------   -------   -------
Total Net Revenues                          13,738    10,700     10,151    12,229    22,483
Cost of Revenues:
  Software                                   2,499     2,476      2,911     3,868     6,808
  Consulting                                 1,150
                                           -------   -------    -------   -------   -------
Total Cost of Revenues                       3,649     2,476      2,911     3,868     6,808
                                           -------   -------    -------   -------   -------
Gross profit                                10,089     8,224      7,240     8,361    15,675
Operating expenses:
   Selling and marketing                     5,578     6,135      3,984     3,725     3,275
   Research and development                  4,041     3,826      3,416     3,420     3,491
   General and administrative                3,985     3,923      3,556     4,227     3,879
   Acquired in-process research
     and development                                                                  5,169
                                           -------   -------    -------   -------   -------
Total operating expenses                    13,604    13,884     10,956    11,372    15,814
                                           -------   -------    -------   -------   -------
Operating loss                              (3,515)   (5,660)    (3,716)   (3,011)     (139)
Interest income, net                           414       447        708       711       837
                                           -------   -------    -------   -------   -------
Income (loss) before income taxes           (3,101)   (5,213)    (3,008)   (2,300)      698
Income tax expense (benefit)                    54       888     (1,112)     (839)    2,435
                                           -------   -------    -------   -------   -------
Net loss                                   $(3,155)  $(6,101)   $(1,896)  $(1,461)  $(1,737)
                                           =======   =======    =======   =======   =======
Net loss per share, basic and diluted      $ (0.20)  $ (0.40)   $ (0.13)  $ (0.10)  $ (0.12)
                                           =======   =======    =======   =======   =======
Weighted average shares, basic
   and diluted                              15,984    15,292     15,075    15,075    14,992
                                           =======   =======    =======   =======   =======


                                                           AS OF DECEMBER 31,
                                          --------------------------------------------------
                                            2000      1999       1998      1997      1996
                                          ---------  --------  --------- ---------  --------
Balance Sheet Data:
Total assets                              $ 15,314   $ 15,929   $20,947   $21,853   $ 24,158
Total liabilities                            2,887      2,097     2,655     1,664      2,501
Retained earnings (accumulated deficit)    (12,378)    (9,223)   (3,122)   (1,226)       235
Total stockholders' equity                  12,427     13,832    18,292    20,188     21,649

        The table set forth above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Smith Micro for the five years ended December 31, 2000 which have been restated to include the operations of Pacific Coast Software on a pooling-of-interests basis as if they had combined with Smith Micro prior to the beginning of the periods from 1996 to 1999.

        You should read this selected consolidated financial data along with the consolidated financial statements and related Notes contained in this Report and in our subsequent reports filed with the SEC, as well as the section of this Report and our other reports titled "Managements Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING THE COMPANY'S STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS WITH THE MEANING OF THE PRIVATES SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OUR SUBSEQUENT REPORTS ON FORMS 10-Q [AND 8-K], THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.


OVERVIEW

        We are a developer and marketer of wireless, communications, diagnostic utility and eCommerce software products and a provider of professional consulting services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions and provide consulting services consisting of integrated Internet business services to middle market companies. Our software includes products developed for the Internet and broad-band technologies, products that enable eCommerce, Internet communications (voice-over-IP), video conferencing, wireless communications, general system utility products and network fax along with traditional computer telephony.

        We continue to develop new products that leverage off our core technologies to address the consumer's use of the Internet and corporate intranets. We intend to leverage our experience and position with original equipment manufacturers, commonly known as OEMs, to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. Our corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranets. Through our consulting services, we offer a comprehensive suite of services to assist middle market clients in planning, implementing and supporting eCommerce, eBusiness and infrastructure initiatives.

        In April 1999, we expanded our Macintosh division with the STF acquisition. Goodwill recorded in the acquisition of STF was $2,271,000 and is amortized over seven years. In September 1999, we merged with PCS to provide eCommerce business solutions. In July 2000, we acquired the TouchStone Checkit product line (See Note 9 to the consolidated financial statements). Acquired technology recorded in the acquisition of the TouchStone CheckIt asset was $721,000 and is amortized over three years through charges against cost of revenues. Also, in September 2000, we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies. (See Note 9 to the consolidated financial statements). Goodwill recorded in the acquisition of the QuickStart unit was $602,000 and is amortized over three years.

        We recognize revenues from sales of our software as completed products are shipped and title passes, from royalties generated as authorized customers duplicate our software, and collection is deemed probable. Revenues for consulting services are recognized as such services are performed. (See Note 1 of the notes to our consolidated financial statements.) We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped.

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

        Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. Our acquisition of the TouchStone product line in September 2000 has significantly increased our retail product offering. We are in various retail outlets, particularly office supply chains such as Staples, Office Depot and Office Max and numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 20.4% of our net revenues in 2000, 23.4% of our net revenues in 1999 and 18.0% of our net revenues in 1998. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. While returns have historically been estimatable, substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

                                      YEARS ENDED DECEMBER 31,
                                   -----------------------------
                                    2000        1999        1998
                                   -----       -----       -----
Net Revenues:
   Software                         81.1%      100.0%      100.0%
   Consulting services              18.9%
                                   -----       -----       -----
Total net revenues                 100.0%      100.0%      100.0%
Cost of revenues:
   Software                         18.2%       23.1%       28.7%
   Consulting services               8.4%
                                   -----       -----       -----
Total cost of revenues              26.6%       23.1%       28.7%
                                   -----       -----       -----
Gross profit                        73.4%       76.9%       71.3%
Operating expenses:
   Selling and marketing            40.6%       57.3%       39.3%
   Research and development         29.4%       35.8%       33.7%
   General and administrative       29.0%       36.7%       35.0%
                                   -----       -----       -----
Total operating expenses            99.0%      129.8%      108.0%
                                   -----       -----       -----
Operating loss                     -25.6%      -52.9%      -36.7%
Interest income, net                 3.0%        4.2%        7.0%
                                   -----       -----       -----
Loss before income taxes           -22.6%      -48.7%      -29.7%
Income tax expense (benefit)         0.4%        8.3%      -11.0%
                                   -----       -----       -----
Net loss                           -23.0%      -57.0%      -18.7%
                                   =====       =====       =====

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

REVENUES

        Total net revenues were $13.7 million, $10.7 million and $10.2 million for 2000, 1999 and 1998, respectively, representing increases of $3 million, or 28.4%, from 1999 to 2000, and $500,000, or 5.4%, from 1998 to 1999. Ingram
Micro, a distribution customer, accounted for 20.4%, 23.4% and 18.0% of total revenues for 2000, 1999 and 1998 respectively.

        Software. Net software revenues were $11.1 million, $10.7 million and $10.2 million in 2000, 1999 and 1998, respectively, representing increases of $400,000, or 4.1%, from 1999 to 2000 and $500,000, or 5.4%, from 1998 to 1999.
The increase in net software revenue from 1999 to 2000 was due, in part, from additional retail sales provided by the TouchStone acquisition which took place in July 2000 and from sales of our new Quick Link Mobile software to cellular phone manufacturers. Software revenues accounted for 81.1% of total revenues in 2000 and were not separately classified in the previous years being reported. Our efforts to diversify our markets generated the growth in our net software revenues with contributions to this increase coming from our retail product sales, additional sales of Apple Macintosh products as a result of the acquisition of STF in April 1999 and eCommerce products resulting from the acquisition of PCS in September 1999.

        Consulting Services. Consulting services revenues were $2.6 million in 2000 and were not significant in 1998 or 1999. Consulting services revenues were generated by the acquisition of PCS in September 1999, which we expanded upon in 2000, and the QuickStart acquisition which took place in September 2000. Consulting services revenue accounted for 18.9% of total revenues in 2000.

COST OF REVENUES

        Cost of Software revenues. Cost of software revenues was $2.5 million, $2.5 million and $2.9 million in 2000, 1999 and 1998, respectively, representing no change from 1999 to 2000 and a decrease of $400,000, or 14.9%, from 1998 to 1999. Cost of software revenue as a percentage of software revenues was 22.4%, 23.1% and 28.7% for 2000, 1999 and 1998, respectively. The decrease in cost of software revenue as a percentage of software revenues from 1999 to 2000 was due primarily to the continuation of increased OEM business being derived from royalties as opposed to kitted product. The decrease in cost of software revenue as a percentage of software revenue from 1998 to 1999 was attributable primarily to an increased amount of OEM business being derived from royalties and an increase in the amount of retail sales in our overall sales mix.

        Cost of Consulting Service revenues. Cost of consulting service revenues was $1.2 million in 2000. Since we did not begin consulting services until September 1999, cost of consulting service revenues was not significant in 1999 and non-existent in 1998. Cost of consulting services revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. Cost of consulting services revenues as a percentage of consulting services revenues in 2000 was 44.3%.

OPERATING EXPENSES

        Selling and Marketing. Selling and marketing expenses were $5.6 million, $6.1 million and $4.0 million in 2000, 1999 and 1998, respectively, representing a decrease of $500,000, or 9.1%, from 1999 to 2000 and an increase of $2.1 million, or 54.0%, from 1998 to 1999. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses in 2000 over 1999 was primarily the result of an approximate $1.0 million reduction in spending for costs related to advertising and trade shows. These savings were partially offset by increases in hiring-related spending increases in our eCommerce business, including salaries and related personnel expenses and facilities expenses which totaled approximately $600,000. The increase in our selling and marketing expenses in 1999 over 1998 was primarily due to increased expenditures for our major retail products, and our expansion efforts in the eCommerce and Macintosh markets.

        Research and Development. Research and development expenses were $4.0 million, $3.8 million and $3.4 million in 2000, 1999 and 1998, respectively, representing an increase of $200,000, or 5.6%, from 1999 to 2000, and an increase of $400,000, or 12.0%, from 1998 to 1999. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our Internet technology. Our development efforts include work on our eCommerce products, Internet telephony and videoconferencing products, including Macintosh versions, wireless products and new digital cameras as they are developed. The increase in our research and development expenses in 2000 over 1999 was primarily due to increases in salaries and related expenses of approximately $287,000 which was offset by reductions in purchased technologies of approximately $92,000. The increase in our research and development expenses in 1999 over 1998 was primarily due to the additional engineering resources acquired in the expansion of our Macintosh Division through the acquisition of STF Technologies.

        General and Administrative. General and administrative expenses were $4.0 million, $3.9 million and $3.6 million in 2000, 1999 and 1998, respectively, representing an increase of $100,000, or 1.6%, from 1999 to 2000, and an increase of $300,000, or 10.3%, from 1998 to 1999. The increase in our general and administrative expenses in 2000 over 1999 resulted when reductions in salaries and related expenses of approximately $757,000 were offset by increases in consulting fees for investor relations of approximately $108,000, bad debt expense of approximately $545,000 primarily related to our eCommerce business and increased amortization expense of approximately $188,000 related to the acquisition of QuickStart in September 2000.

        Interest Income. Interest income was $414,000, $447,000 and $708,000 million in 2000, 1999 and 1998, respectively, representing a decrease of $33,000, or 7.4%, from 1999 to 2000, and a decrease of $261,000, or 36.9%, from
1998 to 1999. Deceases in our interest income, in each of years being reported, are directly related to the reductions in our cash balance. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. (See "Liquidity and Capital Resources" for further discussion elsewhere in this annual report.)

        Provision for Income Taxes. Provision for income taxes was $54,000, $888,000 and a benefit of $1.1 million in 2000, 1999 and 1998, respectively. The provision for income taxes in 2000 is primarily due to taxes on increased foreign income. We increased the provision for income taxes in 1999 over 1998 because we increased our valuation allowance to offset all deferred tax assets. This increase was taken because, we believed at that time, our results of operations provided insufficient evidence that the deferred tax assets will be realized. We may reduce our valuation allowance in the future at such time when there is sufficient evidence that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operations was $2.5 million in 2000 compared to $3.2 million in 1999 and $869,000 in 1998. The primary use of cash in each year was the Company's net loss.

        We used $750,000 in 2000, $1.4 million in 1999, and $811,000 in 1998 for investing activities. Our primary use of cash for investing activities in all years related to our acquisitions, including our acquisition of STF
Technologies in 1999 for $1.1 million in cash and 409,164 shares of our Common Stock. We also invested in property and equipment, including computers and production equipment, during each of 2000, 1999 and 1998.

        In 2000, $732,000 was generated from financing activities, primarily from the exercise of stock options. This compared to $641,000 in 1999, which was offset by the repayment of a loan assumed in the acquisition of STF.

        At December 31, 2000, we had $6.2 million in cash and cash equivalents, $8.7 million of working capital and $4.8 million in accounts receivable, net of allowance for doubtful accounts and other adjustments. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable price stock plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award's original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and was applied as of July 1, 2000. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101 was adopted by the Company in the fourth quarter of 2000 and did not have a significant impact on the Company's consolidated financial statements.

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.


RISK FACTORS


BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

Our quarterly operating results may fluctuate and cause the price of our common stock to fall.

        Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

- the volume of our product sales and pricing concessions on volume sales;

- the size and timing of orders from and shipments to our major customers;

- our ability to maintain or increase gross margins;

- general economic and market conditions;

- variations in the our sales channels or the mix of our product sales;

- the gain or loss of a key customer;

- our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

- the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

- the timing of new product announcements and introductions by us, our competitors or our customers;

- the effect of new and emerging technologies; and

- deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems.

        A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

        Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

We recently began offering new services and products with which have limited prior experience.

        We increased our eBusiness consulting services in September 2000 with the acquisition of the eBusiness consulting practice of QuickStart Technologies, Inc. In addition, we launched a new product line with the acquisition of the CheckIt(R) line of software products from Touchstone Software Corporation and its affiliates in July 2000. The consulting segment of our business accounted for approximately 19% of our revenue in 2000. We expect sales from our consulting practice and the CheckIt(R) product line to constitute an increasing portion of our future revenue growth. However, we have limited prior experience and expertise providing consulting services and in building, managing and marketing a consulting practice. Similarly, although we have established distribution channels and marketing plans for selling retail products, the CheckIt(R) products are new to us and each new product line presents its own unique issues and challenges. We are devoting significant resources to promoting awareness of our consulting services and our consulting-related products, as well as the new CheckIt(R) line of products. However, we cannot provide any assurance that the consulting portion of our business or the CheckIt(R) products will become or remain profitable. If we are unable to build market awareness of the need for these products and services, our business, operating results and financial condition will suffer.

Technology and customer needs change rapidly in our market which could render our products obsolete.

        Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands, keep up with evolving industry standards, including changes in the Microsoft operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today's computing environments and the performance demanded by customers. If the communications software markets do not develop as we anticipate or our products do not gain widespread acceptance in these markets, or if we are unable to develop new versions of our software products that can operate on future operating systems, our business, financial condition and results of operations could by materially and adversely affected.

Competition within our product markets is intense and includes numerous established competitors.

        We operate in markets that are extremely competitive and subject to rapid changes in technology. Microsoft Corporation poses a significant competitive threat to us because the latest Microsoft operating systems, Windows 2000, Windows 98, Windows 95 and Windows NT, include capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the communications capabilities of Windows 2000, Windows 98, Windows 95, Windows NT or other operating systems, sales of our products are likely to decline. In addition, our principal fax related retail products, HotFaxMessageCenter and HotFax, currently compete directly with Symantec's WinFax Pro. Our new Internet communications software products, Internet CommSuite and VideoLink pro, presently compete with product offerings by Microsoft, Intel, White Pine and VocalTech, among others. Our new CheckIt(R) products, CheckIt(R) NetOptimizer, CheckIt(R) Utilities, CheckIt(R) FastMove(R), and CheckIt(R) Suite, compete currently with McAfee's Office Pro 2000, Symantec's SystemWorks 2000 and Ontrack's SystemSuite 2000, among others. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

        Microsoft Corporation and many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft and Symantec could result in the cancellation of orders by retailers, distributors or other customers in anticipation of the introduction of such new products. In addition, some of our competitors, such as Symantec, currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.

We rely on one distributor for a significant portion of our total revenues.

        Sales to Ingram Micro, a retail distributor, represented 20.4% of our net revenues for the year ended December 31, 2000, 23.4% of our net revenues for the year ended December 31, 1999 and 18.0% of our net revenues for the year ended December 31, 1998. We may not be able to control the factors influencing whether and in what quantity Ingram purchases products from us. The loss of, or a significant curtailment of, purchases by Ingram Micro could have a material adverse effect on our business.

We may not be able to develop and maintain relationships with distributors and retailers to sell our retail software products.

        We depend on distributors, retailers (such as Staples, CompUSA, Office Depot, and OfficeMax), Internet distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our relationships with our distributors and retailers depend upon a number of factors, including our ability to meet certain minimum sales volume requirements. In addition, with little or no advanced notice to us our retailers and VARs may purchase fewer products from us in any given quarter for reasons beyond our control and in many cases unrelated to end user demand, such as a decision to change their inventory strategies. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. If this happens or if we are unable to develop and maintain relationships with distributors and retailers to sell our retail software products, our retail sales will be adversely affected.

We may have excessive, unanticipated product returns.

        We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We are generally not contractually obligated to accept returns, except for defective and damaged products. However, we may permit customers to return or exchange product and may provide price protection on products unsold by a customer. We consider return requests on a case-by-case basis, taking into consideration factors such as the products involved, the customer's historical sales volume and the customer's credit status. In addition, we provide markdown allowances, which consist of credits given to customers to induce them to lower the retail sales price of certain products in an effort to increase sales to consumers and to help manage our customers' inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and although we manage our returns and markdown allowances through our authorization procedure, we could choose to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. Product returns and markdown allowances that exceed our reserves could have a material adverse effect on our business, operating results and financial condition.

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention.

        We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operation, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition. We may also have to incur debt or issue equity securities in order to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability will be affected because of acquisition-related costs or amortization of goodwill and other purchased intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have not or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with out existing operations, we may not receive the intended benefits of acquisitions.

Our stock price is highly volatile. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them.

        The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

- quarter-to-quarter variations in our operating results;

- announcements of technological innovations or new products by our competitors, customers or us;

- general economic conditions and conditions within the communications software markets;

- changes in earnings estimates or investment recommendations by analysts;

- changes in investor perceptions; or

- changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

        In addition, the market prices of securities of Internet-related and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management's attention and resources from other matters.

Our products may contain undetected software errors.

        Our software products are complex and may contain undetected errors. In the past, we have discovered software errors in certain of our products and have experienced delayed or lost revenues during the period it took to correct these errors. Although we and our OEM customers test our products, it is possible that errors may be found in our new or existing products after we have commenced commercial shipment of those products. These undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance of our products or claims against us by customers.

We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

        We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional money to fund our activities beyond the next year. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish right to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

- the market acceptance of our products;

- the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

- our business, product, capital expenditure and research and development plans and product and technology roadmaps;

- the levels of inventory and accounts receivable that we maintain;

- capital improvements to new and existing facilities;

- technological advances;

- our competitors' response to our products; and

- our relationships with suppliers and customers.


        In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Our efforts to develop a market for our retail software products require substantial investments that may adversely affect our operating margins.

        In order to strengthen recognition of and build distribution channels for our retail software products, including our new CheckIt(R) line of products, we have had to make significant investments in marketing and sales related to these products. We expect to have to continue to incur these costs and perhaps even to increase them in the future. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

Inability or delays in deliveries from our component suppliers could damage our reputation and could cause our net revenues to decline and harm our results of operations.

        We rely on third party suppliers to provide us with the components for our product kits. These components include CDs and printed manuals. We also rely on third parties for CD-ROM replication. We do not have long-term supply arrangements with any vendor to obtain these necessary components for our products. If we are unable to purchase components from these suppliers or if the CD-ROM replication facilities that we use do not deliver our requirements on schedule, we may not be able to deliver products in a CD-ROM format to our customers on a timely basis or enter into new orders because of a shortage in components. Any delays that we experience in delivering our products to customers could impair our customer relationships and adversely impact our reputation and our business. In addition, if our third party suppliers raise their prices for components or CD-ROM replication services, our gross margins would be reduced.

Because we currently operate with little backlog, our revenues in each quarter are substantially dependent on orders booked and shipped in that quarter.

        We currently have backlog orders only in our Internet Solutions division for our consulting related sales and we only began building this backlog during the year ended December 31, 2000. In our other divisions, we operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers' actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. If orders in the first month or two of a quarter fall short of expectations, it is likely that we will not meet our revenue targets for that quarter. If this happens, our quarterly operating results would be adversely affected.

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

        Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We do not have employment agreements with our key employees that govern the length of their service. The loss of the services of our key employees would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products as well those in our highly specialized consulting business. Competition for these employees is intense and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, consulting services, marketing, service and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally have an adverse effect on our business, financial condition and results of operations.

If Internet usage fails to grow or declines, or if commerce conducted over the Internet is not accepted by consumers and businesses, our future sales and future profits will decline.

        If eCommerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Our products enhance companies' abilities to transact business and conduct Web-based operations. As a result, our future sales and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. To be successful we must rely on consumers and businesses who have not historically used the Internet to transact business and exchange information.

        Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

        Approximately 18.9%, 17.8%, and 21.5% of our revenue for the years ended December 31, 2000, 1999 and 1998 was derived from sales to customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In the future, we intend to continue to expand these international business activities. International operations are subject to many inherent risks, including:

- political, social and economic instability;

- trade restrictions;

- the imposition of governmental controls;

- exposure to different legal standards, particularly with respect to intellectual property;

- burdens of complying with a variety of foreign laws;

- import and export license requirements and restrictions of the United States and each other country in which we operate;

- unexpected changes in regulatory requirements;

- foreign technical standards;

- changes in tariffs;

- difficulties in staffing and managing international operations;

- difficulties in collecting receivables from foreign entities; and

- potentially adverse tax consequences.

Our officers and directors could control matters submitted to our stockholders.

        As of March 19, 2001, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

        As of March 19, 2001, we had 16,232,416 shares of Common Stock outstanding. Of this amount, the 9,778,670 shares held by William W. Smith, Jr. and Rhonda L. Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William W. Smith, Jr, Rhonda L. Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and cash equivalents. At December 31, 2000, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

        It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED:
                                           --------------------------------------------------------
2000                                       MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           --------       --------     -------------   ------------
                                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net Revenues                               $  3,074       $  3,222       $  3,374       $  4,068
Gross Margin                                  2,461          2,665          2,389          2,574
Operating Loss                                 (732)          (741)          (960)        (1,082)
Net Loss                                   $   (659)      $   (632)      $   (873)      $   (991)

Net Loss Per Share, Basic and Diluted      $  (0.04)      $  (0.04)      $  (0.05)      $  (0.07)

Weighted Average Shares
        Outstanding                          15,759         15,895         16,030         16,232


                                                         FOR THE THREE MONTHS ENDED:
                                           --------------------------------------------------------
1999                                       MARCH 31,      JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                           --------       --------    -------------    ------------
                                                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net Revenues                               $  3,036       $  3,362       $  1,845       $  2,457
Gross Margin                                  2,307          2,779          1,193          1,945
Operating Loss                               (1,165)          (848)        (2,627)        (1,020)
Net Loss                                   $   (675)      $   (743)      $ (3,703)      $   (980)

Net Loss Per Share, Basic and Diluted      $  (0.04)      $  (0.05)      $  (0.24)      $  (0.07)

Weighted Average Shares
        Outstanding                          15,075         15,462         15,504         15,558

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sections titled "Executive Officers of the Company," "Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The section titled "Executive Compensation and Related Information" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section titled "Principal Stockholders" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS

        Smith Micro's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                                      PAGE
                                                                                      ----
 Independent Auditors' Report..........................................................F-1
 Consolidated Balance Sheets as of December 31, 2000 and 1999..........................F-2
 Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.................................................F-3
 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000........................................F-4
 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.....................................................F-5
 Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2000..............................................F-7

        (2) FINANCIAL STATEMENT SCHEDULE

        Smith Micro's financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

                                                                                      PAGE
                                                                                      ----
 Independent Auditors' Report on Schedule..............................................S-1
 Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000..................................................S-2

        (3) EXHIBITS

Exhibit
  No.       Title                                  Method of Filing
-------     -----                                  ----------------
3.1         Amended and Restated Certificate of    Incorporated by reference to Exhibit 3.1
            Incorporation of the Company.          to the Registrant's Registration Statement
                                                   No. 33-95096.

3.1.1       Amendment to the Amended and           Incorporated by reference to Exhibit 3.1.1
            Restated Certificate of                to the Registrant's Quarterly Report on
            Incorporation of the Company.          Form 10-Q for the period ended June 30,
                                                   2000.

3.2         Amended and Restated Bylaws of the     Incorporated by reference to Exhibit 3.2
            Company.                               to the Registrant's Registration Statement
                                                   No. 33-95096.

4.1         Specimen certificate representing      Incorporated by reference to Exhibit 4.1
            shares of Common Stock of the          to the Registrant's Registration Statement
            Company.                               No. 33-95096.

10.1        Form of Indemnification Agreement.     Incorporated by reference to Exhibit 10.1
                                                   to the Registrant's Registration Statement
                                                   No. 33-95096.

10.2        1995 Stock Option/Stock Issuance       Incorporated by reference to Exhibit 10.2
            Plan.                                  to the Registrant's Registration Statement
                                                   No. 33-95096.

Exhibit
  No.       Title                                  Method of Filing
-------     -----                                  ----------------
10.3        Form of Notice of Grant of Stock       Incorporated by reference to Exhibit 10.3
            Option under 1995 Stock Option/Stock   to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096.

10.4        Form of 1995 Stock Option Agreement    Incorporated by reference to Exhibit 10.4
            under 1995 Stock Option /Stock         to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096.

10.5        Form of 1995 Stock Purchase            Incorporated by reference to Exhibit 10.5
            Agreement under 1995 Stock             to the Registrant's Registration Statement
            Option/Stock Issuance Plan.            No. 33-95096.

10.6        Distribution License Agreement dated   Incorporated by reference to Exhibit 10.6
            September 30, 1991, by and between     to the Registrant's Registration Statement
            the Company and Crandell Development   No. 33-95096.
            Corporation.

10.7        Application Program Interface Retail   Incorporated by reference to Exhibit 10.7
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096.
            International Corporation.

10.8        Application Program Interface          Incorporated by reference to Exhibit 10.8
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096.
            International Corporation.

10.9        Rockwell High Speed Interface          Incorporated by reference to Exhibit 10.9
            License Agreement dated June 2,        to the Registrant's Registration Statement
            1994, by and between the Company and   No. 33-95096.
            Rockwell International Corporation.

10.10       Letter Agreement dated February 22,    Incorporated by reference to Exhibit 10.10
            1994, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096.

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
            1993, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096.

10.12       Software Distribution Agreement        Incorporated by reference to Exhibit 10.12
            dated May 8, 1995, by and between      to the Registrant's Registration Statement
            the Company and International          No. 33-95096.
            Business Machines Corporation.

10.13       Office Building Lease, dated June      Incorporated by reference to Exhibit 10.13
            10, 1992, by and between the Company   to the Registrant's Registration Statement
            and Developers Venture Capital         No. 33-95096.
            Corporation.

10.14       Amendment No. 1 To Office Building     Incorporated by reference to Exhibit 10.14
            Lease, dated July 9, 1993, by and      to the Registrant's Registration Statement
            between the Company and Pioneer Bank.  No. 33-95096.

10.15       Amendment No. 2 To Office Building     Incorporated by reference to Exhibit 10.15
            Lease, dated August 15, 1994, by and   to the Registrant's Registration Statement
                                                   No. 33-95096.

Exhibit
  No.       Title                                  Method of Filing
-------     -----                                  ----------------
            between the Company and T&C
            Development.

10.16       Fourth Addendum to Office Building     Incorporated by reference to Exhibit 10.16
            Lease, dated April 21, 1995, by and    to the Registrant's Registration Statement
            between the Company and T&C            No. 33-95096.
            Development.

10.17       Form of Promissory Note related to S   Incorporated by reference to Exhibit 10.17
            Corporation Distribution.              to the Registrant's Registration Statement
                                                   No. 33-95096.

10.18       Smith Micro Software, Inc. Amended     Incorporated by reference to Exhibit 10.21
            and  Restated Software Licensing and   to the Registrant's Quarterly Report on
            Distribution Agreement, dated April    Form 10-Q for the quarter ended September
            18, 1996, by and between the Company   30, 1996.
            and U.S. Robotics Access Corp.

10.19       Office Building Lease, dated March     Incorporated by reference to Exhibit 10.19
            1, 1994, by and between Performance    to the Registrant's Annual Report on Form
            Computing Incorporated and Petula      10-K for the fiscal year ended December
            Associates, Ltd./KC Woodside.          3l, 1995.

10.20       Agreement and Plan of Merger by and    Incorporated by reference to Exhibit 2 to
            between Smith Micro Software, Inc.,    the Registrant's Current Report on Form
            Performance Computing Incorporated     8-K filed with the Commission on March 28,
            and PCI Video Products, Inc. dated     1996.
            as of March 14, 1996.

10.21       Amendment No. 1, dated as of March     Incorporated by reference to Exhibit 10.21
            10, 1997, to Agreement and Plan of     to the Registrant's Annual Report on Form
            Merger by and between Smith Micro      10-K for the fiscal year ended December
            Software, Inc., Performance            31, 1996.
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1997.

10.23       Software Licensing and Distribution    Incorporated by reference to Exhibit 10.23
            Agreement dated December 1, 1998, by   to the Registrant's Annual Report on Form
            and between the Company and 3Com       10-K for the fiscal year ended December
            Corporation                            31, 1998.

10.24       Stock Purchase Agreement dated as of   Incorporated by reference to Exhibit 2 to
            April 9, 1999 by and among Smith       the Registrant's Current Report on Form
            Micro Software, Inc., STF              8-K filed with the Commission on April 23,
            Technologies, Inc. and the             1999.
            Shareholders of STF Technologies,
            Inc.

10.25       Amendment No. 7 to Office Building     Incorporated by reference to Exhibit 10.25
            Lease, dated November 5, 1999, by      to the Registrant's Annual Report on Form
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1999.

21.1        Subsidiaries                           Filed herewith

23.1        Independent Auditors' Consent.         Filed herewith

        (b) EXHIBITS ON FORM 8-K

        No such reports were filed during the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date:  March 29, 2001                       By:/s/ William W. Smith, Jr.
                                               --------------------------
                                            William W. Smith, Jr.
                                            Chairman of the Board,
                                            President and Chief Executive
Officer

Date: March 29, 2001                        By /s/ Richard C. Bjorkman
                                               --------------------------
                                            Richard C. Bjorkman
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                           DATE
---------                         -----                                           ----
/s/ William W. Smith, Jr.         Chairman of the Board,                     March 29, 2001
-------------------------         President and Chief Executive Officer
William W. Smith, Jr.             (principal executive officer)


/s/ Rhonda L. Smith               Vice-Chairman of the Board,                March 29, 2001
-------------------------         Secretary, Treasurer and Director
Rhonda L. Smith


/s/ Robert W. Scheussler          Senior Vice President, Chief               March 29, 2001
------------------------          Operating Officer and Director
Robert W. Scheussler


/s/ Richard C. Bjorkman           Vice President of Finance and Chief        March 29, 2001
------------------------          Financial Officer (principal
Richard C. Bjorkman               financial and accounting officer)


/s/ David  Sperling               Vice President, Chief Technical            March 29, 2001
-----------------------           Officer
David Sperling


/s/ Thomas G. Campbell            Director                                   March 29, 2001
-----------------------
Thomas G. Campbell


/s/ David M. Stastny              Director                                   March 29, 2001
-----------------------
David M. Stastny

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Smith Micro Software, Inc.:


We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE, LLP
Costa Mesa, California
February 7, 2001

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             2000           1999
                                                                           --------       --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $  6,178       $  8,704
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,896 (2000) and $1,944 (1999)                    4,750          3,487
Inventories                                                                     338            502
Prepaid expenses and other current assets                                       294            253
                                                                           --------       --------
    Total current assets                                                     11,560         12,946

EQUIPMENT AND IMPROVEMENTS, net                                                 737            456
OTHER ASSETS                                                                     89            215
INTANGIBLE ASSETS, net                                                        2,928          2,312
                                                                           --------       --------
                                                                           $ 15,314       $ 15,929
                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                           $  1,590       $    747
Accrued liabilities                                                           1,297          1,350
                                                                           --------       --------
    Total current liabilities                                                 2,887          2,097

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares
  authorized; 16,232,000 and 15,724,000 shares issued and outstanding            16             16
Additional paid-in capital                                                   24,789         23,039
Accumulated deficit                                                         (12,378)        (9,223)
                                                                           --------       --------
    Total stockholders' equity                                               12,427         13,832
                                                                           --------       --------
                                                                           $ 15,314       $ 15,929
                                                                           ========       ========


See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEARS ENDED DECEMBER 31,
                                           --------------------------------------
                                            2000            1999           1998
NET REVENUES
  Software                                 $ 11,143       $ 10,700       $ 10,151
  Consulting                                  2,595              0              0
                                           --------       --------       --------
    Total Net Revenues                       13,738         10,700         10,151
COST OF REVENUES
  Software                                    2,499          2,476          2,911
  Consulting                                  1,150              0              0
                                           --------       --------       --------
    Total Cost of Revenues                    3,649          2,476          2,911
                                           --------       --------       --------
GROSS PROFIT                                 10,089          8,224          7,240

OPERATING EXPENSES:
Selling and marketing                         5,578          6,135          3,984
Research and development                      4,041          3,826          3,416
General and administrative                    3,985          3,923          3,556
                                           --------       --------       --------
  Total operating expenses                   13,604         13,884         10,956
                                           --------       --------       --------
OPERATING LOSS                               (3,515)        (5,660)        (3,716)

INTEREST INCOME                                 414            447            708
                                           --------       --------       --------
LOSS BEFORE INCOME TAXES                     (3,101)        (5,213)        (3,008)

INCOME TAX EXPENSE (BENEFIT)                     54            888         (1,112)
                                           --------       --------       --------

NET LOSS                                   $ (3,155)      $ (6,101)      $ (1,896)
                                           ========       ========       ========
NET LOSS PER SHARE, basic and diluted      $  (0.20)      $  (0.40)      $  (0.13)
                                           ========       ========       ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         15,984         15,292         15,075
                                           ========       ========       ========


See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                               RETAINED
                                           COMMON STOCK        ADDITIONAL      EARNINGS
                                       --------------------     PAID-IN     (ACCUMULATED
                                       SHARES       AMOUNT      CAPITAL        DEFICIT)        TOTAL
                                       ------       -------    ----------   ------------      -------
BALANCE, January 1, 1998               15,075       $    15     $21,399        $ (1,226)      $20,188
Net loss                                                                         (1,896)       (1,896)
                                       ------       -------     -------        --------       -------
BALANCE, December 31, 1998             15,075            15      21,399          (3,122)       18,292

Issuance of common stock
  in acquisitions                         409             1         999                         1,000

Exercise of common stock options          240                       641                           641

Net loss                                                                         (6,101)       (6,101)
                                       ------       -------     -------        --------       -------
BALANCE, December 31, 1999             15,724            16      23,039          (9,223)       13,832

Issuance of common stock
  in acquisitions                         208                     1,018                         1,018

Exercise of common stock options          300                       732                           732

Net loss                                                                         (3,155)       (3,155)
                                       ------       -------     -------        --------       -------
BALANCE, December 31, 2000             16,232       $    16     $24,789        $(12,378)      $12,427
                                       ======       =======     =======        ========       =======


See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                        2000          1999           1998
                                                                      --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(3,155)      $ (6,101)      $ (1,896)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                         1,112            916            833
  Net change in allowance for doubtful accounts and
    other adjustments to accounts receivable                               48           (689)          (158)
  Deferred income taxes                                                                  805           (200)
  Loss on disposal of equipment and improvements                           23
  Change in operating accounts, net of amounts acquired:
    Accounts receivable                                                (1,311)         1,563           (185)
    Income taxes receivable                                                              956            196
    Inventories                                                           164            199            (76)
    Prepaid expenses and other assets                                     (41)           192           (373)
    Accounts payable and accrued liabilities                              652         (1,015)           990
                                                                      -------       --------       --------
      Net cash used in operating activities                            (2,508)        (3,174)          (869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (583)          (265)          (164)
Cash paid for acquisition of business, net of cash received               (94)        (1,091)
Cash paid for acquisition of  technologies, net of cash received          (73)                         (647)
                                                                      -------       --------       --------
      Net cash used in investing activities                              (750)        (1,356)          (811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    732            641
Repayment of notes payable                                                              (139)
                                                                      -------       --------       --------
      Net cash provided by financing activities                           732            502
                                                                      -------       --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2,526)        (4,028)        (1,680)

CASH AND CASH EQUIVALENTS, beginning of year                            8,704         12,732         14,412
                                                                      -------       --------       --------
CASH AND CASH EQUIVALENTS, end of year                                $ 6,178       $  8,704       $ 12,732
                                                                      =======       ========       ========


See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                2000        1999         1998
                                                                ----       ------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid (received) during the year for income taxes         $54        $(996)      $(1,198)
                                                                ====       ======      =======


DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2000, the Company acquired a product line (CheckIt Software)
  and a business (QuickStart Technologies - Consulting)
  in transactions summarized as follows:
CheckIt Software:
Fair value of purchased technology                                        $   721
Common stock issued in acquisition                                           (560)
Cash paid for acquisition                                                     (73)
                                                                          -------
Liabilities assumed or created                                            $    88
                                                                          =======
QuickStart Technologies - Consulting:
Fair value of goodwill                                                    $   602
Common stock issued in acquisition                                           (458)
Cash paid for acquisition                                                     (94)
                                                                          -------
Liabilities assumed or created                                            $    50
                                                                          =======
During 1999, the Company acquired a business (STF Technologies)
in a transaction summarized as follows:
Fair value of assets acquired, including goodwill of $2,271               $ 2,686
Common stock issued in acquisition                                         (1,000)
Cash paid for acquisition                                                  (1,091)
                                                                          -------
Liabilities assumed or created                                            $   595
                                                                          =======


See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Smith Micro Software, Inc. and subsidiaries (the Company) develops and sells eCommerce, diagnostic utilities and communications software for personal and business use and provides professional services consulting. The Company's software includes products developed for the Internet and broadband technologies, products that enable eCommerce, Internet communications (voice-over-IP - VoIP), video conferencing, wireless communications, general system utility products and network fax along with traditional computer telephony. A substantial portion of the Company's sales are made direct to hardware connectivity device and personal computer manufacturers under Original Equipment Manufacturer (OEM) agreements. The Company sells its communication and diagnostic utility products through independent distributors and retail channels. As a result of the merger with Pacific Coast Software, Inc.
      (PCS) (Note 9), the Company entered into the eCommerce market. The Company's eCommerce products enable websites to be created with standard HTML text and provides fully automated payment processing and order accounting.

      Basis of Presentation - The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.

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

      Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


      indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 2000.

      Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and product translation costs which are being amortized using the straight-line method over three years. Accumulated amortization on goodwill and other intangible assets amounted to $2.1 million and $1.4 million as of December 31, 2000 and 1999, respectively. The Company periodically evaluates the recoverability of goodwill based on an undiscounted operating profitability analysis and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment at December 31, 2000.

      Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company's software, assuming collectibility is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective and damaged products. However, the Company may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management estimates, the amount of estimated reserves could change as new information becomes available. The Company also provides technical support to its customers. Such costs have historically been insignificant.

      Consulting services revenue is recognized as services are provided or as milestones are delivered and accepted by customers.

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101 was adopted by the Company in the fourth quarter of 2000 and did not have a significant impact on the Company's consolidated financial statements.

      Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


      technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2000, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

      Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $1.9 million, $2.4 million and $926,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


      amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

      Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2000, 1999 and 1998, there was no difference between net loss and comprehensive loss.

      New Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company because the Company does not have derivative instruments and does not engage in hedging activities.

      Reclassifications and Restatements - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. In addition, all 1999 and 1998 amounts have been restated for the merger with PCS in September 1999, which was accounted for as a pooling of interests (Note 9).

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


2. EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements consist of the following (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                     2000           1999
                                                    -------       -------
Machinery and equipment                             $ 2,442       $ 2,030
Leasehold improvements                                  273           170
Office furniture and fixtures                           287           246
                                                    -------       -------
                                                      3,002         2,446

Less accumulated depreciation and amortization       (2,265)       (1,990)
                                                    -------       -------
                                                    $   737       $   456
                                                    =======       =======


3. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):


                                                  DECEMBER 31,
                                               ------------------
                                                2000        1999
                                               ------      ------
Salaries and benefits                          $  581      $  466
Cooperative advertising and rebates               313         410
Royalties                                         282         191
Manufacturers' representative commissions          21          32
Other                                             100         251
                                               ------      ------
                                               $1,297      $1,350
                                               ======      ======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


4. INCOME TAXES

        A summary of the income tax expense (benefit) is as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                       2000         1999          1998
                                     -------       -------       -------
Current:
  Federal                            $             $    19       $(1,071)
  State                                    4             7            74
  Foreign                                 50            57            85
                                     -------       -------       -------
                                          54            83          (912)

Deferred:
  Federal                             (1,508)       (2,433)           26
  State                                 (328)         (297)         (226)
  Change in valuation allowance        1,836         3,535
                                     -------       -------       -------
                                                       805          (200)
                                     -------       -------       -------
                                     $    54       $   888       $(1,112)
                                     =======       =======       =======


        A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for taxes is as follows:


                                                                        DECEMBER 31,
                                                               ---------------------------
                                                               2000       1999       1998
                                                               -----     ------     ------
Federal statutory rate                                         (35)%      (35)%      (35)%
State tax, net of federal benefit                                1          6         (3)
Nondeductible expense related to acquired intangibles            6          2          3
Other                                                            1          3         (1)
Change in valuation allowance                                   29         41          0
                                                               ---        ---        ----
                                                                 2 %       17 %       (36)%
                                                               ===        ===        ====

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


        The major components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                          DECEMBER 31,
                                      ---------------------
                                       2000          1999
                                      -------       -------
Various reserves                      $   908       $   785
Nondeductible accruals                     74            74
State taxes                                 1             1
Prepaid expenses                         (362)          (52)
Credit carryforwards                      681           481
Net operating loss carryforwards        4,222         2,172
Fixed Assets                             (153)           74
                                      -------       -------
Subtotal                              $ 5,371       $ 3,535
Valuation Allowance                    (5,371)       (3,535)
                                      -------       -------
                                      $     0       $     0
                                      =======       =======

        The Company has federal and state net operating loss carryforwards of approximately $10,390,000 and $7,875,000, respectively, at December 31, 2000. These federal and state net operating loss carryforwards will begin to expire in 2020 and 2003, respectively. In addition, the Company has federal and state tax credit carryforwards of approximately $464,000 and $217,000, respectively, at December 31, 2000.

        As of December 31, 2000, a valuation allowance of approximately $5,371,000 has been provided based upon the Company's assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

        Additionally, as of December 31, 2000, approximately $912,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES

      Leases - The Company has non-cancelable operating leases for its building facilities which expire on various dates through July 31, 2005. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):


Year ending December 31:
  2001                           $  802
  2002                              805
  2003                              412
  2004                              278
  2005                              122
                                 $2,419
                                 ======

      Total rent expense was $802,000, $707,000 and $636,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial condition or results of operations.

6. SEGMENT INFORMATION

      In the past, the Company operated as one business segment in the development and sales of software products. In 2000, the Company restructured its internal operations and management into two business segments: software products and Internet solutions.

      The software products operating segment develops and markets the Company's software products, except for eCommerce software. Within software products the Company further concentrates on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations.

      The Internet solutions segment provides eCommerce software solutions, eBusiness strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also includes hosting revenue.

      The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues,

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


      cost of sales and gross profit, as this information and the geographic information described below are the primary information provided to the chief executive officer.

      Comparisons to 1999 and 1998 have not been made, as the Internet solutions segment was insignificant in 1999 and 1998. The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.


                                        December 31, 2000
                                        Software Products
                        -------------------------------------------------------
                          Wireless                               Total Software      Internet      Total
                        & Broadband      Macintosh      Retail      Products        Solutions     Company
                        -----------      ---------      ------   --------------     ---------     -------
Net Revenue               $4,996          $1,634        $3,553       $10,183          $3,555      $13,738
Cost of Revenue                                                        2,329           1,320        3,649
                                                                     -------          ------      -------
Gross Profit                                                         $ 7,854          $2,235      $10,089
                                                                     =======          ======      =======

      OEM product sales were 43.2%, 58.0% and 67.2% of net revenues in 2000, 1999, and 1998, respectively. Sales of retail products were 25.9%, 31.9%, and 24.8% of net revenues in 2000, 1999 and 1998, respectively. Consulting revenues represented 18.9% of the new revenues in 2000. Sales of other products accounted for approximately 10% of net revenues in each of the three year periods.

      Sales to individual customers and their affiliates which amounted to more than 10% of the Company's net revenues in the year indicated were as follows:


                           DECEMBER 31,
                   --------------------------
                   2000       1999       1998
                   ----       ----       ----
Customer:
1 -- (OEM)          6.5%      15.2%      23.3%
2 -- (Retail)      20.4       23.4       18.0
                   ----       ----       ----
                   26.9%      38.6%      41.3%
                   ====       ====       ====

      Accounts receivable from these two customers were $180,000 and $1,978,000 at December 31, 2000 and $452,000 and $1,862,000 at December 31, 1999,
      respectively.

      The Company has historically derived a significant portion of its revenues from a relatively small number of customers. A decision by a significant customer to substantially decrease or delay

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


      purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

      The Company also has export sales representing 18.9%, 17.8%, and 21.5% of its net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to customers in the Asia Pacific region were 5.5%, 11.7%, and 15.1% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. All export sales have been denominated in U.S. dollars.

7. PROFIT SHARING

      The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $68,000, $71,000 and $42,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. STOCK-BASED COMPENSATION

      In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan, as amended, provides for issuance of, or options to be granted for the purchase of, an aggregate of 2,750,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

      Stock option activity under the Plan is as follows:

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                              NUMBER      EXERCISE
                                                                            OF SHARES      PRICE
                                                                            ----------   ---------
OUTSTANDING, January 1, 1998     (164,000 shares,
       exercisable at weighted average exercise price of $6.01)               808,000     $ 3.72
  Granted (weighted average fair value of $1.34)                              507,000       1.61
  Canceled                                                                   (152,000)      3.38
                                                                            ---------
OUTSTANDING, December 31, 1998    (382,000 shares,
       exercisable at weighted average exercise price of $4.23)             1,163,000       2.85
  Granted (weighted average fair value of $1.12)                              373,000       1.72
  Exercised                                                                  (240,000)      2.67
  Canceled                                                                   (225,000)      2.88
                                                                            ---------
OUTSTANDING, December 31, 1999    (488,000 shares,
       exercisable at weighted average exercise price of $3.67)             1,071,000       2.85
  Granted (weighted average fair value of $1.90)                              928,000       2.44
  Exercised                                                                  (300,000)      2.42
  Canceled                                                                   (157,000)      4.68
                                                                            ---------
OUTSTANDING, December 31, 2000                                              1,542,000     $ 2.55
                                                                            =========


      Additional information regarding options outstanding as of December 31, 2000 is as follows:


                                         OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                    -----------------------------     ----------------------
                                    WEIGHTED AVERAGE     WEIGHTED                   WEIGHTED
   RANGE OF                            REMAINING          AVERAGE                   AVERAGE
   EXERCISE            NUMBER         CONTRACTUAL        EXERCISE       NUMBER      EXERCISE
    PRICES          OUTSTANDING       LIFE (YEARS)         PRICE      EXERCISABLE    PRICE
--------------      -----------     ----------------     --------     -----------   --------
$0.91 - $ 2.25        848,000              9.2             $1.24         152,000      $1.65
$2.88 - $ 3.81        583,000              8.4             $3.50         184,000      $3.05
$5.16 - $ 7.10         51,000              7.0             $6.03          30,000      $6.52
$7.25 - $14.00         60,000              4.9             $8.78          60,000      $8.78
                    ---------                                            -------
                    1,542,000              8.6             $2.54         426,000      $3.60
                    =========                                            =======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


      At December 31, 2000, 643,000 shares were available for future grants under the Stock Option Plan.

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

      In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable price stock plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award's original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and was applied as of July 1, 2000. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

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

      The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 120%, 105% and 89% for grants issued in 2000, 1999 and 1998, respectively; risk-free interest rates, ranging from 5.17% to 6.69%, 5.5% and 5.2% in 2000, 1999 and 1998, respectively; and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(3,489,000), or $(.22) diluted per share in 2000, $(6,420,000), or $(.42) diluted per share, in 1999 and $(2,267,000), or $(.15) diluted per share, in 1998.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


9. ACQUISITIONS

      On September 2, 2000, the Company acquired the eBusiness consulting practice of QuickStart Technologies, Inc., (the "QuickStart Acquisition") a provider of integrated Internet business services to middle market companies for 100,000 shares of Smith Micro Common Stock valued at $458,000 plus $94,000 in cash and $50,000 in accrued expenses, including acquisition costs. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired of $602,000 was allocated to goodwill, which is amortized using the straight-line method over 3 years.

      On July 31, 2000 the Company acquired the CheckIt(R) line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation, (the "TouchStone Acquisition") for 108,000 shares of Smith Micro Common Stock valued at $560,000 plus $73,000 in cash and $88,000 in accrued expenses, including acquisition costs. Touchstone is the developer of the CheckIt(R) line of software which consist of general system utility products. The acquisition was considered a purchase of technology, which is being amortized using the straight-line method over 3 years.

      On September 3, 1999, Smith Micro acquired all of the outstanding capital stock of Pacific Coast Software, Inc. (the "PCS Merger") in exchange for one million shares of Smith Micro common stock. PCS is a developer and publisher of eCommerce software products and provides development and web hosting services to its customers. PCS is headquartered in San Diego, California and as a result of the PCS Merger, PCS became a wholly owned subsidiary of Smith Micro. The merger was treated as a pooling of interests for accounting purposes and the Company's historical financial statements and footnotes have been restated to reflect the combined amounts for all periods reported. Direct expenses of the transaction amounted to $187,000 and are included in general and administrative expenses for the year ended December 31, 1999.

      The following table shows the separate historical results of the Company and PCS for the six months ended June 30, 1999 and the year ended December 31, 1998. Amounts are shown in thousands.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


                          Six Months           Year
                            Ended             Ended
                        June 30, 1999    December 31, 1998
                        -------------    -----------------
                         (unaudited)
Revenues:
   Smith Micro             $ 6,067           $ 9,547
   PCS                         331               604
                           -------           -------
       Total               $ 6,398           $10,151
                           =======           =======

Net income (loss):
   Smith Micro             $(1,376)          $(1,998)
   PCS                         (42)              102
                           -------           -------
       Total               $(1,418)          $(1,896)
                           =======           =======

      On April 9, 1999, Smith Micro acquired all of the outstanding capital stock of STF Technologies, Inc. (the "STF Acquisition") in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF was headquartered in Concordia, Missouri and, as a result of the STF Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a purchase and the excess of cost over fair value of net assets acquired of $2,271,000 was allocated to goodwill, which is amortized using the straight-line method over seven years.

      Unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 would have been as follows had the STF Acquisition occurred as of January 1 of each year (in thousands, except per share data):

                                                                   For the Years
                                                                 Ended December 31,
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
                                                                =======     =======

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000 (CONTINUED)
--------------------------------------------------------------------------------


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

      In January 1998, the Company acquired certain fax technology assets from Mitek Systems, Inc. for $458,000 in cash which was allocated to purchased technologies. The fax software acquired provides fax functionality over Local Area Networks, the Internet and intranets.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



        To the Stockholders of
          Smith Micro Software, Inc.:


        We have audited the consolidated financial statements of Smith Micro Software, Inc. and subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 7, 2001, which is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.



        DELOITTE & TOUCHE, LLP

        Costa Mesa, California
        February 7, 2001

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                ADDITIONS
                                                BALANCE AT      CHARGED TO                    BALANCE AT
                                               BEGINNING OF     COSTS AND                       END OF
                                                  PERIOD         EXPENSES      DEDUCTIONS       PERIOD
Allowance for doubtful accounts and
  other adjustments (1):
  2000                                            $1,944           $1,067       $ (1,115)       $ 1,896
  1999                                             1,255            1,723         (1,034)         1,944
  1998                                             1,413            2,227         (2,385)         1,255


(1) Other adjustments relate principally to sales returns.

                                 EXHIBIT INDEX

Exhibit
  No.       Title                                  Method of Filing
-------     -----                                  ----------------
3.1         Amended and Restated Certificate of    Incorporated by reference to Exhibit 3.1
            Incorporation of the Company.          to the Registrant's Registration Statement
                                                   No. 33-95096.

3.1.1       Amendment to the Amended and           Incorporated by reference to Exhibit 3.1.1
            Restated Certificate of                to the Registrant's Quarterly Report on
            Incorporation of the Company.          Form 10-Q for the period ended June 30,
                                                   2000.

3.2         Amended and Restated Bylaws of the     Incorporated by reference to Exhibit 3.2
            Company.                               to the Registrant's Registration Statement
                                                   No. 33-95096.

4.1         Specimen certificate representing      Incorporated by reference to Exhibit 4.1
            shares of Common Stock of the          to the Registrant's Registration Statement
            Company.                               No. 33-95096.

10.1        Form of Indemnification Agreement.     Incorporated by reference to Exhibit 10.1
                                                   to the Registrant's Registration Statement
                                                   No. 33-95096.

10.2        1995 Stock Option/Stock Issuance       Incorporated by reference to Exhibit 10.2
            Plan.                                  to the Registrant's Registration Statement
                                                   No. 33-95096.

Exhibit
  No.       Title                                  Method of Filing
-------     -----                                  ----------------
10.3        Form of Notice of Grant of Stock       Incorporated by reference to Exhibit 10.3
            Option under 1995 Stock Option/Stock   to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096.

10.4        Form of 1995 Stock Option Agreement    Incorporated by reference to Exhibit 10.4
            under 1995 Stock Option /Stock         to the Registrant's Registration Statement
            Issuance Plan.                         No. 33-95096.

10.5        Form of 1995 Stock Purchase            Incorporated by reference to Exhibit 10.5
            Agreement under 1995 Stock             to the Registrant's Registration Statement
            Option/Stock Issuance Plan.            No. 33-95096.

10.6        Distribution License Agreement dated   Incorporated by reference to Exhibit 10.6
            September 30, 1991, by and between     to the Registrant's Registration Statement
            the Company and Crandell Development   No. 33-95096.
            Corporation.

10.7        Application Program Interface Retail   Incorporated by reference to Exhibit 10.7
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096.
            International Corporation.

10.8        Application Program Interface          Incorporated by reference to Exhibit 10.8
            License Agreement July 28, 1992 by     to the Registrant's Registration Statement
            and between the Company and Rockwell   No. 33-95096.
            International Corporation.

10.9        Rockwell High Speed Interface          Incorporated by reference to Exhibit 10.9
            License Agreement dated June 2,        to the Registrant's Registration Statement
            1994, by and between the Company and   No. 33-95096.
            Rockwell International Corporation.

10.10       Letter Agreement dated February 22,    Incorporated by reference to Exhibit 10.10
            1994, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096.

10.11       Letter Agreement dated April 22,       Incorporated by reference to Exhibit 10.11
            1993, by and between the Company and   to the Registrant's Registration Statement
            Rockwell International Corporation.    No. 33-95096.

10.12       Software Distribution Agreement        Incorporated by reference to Exhibit 10.12
            dated May 8, 1995, by and between      to the Registrant's Registration Statement
            the Company and International          No. 33-95096.
            Business Machines Corporation.

10.13       Office Building Lease, dated June      Incorporated by reference to Exhibit 10.13
            10, 1992, by and between the Company   to the Registrant's Registration Statement
            and Developers Venture Capital         No. 33-95096.
            Corporation.

10.14       Amendment No. 1 To Office Building     Incorporated by reference to Exhibit 10.14
            Lease, dated July 9, 1993, by and      to the Registrant's Registration Statement
            between the Company and Pioneer Bank.  No. 33-95096.

10.15       Amendment No. 2 To Office Building     Incorporated by reference to Exhibit 10.15
            Lease, dated August 15, 1994, by and   to the Registrant's Registration Statement
                                                   No. 33-95096.

Exhibit
  No.       Title                                  Method of Filing
-------     -----                                  ----------------
            between the Company and T&C
            Development.

10.16       Fourth Addendum to Office Building     Incorporated by reference to Exhibit 10.16
            Lease, dated April 21, 1995, by and    to the Registrant's Registration Statement
            between the Company and T&C            No. 33-95096.
            Development.

10.17       Form of Promissory Note related to S   Incorporated by reference to Exhibit 10.17
            Corporation Distribution.              to the Registrant's Registration Statement
                                                   No. 33-95096.

10.18       Smith Micro Software, Inc. Amended     Incorporated by reference to Exhibit 10.21
            and  Restated Software Licensing and   to the Registrant's Quarterly Report on
            Distribution Agreement, dated April    Form 10-Q for the quarter ended September
            18, 1996, by and between the Company   30, 1996.
            and U.S. Robotics Access Corp.

10.19       Office Building Lease, dated March     Incorporated by reference to Exhibit 10.19
            1, 1994, by and between Performance    to the Registrant's Annual Report on Form
            Computing Incorporated and Petula      10-K for the fiscal year ended December
            Associates, Ltd./KC Woodside.          3l, 1995.

10.20       Agreement and Plan of Merger by and    Incorporated by reference to Exhibit 2 to
            between Smith Micro Software, Inc.,    the Registrant's Current Report on Form
            Performance Computing Incorporated     8-K filed with the Commission on March 28,
            and PCI Video Products, Inc. dated     1996.
            as of March 14, 1996.

10.21       Amendment No. 1, dated as of March     Incorporated by reference to Exhibit 10.21
            10, 1997, to Agreement and Plan of     to the Registrant's Annual Report on Form
            Merger by and between Smith Micro      10-K for the fiscal year ended December
            Software, Inc., Performance            31, 1996.
            Computing Incorporated and PCI Video
            Products, Inc. dated as of March 14,
            1996.

10.22       Amendment No. 6 to Office Building     Incorporated by reference to Exhibit 10.22
            Lease, dated February 19, 1998, by     to the Registrant's Annual Report on Form
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1997.

10.23       Software Licensing and Distribution    Incorporated by reference to Exhibit 10.23
            Agreement dated December 1, 1998, by   to the Registrant's Annual Report on Form
            and between the Company and 3Com       10-K for the fiscal year ended December
            Corporation                            31, 1998.

10.24       Stock Purchase Agreement dated as of   Incorporated by reference to Exhibit 2 to
            April 9, 1999 by and among Smith       the Registrant's Current Report on Form
            Micro Software, Inc., STF              8-K filed with the Commission on April 23,
            Technologies, Inc. and the             1999.
            Shareholders of STF Technologies,
            Inc.

10.25       Amendment No. 7 to Office Building     Incorporated by reference to Exhibit 10.25
            Lease, dated November 5, 1999, by      to the Registrant's Annual Report on Form
            and between the Company and World      10-K for the fiscal year ended December
            Outreach Center.                       31, 1999.

21.1        Subsidiaries                           Filed herewith

23.1        Independent Auditors' Consent.         Filed herewith