Form 10-Q
period 2001-03-31
SMITH MICRO SOFTWARE INC
filed 2001-05-14
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

        As of April 30, 2001, there were 16,232,416 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000              3

         Unaudited Consolidated Statements of Operations For The Three Months Ended
          March 31, 2001 and March 31, 2000                                                              4

         Unaudited Consolidated Statements of Cash Flows For The Three Months Ended March
         31, 2001 and March 31, 2000                                                                     5

         Notes To Unaudited Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              23
Item 2.  Changes In Securities and Use of Proceeds                                                      23
Item 3.  Defaults Upon Senior Securities                                                                23
Item 4.  Submission of Matters To A Vote Of Security Holders                                            23
Item 5.  Other Information                                                                              23
Item 6.  Exhibits and Reports On Form 8-K                                                               23

Signatures                                                                                              26

        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                             March 31,     December 31,
                                                                               2001           2000
                                                                             --------      ------------
                                                                            (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                    $  5,709       $ 6,1789
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,142 (2001) and $1,896 (2000)                      3,755          4,750
Inventories, net                                                                  355            338
Prepaid expenses and other current assets                                         251            294
                                                                             --------       --------
    Total current assets                                                       10,070         11,560
EQUIPMENT AND IMPROVEMENTS, net                                                   696            737
OTHER ASSETS                                                                       52             89
INTANGIBLE ASSETS, net                                                          2,704          2,928
                                                                             --------       --------
                                                                             $ 13,522       $ 15,314
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $  1,062       $  1,590
Accrued liabilities                                                             1,647          1,297
                                                                             --------       --------
    Total current liabilities                                                   2,709          2,887

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized;
  16,232,000 shares issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively                            16             16
Additional paid-in capital                                                     24,789         24,789
Accumulated deficit                                                           (13,992)       (12,378)
                                                                             --------       --------
    Total stockholders' equity                                                 10,813         12,427
                                                                             --------       --------
                                                                             $ 13,522       $ 15,314
                                                                             ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                               THREE MONTHS ENDED
                                                   March 31,
                                                  UNAUDITED
                                           --------       --------
                                             2001           2000
NET REVENUES
  Software                                 $  2,629       $  2,736
  Consulting                                    616            338
                                           --------       --------
    Total Net Revenues                        3,245          3,074
COST OF REVENUES
  Software                                      517            556
  Consulting                                    521             57
                                           --------       --------
    Total Cost of Revenues                    1,038            613
                                           --------       --------
GROSS PROFIT                                  2,207          2,461

OPERATING EXPENSES:
Selling and marketing                         1,719          1,379
Research and development                      1,007            937
General and administrative                    1,058            877
                                           --------       --------
  Total operating expenses                    3,784          3,193
                                           --------       --------
OPERATING LOSS                               (1,577)          (732)

INTEREST INCOME, NET                             32            112
                                           --------       --------
LOSS BEFORE INCOME TAXES                     (1,545)          (620)

INCOME TAX EXPENSE                               69             39
                                           --------       --------
NET LOSS                                   $ (1,614)      $   (659)
                                           ========       ========
NET LOSS PER SHARE, basic and diluted      $  (0.10)      $  (0.04)
                                           ========       ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         16,232         15,759
                                           ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                              For The Three Months
                                                                Ended March 31,
                                                              2001          2000
                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(1,614)      $  (659)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                  348           241
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                      (754)          100
  Change in operating accounts:
    Accounts receivable                                        1,749          (448)
    Inventories                                                  (17)          130
    Prepaid expenses and other assets                             44            31
    Accounts payable and accrued liabilities                    (178)          293
                                                             -------       -------
      Net cash used in operating activities                     (422)         (312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (47)          (64)
                                                             -------       -------
      Net cash used in investing activities                      (47)          (64)
                                                             -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                       --           325
                                                             -------       -------
      Net cash provided by financing activities                   --           325
                                                             -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (469)          (51)

CASH AND CASH EQUIVALENTS, beginning of period                 6,178         8,704
                                                             -------       -------
CASH AND CASH EQUIVALENTS, end of period                     $ 5,709       $ 8,653
                                                             =======       =======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)


                                                      For The Three Months
                                                        Ended March 31,
                                                       2001         2000
                                                       ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes                              $ 4          $39
                                                        ===          ===


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Description of Business - The accompanying unaudited consolidated financial statements have been prepared by Smith Micro Software, Inc. ("Smith Micro" or the "Company") pursuant to Securities and Exchange Commission ("SEC") regulations and accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly-owned subsidiaries. Smith Micro develops and sells eCommerce, diagnostic utilities and communications software for personal and business use and provides professional services consulting. The Company's software includes products developed for the Internet and broadband technologies, products that enable eCommerce, Internet communications (voice-over-IP - VoIP), video conferencing, wireless communications, general system utility products and network fax along with traditional computer telephony. A substantial portion of the Company's sales are made direct to hardware connectivity device and personal computer manufacturers under Original Equipment Manufacturer (OEM) agreements. The Company sells its communication and diagnostic utility products through independent distributors and retail channels. As a result of the merger with Pacific Coast Software, Inc.
(PCS), the Company entered into the eCommerce market. The Company's eCommerce products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

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

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2001.

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and product translation costs which are being amortized using the straight-line method over three years. The Company periodically evaluates the recoverability of goodwill based on an undiscounted operating profitability analysis and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment at March 31, 2001.

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

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2001, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

        Segment Information - The Company operates in two business segments: software products and Internet solutions. The software products operating segment develops and markets the Company's software products, except for eCommerce software. Within software products the Company further concentrates on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations. The Internet solutions segment provides eCommerce software solutions, eBusiness strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also includes hosting revenue. The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information and the geographic information described below are the primary information provided to the chief executive officer.

        The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.

March 31, 2001
(UNAUDITED)                             Software Products
                   ------------------------------------------------
                     Wireless                        Total Software  Internet    Total
                   & Broadband  Macintosh    Retail     Products     Solutions  Company
                   -----------  ---------    ------  --------------  ---------  -------
Net Revenue          $1,394      $  278      $  817      $2,489      $  756      $3,245
Cost of Revenue                                             490         548       1,038
                                                         ------------------------------
Gross Profit                                             $1,999      $  208      $2,207
                                                         ==============================

March 31, 2000
(UNAUDITED)                            Software Products
                   -----------------------------------------------
                     Wireless                       Total Software   Internet    Total
                   & Broadband  Macintosh   Retail     Products     Solutions   Company
                   -----------  ---------   ------- --------------  ---------   -------
Net Revenue          $1,531      $  378      $  543      $2,452      $  622      $3,074
Cost of Revenue                                             498         115         613
                                                         ------------------------------
Gross Profit                                             $1,954      $  507      $2,461
                                                         ==============================

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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the periods ended March 31, 2001 and 2000, there was no difference between net loss, as reported, and comprehensive loss.

        Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

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

3.  NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 during the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company's financial position because the Company does not have derivative instruments and does not engage in hedging activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING THE COMPANY'S STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATES SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

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

        In July 2000, we acquired the TouchStone Checkit product line. Acquired technology recorded in the acquisition of the TouchStone CheckIt asset was $721,000 and is amortized over three years through charges against cost of revenues. Also, in September 2000, we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies. Goodwill recorded in the acquisition of the QuickStart unit was $602,000 and is amortized over three years.

        We recognize revenues from sales of our software as completed products are shipped and title passes, from royalties generated as authorized customers duplicate our software, and collection is deemed probable. Revenues for consulting services are recognized as such services are performed. (See Note 1 of the notes to our unaudited consolidated financial statements.) We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped.

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

        Beginning in the third quarter of 1998, we renewed our commitment of resources and efforts towards the retail channel. Our effort coincided with the launch of our first retail Internet telephony product, Internet CommSuite. Our strongest retail product continues to be HotFax MessageCenter, which provides fax, answering machine and data communication functionality via the PC. Our acquisition of the TouchStone product line in September 2000 has significantly increased our retail product offering. We are in various retail outlets, particularly office supply chains such as Staples, Office Depot and Office Max and numerous Internet retail stores. As a result of this expansion, sales to Ingram Micro, a retail distributor, were 22.2% of our net revenues for the three months ended March 31, 2001 and 20.4% of our net revenues for the twelve months ended December 31, 2000. Inventory in the retail channel exposes us to product returns. We consider this exposure when we establish allowances for product returns. While returns have historically been estimatable, substantial returns of products from the retail channel could have an adverse effect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

                                                  QUARTERS ENDED MARCH 31,
                                                    2001        2000
                                                   --------   ---------
Net Revenues:
   Software                                          81.0%       89.0%
   Consulting services                               19.0%       11.0%
                                                   --------   ---------
Total net revenues                                  100.0%      100.0%
Cost of revenues:
   Software                                          15.9%       18.1%
   Consulting services                               16.1%        1.8%
                                                   --------   ---------
Total cost of revenues                               32.0%       19.9%
                                                   --------   ---------
Gross profit                                         68.0%       80.1%
Operating expenses:
   Selling and marketing                             53.0%       44.9%
   Research and development                          31.0%       30.5%
   General and administrative                        32.6%       28.5%
                                                   --------   ---------
Total operating expenses                            116.6%      103.9%
                                                   --------   ---------
Operating loss                                      -48.6%      -23.8%
Interest income, net                                  1.0%        3.6%
                                                   --------   ---------
Loss before income taxes                            -47.6%      -20.2%
Income tax expense (benefit)                          2.1%        1.3%
                                                   --------   ---------
Net loss                                            -49.7%      -21.5%
                                                   ========   =========

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

        Total net revenues were $3.3 million and $3.1 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $171,000, or 5.6%, from 2000 to 2001. Ingram Micro, a distribution customer, accounted for 22.2% and 20.4% of total revenues for the three months ended March 31, 2001, and for the twelve months ended December 31, 2000, respectively.

        Software. Net software revenues were $2.6 million and $2.7 million in the three months ended March 31, 2001 and 2000, respectively, representing a decrease of $107,000, or 3.9%, from 2000 to 2001. The decrease in net software revenue in the comparable periods from 2000 to 2001 is primarily the result of declining revenue from our legacy analog modem product lines and a decline in royalty revenue reported to us from Apple. Sales of approximately $790,000 to new cellular phone manufacturer customers that were not present in the comparable period of 2000 combined with increased sales of our retail software offset most of the declines.

        Consulting Services. Consulting services revenues were $616,000 and $338,000 in the three months ended March 31, 2001 and 2000, respectively, representing an increase of $278,000 or 82.2%, from 2000 to 2001. Consulting services revenues were generated by the acquisition of PCS in September 1999, which we expanded upon in 2000, and the QuickStart acquisition which took place in September 2000. Consulting services revenue accounted for 19% of total revenues in the three months ended March 31, 2001 compared with 11% of total revenues in the comparable period of 2000. The increase was primarily from revenues generated by QuickStart consulting business which was not present in the comparable period of 2000.

COST OF REVENUES

        Cost of Software Revenues. Cost of software revenues was $517,000 and $556,000 in the three months ended March 31, 2001 and 2000, respectively, representing a decrease of $39,000, or 7.0%, from 2000 to 2001. Cost of software revenue as a percentage of software revenues was 19.7% and 20.3% for 2001 and 2000, respectively. The decrease in cost of software revenue in the three months ended March 31, 2001 was directly related to the decline in software revenue in the same period. Cost of software revenue as a percentage of software revenues remained relatively constant, in the periods being compared, with a change of
0.6 percentage points.

        Cost of Consulting Service revenues. Cost of consulting service revenues was $521,000 and $57,000 in the three months ended March 31, 2001 and 2000, respectively, representing an increase of $464,000 or 814% , from 2000 to 2001. Cost of consulting revenue as a percentage of consulting revenues was 84.6% and 16.7% for 2001 and 2000, respectively. Cost of consulting services revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The increase in the cost of consulting service revenues was primarily the result of fixed fee contracts during the three months ended March 31, 2000 that were repetitive of previous projects which carried a much higher margin compared with the time and material billing type of consulting that made up the majority of the contracts performed in the three months ended March 31, 2001. In addition, with many of our consulting projects being deferred by our customers, our consulting workforce was under utilized in the three months ended March 31, 2001.

OPERATING EXPENSES

        Selling and Marketing. Selling and marketing expenses were $1.7 million and $1.4 million in the three months ended March 31, 2001 and 2000, respectively, representing an increase of $340,000, or 24.7%, from 2000 to 2001. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The increase in our selling and marketing expenses in the three months ended March 31, 2001 over the comparable period of 2000 was primarily the result of increases in our eCommerce business, including salaries and related personnel expenses of approximately $307,000 and facilities expenses of approximately $27,000. Both of these increases came as a result of the additional expense of the QuickStart acquisition and the overall increase in size of our Internet Solutions Division.

        Research and Development. Research and development expenses were $1.0 million and $937,000 in the three months ended March 31, 2001 and 2000, respectively, representing an increase of $70,000, or 7.5%, from 2000 to 2001. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our Internet technology. Our development efforts include work on our eCommerce products, Internet telephony and videoconferencing products, including Macintosh versions, wireless products and new digital cameras as they are developed. The increase in our research and development expenses in the three months ended March 31, 2001 over 2000 was primarily due to increases in salaries and related expenses of approximately $36,000, increases in recruiting costs of $21,000 and approximately $14,000 in increased purchased services expenses.

        General and Administrative. General and administrative expenses were $1.1 million and $877,000 in the three months ended March 31, 2001 and 2000, respectively, representing an increase of $181,000, or 20.6%, from 2000 to 2001. The increase in our general and administrative expenses in the three months ended March 31, 2001 over 2000 came from an increase in our allowance for doubtful accounts of $100,000, $55,000 of amortization expense relating to the acquisition of QuickStart which was not present in the comparable period of 2000 and increased facilities expense of approximately $15,000.

        Interest Income, net Interest income, net was $32,000 and $112,000 in the three months ended March 31, 2001 and 2000, respectively, representing an decrease of $80,000, or 71.4%, from 2000 to 2001. The decrease in our interest income, net was the result of a lower cash balance, on which we earn interest, for the three months ended March 31, 2001 compared to the same period in 2000. In addition, we accrued $38,000 of interest expense due as the result of a tax assessment. (See comments below under Provision for Income Taxes.) We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

        Provision for Income Taxes. Provision for income taxes was $69,000 and $39,000 in the three months ended March 31 of 2001 and 2000, respectively, representing a increase of $30,000, or 76.9%, from 2000 to 2001. The tax expense for the three months ended March 31, 2001 relates to amount due as the result of a tax audit. The provision for income taxes in 2000 is primarily due to taxes on foreign income.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $422,000 in the three months ended March 31, 2001 compared to $312,000 in the comparable period of 2000. The primary operating use of cash during the both periods was funding our net loss.

        During the three months ended March 31, 2001, we used $47,000 in investing activities compared to $64,000 in the comparible period of 2000. At March 31, 2001, we had $5.7 million in cash and cash equivalents and $7.4 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $3.8 million at March 31, 2001. We have no significant capital commitments, and currently anticipate that growth in capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.


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

        Sales to Ingram Micro, a retail distributor, represented 22.2% of our net revenues for the three months ended March 31, 2001 and 20.4% of our net revenues for the twelve months ended December 31, 2000. We may not be able to control the factors influencing whether and in what quantity Ingram purchases products from us. The loss of, or a significant curtailment of, purchases by Ingram Micro could have a material adverse effect on our business.

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

        Approximately 7.0% of our revenue for the three months of 2001 and 18.9% for the twelve months ended December 31, 2000 was derived from sales to customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In the future, we intend to continue to expand these international business activities. International operations are subject to many inherent risks, including:

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

        As of April 30, 2001, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

        As of April 30, 2001, we had 16,232,416 shares of Common Stock outstanding. Of this amount, the 9,778,670 shares held by William W. Smith, Jr. and Rhonda L. Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 during the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company's financial position because the Company does not have derivative instruments and does not engage in hedging activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Smith Micro's financial instruments include cash and cash equivalents. At March 31, 2001, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

        It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2001.

        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

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

ITEM 5.  OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 Exhibit
   No.                      Title                                          Method of Filing
 -------                    -----                                          ----------------
3.1         Amended and Restated Certificate of                  Incorporated by reference to Exhibit 3.1 to the
            Incorporation of the Company.                        Registrant's Registration Statement No. 33-95096

3.1.1       Amendment to the Amended and Restated                Incorporated by reference to Exhibit 3.1.1 to the
            Certificate of Incorporation of the                  Registrant's Quarterly Report on Form 10-Q for the
            Company.                                             period ended June 30, 2000.

3.2         Amended and Restated Bylaws of the                   Incorporated by reference to Exhibit 3.2 to the
            Company.                                             Registrant's Registration Statement No. 33-95096

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

10.1        Form of Indemnification Agreement.                   Incorporated by reference to Exhibit 10.1 to the
                                                                 Registrant's Registration Statement No. 33-95096

10.2        1995 Stock Option/Stock Issuance Plan, as            Incorporated by reference to Exhibit 10.2 to the
            amended.                                             Registrant's Registration Statement No. 33-95096

10.3        Form of Notice of Grant of Stock Option              Incorporated by reference to Exhibit 10.3 to the
            under 1995 Stock Option/Stock Issuance               Registrant's Registration Statement No. 33-95096
            Plan.

10.4        Form of 1995 Stock Option Agreement                  Incorporated by reference to Exhibit 10.4 to the
            under 1995 Stock Option/Stock Issuance               Registrant's Registration Statement No. 33-95096
            Plan.

 Exhibit
   No.                      Title                                          Method of Filing
 -------                    -----                                          ----------------
10.5        Form of 1995 Stock Purchase Agreement                Incorporated by reference to Exhibit 10.5 to the
            under 1995 Stock Option/Stock Issuance               Registrant's Registration Statement No. 33-95096
            Plan.

10.6        Distribution License Agreement dated                 Incorporated by reference to Exhibit 10.6 to the
            September 30, 1991, by and between the               Registrant's Registration Statement No. 33-95096
            Company and Crandell Development
            Corporation.

10.7        Application Program Interface Retail                 Incorporated by reference to Exhibit 10.7 to the
            License Agreement July 28, 1992 by and               Registrant's Registration Statement No. 33-95096
            between the Company and Rockwell
            International Corporation.

10.8        Application Program Interface License                Incorporated by reference to Exhibit 10.8 to the
            Agreement July 28, 1992 by and between               Registrant's Registration Statement No. 33-95096
            the Company and Rockwell International
            Corporation.

10.9        Rockwell High Speed Interface License                Incorporated by reference to Exhibit 10.9 to the
            Agreement dated June 2, 1994, by and                 Registrant's Registration Statement No. 33-95096
            between the Company and Rockwell
            International Corporation.

10.10       Letter Agreement dated February 22, 1994,            Incorporated by reference to Exhibit 10.10 to the
            by and between the Company and Rockwell              Registrant's Registration Statement No. 33-95096
            International Corporation.

10.11       Letter Agreement dated April 22, 1993, by            Incorporated by reference to Exhibit 10.11 to the
            and between the Company and Rockwell                 Registrant's Registration Statement No. 33-95096
            International Corporation.

10.12       Software Distribution Agreement dated                Incorporated by reference to Exhibit 10.12 to the
            May 8, 1995, by and between the Company              Registrant's Registration Statement No. 33-95096
            and International Business Machines
            Corporation.

10.13       Office Building Lease, dated June 10,                Incorporated by reference to Exhibit 10.13 to the
            1992, by and between the Company and                 Registrant's Registration Statement No. 33-95096
            Developers Venture Capital Corporation.

10.14       Amendment No. 1 To Office Building                   Incorporated by reference to Exhibit 10.14 to the
            Lease, dated July 9, 1993, by and between            Registrant's Registration Statement No. 33-95096
            the Company and Pioneer Bank.

10.15       Amendment No. 2 To Office Building                   Incorporated by reference to Exhibit 10.15 to the
            Lease, dated August 15, 1994, by and                 Registrant's Registration Statement No. 33-95096
            between the Company and T&C
            Development.

10.16       Fourth Addendum to Office Building                   Incorporated by reference to Exhibit 10.16 to the
            Lease, dated April 21, 1995, by and                  Registrant's Registration Statement No. 33-95096
            between the Company and T&C
            Development.

 Exhibit
   No.                      Title                                          Method of Filing
 -------                    -----                                          ----------------
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

10.19       Office Building Lease, dated March 1,                Incorporated by reference to Exhibit 10.19 to the
            1994, by and between Performance                     Registrant's Annual Report on Form 10-K for the
            Computing Incorporated and Petula                    fiscal year ended December 3l, 1995
            Associates, Ltd./KC Woodside.

10.20       Agreement and Plan of Merger by and                  Incorporated by reference to Exhibit 2 to the
            between Smith Micro Software, Inc.,                  Registrant's Current Report on Form 8-K filed with
            Performance Computing Incorporated and               the Commission on March 28, 1996
            PCI Video Products, Inc. dated as of
            March 14, 1996.

10.21       Amendment No. 1, dated as of March 10,               Incorporated by reference to Exhibit 10.21 to the
            1997, to Agreement and Plan of Merger by             Registrant's Annual Report on Form 10-K for the
            and between Smith Micro Software, Inc.,              fiscal year ended December 31, 1996
            Performance Computing Incorporated and
            PCI Video Products, Inc. dated as of
            March 14, 1996.

10.22       Amendment No. 6 to Office Building                   Incorporated by reference to Exhibit 10.22 to the
            Lease, dated February 19, 1998, by and               Registrant's Annual Report on Form 10-K for the
            between the Company and World Outreach               fiscal year ended December 31, 1997
            Center.

10.23       Software licensing and Distribution                  Incorporated by reference to Exhibit 10.23 to the
            Agreement dated December 1, 1998, by                 Registrant's Annual Report on Form 10-K for the
            and between the Company and 3Com                     fiscal year ended December 31, 1998
            Corporation

10.24       Stock Purchase Agreement dated as of                 Incorporated by reference to Exhibit 2 to the
            April 9, 1999 by and among Smith Micro               Registrant's Current Report on Form 8-K filed with
            Software, Inc. STF Technologies, Inc. and            the Commission on April 23, 1999
            the Shareholders of STF Technologies, Inc.

10.25       Amendment No. 7 to Office Building                   Incorporated by reference to Exhibit 10.25 to the
            Lease, dated November 5, 1999, by and                Registrant's Annual Report on Form 10-K for the
            between the Company and World Outreach               fiscal year ended December 31, 1999
            Center.

21.1        Subsidiaries                                         Incorporated by reference to Exhibit 21.1 to the
                                                                 Registrant's Annual Report on Form 10-K for the
                                                                 fiscal year ended December 31, 2000

(B) REPORTS ON FORM 8-K

        No such reports were filed during the three months ended March 31, 2001.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SMITH MICRO SOFTWARE, INC.

May 14, 2001                                By /s/ WILLIAM W. SMITH, JR.
                                            William W. Smith, Jr.
                                            Chairman of the Board, President and
                                            Chief  Executive Officer
                                            (Principal Executive Officer)

May 14, 2001                                By /s/ RICHARD C. BJORKMAN
                                            Richard C. Bjorkman
                                            Chief Financial Officer
                                            (Principal Financial Officer)