Form 10-Q
period 2001-06-30
SMITH MICRO SOFTWARE INC
filed 2001-08-14
CIK 948708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                                YES [X]   NO [ ]

        As of July 31, 2001, there were 16,232,416 shares of Common Stock outstanding.

                           SMITH MICRO SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000               3

         Unaudited Consolidated Statements of Operations For The Three and Six Months Ended
         June 30, 2001 and June 30, 2000                                                                 4

         Unaudited Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2001
         and June 30, 2000                                                                               5

         Notes To Unaudited Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              23
Item 2.  Changes In Securities and Use of Proceeds                                                      23
Item 3.  Defaults Upon Senior Securities                                                                23
Item 4.  Submission of Matters To A Vote Of Security Holders                                            23
Item 5.  Other Information                                                                              23
Item 6.  Exhibits and Reports On Form 8-K                                                               23

Signatures                                                                                              26

        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SMITH MICRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                                   June 30,           December 31,
                                                                                     2001                2000
                                                                                   --------           -----------
                                                                                  (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $  4,377             $  6,178
Accounts receivable, net of allowances for doubtful accounts
  and other adjustments of $1,642 (2001) and $1,896 (2000)                            1,649                4,750
Inventories, net                                                                        340                  338
Prepaid expenses and other current assets                                               203                  294
                                                                                   --------             --------

    Total current assets                                                              6,569               11,560

EQUIPMENT AND IMPROVEMENTS, net                                                         645                  737
OTHER ASSETS                                                                             39                   89
INTANGIBLE ASSETS, net                                                                2,493                2,928
                                                                                   --------             --------
                                                                                   $  9,746             $ 15,314
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                   $  1,011             $  1,590
Accrued liabilities                                                                   1,755                1,297
                                                                                   --------             --------

    Total current liabilities                                                         2,766                2,887


STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized;
  16,232,000 shares issued and outstanding at June 30, 2001 and
  December 31, 2000, respectively                                                        16                   16
Additional paid-in capital                                                           24,789               24,789
Accumulated deficit                                                                 (17,825)             (12,378)
                                                                                   --------             --------

    Total stockholders' equity                                                        6,980               12,427
                                                                                   --------             --------

                                                                                   $  9,746             $ 15,314
                                                                                   ========             ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            June 30,                                   June 30,
                                                           UNAUDITED                                  UNAUDITED
                                                 -----------------------------             -----------------------------
                                                   2001                 2000                 2001                 2000
                                                 --------             --------             --------             --------
NET REVENUES
  Software                                       $    213             $  2,640             $  2,842             $  5,376
  Consulting                                          868                  582                1,484                  920
                                                 --------             --------             --------             --------
    Total Net Revenues                              1,081                3,222                4,326                6,296
COST OF REVENUES
  Software                                            375                  487                  892                1,043
  Consulting                                          566                   70                1,087                  127
                                                 --------             --------             --------             --------
    Total Cost of Revenues                            941                  557                1,979                1,170
                                                 --------             --------             --------             --------
 GROSS PROFIT                                         140                2,665                2,347                5,126

OPERATING EXPENSES:
Selling and marketing                               1,545                1,462                3,264                2,841
Research and development                              832                1,004                1,839                1,941
General and administrative                          1,264                  940                2,322                1,817
Restructuring costs                                   345                                       345
                                                 --------             --------             --------             --------

  Total operating expenses                          3,986                3,406                7,770                6,599
                                                 --------             --------             --------             --------

OPERATING LOSS                                     (3,846)                (741)              (5,423)              (1,473)

INTEREST INCOME, NET                                   33                  115                   65                  227
                                                 --------             --------             --------             --------

LOSS BEFORE INCOME TAXES                           (3,813)                (626)              (5,358)              (1,246)

INCOME TAX EXPENSE                                     20                    6                   89                   45
                                                 --------             --------             --------             --------

NET LOSS                                         $ (3,833)            $   (632)            $ (5,447)            $ (1,291)
                                                 ========             ========             ========             ========

NET LOSS PER SHARE, basic and diluted            $  (0.24)            $  (0.04)            $  (0.34)            $  (0.08)
                                                 ========             ========             ========             ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                               16,232               15,895               16,232               15,828
                                                 ========             ========             ========             ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       For The Six Months
                                                                         Ended June 30,
                                                                   ---------------------------
                                                                    2001                2000
                                                                   -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(5,447)            $(1,291)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        666                 469
  Provision for doubtful accounts and other adjustments
    to accounts receivable                                            (254)               (182)
  Change in operating accounts:
    Accounts receivable                                              3,355                (632)
    Inventories                                                         (2)                213
    Prepaid expenses and other assets                                   92                  (8)
    Accounts payable and accrued liabilities                          (121)                478
                                                                   -------             -------

      Net cash used in operating activities                         (1,711)               (953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (90)               (129)
                                                                   -------             -------

      Net cash used in investing activities                            (90)               (129)
                                                                   -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                             --                 698
                                                                   -------             -------

      Net cash provided by financing activities                         --                 698
                                                                   -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,801)               (384)

CASH AND CASH EQUIVALENTS, beginning of period                       6,178               8,704
                                                                   -------             -------

CASH AND CASH EQUIVALENTS, end of period                           $ 4,377             $ 8,320
                                                                   =======             =======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)

                                                               For The Six Months
                                                                 Ended June 30,
                                                              --------------------
                                                              2001          2000
                                                              ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes                                  $   160        $    45
                                                            =======        =======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           SMITH MICRO SOFTWARE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business - Smith Micro Software, Inc. ("Smith Micro" or the "Company") develops and sells eCommerce, diagnostic utilities and communications software for personal and business use and provides professional services consulting. The Company's software includes products developed for the Internet and broadband technologies, products that enable eCommerce, Internet communications (voice-over-IP - VoIP), video conferencing, wireless communications, general system utility products and network fax along with traditional computer telephony. The Company also offers professional services consulting which include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. The Company's objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. The Company's products enhance personal computing through telephony, fax, multimedia email, paging, wireless communications, desktop and Internet utilities, and video conferencing. The Company's professional services and products enable businesses to create and launch Internet solutions as well as enhance their corporate infrastructure. A portion of the Company's sales are made direct to hardware device and personal computer manufacturers under Original Equipment Manufacturer (OEM) agreements. The Company sells communication and diagnostic utility products through independent distributors and retail channels. The Company's eCommerce products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

        Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2001, the results of its operations, for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

        Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. All have original maturity dates of three months or less.

        Accounts Receivable -- The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and those losses have been within management's expectations. Allowances for product returns and price protection are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets.

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

        Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and have determined that there was no impairment at June 30, 2001.

        Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and product translation costs which are being amortized using the straight-line method over three years. The Company periodically evaluates the recoverability of goodwill based on an undiscounted operating profitability analysis and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment at June 30, 2001.

        Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate its software, assuming collectibility is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective and damaged products. However, the Company may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management estimates, the amount of estimated reserves could change as new information becomes available. During the quarter ended June 30, 2001, the Company's largest distributor changed its order taking and stocking policies. As a result, the Company agreed to accept a significantly higher level of product returns than was anticipated in an effort to work with the distributor to reduce their inventory. The Company believes that this was a one-time return related to a policy change that will not significantly impact the historical and ongoing return rates from the distributor. The Company also provides technical support to its customers. Such costs have historically been insignificant.

        Consulting services revenue is recognized as services are provided or as milestones are delivered and accepted by customers.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 without significant impact on its consolidated financial statements.

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2001, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

        Income Taxes - The Company accounts for income taxes under SFAS No.
109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in its financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Fair Value of Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of all financial instruments included on its consolidated balance sheets. The Company considers the carrying value of such amounts in the consolidated financial statements to approximate their fair value due to (1) the relatively short period of time between origination of the instruments and their expected realization, (2) interest rates which approximate current market rates, or (3) the overall immateriality of the amounts.

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

        Segment Information - The Company operates in two business segments: software products and Internet solutions. The software products operating segment develops and markets our software products, except for eCommerce software. Within software products the Company further concentrates on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations. The Internet solutions segment provides eCommerce software solutions, eBusiness strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also includes hosting and co-location revenue. The Company does not separately allocate operating expenses to these segments, nor does the Company allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information and the geographic information described below are the primary information provided to the chief executive officer.

        The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.

THREE MONTHS ENDED JUNE 30, 2001
(Unaudited)

                                      Software Products
                     ------------------------------------------------------
                       Wireless                              Total Software    Internet       Total
                     & Broadband    Macintosh      Retail       Products       Solutions     Company
                     -----------    ---------      ------    --------------    ---------     -------
Net Revenue            $  528        $  242        $ (603)       $  167         $  914        $1,081
Cost of Revenue                                                     367            574           941
                                                                 ------         ------        ------
Gross Profit                                                     $ (200)        $  340        $  140
                                                                 ======         ======        ======

SIX MONTHS ENDED JUNE 30, 2001
(Unaudited)

                                      Software Products
                     ------------------------------------------------------
                     Wireless                              Total Software    Internet        Total
                   & Broadband    Macintosh      Retail       Products       Solutions      Company
                   -----------    ---------      ------    --------------    ---------      -------
Net Revenue            $1,922        $  520        $  214        $2,656        $1,670        $4,326
Cost of Revenue                                                     857         1,122         1,979
                                                                 ------        ------        ------
Gross Profit                                                     $1,799        $  548        $2,347
                                                                 ======        ======        ======

THREE MONTHS ENDED JUNE 30, 2000
(Unaudited)


                                      Software Products
                     ------------------------------------------------------
                       Wireless                              Total Software    Internet       Total
                     & Broadband    Macintosh      Retail       Products       Solutions     Company
                     -----------    ---------      ------    --------------    ---------     -------
Net Revenue               $1,396       $266         $656         $2,318          $904         $3,222
Cost of Revenue                                                     429           128            557
                                                                 ------          ----         ------
Gross Profit                                                     $1,889          $776         $2,665
                                                                 ======          ====         ======

SIX MONTHS ENDED JUNE 30, 2000
(Unaudited)

                                             Software Products
                     -----------------------------------------------------------------
                       Wireless                              Total Software   Internet       Total
                     & Broadband    Macintosh      Retail       Products      Solutions     Company
                     -----------    ---------      ------    --------------   ---------     -------
Net Revenue            $2,927        $  644        $1,199        $4,770        $1,526        $6,296
Cost of Revenue                                                     927           243         1,170
                                                                 ------        ------        ------
Gross Profit                                                     $3,843        $1,283        $5,126
                                                                 ======        ======        ======

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

        Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the periods ended June 30, 2001 and 2000, there was no difference between net loss, as reported, and comprehensive loss.

        Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. ACQUISITIONS

        On September 2, 2000 the Company acquired the eBusiness consulting practice of QuickStart Technologies, Inc., (the "QuickStart Acquisition") a provider of integrated Internet business services to middle market companies for 100,000 shares of Smith Micro Common Stock valued at $458,000 plus $94,000 in cash and $50,000 in accrued expenses, including acquisition costs. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired of $602,000 was allocated to goodwill, which is amortized using the straight-line method over 3 years.

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

3. RESTRUCTURING COSTS

        In the second quarter of 2001 the Company implemented a restructuring plan to consolidate facilities and reduce personnel costs. Total expense related to the restructuring amounted to $345,000 consisting of facility closure costs of $230,000 and employee severance costs of $115,000. As of June 30, 2001, $62,000 had been paid and $283,000 was included in accrued liabilities.


4. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company's consolidated financial position because the Company does not have derivative instruments and does not engage in hedging activities.

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING OUR STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATES SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND IN OUR'S OTHER REPORTS FILED WITH THE SEC, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

        We are a developer and marketer of wireless, communications, diagnostic utility and eCommerce software products and a provider of professional consulting services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions and provide consulting services consisting of integrated Internet business services to middle market companies. Our software includes products developed for the Internet and broad-band technologies, products that enable eCommerce, Internet communications (voice-over-IP), video conferencing, wireless communications, general system and factory utility products and network fax along with traditional computer telephony.

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

        In July 2000, we acquired the TouchStone Checkit(R) product line. Acquired technology recorded in the acquisition of the TouchStone CheckIt(R) asset was $721,000 and is amortized over three years through charges against cost of revenues. Also, in September 2000, we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies. Goodwill recorded in the acquisition of the QuickStart unit was $602,000 and is amortized over three years.

        We generally recognize revenues from sales of our software as completed products are shipped and title passes, from royalties generated as authorized customers duplicate our software, and collection is deemed probable. Revenues for consulting services are recognized as such services are performed. (See Note 1 of the notes to our unaudited consolidated financial statements.) We continue to introduce new products and our future success will depend in part on the continued introduction of new and enhanced OEM, retail and corporate products that achieve market acceptance. Revenues are net of estimated returns and other adjustments at the time the products are shipped.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   -------------------------
                                      2001           2000           2001           2000
                                     ------         ------         ------         ------
Net Revenues:
   Software                            19.7%          81.9%          65.7%          85.4%
   Consulting services                 80.3%          18.1%          34.3%          14.6%
                                     ------         ------         ------         ------
Total net revenues                    100.0%         100.0%         100.0%         100.0%
Cost of revenues:
   Software                            34.7%          15.1%          20.6%          16.6%
   Consulting services                 52.4%           2.2%          25.1%           2.0%
                                     ------         ------         ------         ------
Total cost of revenues                 87.1%          17.3%          45.7%          18.6%
                                     ------         ------         ------         ------
Gross profit                           12.9%          82.7%          54.3%          81.4%
Operating expenses:
   Selling and marketing              142.9%          45.4%          75.5%          45.1%
   Research and development            77.0%          31.2%          42.5%          30.8%
   General and administrative         116.9%          29.2%          53.7%          28.9%
   Restructuring Costs                 31.9%           0.0%           8.0%           0.0%
                                     ------         ------         ------         ------
Total operating expenses              368.7%         105.8%         179.7%         104.8%
                                     ------         ------         ------         ------
Operating loss                       -355.8%         -23.1%        -125.4%         -23.4%
Interest income, net                    3.1%           3.6%           1.5%           3.6%
                                     ------         ------         ------         ------
Loss before income taxes             -352.7%         -19.5%        -123.9%         -19.8%
Income tax expense (benefit)            1.9%           0.2%           2.1%           0.7%
                                     ------         ------         ------         ------
Net loss                             -354.6%         -19.7%        -126.0%         -20.5%
                                     ======         ======         ======         ======

REVENUES

        Total net revenues were $1.1 million and $3.2 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $2.1 million, or 66.5%, from 2000 to 2001. Total net revenues were $4.3 million and $6.3 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of $2.0 million or 31.3%, from 2000 to 2001. Ingram Micro, a distribution customer, accounted for 20.4% of total revenues for the twelve months ended December 31, 2000. As discussed below, during the six months ended June 30, 2001 product returns exceeded revenue from Ingram.

        Software. Net software revenues were $213,000 and $2.6 million in the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $2.4 million, or 91.9%, from 2000 to 2001. The decrease in net software revenue in the comparable periods from 2000 to 2001 is primarily the result of a substantial and unexpected change in order taking and stocking policies by our largest distributor resulting from issues within their own business. In essence, ongoing distribution inventories will run at approximately 20% of previous levels. As a result of the inventory reduction program, new purchases from the distributor were unusually low during the quarter. Additionally, we agreed to accept a significantly higher level of product returns than we had anticipated, totaling approximately $1.1 million, in an effort to work with the distributor to reduce their inventory. This one-time return, coupled with lower than normal sales volume, resulted in product returns exceeding sales for the quarter and six months period. As net inventory at the distributor was nominal as of June 30, 2001, we do not anticipate any future financial impact related to this issue. Net software revenues were $2.8 million and $5.4 million in the six months ended June 30, 2001 and 2000, respectively, representing a decrease of $2.5 million, or 47.1%, from 2000 to 2001. The decrease in net software revenue over the six month periods is due to the distributor inventory reduction as well as the result of declining revenue from our legacy analog modem product lines and a decline in royalty revenue reported to us from Apple. Sales of new cellular phone products, that were not present in the comparable period of 2000, helped to offset these differences.

        Consulting Services. Consulting services revenues were $868,000 and $582,000 in the three months ended June 30, 2001 and 2000, respectively, representing an increase of $286,000 or 49.1%, from 2000 to 2001. Consulting services revenue accounted for 80.3% of total revenues in the three months ended June 30, 2001 compared with 18.1% of total revenues in the comparable period of 2000. The increase was primarily from revenues generated by QuickStart consulting business, which was not present in the comparable period of 2000. The QuickStart acquisition took place in September 2000. Consulting services revenues were $1.5 million and $920,000 in the six months ended June 30, 2001 and 2000, respectively, representing an increase of $564,000 or 61.3%, from 2000 to 2001. Consulting services revenue accounted for 34.3% of total revenues in the six months ended June 30, 2001 compared with 14.6% of total revenues in the comparable period of 2000.

COST OF REVENUES

        Cost of Software Revenues. Cost of software revenues was $375,000 and $487,000 in the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $112,000, or 23.0%, from 2000 to 2001. Cost of software revenue as a percentage of software revenues was 176.0% and 18.4% for 2001 and 2000, respectively. The significant increase as a percent of revenue in the current period is principally due to the impact of sales returns and inventory write-downs on returned products. Cost of software revenues was $892,000 and $1.0 million in the six months ended June 30, 2001 and 2000, respectively, representing a decrease of $151,000, or 14.5%, from 2000 to 2001. Cost of software revenue as a percentage of software revenues was 31.4% and 19.4% for 2001 and 2000, respectively.

        Cost of Consulting Service revenues. Cost of consulting service revenues was $566,000 and $70,000 in the three months ended June 30, 2001 and 2000, respectively, representing an increase of $496,000 or 708.6% , from 2000 to 2001. Cost of consulting revenue as a percentage of consulting revenues was 65.2% and 12.0% for 2001 and 2000, respectively. Cost of consulting services revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The increase in the cost of consulting service revenues was primarily the result of fixed fee contracts during the three months ended June 30, 2000 that were repetitive of previous projects which carried a much higher margin compared with the time and material billing type of consulting that made up the majority of the contracts performed in the three months ended June 30, 2001. In addition, with many of our consulting projects being deferred by our customers, our consulting workforce was under utilized in the three months ended June 30, 2001. Cost of consulting service revenues was $1.1 million and $127,000 in the six months ended June 30, 2001 and 2000, respectively, representing an increase of $960,000 or 756%, from 2000 to 2001. Cost of consulting revenue as a percentage of consulting revenues was 73.3% and 13.8% for 2001 and 2000, respectively.

OPERATING EXPENSES

        Selling and Marketing. Selling and marketing expenses remained constant at $1.5 million three months ended June 30, 2001 and 2000, respectively. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses were $3.3 million and $2.8 million in the six months ended June 30, 2001 and 2000, respectively, representing an increase of $423,000, or 14.9%, from 2000 to 2001. The increase in our selling and marketing expenses in the six months ended June 30, 2001 over the comparable period of 2000 was primarily the result of increases in our eCommerce business, including salaries and related personnel expenses and facilities expenses. Both of these increases came as a result of the additional expense of the QuickStart acquisition and the overall increase in size of our Internet Solutions Division. These costs were partially offset by cost reduction measures undertaken early in the second quarter of 2001.

        Research and Development. Research and development expenses were $832,000 and $1.0 million in the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $172,000, or 17.1%, from 2000 to 2001. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology. Efforts include work on our eCommerce products, Internet telephony and videoconferencing products, including Macintosh versions and wireless products. The decrease in our research and development expenses in the three months ended June 30, 2001 over 2000 was primarily due to cost reduction efforts. Research and development expenses were $1.8 million and $1.9 in the six months ended June 30, 2001 and 2000, respectively, representing a decrease of $102,000, or 5.3%, from 2000 to 2001.

        General and Administrative. General and administrative expenses were $1.3 million and $940,000 in the three months ended June 30, 2001 and 2000, respectively, representing an increase of $324,000, or 34.5%, from 2000 to 2001. The increase in our general and administrative expenses in the three months ended June 30, 2001 over 2000 primarily came from an increase in our allowance for doubtful accounts of $256,000 due to the bankruptcy of a significant customer, and $55,000 of amortization expense relating to the acquisition of QuickStart which was not present in the comparable period of 2000. General and administrative expenses were $2.3 million and $1.8 million in the six months ended June 30, 2001 and 2000, respectively, representing an increase of $505,000, or 27.8%, from 2000 to 2001.

        Restructuring Costs. In the three months ended June 30, 2001, we reported a restructuring charge in the amount of $345,000. This amount includes a $230,000 lease payment commitment on the office space in Beaverton, Oregon, which was closed, and personnel costs incurred as a result of the reduction in staff, of 37 people or 31%.

        Interest Income, net. Net interest income was $33,000 and $115,000 in the three months ended June 30, 2001 and 2000, respectively, representing an decrease of $82,000, or 71.3%, from 2000 to 2001. Net interest income was $65,000 and $227,000 in the six months ended June 30, 2001 and 2000, respectively, representing an decrease of $162,000, or 71.4%, from 2000 to 2001. The decrease in our interest income, net was the result of a lower cash balance, on which we earn interest, for the three months ended June 30, 2001 compared to the same period in 2000. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

        Provision for Income Taxes. Provision for income taxes was $20,000 and $6,000 in the three months ended June 30, 2001 and 2000, respectively, representing an increase of $14,000, or 233.3%, from 2000 to 2001. The tax expense for the three months ended June 30, 2001 and 2000 is due to taxes on foreign income. Provision for income taxes was $89,000 and $45,000 in the six months ended June 30, 2001 and 2000, respectively, representing a increase of $44,000, or 77.8%, from 2000 to 2001. Tax expense for the six months ended June 30, 2001 related to foreign income as well as adjustments related to a tax audit. The provision for income taxes in 2000 is primarily due to taxes on foreign income.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $1.7 million in the six months ended June 30, 2001 compared to $1.0 million in the comparable period of 2000. The primary operating use of cash during the both periods was funding our net loss.

        During the six months ended June 30, 2001, we used $90,000 in investing activities compared to $129,000 in the comparable period of 2000. At June 30, 2001, we had $4.4 million in cash and cash equivalents and $3.8 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.6 million at June 30, 2001. We have no significant capital commitments, and currently anticipate that growth in capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

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

        - deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and

        -       Customer policy and or procedural changes regarding stocking.

        A large portion of our operating expenses, including rent, depreciation, amortization, and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

        Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

We may offer new services and products with which have limited prior experience.

        We devote significant resources our consulting services as well as the OEM and Retail lines of products. However, we cannot provide any assurance that new services and products in these areas will become or remain profitable. If we are unable to build market awareness of the need for these products and services, our business, operating results and financial condition will suffer.

Technology and customer needs change rapidly in our market which could render our products obsolete.

        Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands, keep up with evolving industry standards, including changes in the Microsoft operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today's computing environments and the performance demanded by customers. If the communications software markets do not develop as we anticipate or our products do not gain widespread acceptance in these markets, or if we are unable to develop new versions of our software products that can operate on future operating systems, our business, financial condition and results of operations could be materially and adversely affected.

Competition within our product markets is intense and includes numerous established competitors.

        We operate in markets that are extremely competitive and subject to rapid changes in technology. Microsoft Corporation poses a significant competitive threat to us because the latest Microsoft operating systems, Windows 2000, Windows 98, Windows 95 and Windows NT, include capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of Windows 2000, Windows 98, Windows 95, Windows NT or other operating systems, sales of our products are likely to decline. In addition, our principal fax related retail products, HotFaxMessageCenter and HotFax, currently compete directly with Symantec's WinFax Pro. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

We rely primarily on one distributor for a significant portion of our total revenues.

        Sales to Ingram Micro, a retail distributor, represented (5.0)% of our net revenues for the six months ended June 30, 2001 and 20.4% of our net revenues for the twelve months ended December 31, 2000. We are not able to control the factors influencing whether and in what quantity Ingram purchases products from us. The significant curtailment of purchases and increase in product returns by Ingram Micro, as experienced by us in the six months ended June 30, 2001, has had a [material] adverse effect on our business during such period. There can be no assurance that sales to Ingram will improve and, in fact, we could lose Ingram as a distributor of our products altogether. We have entered into an agreement with another distributor to help mitigate this situation; however, we cannot assure you that it will.

We may not be able to develop and maintain relationships with distributors and retailers to sell our retail software products.

        We depend on distributors, retailers (such as Staples, CompUSA, Office Depot, etc.), eCommerce distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our relationships with our distributors and retailers depend upon a number of factors, including our ability to meet certain minimum sales volume requirements. In addition, with little or no advanced notice to us our retailers and VARs may purchase fewer products from us in any given quarter for reasons beyond our control and in many cases unrelated to end user demand, such as a decision to change their inventory strategies. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. If this happens or if we are unable to develop and maintain relationships with distributors and retailers to sell our retail software products, our retail sales will be adversely affected.

We may have excessive, unanticipated product returns.

        We are exposed to the risk of product returns, markdown allowances and stock rotations with respect to our distributors and retailers. We accept returns for defective and damaged products and provide price protection on products unsold by a customer. In addition, we provide markdown allowances, which consist of credits given to customers to induce them to lower the retail sales price of certain products in an effort to increase sales to consumers and to help manage our customers' inventory levels in the distribution channel. We also allow distributors to rotate stock, where they may substitute one product for another. Although we maintain a reserve for these situations, and manage these allowances through our returns authorization procedure, we could choose to accept substantial allowances to maintain our relationships with retailers and our access to distribution channels. During the second quarter of 2001 we agreed to accept a significantly higher level of product returns than we had anticipated in an effort to work with a distributor to reduce their inventory. As a result, ongoing distribution inventories will run at approximately 20% of previous levels, significantly reducing our exposure to future unexpected returns.

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

Marketing efforts for our retail software products require substantial investments that may adversely affect our operating margins.

        Maintaining product recognition distribution channels for our retail software products, including our new CheckIt(R) line of products, requires significant investments in marketing and sales related to these products. We expect to have to continue to incur these costs and perhaps even to increase them in the future. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

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

We must continue to retain key personnel in an intensely competitive labor market.

        Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We do not have employment agreements with our key employees that govern the length of their service. The loss of the services of our key employees would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products as well those in our highly specialized consulting business. Competition for these employees is intense and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, consulting services, marketing, service and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally have an adverse effect on our business, financial condition and results of operations. Additionally, retaining key employees during restructuring efforts is critical to company success.

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

        Approximately 12.4% of our revenue for the six months of 2001 and 18.9% for the twelve months ended December 31, 2000 was derived from sales to customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

        As of July 31, 2001, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

        As of July 31, 2001, we had 16,232,416 shares of Common Stock outstanding. Of this amount, the 9,778,670 shares held by William W. Smith, Jr. and Rhonda L. Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. We adopted SFAS No. 133 on January 1, 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on our financial position because we do not have derivative instruments and do not engage in hedging activities.

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and SFAS 142 and have not adopted such provisions in its June 30, 2001 financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Smith Micro's financial instruments include cash and cash equivalents. At June 30, 2001, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

        It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2001.

        PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                An Annual Meeting of the Stockholders of the Company was held on May 15, 2001. At the Annual Meeting, the Stockholders voted as follows:

        (a) The Stockholders elected the following nominee as director, to hold office until the 2004 Annual Meeting, or until her successor is elected and qualified. The vote was as follows:

        ------------------------------------------------------------------------
        Nominee               Votes For     Votes Against     Withhold Authority
        ------------------------------------------------------------------------
        Rhonda L. Smith       9,790,480       259,212              60,000
        ------------------------------------------------------------------------

                In addition to Ms. Smith, the following directors will continue to hold office: William Smith, Robert Scheussler, Tom Campbell, David Stastny and Greg Szabo.

        (b) The Stockholders elected to approve amendments to the Company's 1995 Stock Option/Stock Issuance Plan to (i) increase the number of shares of Common Stock authorized for issuance under the Plan from 2,750,000 shares to 3,150,000, and (ii) add an automatic share increase feature pursuant to which the number of shares of the Common Stock reserved for issuance under the 1995 Plan will automatically increase during each calendar year by an amount not to exceed five percent (5%) of the total number of shares of the Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 2,000,000 shares (with 9,849,780 shares voting for, 259,912 shares voting against, and no shares abstaining).

        (c) The Stockholders elected to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditor of the fiscal year ending December 31, 2001 (with 10,109,692 shares voting for, no shares voting against, and no abstentions).

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 Exhibit
  No.                Title                            Method of Filing
-------              -----                            ----------------
3.1     Amended and Restated Certificate     Incorporated by reference to
        of Incorporation of the Company      Exhibit 3.1 to the Registrant's
                                             Registration Statement No. 33-95096

 Exhibit
  No.                Title                            Method of Filing
-------              -----                            ----------------
3.1.1   Amendment to the Amended and         Incorporated by reference to
        Restated Certificate of              Exhibit 3.1.1 to the Registrant's
        Incorporation of the Company         Quarterly Report on Form 10-Q for
                                             the period ended June 30, 2000.

3.2     Amended and Restated Bylaws of       Incorporated by reference to
        the Company.                         Exhibit 3.2 to the Registrant's
                                             Registration Statement No. 33-95096

4.1     Specimen certificate                 Incorporated by reference to
        representing shares of Common        Exhibit 4.1 to the Registrant's
        Stock of the Company.                Registration Statement No. 33-95096

10.1    Form of Indemnification              Incorporated by reference to
        Agreement.                           Exhibit 10.1 to the Registrant's
                                             Registration Statement No. 33-95096

10.2    1995 Stock Option/Stock Issuance     Incorporated by reference to an
        Plan, as amended.                    attachment to the Registrant's
                                             Definitive Proxy Statement filed
                                             with the SEC on April 25, 2001

10.3    Form of Notice of Grant of Stock     Incorporated by reference to
        Option under 1995 Stock              Exhibit 10.3 to the Registrant's
        Option/Stock Issuance Plan.          Registration Statement No. 33-95096

10.4    Form of 1995 Stock Option            Incorporated by reference to
        Agreement under 1995 Stock           Exhibit 10.4 to the Registrant's
        Option /Stock Issuance Plan.         Registration Statement No. 33-95096

10.5    Form of 1995 Stock Purchase          Incorporated by reference to
        Agreement under 1995 Stock           Exhibit 10.5 to the Registrant's
        Option/Stock Issuance Plan.          Registration Statement No. 33-95096

10.6    Distribution License Agreement       Incorporated by reference to
        dated September 30, 1991, by and     Exhibit 10.6 to the Registrant's
        between the Company and Crandell     Registration Statement No. 33-95096
        Development Corporation.

10.7    Application Program Interface        Incorporated by reference to
        Retail License Agreement July        Exhibit 10.7 to the Registrant's
        28, 1992 by and between the          Registration Statement No. 33-95096
        Company and Rockwell
        International Corporation.

10.8    Application Program Interface        Incorporated by reference to
        License Agreement July 28, 1992      Exhibit 10.8 to the Registrant's
        by and between the Company and       Registration Statement No. 33-95096
        Rockwell International
        Corporation.

10.9    Rockwell High Speed Interface        Incorporated by reference to
        License Agreement dated June 2,      Exhibit 10.9 to the Registrant's
        1994, by and between the Company     Registration Statement No. 33-95096
        and Rockwell International
        Corporation.

10.10   Letter Agreement dated February      Incorporated by reference to
        22, 1994, by and between the         Exhibit 10.10 to the Registrant's
        Company and Rockwell                 Registration Statement No. 33-95096
        International Corporation.

10.11   Letter Agreement dated April 22,     Incorporated by reference to
        1993, by and between the Company     Exhibit 10.11 to the Registrant's
        and Rockwell International           Registration Statement No. 33-95096
        Corporation.

 Exhibit
  No.                Title                            Method of Filing
-------              -----                            ----------------
10.12   Software Distribution Agreement      Incorporated by reference to
        dated May 8, 1995, by and            Exhibit 10.12 to the Registrant's
        between the Company and              Registration Statement No. 33-95096
        International Business Machines
        Corporation.

10.13   Office Building Lease, dated         Incorporated by reference to
        June 10, 1992, by and between        Exhibit 10.13 to the Registrant's
        the Company and Developers           Registration Statement No. 33-95096
        Venture Capital Corporation.

10.14   Amendment No. 1 To Office            Incorporated by reference to
        Building Lease, dated July 9,        Exhibit 10.14 to the Registrant's
        1993, by and between the Company     Registration Statement No. 33-95096
        and Pioneer Bank.

10.15   Amendment No. 2 To Office            Incorporated by reference to
        Building Lease, dated August 15,     Exhibit 10.15 to the Registrant's
        1994, by and between the Company     Registration Statement No. 33-95096
        and T&C Development.

10.16   Fourth Addendum to Office            Incorporated by reference to
        Building Lease, dated April 21,      Exhibit 10.16 to the Registrant's
        1995, by and between the Company     Registration Statement No. 33-95096
        and T&C Development.

10.17   Form of Promissory Note related      Incorporated by reference to
        to S Corporation Distribution.       Exhibit 10.17 to the Registrant's
                                             Registration Statement No. 33-95096

10.18   Smith Micro Software, Inc.           Incorporated by reference to
        Amended and Restated Software        Exhibit 10.21 to the Registrant's
        Licensing and Distribution           Quarterly Report on Form 10-Q for
        Agreement, dated April 18, 1996,     the quarter ended September 30,
        by and between the Company and       1996
        U.S. Robotics Access Corp.

10.19   Office Building Lease, dated         Incorporated by reference to
        March 1, 1994, by and between        Exhibit 10.19 to the Registrant's
        Performance Computing                Annual Report on Form 10-K for the
        Incorporated and Petula              fiscal year ended December 3l, 1995
        Associates, Ltd./KC Woodside.

10.20   Agreement and Plan of Merger by      Incorporated by reference to
        and between Smith Micro              Exhibit 2 to the Registrant's
        Software, Inc., Performance          Current Report on Form 8-K filed
        Computing Incorporated and PCI       with the Commission on March 28,
        Video Products, Inc. dated as of     1996
        March 14, 1996.

10.21   Amendment No. 1, dated as of         Incorporated by reference to
        March 10, 1997, to Agreement and     Exhibit 10.21 to the Registrant's
        Plan of Merger by and between        Annual Report on Form 10-K for the
        Smith Micro Software, Inc.,          fiscal year ended December 31, 1996
        Performance Computing
        Incorporated and PCI Video
        Products, Inc. dated as of March
        14, 1996.

10.22   Amendment No. 6 to Office            Incorporated by reference to
        Building Lease, dated February       Exhibit 10.22 to the Registrant's
        19, 1998, by and between the         Annual Report on Form 10-K for the
        Company and World Outreach           fiscal year ended December 31, 1997
        Center.

 Exhibit
  No.                Title                            Method of Filing
-------              -----                            ----------------
10.23   Software licensing and               Incorporated by reference to
        Distribution Agreement dated         Exhibit 10.23 to the Registrant's
        December 1, 1998, by and between     Annual Report on Form 10-K for the
        the Company and 3Com Corporation     fiscal year ended December 31, 1998

10.24   Stock Purchase Agreement dated       Incorporated by reference to
        as of April 9, 1999 by and among     Exhibit 2 to the Registrant's
        Smith Micro Software, Inc. STF       Current Report on Form 8-K filed
        Technologies, Inc. and the           with the Commission on April 23,
        Shareholders of STF                  1999
        Technologies, Inc.

10.25   Amendment No. 7 to Office            Incorporated by reference to
        Building Lease, dated November       Exhibit 10.25 to the Registrant's
        5, 1999, by and between the          Annual Report on Form 10-K for the
        Company and World Outreach           fiscal year ended December 31, 1999
        Center.

21.1    Subsidiaries                         Incorporated by reference to
                                             Exhibit 21.1 to the Registrant's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended December 31, 2000

(B) REPORTS ON FORM 8-K

        No such reports were filed during the three months ended June 30, 2001.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SMITH MICRO SOFTWARE, INC.

August 13, 2001                              By /s/ WILLIAM W. SMITH, JR.
                                             William W. Smith, Jr.
                                             Chairman of the Board, President
                                             and Chief  Executive Officer
                                             (Principal Executive Officer)

August 13, 2001                              By /s/ ROBERT W. SCHEUSSLER
                                             Robert W. Scheussler
                                             Chief Operating Officer and Acting
                                             Chief Financial Officer
                                             (Principal Financial Officer)