Form 10-Q
period 2001-09-30
SMITH MICRO SOFTWARE INC
filed 2001-11-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 362-5800

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

YES       NO

         As of October 31, 2001, there were 16,232,416 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	Sept 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,747	$6,178

Accounts receivable, net of allowances for doubtful accounts and other adjustments of $591 (2001) and $1,896 (2000)	1,545	4,750

Inventories, net	390	338

Prepaid expenses and other current assets	253	294

Total current assets	5,935	11,560

EQUIPMENT AND IMPROVEMENTS, net	572	737

OTHER ASSETS	32	89

INTANGIBLE ASSETS, net	2,284	2,928

	$8,823	$15,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$948	$1,590

Accrued liabilities	1,689	1,297

Total current liabilities	2,637	2,887

STOCKHOLDERS’ EQUITY:

Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding

Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,232,000 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	16	16

Additional paid-in capital	24,789	24,789

Accumulated deficit	(18,619)	(12,378)

Net stockholders’ equity	6,186	12,427

	$8,823	$15,314

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET REVENUES

Software	$1,968	$2,632	$4,810	$8,008

Consulting	554	742	2,038	1,662

Total Net Revenues	2,522	3,374	6,848	9,670

COST OF REVENUES

Software	268	591	1,160	1,634

Consulting	543	394	1,630	521

Total Cost of Revenues	811	985	2,790	2,155

GROSS PROFIT	1,711	2,389	4,058	7,515

OPERATING EXPENSES:

Selling and marketing	1,090	1,394	4,354	4,235

Research and development	636	969	2,475	2,910

General and administrative	752	986	3,074	2,803

Restructuring Costs	35		380

Total operating expenses	2,513	3,349	10,283	9,948

OPERATING LOSS	(802)	(960)	(6,225)	(2,433)

INTEREST INCOME, NET	11	94	76	321

LOSS BEFORE INCOME TAXES	(791)	(866)	(6,149)	(2,112)

INCOME TAX EXPENSE	3	7	92	52

NET LOSS	$(794)	$(873)	$(6,241)	$(2,164)

NET LOSS PER SHARE, basic and diluted	$(0.05)	$(0.05)	$(0.38)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,232	16,030	16,232	15,898

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Nine Months
	Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,241)	$(2,164)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	966	768

Provision for doubtful accounts and other adjustments to accounts receivable	(1,305)	132

Change in operating accounts:

Accounts receivable	4,510	(1,611)

Inventories	(52)	153

Prepaid expenses and other assets	41	19

Accounts payable and accrued liabilities	(250)	769

Net cash used in operating activities	(2,331)	(1,934)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Touchstone		(25)

Acquisition of QuickStart		(50)

Capital expenditures	(100)	(252)

Net cash used in investing activities	(100)	(327)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options	—	731

Net cash provided by financing activities	—	731

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,431)	(1,530)

CASH AND CASH EQUIVALENTS, beginning of period	6,178	8,704

CASH AND CASH EQUIVALENTS, end of period	$3,747	$7,174

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In Thousands)

	For The Nine Months
	Ended September 30,
	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$163	$52

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During Q3 2000, the Company acquired a product line (CheckIt Software) and a business (QuickStart Technologies — Consulting) in a transaction summarized as follows:

CheckIt:

Fair value of assets acquired		$673

Common Stock issued in acquisition		(560)

Cash paid for acquisition		(25)

Liabilities assumed or created		$88

QuickStart:

Fair value of assets acquired		$558

Common Stock issued in acquisition		(458)

Cash paid for acquisition		(50)

Liabilities assumed or created		$50

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business - Smith Micro Software, Inc. (“Smith Micro” or the “Company”) develops and markets wireless communication and utility software products. The Company designs integrated, cross platform, easy-to-use software for personal computing and business solutions around the world. With a focus on the Internet, wireless, and broadband technologies, the Company’s products and services enable eCommerce, eBusiness, Internet communications (voice-over-IP), video conferencing, wireless communications, and network fax, along with traditional computer telephony. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (VARs) and original equipment manufacturers (OEMs). The Company also offers professional services consulting which include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. The Company’s objective is to enhance human interaction by giving users the ability to communicate through multimedia technologies over analog and digital platforms. The Company’s products enhance personal computing through telephony, fax, multimedia email, paging, wireless communications, desktop and Internet utilities, and video conferencing. The Company’s professional services and products enable businesses to create and launch Internet solutions as well as enhance their corporate infrastructure. A portion of the Company’s sales are made direct to hardware device and personal computer manufacturers under Original Equipment Manufacturer (OEM) agreements. The Company sells communication and diagnostic utility products through independent distributors and retail channels. The Company’s eCommerce products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

         Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001. The results of operations of interim reports are not necessarily indicative of the operating results for the year.

         Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. All have original maturity dates of three months or less.

         Accounts Receivable – The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and those losses have been within management’s expectations. Allowances for product returns and price protection are included in other adjustments to accounts receivable on the accompanying consolidated balance sheet.

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

         Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and have determined that there was no impairment at September 30, 2001.

         Goodwill and Other Intangibles — Goodwill represents the excess purchase cost over the net assets acquired and is amortized over seven years using the straight-line method. Other intangible assets include acquired workforce value, acquired technology and product translation costs which are being amortized using the straight-line method over three years. The Company periodically evaluates the recoverability of goodwill based on an undiscounted operating profitability analysis and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment at September 30, 2001.

         Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate its software, assuming collectibility is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective and damaged products. However, the Company may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management estimates, the amount of estimated reserves could change as new information becomes available. During the nine months ended September 30, 2001, the Company’s largest distributor changed its order taking and stocking policies. As a result, the Company agreed to accept a significantly higher level of product returns than was anticipated in an effort to work with the distributor to reduce their inventory. The Company believes that this was a one-time return related to a policy change that will not significantly impact the historical and ongoing return rates from the distributor. The Company also provides technical support to its customers. Such costs have historically been insignificant.

         Consulting services revenue is recognized as services are provided or as milestones are delivered and accepted by customers.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 without significant impact on its consolidated financial statements.

         Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2001, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

         Income Taxes – The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in its financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

         Stock-Based Compensation – The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

         Net Loss per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

         Segment Information – The Company operates in two business segments: software products and Internet solutions. The software products operating segment develops and markets our software products, except for eCommerce software. Within software products the Company further concentrates on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations. The Internet solutions segment provides eCommerce software solutions, eBusiness strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also includes hosting and co-location revenue. The Company does not separately allocate operating expenses to these segments, nor does the Company allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information and the geographic information described below are the primary information provided to the chief executive officer. The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.

Three Months Ended September 30, 2001

(Unaudited)

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$678	$284	$961	$1,923	$599	$2,522

Cost of Revenue				259	552	811

Gross Profit				$1,664	$47	$1,711

Nine Months Ended September 30, 2001

(Unaudited)

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$2,600	$804	$1,175	$4,579	$2,269	$6,848

Cost of Revenue				1,116	1,674	2,790

Gross Profit				$3,463	$595	$4,058

Three Months Ended September 30, 2000

(Unaudited)

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$758	$392	$1,301	$2,451	$923	$3,374

Cost of Revenue				472	513	985

Gross Profit				$1,979	$410	$2,389

Nine months ended September 30, 2000

(Unaudited)

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$3,685	$1,036	$2,500	$7,221	$2,449	$9,670

Cost of Revenue				1,399	756	2,155

Gross Profit				$5,822	$1,693	$7,515

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

         Comprehensive Income – The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the periods ended September 30, 2001 and 2000, there was no difference between net loss, as reported, and comprehensive loss.

         Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.   ACQUISITIONS

         On September 2, 2000 the Company acquired the eBusiness consulting practice of QuickStart Technologies, Inc., (the “QuickStart Acquisition”), a provider of integrated Internet business services to middle market companies for 100,000 shares of Smith Micro Common Stock valued at $458,000 plus $94,000 in cash and $50,000 in accrued expenses, including acquisition costs. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired of $602,000 was allocated to goodwill, which is amortized using the straight-line method over three years.

         On July 31, 2000 the Company acquired the CheckIt® line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation (the “TouchStone Acquisition”), for 108,000 shares of Smith Micro Common Stock valued at $560,000 plus $73,000 in cash and $88,000 in accrued expenses, including acquisition costs. Touchstone is the developer of the CheckIt® line of software which consist of general system utility products. The acquisition was considered a purchase of technology, which is being amortized using the straight-line method over 3 years.

3.   RESTRUCTURING COSTS

         In the second quarter of 2001 the Company began implementing a restructuring plan to consolidate facilities and reduce personnel costs. Total expense related to the restructuring amounted to $380,000 consisting of facility closure costs of $230,000 and employee severance costs of $150,000. As of September 30, 2001, $168,000 had been paid and $212,000 was included in accrued liabilities. The accrued liability will be paid over the remaining lease term for the facility closed in the second quarter.

4.   NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company’s consolidated financial position because the Company does not have derivative instruments and does not engage in hedging activities.

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

         CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING OUR STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATES SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND IN OUR’S OTHER REPORTS FILED WITH THE SEC, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

Overview

         We are a developer and marketer of wireless, communications, diagnostic utility and eCommerce software products and a provider of professional consulting services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions and provide consulting services consisting of integrated Internet business services to middle market companies. Our software includes products developed for the Internet and broadband technologies, products that enable eCommerce, Internet communications (voice-over-IP), video conferencing, wireless communications, general system and factory utility products and network fax along with traditional computer telephony.

         We continue to develop new products that leverage off our core technologies to address the consumer’s use of the Internet and corporate intranets. We intend to leverage our experience and position with original equipment manufacturers, commonly known as OEMs, to deploy these new product releases. Additionally, we are expanding our customer base to include manufacturers that produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. Our corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranets. Through our consulting services, we offer a comprehensive suite of services to assist middle market clients in planning, implementing and supporting eCommerce, eBusiness and infrastructure initiatives.

         In July 2000, we acquired the TouchStone Checkit® product line. Acquired technology recorded in the acquisition of the TouchStone CheckIt® asset was $721,000 and is amortized over three years through charges against cost of revenues. Also, in September 2000, we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies. Goodwill recorded in the acquisition of the QuickStart unit was $602,000 and is amortized over three years.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2001	2000	2001	2000

Net Revenues:

Software	78.0%	78.0%	70.2%	82.8%

Consulting services	22.0%	22.0%	29.8%	17.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:

Software	10.6%	17.5%	16.9%	16.9%

Consulting services	21.5%	11.7%	23.8%	5.4%

Total cost of revenues	32.1%	29.2%	40.7%	22.3%

Gross profit	67.9%	70.8%	59.3%	77.7%

Operating expenses:

Selling and marketing	43.2%	41.4%	63.6%	43.8%

Research and development	25.3%	28.7%	36.1%	30.1%

General and administrative	29.8%	29.2%	44.9%	29.0%

Restructuring Costs	1.4%	0.0%	5.6%	0.0%

Total operating expenses	99.7%	99.3%	150.2%	102.9%

Operating loss	-31.8%	-28.5%	-90.9%	-25.2%

Interest income, net	0.4%	2.8%	1.1%	3.3%

Loss before income taxes	-31.4%	-25.7%	-89.8%	-21.9%

Income tax expense	0.1%	0.2%	1.3%	0.5%

Net loss	-31.5%	-25.9%	-91.1%	-22.4%

Revenues

         Total net revenues were $2.5 million and $3.4 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $900,000, or 25.3%, from 2000 to 2001. Total net revenues were $6.8 million and $9.7 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $2.8 million or 29.2%, from 2000 to 2001.

         Software. Net software revenues were $2.0 million and $2.6 million in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $600,000, or 25.3%, from 2000 to 2001. The decrease in net software revenue in the comparable periods from 2000 to 2001 is primarily the result of declining revenue from our legacy analog modem OEM product lines. Sales of new mobile phone products which were not present in the comparable period of 2000, helped to offset these differences. Net software revenues were $4.8 million and $8.0 million in the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $3.2 million, or 40.0%, from 2000 to 2001. The decrease in net software revenue in the comparable nine month periods from 2000 to 2001 is primarily the result of declining legacy OEM product revenues and a substantial and unexpected change in order taking and stocking policies by our largest distributor resulting from issues within their own business in the second quarter of 2001. In essence, ongoing distribution inventories will run at approximately 20% of previous levels. As a result of the inventory reduction program, new purchases from the distributor were unusually low during the second quarter. Additionally, in June 2001, we agreed to accept a significantly higher level of product returns than we had anticipated, totaling approximately $1.1 million, in an effort to work with the distributor to reduce their inventory. This one-time return, coupled with lower than normal sales volume, resulted in a $1.3 million decrease in retail software sales from the prior nine month period.

         Consulting Services. Consulting services revenues were $554,000 and $742,000 in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $188,000 or 25.3%, from 2000 to 2001. Consulting revenues decreased primarily due to the overall economic downturn and declining IT budgets. Consulting services revenue accounted for 22.0% of total revenues in both the three months ended September 30, 2001 and September 30, 2000. Consulting services revenues were $2.0 million and $1.7 million in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $376,000 or 22.6%, from 2000 to 2001, primarily as a result of the QuickStart acquisition in September 2000. Consulting services revenue accounted for 29.8% of total revenues in the nine months ended September 30, 2001 compared with 17.2% of total revenues in the comparable period of 2000.

Cost of Revenues

         Cost of Software Revenues. Cost of software revenues was $268,000 and $591,000 in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $323,000, or 54.7%, from 2000 to 2001. Cost of software revenue as a percentage of software revenues was 13.6% and 22.5% for 2001 and 2000, respectively. The reduction as a percent of revenue in the current period is principally due to the positive inventory variance related to the product returned by Ingram Micro. Cost of software revenues was $1.2 million and $1.6 million in the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $474,000, or 29.0%, from 2000 to 2001. Cost of software revenue as a percentage of software revenues was 24.1% and 20.4% for 2001 and 2000, respectively.

         Cost of Consulting Service revenues. Cost of consulting service revenues was $543,000 and $394,000 in the three months ended September 30, 2001 and 2000, respectively, representing an increase of $149,000 or 37.8%, from 2000 to 2001. Cost of consulting revenue as a percentage of consulting revenues was 98.0% and 53.1% for 2001 and 2000, respectively. Cost of consulting services revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The increase in the cost of consulting service revenues was primarily the result of fixed fee contracts during the three months ended September 30, 2000 that were repetitive of previous projects and thus carried a much higher margin compared with the time and material billing type of consulting that make up many of the contracts performed in the three months ended September 30, 2001. In addition, with many of our consulting projects being deferred by our customers, our consulting workforce was under utilized in the three months ended September 30, 2001. Cost of consulting service revenues was $1.6 million and $521,000 in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $1.1 million or 212.9%, from 2000 to 2001. Cost of consulting revenue as a percentage of consulting revenues was 80.0% and 31.4% for 2001 and 2000, respectively. The increase as a percentage of revenues for the nine month period is primarily due to the same issues as those noted for the current quarter.

Operating Expenses

         Selling and Marketing. Selling and marketing expenses were $1.1 million and $1.4 million in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $304,000 or 21.8%. This decrease is primarily a result of continuous cost reductions in 2001. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses were $4.4 million and $4.2 million in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $119,000, or 2.8%, from 2000 to 2001. The increase in our selling and marketing expenses in the nine months ended September 30, 2001 over the comparable period of 2000 was primarily the result of increases in our eCommerce business, including salaries and related personnel expenses and facilities expenses. Both of these increases came as a result of the additional expense of the QuickStart acquisition and the overall increase in size of our Internet Solutions Division. These costs were partially offset by cost reduction measures undertaken early in the second quarter of 2001.

         Research and Development. Research and development expenses were $636,000 and $969,000 in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $333,000, or 34.4%, from 2000 to 2001. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology. Research and development expenses were $2.5 million and $2.9 million in the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $435,000, or 15.0%, from 2000 to 2001. The decrease in our research and development expenses in both the three and nine month periods ended September 30, 2001 over 2000 was primarily due to cost reduction efforts.

         General and Administrative. General and administrative expenses were $752,000 and $986,000 in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $234,000, or 23.7%, from 2000 to 2001. The decrease is primarily due to cost reduction efforts undertaken in 2001. General and administrative expenses were $3.1 million and $2.8 million in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $271,000, or 9.7%, from 2000 to 2001. The increase in our general and administrative expenses in the nine months ended September 30, 2001 over 2000 primarily came from an increase in our allowance for doubtful accounts of $256,000 in the second quarter, due to the bankruptcy of a significant customer, and amortization expense relating to the acquisition of QuickStart which was not present in the comparable periods of 2000. This increase was partially offset by cost reduction efforts.

         Restructuring Costs. In the three months ended September 30, 2001, we reported an additional restructuring charge in the amount of $35,000. Restructuring costs for the nine months ended September 30, 2001 were $380,000. This amount includes a $230,000 lease payment commitment on the office space in Beaverton, Oregon, which was closed, and personnel costs incurred as a result of a reduction in staff of 37.8%. As of September 30, 2001, $168,000 had been paid and $212,000 was included in accrued liabilities. The accrued liability will be paid over the remaining lease term for the facility closed in the second quarter.

         Interest Income, net. Net interest income was $11,000 and $94,000 in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $83,000, or 88.3%, from 2000 to 2001. Net interest income was $76,000 and $321,000 in the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $245,000, or 76.3%, from 2000 to 2001. The decrease in our net interest income was the result of a lower cash balance, on which we earn interest, for the three and nine months ended September 30, 2001 compared to the same periods in 2000. We have not changed our investment strategy during the periods being reported, with our excess cash consistently being invested in short term marketable securities.

         Provision for Income Taxes. Provision for income taxes was $3,000 and $7,000 in the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $4,000, or 57.1%, from 2000 to 2001. The tax expense for the three months ended September 30, 2001 and 2000 is due to taxes on foreign income. Provision for income taxes was $92,000 and $52,000 in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $40,000, or 77.0%, from 2000 to 2001. Tax expense for the nine months ended September 30, 2001 related to foreign income as well as adjustments related to a tax audit. The provision for income taxes in 2000 is primarily due to taxes on foreign income.

Liquidity and Capital Resources

         Since our inception, we have financed operations primarily through cash generated from operations and from proceeds generated by our initial public offering in 1995. Net cash used in operating activities was $2.3 million in the nine months ended September 30, 2001 compared to $1.9 million in the comparable period of 2000. The primary operating use of cash during the both periods was funding our net loss, partially offset by the significant decrease in accounts receivable.

         During the nine months ended September 30, 2001, we used $100,000 in investing activities compared to $327,000 in the comparable period of 2000. At September 30, 2001, we had $3.7 million in cash and cash equivalents and $3.3 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.5 million at September 30, 2001. We have no significant capital commitments, and currently anticipate that growth in capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through the next 12 months. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot provide any assurance that such financing will be available to us at commercially reasonable terms or at all.

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

         Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

•	the volume of our product sales and pricing concessions on volume sales;

•	the size and timing of orders from and shipments to our major customers;

•	our ability to maintain or increase gross margins;

•	general economic and market conditions;

•	variations in the our sales channels or the mix of our product sales;

•	the gain or loss of a key customer;

•	our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

•	the timing of new product announcements and introductions by us, our competitors or our customers;

•	the effect of new and emerging technologies;

•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and

•	Customer policy and/or procedural changes regarding stocking.

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

         We devote significant resources to our consulting services as well as the OEM and Retail lines of products. However, we cannot provide any assurance that new services and products in these areas will become or remain profitable. If we are unable to build market awareness of the need for these products and services, our business, operating results and financial condition will suffer.

Technology and customer needs change rapidly in our market which could render our products obsolete.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers’ changing demands, keep up with evolving industry standards, including changes in the Microsoft operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers. If our software markets do not develop as we anticipate or our products do not gain widespread acceptance in these markets, or if we are unable to develop new versions of our software products that can operate on future operating systems, our business, financial condition and results of operations could be materially and adversely affected.

Competition within our product markets is intense and includes numerous established competitors.

         We operate in markets that are extremely competitive and subject to rapid changes in technology. Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems, Windows XP, Windows ME, Windows 2000, Windows 98, Windows 95 and Windows NT, may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of Windows XP, Windows ME, Windows 2000, Windows 98, Windows 95, Windows NT or other operating systems, sales of our products are likely to decline. In addition, our principal fax related retail products, HotFax MessageCenter and HotFax, currently compete directly with Symantec’s WinFax Pro. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

         Sales to Ingram Micro, a retail distributor, represented 8.5% of our net revenues for the nine months ended September 30, 2001 and 20.4% of our net revenues for the twelve months ended December 31, 2000. We are not able to control the factors influencing whether and in what quantity Ingram purchases products from us. The significant curtailment of purchases and increase in product returns by Ingram Micro, as experienced by us in the second quarter of 2001, has had an adverse effect on our business. There can be no assurance that sales to Ingram in the future will not be impacted by returns and, in fact, we could lose Ingram as a distributor of our products altogether. We have entered into an agreement with another distributor to help mitigate this situation; however, we cannot assure that it will.

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

         We are exposed to the risk of product returns, markdown allowances and stock rotations with respect to our distributors and retailers. We accept returns for defective and damaged products and provide price protection on products unsold by a customer. In addition, we provide markdown allowances, which consist of credits given to customers to induce them to lower the retail sales price of certain products in an effort to increase sales to consumers and to help manage our customers’ inventory levels in the distribution channel. We also allow distributors to rotate stock, where they may substitute one product for another. Although we maintain a reserve for these situations, and manage these allowances through our returns authorization procedure, we could choose to accept substantial allowances to maintain our relationships with retailers and our access to distribution channels. During the second quarter of 2001, we agreed to accept a significantly higher level of product returns than we had anticipated in an effort to work with a distributor to reduce their inventory. We expect ongoing distribution inventories to run approximately 20% of previous levels, significantly reducing our exposure to future unexpected returns.

Acquisitions of companies or technologies may disrupt our business and divert management attention.

         We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition. We may also have to incur debt or issue equity securities in order to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, we expect our profitability will be adversely affected because of acquisition-related costs or amortization of goodwill and other purchased intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products or technologies within existing operations, we may not receive the intended benefits of acquisitions.

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

         The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	market conditions within our retail and OEM software markets;

•	general global economic and political instability;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

         In addition, the market prices of securities of Internet-related and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management’s attention and resources from other matters.

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

         It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

         In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Marketing efforts for our retail software products require substantial investments that may adversely affect our operating margins.

         Maintaining product recognition distribution channels for our retail software products, including our new CheckIt® line of products, requires significant investments in marketing and sales related to these products. We expect to have to continue to incur these costs and perhaps even to increase them in the future. Accordingly, our retail sales may not provide us with the same contribution margin to operating income that we have historically achieved on our OEM sales.

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

         We currently have backlog orders only in our Internet Solutions Division for our consulting related sales and we only began building this backlog during the year ended December 31, 2000. In our other divisions, we operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers’ actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. If orders in the first month or two of a quarter fall short of expectations, it is likely that we will not meet our revenue targets for that quarter. If this happens, our quarterly operating results would be adversely affected.

We may be unable to adequately protect our intellectual property and other proprietary rights.

         Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright and trademark law. However, these measures afford us only limited protection. We currently own United States trademark registrations for certain of our trademarks, but we have not yet obtained registrations for all of our trademarks in the United States or other countries. In addition, prior to becoming a publicly held entity, we did not require our employees to sign proprietary information and inventions agreements stipulating to our software ownership rights. We only recently started the patent application process for a number of technologies relating to our existing products and products under development. Furthermore, we rely primarily on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, despite the precautions we have taken to protect our intellectual property and proprietary rights, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.

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

         If eCommerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Our products enhance companies’ abilities to transact business and conduct Web-based operations. As a result, our future sales and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. To be successful we must rely on consumers and businesses who have not historically used the Internet to transact business and exchange information.

         Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet’s infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

         Approximately 9.2% of our revenue for the nine months of 2001 and 18.9% for the twelve months ended December 31, 2000 was derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic conditions causing instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	difficulties in collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

Our officers and directors could control matters submitted to our stockholders.

         As of October 31, 2001, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a merger or business combination, irrespective of how you may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

         As of October 31, 2001, we had 16,232,416 shares of Common Stock outstanding. Of this amount, the 9,778,670 shares held by William W. Smith, Jr. and Rhonda L. Smith became available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144) in September 1997, following the expiration of a two year lock-up agreement with certain representatives of the underwriters of our initial public offering, which consummated in September 1995. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and SFAS 142 and have not adopted such provisions in our September 30, 2001 financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Smith Micro’s financial instruments include cash and cash equivalents. At September 30, 2001, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

         It is our policy not to enter into derivative financial instruments. As of September 30, 2001 we do not have any significant foreign currency exposure as we do not transact business in foreign currencies.

PART II  —  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096

4.1	Specimen certificate representing shares of Common Stock of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096

10.2	1995 Stock Option/Stock Issuance Plan, as amended	Incorporated by reference to an attachment to the Registrant’s Definitive Proxy Statement filed with the SEC on April 25, 2001

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096

10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096

10.5	Form of 1995 Stock Purchase Agreement	Incorporated by reference to Exhibit 10.5 to the

Exhibit
No.	Title	Method of Filing

	under 1995 Stock Option/Stock Issuance Plan.	Registrant’s Registration Statement No. 33-95096

10.6	Distribution License Agreement dated September 30, 1991, by and between the Company and Crandell Development Corporation.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-95096

10.7	Application Program Interface Retail License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-95096

10.8	Application Program Interface License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-95096

10.9	Rockwell High Speed Interface License Agreement dated June 2, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-95096

10.10	Letter Agreement dated February 22, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-95096

10.11	Letter Agreement dated April 22, 1993, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-95096

10.12	Software Distribution Agreement dated May 8, 1995, by and between the Company and International Business Machines Corporation.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-95096

10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096

10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096

10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096

10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096

10.17	Form of Promissory Note related to S Corporation Distribution	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 33-95096

Exhibit
No.	Title	Method of Filing

10.18	Smith Micro Software, Inc. Amended and Restated Software Licensing and Distribution Agreement, dated April 18, 1996, by and between the Company and U.S. Robotics Access Corp.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995

10.20	Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 1996

10.21	Amendment No. 1, dated as of March 10, 1997, to Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996

10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997

10.23	Software licensing and Distribution Agreement dated December 1, 1998, by and between the Company and 3Com Corporation	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.24	Stock Purchase Agreement dated as of April 9, 1999 by and among Smith Micro Software, Inc. STF Technologies, Inc. and the Shareholders of STF Technologies, Inc.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 1999

10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(B)    REPORTS ON FORM 8-K

         No such reports were filed during the three months ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 12, 2001	By /s/ WILLIAM W. SMITH, JR. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 12, 2001	By /s/ROBERT W. SCHEUSSLER Robert W. Scheussler Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer)