Form 10-K
period 2001-12-31
SMITH MICRO SOFTWARE INC
filed 2002-04-01
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

Commission File Number 0-26536

SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0029027 (I.R.S. Employer Identification Number)

51 Columbia, Suite 200, Aliso Viejo, CA (Address of principal executive offices)	92656 (Zip Code)

Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value (Title of each class)	Nasdaq National Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

     The Registrant does not have different classes of Common Stock. As of March 12, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $7,685,160, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company’s outstanding Common Stock are deemed to be affiliates.

     As of March 12, 2002, there were 16,232,416 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 21, 2002, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.

SMITH MICRO SOFTWARE, INC.

2001 FORM 10-K ANNUAL REPORT

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be forward looking statements. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans” or similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and are subject to a number of risks and uncertainties that could cause the actual results of the company to materially differ from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as the date hereof. The company disclaims any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission or otherwise to revise or update any oral or written forward looking statement that may be made from time to time by or on behalf of the company. Readers are also urged to carefully review and consider the various disclosures made by the company that describe certain factors which affect the company’s business, including the “Risk Factors” commencing on page 21 of this Annual Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and similar discussions in our other Securities and Exchange Commission filings. You should carefully consider those factors, in addition to the other information in this Annual Report, before deciding to invest in our company or to maintain or increase your investment.

PART I

Item 1. BUSINESS

General

     We are a developer and marketer of wireless, communications, diagnostic, utility and eCommerce software products as well as a provider of Internet consulting and hosting services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions. Our software includes products developed for the wireless, Internet and broadband technologies, products that enable wireless communications, eCommerce, Internet communications (voice-over-IP), video conferencing, general system utility and diagnostic products and network fax along with traditional computer telephony.

     We continue to develop new products that leverage off our core technologies. We also leverage our experience and position with original equipment manufacturers, commonly known as OEM’s, to deploy these new product releases. Additionally, we are expanding our customer base to include wireless service providers and manufacturers that produce wireless handsets and produce devices that take advantage of the high bandwidth Internet connectivity such as cable and xDSL modems. Our corporate products are designed to provide cost effective and efficient methods of communicating that take advantage of corporate local and wide area networks, including the Internet or intranets.

     We were first incorporated in California in 1983 and later reincorporated in Delaware in 1995. In 1985, we shipped our first data communication software product. At that time, we generated revenues primarily from the market acceptance of our OEM fax and data communication software products. We began providing video communication products in 1996 to both OEM and retail customers. In January 1998, we purchased certain fax software assets of Mitek Systems, Inc. to provide LAN, Internet and Internet fax transmission solutions designed for the corporate market. In September 1998, we shipped our first Internet communications software product. This multi-purpose product provides for integrated telephony, multimedia e-mail, video surety, fax, video conferencing and text based chat functionality over the Internet and other IP protocol services such as LAN’s and WAN’s. Designed to take advantage of high bandwidth technology, this product functions over a variety of IP connectivity hardware including xDSL modems, cable modems, network interface devices and analog modems.

     In April 1999, we expanded our Macintosh products with the acquisition of STF Technologies, Inc. This acquisition enhanced our ability to develop and sell communications (primarily fax) software to the Macintosh market. In September 1999, we acquired Pacific Coast Software so that we could offer eCommerce business solutions. In July 2000, we acquired the TouchStone CheckIt® product line (See Note 9 to the consolidated financial statements). We market these products under the Smith Micro CheckIt® brand including CheckIt® Firewall. Finally, in September 2000 we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies (See Note 9 to the consolidated financial statements).

     Our products for the consumer and business markets are available through Internet sales, retail stores, direct sales, eTailers and value-added resellers (VARs). Retail outlets that sell our products include CompUSA, Office Depot, Micro Center, Staples, Circuit City, PC Connections, Multiplezones, and Fry’s Electronics. Our products can be purchased at many online locations, including Buy.com, Beyond.com and Amazon.com. In the original equipment manufacturers (or OEM) market we are a supplier of communication and diagnostic utility software, having shipped over 40 million copies of products. Our OEM customers include manufacturers of wireless devices and services, personal computers, digital cameras and data modems. We currently maintain OEM relationships with several companies including Verizon, Tektronix, Hughes Network Systems, Apple, Hewlett Packard, Gateway, Brother International, Philips Consumer Electronics, Viking Components, Zoom, D-Link, Audiovox, LGIC, and Kyocera.

     The Internet Solutions Division services include supporting our WebCatalog product, complete website design and installation, website hosting and co-location services and application service provider services for

WebCatalog. Our eCommerce customers include Kyocera/Infocomm, Harmon Multimedia, Diedrich’s Coffee and Boomtown Casino, among others.

Industry Backgrounds

     Wireless Industry – The proliferation of wireless technologies is offering competition to traditional communications services and providing new opportunities globally. The evolving types of wireless infrastructures being implemented such as 1xRTT, GPRS and ultimately 3G will offer wider bandwidth data services. Cellular platforms include the basic cellular phone, personal computing devices (PC's) and personal communications devices including PDA's and handheld's. The adoption of these new mobile and wireless communications services provides opportunities for new communications software products.

     Our core communications technology has been updated to explore and enhance this emerging wireless data market. We manufacture, market and sell value-added wireless telephony products primarily targeted at the OEM market, particularly mobile phone manufacturers and cellular service providers. We offer software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, Windows ME, Windows CE, Pocket PC, Palm, Unix and Linux operating systems.

     The underlying design concept is the long-standing Smith Micro concept of “enhancing the out-of-box experience” for the ultimate consumer, thereby keeping the consumer satisfaction high and the OEM device sold. In addition, our custom engineering services bring more than 20 years of hardware and software experience to OEM's seeking to better market their products by adding additional product features, customizing existing features and translating an application into additional languages.

     Internet Industry - Businesses and consumers are using the Internet to communicate, transact business, share information, and access vast information resources. The increasing demand for Internet access is driving the adoption of new technology that enhances the Internet experience. These advances are found in personal computers and Internet access devices such as wireless devices, analog modems, cable modems, xDSL modems, network interface cards and software solutions. These connectivity devices enable personal computer communication using direct connections, or connections over the Internet, intranets, Local Area Networks and Wide Area Networks. Manufacturers continue to deliver products with higher transmission speeds and increased functionality. The rapid pace of these changes, the need to support a variety of operating systems, including Windows XP, Windows 2000, Windows NT, Windows ME, Windows 98, Windows 95, Windows CE, Palm, Unix, Linux and Macintosh, and the desire to differentiate products, present a significant communication software challenge. Manufacturers generally focus on hardware and do not find it cost effective to internally develop software to meet the evolving needs of communication software for multiple platforms. Instead, these manufacturers typically bundle software from outside providers with their hardware. As technology develops and communication hardware device manufacturers expand the functionality of communication devices, communication software must be continually upgraded and improved in order for such devices to continue to offer integrated, easy-to-use solutions to enable this functionality to the end user.

     Diagnostic/Utility Software Industry - Diagnostic and utility software products assist home or corporate users as well as technical services departments of the hardware manufacturers and hardware service companies identify and repair computer system related errors and other problems. As the hardware manufacturers adopt new technology, the diagnostic tools must be continuously improved in order to solve new problems. The challenge is to provide tools that support both the novice and technically savvy technical support personnel.

     Computer Consulting Industry - A corporation’s information technology department generally will evaluate whether to design, build or support these systems internally or to contract some or all of this work to specialists with technical expertise. Many corporations choose to use outside consulting contractors for this work in order to focus their resources on their core competencies and avoid the time and expense required to train their own employees. Our efforts are focused on these outsourced services.

Smith Micro Strategy and Products

     In the past, we operated as one business segment in the development and sales of software products. In 2000, we restructured our internal operations and management into two business segments: software products and Internet solutions. The software products operating segment develops and markets our software products, except for eCommerce software. Within software products we further concentrate on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations. The Internet solutions segment provides eCommerce software solutions, strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also provides customer hosting. See Note 6 of Notes to Consolidated Financial Statements for financial information related to our operating segments.

     In addition to our internal restructuring in 2000, we added key technologies by acquiring TouchStone Software CheckIt® software products and QuickStart’s consulting business. These acquisitions have enabled us to broaden our market opportunities as well as our retail product offerings, and develop a consulting service organization within our company.

Products and Services

     The following is a list of the software products and services we offer, as well as a brief description of their principal features and functions:

Wireless & Broadband (OEM Software Products)

Wireless Fax / Data Products

QuickLink® Mobile	Turns data capable wireless phones into wireless modems

QuickLink® Mobile Phonebook	Enables users to be able to easily edit wireless phonebooks on a PC computer and copy email or PIM databases to the phone

QuickLink® Fax	Turns data capable wireless phones into wireless fax modems

Desktop Fax / Data Voice Products

QuickLink®	Enables users to exchange faxes and data files with remote modems, fax/modems and fax machines quickly and easily

QuickLink® MessageCenter	An integrated voice, fax and data communication software program that lets users receive voice mail and exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily

Video and Audio Products

VideoLink®	Enables video and audio communications over the Internet, intranet or ordinary telephone lines using a standard analog modem connection

VideoLink® Mail	Allows users to attach audio/video messages to emails as self-extracting files that can be opened by recipients without special software

Macintosh (OEM Software Products)

FAXstf™ X	Enables users to exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily on the new OS X operating environment

VideoLink® Pro	Enables users to converse with video and voice over a standard telephone line, Internet Wide Area Networks (WAN’s) and Local Area Networks (LAN’s)

Retail (Channel) Software Products

Utility Products

CheckIt® Utilities	Provides end-users the hardware information they need to evaluate, fine-tune and manage their systems

CheckIt® NetOptimizer™	An Internet performance utility that actually speeds up Internet usage by actually adjusting computer modem, port and software settings to accept data faster from the Internet

CheckIt® FastMove™	A program that lets users copy files, folders or directories with the single simple click of a button

CheckIt® Firewall	Provides protection against unwanted security invasion on a Personal computer from the outside particularly the Internet.

Desktop & Network Fax / Data Voice Products

HotFax® MessageCenter	An integrated voice, fax and data communication software program that lets users receive voice mail and exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily

HotFax® MessageCenter Pro – for the Mac	An integrated voice, fax and data communication software program that lets users receive voice mail and exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily

HotFax®	Enables users to exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily

HotFax® Share	A client/server net faxing solution that eliminates the need for phone lines at every desktop, which reduces cost and network management

Internet Solutions

Services

Consulting	Consulting services range from supporting our WebCatalog product to complete website design and installation consulting services.

Hosting	We maintain a network operations facility that is monitored 24 hours a day and 7 days a week to ensure maximum uptime. We offer a broad spectrum of bandwidth and service options to customers. We host customers on one of our servers or house their server at our location.

Products

WebCatalog™	Provides the tools necessary to develop a Web site or an eCommerce Web store supporting Windows, Mac, Unix and Linux. Wireless WebDNA™ is an additional function that can be added to a Web site built using WebCatalog™ that enables WAP capability.

Acquisitions

     In September 2000, we acquired the eBusiness consulting practice of QuickStart Technologies, Inc. As a result of this acquisition, we now have a comprehensive suite of services to assist middle market clients in planning, implementing and supporting eBusiness initiatives. These services include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness.

     In July 2000, we acquired the CheckIt® line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation. We market these products under the Smith Micro CheckIt® brand including: CheckIt® NetOptimizer™, CheckIt® Utilities; CheckIt® FastMove™; and CheckIt® Suite. CheckIt® NetOptimizer™ analyzes and optimizes wireless, broadband and dialup Internet connections for maximum performance. CheckIt® Utilities enables users to uncover potential problems, check PC performance and assess system reliability. CheckIt® FastMove™ is a file synchronization and transfer program for users who work on multiple PC’s and also includes file management utilities. These products will also be included as components in the CheckIt® Suite product. These products will also be available in special versions for OEM customers along with CheckIt® Factory Edition, targeted at PC manufacturers for factory testing and burn-in.

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

Sales and Marketing

     Our products are available worldwide to customers through channels that include distributors, retail, mail order, corporate resellers, Internet-based resellers or “eTailers,” value added resellers, original equipment manufacturers and educational institutions. We also sell products and product upgrades over the Internet through our own webstore at www.smithmicro.com.

     We maintain distribution relationships with major independent distributors. These distributors stock our products for redistribution to independent dealers, consultants and other resellers. We also maintain direct relationships with major retailers, while marketing to these retailers through independent distributors. Our sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers. We also work closely with them to manage promotions and other selling activities.

     Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause. These distributors are not within our control and are not obligated to purchase products from us. These distributors also represent other vendors’ product lines. Sales to Ingram Micro, a retail distributor, represented 16.9%, 20.4% and 23.4% of our net revenues in 2001, 2000 and 1999, respectively.

     Our marketing activities include advertising in trade, technical and business publications, online advertising, public relations, cooperative marketing with distributors, resellers and dealers, direct mailings to existing and prospective end-users and participation in trade and computer shows.

     We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We generally accept returns for defective and damaged products and we may also permit customers to return or exchange product or we may provide price protection on products unsold by a customer. In addition, we may provide markdown allowances, which consist of credits given to customers to induce them to increase sales to consumers and to help manage our customers’ inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and we manage our returns and markdown allowances through our authorization procedure, we could choose to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. During the year ended December 31, 2001, our largest distributor changed its order taking and stocking policies. As a result, we agreed, in the second quarter of 2001, to accept a significantly higher level of product returns than was anticipated in an effort to work with the distributor to reduce their inventory. We believe that these returns represented a one-time event related to a policy change of our largest distributor that will not significantly impact the historical and ongoing return rates from the distributor. If this is not an isolated occurrence, future unexpected returns could have an adverse effect on our consolidated financial statements. As a percentage of our net revenues, retail sales represented 24.2% of our revenues in 2001, 25.9% of our revenues in 2000 and 31.9% of our revenues in 1999. For further discussion, see Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements in this Form 10-K.

     Our OEM market continues to evolve as we continue to offer new communications products and OEM’s adopt new technologies and software bundling techniques. Our OEM customers include cell phone manufacturers, cellular service providers, personal computer and other PC related equipment manufacturers. These manufacturers bundle or pre-load our software products with their own hardware products. We have translated selected products into as many as 18 languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.

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

     The three largest OEM customers, and their respective affiliates, in each year, have accounted for 20.6% of our net revenues in 2001, 20.6% of our net revenues in 2000, and 26.8% of our net revenues in 1999. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers, decisions by a significant OEM customer to substantially decrease purchases or our inability to collect receivables from these customers could have an adverse effect on our business

     We have relatively little backlog for our OEM products at any given time and we do not consider backlog to be a significant indicator of future performance. Moreover, we generally do not produce software in advance of anticipated orders and therefore have insignificant amounts of inventory. As a result of the foregoing, our revenues in any quarter are substantially dependent on orders booked in that quarter.

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

Product Development

     The software industry, particularly the Internet and wireless/broadband markets, are characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware and silicon chip manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. In addition, we participate in software product developer programs sponsored by key industry companies such as Microsoft, Intel and Apple. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies.

Manufacturing

     Our software is sold in several forms. Our software is sold in a package that includes a CD-ROM, a manual and certain other documentation or marketing material. We also permit certain of our OEM customers to duplicate their own CD-ROMs and pay us a royalty based on usage. This method of sale does not require us to provide a CD or manual. Finally, we grant licenses to certain OEM customers that enable those customers to pre-load a copy of our software onto a personal computer’s hard drive. With the corporate sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

     Our product development groups produce a master set of CD-ROMs and documentation for each product that is then duplicated and packaged into products by the manufacturing organization. Purchasing of all components is done by Smith Micro Software personnel in our Aliso Viejo, California facility. The manufacturing steps that are subcontracted to outside organizations include the replication of CD-ROMs and the printing of documentation materials. Assembly of the final package is completed in our Aliso Viejo, California manufacturing facility.

Competition

     The markets in which we operate are highly competitive and subject to rapid changes in technology. The strategic directions of major personal computer and wireless communication hardware manufacturers and operating system developers are also subject to change. We compete with other software vendors for access to distribution channels, retail shelf space and the attention of customers. We also compete with other software companies in our efforts to acquire software technology developed by third parties and in attracting qualified personnel.

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

     Because there are relatively low barriers to entry in the communication and diagnostic utility software market and because rapidly changing technology is constantly creating new opportunities in this market, we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as fax and data applications merge with video and audio applications and the emerging mobile, wireless and Internet telephony markets develop. The markets in which we compete have been characterized by the consolidation of established communication software suppliers and we believe that this trend may continue, which may lead to the creation of additional large and better-financed competitors. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business.

     We face competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating systems, Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including us. We also compete with Symantec, Network Associates, and Norton, among others, for communication, diagnostic and utility software products. Some of our competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse effect on our business.

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

Proprietary Rights and Licenses

     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure and patent, copyright and trademark law that may afford only limited protection. We apply for various patents and trademarks to protect intellectual property. We seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Prior to becoming a publicly held entity, we did not require our employees to execute confidentiality agreements with us. The steps that we have taken to protect our proprietary technology may not be adequate to deter misappropriation of our proprietary information or prevent the successful assertion of an adverse claim to software utilized by us. In addition, we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce those rights.

     In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we use currently to protect our proprietary rights may not be adequate. Moreover, our competitors may independently develop similar technology to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.

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

Employees

     As of December 31, 2001, Smith Micro had a total of 71 employees, of which 34 were engaged in engineering, 14 were in sales and marketing, eight were in customer support, nine were in finance and administration and six were in manufacturing. We utilize temporary labor to assist during periods of increased manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Item 2. PROPERTIES

     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility is located in approximately 28,500 square feet of space in Aliso Viejo, California. We have leased this facility through March 31, 2003. We also lease a facility of approximately 7,000 square feet in San Diego, California pursuant to a lease that expires July 31, 2005. We operate our Internet solutions segment out of our San Diego facility and a portion of our Aliso Viejo facility, with the remaining facilities serving our software products segment.

     Our other locations include a facility of approximately 3,100 square feet in Beaverton, Oregon pursuant to a lease that extends through February 28, 2005. As part of the restructuring plan implemented in 2001, this facility has been vacated and we are in the process of securing a sub-tenant or negotiating a settlement with the leaseholder.

     We also have a facility of approximately 1,900 square feet in Boulder, Colorado pursuant to a lease that extends through August 31, 2002, and is currently sub-let through the end of the lease term, and a facility of approximately 3,000 square feet in Lee’s Summit, Missouri pursuant to a lease that expires August 31, 2004. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. LEGAL PROCEEDINGS

There were no pending legal issues at this time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “SMSI.” The high and low closing sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low

YEAR ENDED DECEMBER 31, 2001:
First Quarter	$3 23/32	94/97
Second Quarter	1 32/33	1 3/25
Third Quarter	1 1/2	11/20
Fourth Quarter	1 1/4	3/5

YEAR ENDED DECEMBER 31, 2000:
First Quarter	32	2 3/4
Second Quarter	17 7/16	4 3/8
Third Quarter	7 1/2	3
Fourth Quarter	3 1/4	3/4

YEAR ENDED DECEMBER 31, 1999:
First Quarter	3 7/8	1 7/8
Second Quarter	3 7/8	1 13/16
Third Quarter	3	1 1/2
Fourth Quarter	11 3/4	5/8

On March 12, 2002, the closing sale price for our common stock as reported by Nasdaq was $1.1897.

Holders

As of March 12, 2002, there were 131 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering

     The effective date of our first registration statement filed on Form S-1 (Registration No. 33-95096) under the Securities Act of 1933, as amended, was September 18, 1995. Pursuant to the registration statement, we sold 1,700,000 shares of common stock for an aggregate offering price of $20,400,000. The net offering proceeds to us after total expenses were $18,138,000.

     As of December 31, 2001, we had used the net proceeds from the offering as follows: $4,188,000 to repay amounts due under a promissory note issued by us to certain of our stockholders as a part of a distribution of retained earnings in connection with our prior S corporation status, $3,011,000 for our acquisition of Performance Computing Incorporated, which was consummated in March 1996, $1,091,000 for our acquisition of STF which was consummated in April 1999, $458,000 for our acquisition of technology assets from Mitek Systems, Inc., which was consummated in January 1998, $73,000 for our acquisition of the CheckIt® products from TouchStone Software Corporation in July 2000, $94,000 for the consulting division of QuickStart Technologies in September 2000, $320,000 in the acquisition of other technologies and $9,924,000 has been used for working capital requirements since the initial public offering. We have invested the remainder of the net proceeds from the offering in U.S. Government obligations and corporate bonds. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus that is part of the registration statement.

     In July, 2000, in addition to the $73,000 of cash, we issued 108,000 shares of common stock for our acquisition of the CheckIt® products from TouchStone Software Corporation. At the time of the acquisition, each share of common stock was valued at $5.19 and there were no underwriting discounts or commissions paid by us in connection with the consummation of the transaction. Pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Act”), the common stock issued to TouchStone Software Corporation was exempt from the registration requirements under the Act based on a permit issued by the California Commissioner of Corporation under to Section 25113 of the California Corporate Securities Law of 1968, as amended (the “California Law”) after the completion of a fairness determination.

     In September 2000, in addition to the $94,000 of cash, we issued 100,000 shares of common stock for our acquisition of the consulting division from QuickStart Technologies, Inc. At the time of the acquisition, each share of common stock was valued at $4.58 and there were no underwriting discounts or commissions paid by us in connection with the consummation of the transaction. Pursuant to Section 4(2) and Regulation D under the Act, the issuance of the stock in connection with the transaction was exempt from the registration requirements under the Act and was subject to certain resale limitations.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Statement of Operations Data:
Net Revenues:
Software	$8,218	$11,143	$10,700	$10,151	$12,229
Consulting	2,544	2,595

Total Net Revenues	10,762	13,738	10,700	10,151	12,229
Cost of Revenues:
Software	1,880	2,499	2,476	2,911	3,868
Consulting	2,048	1,150

Total Cost of Revenues	3,928	3,649	2,476	2,911	3,868

Gross profit	6,834	10,089	8,224	7,240	8,361
Operating expenses:
Selling and marketing	5,844	5,578	6,135	3,984	3,725
Research and development	2,997	4,041	3,826	3,416	3,420
General and administrative	3,734	3,985	3,923	3,556	4,227
Restructuring Costs	380

Total operating expenses	12,955	13,604	13,884	10,956	11,372

Operating loss	(6,121)	(3,515)	(5,660)	(3,716)	(3,011)
Interest income, net	86	414	447	708	711

Loss before income taxes	(6,035)	(3,101)	(5,213)	(3,008)	(2,300)
Income tax expense (benefit)	90	54	888	(1,112)	(839)

Net loss	$(6,125)	$(3,155)	$(6,101)	$(1,896)	$(1,461)

Net loss per share, basic and diluted	$(0.38)	$(0.20)	$(0.40)	$(0.13)	$(0.10)

Weighted average shares, basic and diluted	16,232	15,984	15,292	15,075	15,075

	As of December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Total assets	$9,257	$15,314	$15,929	$20,947	$21,853
Total liabilities	2,955	2,887	2,097	2,655	1,664
Accumulated deficit	(18,503)	(12,378)	(9,223)	(3,122)	(1,226)
Total stockholders’ equity	6,302	12,427	13,832	18,292	20,188

The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Smith Micro for the five years ended December 31, 2001.

     You should read this selected consolidated financial data along with the consolidated financial statements and related Notes contained in this Report and in our other reports filed with the SEC, as well as the section of this Report and our other reports titled “Managements Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING THE COMPANY’S STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATES SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBORS CREATED BY THAT ACT AND THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF THOSE FACTORS SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY’S OTHER REPORTS FILED WITH THE SEC THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS FACTORS THAT MAY AFFECT THE COMPANY’S BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

Summary of Significant Accounting Policies

     Revenue Recognition – We recognize software revenue in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. We recognize revenues from sales of software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate our software, assuming that collection is reasonably assured. We generally accept returns for defective and damaged products and we may also permit customers to return or exchange product or we may provide price protection on products unsold by a customer. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon our management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within our estimates (except as disclosed in the immediately succeeding sentence), the amount of estimated reserves could change as new information becomes available. During the year ended December 31, 2001, our largest distributor changed its order taking and stocking policies. As a result, we agreed, in the second quarter of 2001, to accept a significantly higher level of product returns than was anticipated in an effort to work with the distributor to reduce their inventory. We believe that these returns represented a one-time event related to a policy change of our largest distributor that will not significantly impact the historical and ongoing return rates from the distributor. If this is not an isolated occurence future unexpected returns could have an adverse effect on our consolidated financial statements.

     We recognize consulting services and hosting revenues as services are provided or as milestones are delivered and accepted by our customers.

     We often offer point of sale incentives such as coupons or rebates. The cost of such incentives has historically been included as selling and marketing expense. Effective January 1, 2002, we are required to adopt Emerging Issues Task Force (EITF) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Pursuant to the consensus of Issue 01-09, the cost of sales incentives we offer without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. Upon application of the consensus, our consolidated financial statements for prior periods presented for comparative purposes will be reclassified to comply with the revised income statement display requirements. We are currently evaluating the impact of these issues, as we have not historically tracked all of the above costs separately from other selling and marketing expenses. However, we estimate the approximate cost of sales incentives that will be reclassified, reducing both revenue and expense by the same amount, is approximately 5% to 10% of total revenue based upon 2001 estimates.

     Accounts Receivable – We sell our products worldwide. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses, and those losses have historically been within our expectations. We cannot, however, guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements. Allowances for product returns and price protection are included in other adjustments to accounts receivable on the accompanying consolidated balance sheet.

     Long Lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and have determined that there was no impairment at December 31, 2001. In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. While we have not experienced impairment of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future, which could have an adverse effect on our consolidated financial statements

Results of Operations

The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,

	2001	2000	1999

Net Revenues:
Software	76.4%	81.1%	100.0%
Consulting services	23.6%	18.9%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Software	17.5%	18.2%	23.1%
Consulting services	19.0%	8.4%

Total cost of revenues	36.5%	26.6%	23.1%

Gross profit	63.5%	73.4%	76.9%
Operating expenses:
Selling and marketing	54.3%	40.6%	57.3%
Research and development	27.9%	29.4%	35.8%
General and administrative	34.7%	29.0%	36.7%
Restructuring	3.5%

Total operating expenses	120.4%	99.0%	129.8%

Operating loss	-56.9%	-25.6%	-52.9%
Interest income, net	0.8%	3.0%	4.2%

Loss before income taxes	-56.1%	-22.6%	-48.7%
Income tax expense	0.8%	0.4%	8.3%

Net loss	-56.9%	-23.0%	-57.0%

Years Ended December 31, 2001, 2000, and 1999

Revenues

     Total net revenues were $10.8 million, $13.7 million and $10.7 million for 2001, 2000 and 1999, respectively, representing a decrease of $3 million, or 21.7%, from 2000 to 2001, and an increase of $3 million or 28.4%, from 1999 to 2000. Ingram Micro, our largest distribution customer, accounted for 16.9%, 20.4% and 23.4% of total net revenues for 2001, 2000 and 1999 respectively.

     Software. Net software revenues were $8.2 million, $11.1 million, and $10.7 million for 2001, 2000 and 1999, respectively, representing a decrease of $2.9 million or 26.3% from 2000 to 2001 and an increase of $400,000, or 4.1%, from 1999 to 2000. Software revenues accounted for 76.4% of total revenues in 2001, 81.1% of total revenues in 2000 and materially all revenues in 1999.

     The decrease in net software revenues from 2000 to 2001 was primarily the result of declining legacy OEM fax product revenues and a substantial and unexpected change in order taking and stocking policies by our largest distributor in the second quarter of 2001. During that quarter, the distributor announced that its future inventories will run at approximately 20% of previous levels. As a result of this policy shift, new purchases from the distributor were unusually low during the second quarter of 2001. Additionally, in June 2001, we agreed to accept a significantly higher level of product returns than we had anticipated, totaling approximately $1.1 million, in an effort to work with the distributor to reduce their inventory. This one-time return resulted in a corresponding decrease in retail software sales during the second quarter of 2001. The increase in net software revenue from 1999 to 2000 was due, in part, from additional retail sales provided by the TouchStone acquisition, which took place in July 2000, and from sales of our new Quick Link Mobile software to cellular phone manufacturers.

     Overall, net software revenues from 1999 through 2001 indicate a declining trend. We operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers’ actual usage in a given period. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict future revenues and trends.

     Consulting Services. Consulting services revenues were $2.5 million in 2001, $2.6 million in 2000 and were not significant in 1999. We developed our consulting business in connection with the acquisition of PCS in September 1999, which we expanded upon in early 2000, and again in September 2000 with the QuickStart acquisition. Consulting services revenue accounted for 23.6% of total revenues in 2001 and 18.9% of total revenues in 2000. During 2001 the impact of a full year of QuickStart operations was offset by the continuing economic downturn and its impact on declining IT budgets.

Cost of Revenues

     Cost of Software Revenues. Cost of software revenues was $1.9 million, $2.5 million and $2.5 million in 2001, 2000 and 1999, respectively, representing a decrease of $619,000 or 24.8% from 2000 to 2001 with no change from 1999 to 2000. The decrease in the cost of software revenue is directly related to the decrease in software revenue during the period. The cost of software revenue as a percentage of software revenue was 22.9%, 22.4 % and 23.1% for 2001, 2000 and 1999, respectively.

     Cost of Consulting Service Revenues. Cost of consulting service revenues was $2.0 million and $1.2 million in 2001 and 2000, respectively. Since we did not begin consulting services until September 1999, cost of consulting service revenues was not significant in 1999. Cost of consulting services revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The increase in the cost of consulting service revenues was due to the impact of a full year of QuickStart operations in 2001. Cost of consulting services revenues as a percentage of consulting services revenues was 80.5% in 2001 and 44.3% in 2000. The increase in cost of consulting service revenues as a percentage of revenues was due to higher personnel costs and lower utilization of such personnel due to lower than expected revenues.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $5.8 million, $5.6 million and $6.1 million in 2001, 2000 and 1999, respectively, representing an increase of $200,000, or 4.8%, from 2000 to 2001 and a decrease of $500,000, or 9.1%, from 1999 to 2000. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The increase in our selling and marketing expenses from 2000 to 2001 was primarily the result of increases in our eCommerce segment, including salaries and related personnel expenses. Both of these increases came as a result of the additional expense of the QuickStart acquisition and the overall increase in the size of our Internet Solutions division. These costs were partially offset by cost reduction measures undertaken in the second quarter of 2001. The decrease in our selling and marketing expenses in 2000 over 1999 was primarily the result of an approximate $1.0 million reduction in spending for costs related to advertising and trade shows. These savings were partially offset by increases in hiring-related spending increases in our eCommerce segment, including salaries and related personnel expenses and facilities expenses, which totaled approximately $600,000.

     Research and Development. Research and development expenses were $3.0 million, $4.0 million and $3.8 million in 2001, 2000 and 1999, respectively, representing a decrease of $1.0 million, or 25.8%, from 2000 to 2001 and an increase of $200,000, or 5.6%, from 1999 to 2000. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The decrease in our research and development expenses from 2000 to 2001 is primarily due to the cost reduction efforts implemented in 2001, most notably a reduction in headcount and the closure of our Oregon and Colorado offices in the second quarter of 2001. This reduction realigns our research and development cost base consistent with current revenues. The increase in our research and development expenses in 2000 over 1999 was primarily due to increases in salaries and related expenses of approximately $287,000 which was offset by reductions in purchased technologies of approximately $92,000.

     General and Administrative. General and administrative expenses were $3.7 million, $4.0 million and $3.9 million in 2001, 2000 and 1999, respectively, representing a decrease of $300,000, or 6.3%, from 2000 to 2001 and an increase of $100,000, or 1.6%, from 1999 to 2000. The decrease in our general and administrative expenses in 2001 from 2000 is due primarily to cost reduction efforts undertaken in 2001, which consisted of reductions in headcount, compensation and professional services. The increase in our general and administrative expenses in 2000 over 1999 resulted when reductions in salaries and related expenses of approximately $757,000 were offset by increases in consulting fees for investor relations of approximately $108,000, bad debt expense of approximately $545,000 primarily related to our eCommerce business and increased amortization expense of approximately $188,000 related to the acquisition of QuickStart in September 2000.

     Restructuring Costs. In the second quarter of 2001 we began implementing a restructuring plan to consolidate facilities and reduce personnel costs. The plan was fully implemented by December 31, 2001. Total expense related to the restructuring amounted to $380,000 consisting of facility closure costs of $230,000 and employee severance costs of $150,000. These reductions were made to correlate with revised revenue forecasts. As of December 31, 2001, $178,000 had been paid and $202,000 was included in accrued liabilities. The accrued liability will be paid over the remaining lease term for the facility closed in the second quarter of 2001.

     Interest Income, Net. Net Interest income was $86,000, $414,000 and $447,000 in 2001, 2000 and 1999, respectively, representing a decrease of $328,000, or 79.2%, from 2000 to 2001, and a decrease of $33,000, or 7.4%, from 1999 to 2000. Decreases in our interest income, in each of years being reported, are directly related to the reductions in our cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this annual report.)

     Provision for Income Taxes. Provision for income taxes was $90,000, $54,000 and $888,000 in 2001, 2000 and 1999, respectively. The provision for income taxes in 2001 and 2000 is primarily due to taxes on foreign income, which may vary significantly from year to year. We completed a tax audit during the first quarter of 2001, which resulted in a payment of $127,000. The payment was offset by foreign tax credits in the amount of $69,000. The provision for income taxes in 1999 is due to the increase in our valuation allowance to offset all deferred tax assets. This increase was taken because our results of operations provided insufficient evidence that the deferred tax assets will be realized. We may reduce our valuation allowance in the future at such time when there is sufficient evidence that the deferred tax assets will be realized.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through cash generated from operations and from net proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of December 31, 2001 consisted principally of cash and cash equivalents of $3.2 million.

     Net cash used in operations was $2.9 million in 2001 compared to $2.5 million in 2000 and $3.2 million in 1999. The primary use of cash in each year was our net loss.

     We used $101,000 in 2001, $750,000 in 2000 and $1.4 million in 1999 for investing activities. Our primary use of cash for investing activities in all years related to our acquisitions, including our acquisition of STF Technologies in 1999 for $1.1 million in cash and 409,164 shares of our Common Stock. We also invested in property and equipment, including computers and production equipment, during each of 2001, 2000 and 1999.

     In 2000, $732,000 was generated from financing activities, primarily from the exercise of stock options. This compared to $641,000 in 1999, which was offset by the repayment of a loan assumed in the acquisition of STF.

     At December 31, 2001, we had $3.2 million in cash and cash equivalents and $3.6 million of working capital. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     We have non-cancelable operating leases for our building facilities which expire on various dates through July 31, 2005. Future minimum rental commitments under leases with terms of 1 year or more consist of the following (in thousands):

Year ending December 31:
2002	$829
2003	434
2004	300
2005	134

$1,697

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. We adopted SFAS No. 133 on January 1, 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on our consolidated financial position because we do not have derivative instruments and do not engage in hedging activities.

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. In accordance with these pronouncements, we will evaluate the carrying value of goodwill and other intangible assets on an annual basis or sooner if events or circumstances indicate that the carrying value may be impaired. We are currently in the process of evaluating the initial impact of adopting SFAS No. 142. We expect the ongoing impact of this adoption will be a decrease in amortization expense of approximately $500,000 in 2002.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact that SFAS No. 144 will have on our consolidated financial statements.

     In 2001 the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, we are required to adopt EITF 01-09. Pursuant to the consensus of Issue 01-09, the cost of sales incentives we offer without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. Upon application of the consensus, our consolidated financial statements for prior periods presented for comparative purposes will be reclassified to comply with the revised income statement display requirements. We are currently evaluating the impact of these issues, as we have not historically tracked all of the above costs separately from other selling and marketing expenses. However, we estimate the approximate cost of sales incentives that will be reclassified, reducing both revenue and expense by the same amount, is approximately 5% to 10% of total revenue based upon 2001 estimates.

RISK FACTORS

     BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THEY COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

•	the volume of our product sales and pricing concessions on volume sales;

•	the size and timing of orders from and shipments to our major customers, including our largest distributor;

•	the size and timing of any return product requests for our products;

•	our ability to maintain or increase gross margins;

•	general economic and market conditions;

•	variations in the our sales channels or the mix of our product sales;

•	the gain or loss of a key customer;

•	our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

•	the effect of new and emerging technologies;

•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems;

•	customer policy and/or procedural changes regarding stocking; and

•	the success of our cost-cutting measures.

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

If we are unable to comply with NASDAQ’s continued listing requirements, our Common Stock could be delisted from the NASDAQ National Market.

     In the second half of 2001 our common stock failed to meet the minimum bid price of $1.00 per share for 38 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On September 27, 2001, the Nasdaq Stock Market, Inc. announced that it was implementing an across-the-board moratorium on the minimum bid requirements for continued listing on Nasdaq until January 2, 2002. On January 2, 2002, the Nasdaq discontinued the moratorium on the minimum bid price requirements for continued listing. If our stock cannot maintain trading at prices over $1.00 we may become subject to the delisting process.

     Nasdaq also currently requires that an issuer have either net tangible assets of at least $4 million or shareholders’ equity of at least $10 million to maintain listing on the National Market System. As of December 31, 2001, we had tangible net assets of $7.5 million and shareholders’ equity of $6.3 million. We are currently subject to certain “grandfather” provisions that allow us to maintain our listing based on the net tangible assets test. This transitional rule will remain in effect until November 1, 2002, at which time we will be required to comply with the $10 million shareholders’ equity test. If we are unable to increase shareholders equity to the minimum Nasdaq requirement by generating profits or by an infusion of additional capital, we will not meet the minimum listing requirements of the Nasdaq National Market as of November 2002. There can be no assurance that we will satisfy all requirements for continued listing of our common stock on the Nasdaq National Market. If we are unable to meet the continued listing requirements in the future, our common stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our revenues.

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

Competition within our product markets is intense and includes numerous established competitors which could negatively affect our revenues.

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

     Sales to Ingram Micro, a retail distributor, represented 16.9%, 20.4% and 23.4% of our total net revenues in 2001, 2000 and 1999, respectively. We are not able to directly control all the factors influencing whether and in what quantity Ingram purchases products from us. The significant curtailment of purchases and increase in product returns by Ingram Micro, as experienced by us in the second quarter of 2001, had an adverse effect on our business in that quarter and in 2001. There can be no assurance that sales to Ingram Micro, other distributors or our retail customers in the future will not be negatively impacted by returns. There can also be no assurance that we will not lose Ingram Micro as a distributor of our products altogether. We have entered into an agreement with another distributor in an attempt to reduce our reliance upon Ingram Micro.

We may not be able to develop and maintain relationships with distributors and retailers to sell our retail software products.

     We depend on distributors (such as Ingram Micro), retailers (such as Staples, CompUSA, Office Depot, etc.), eCommerce distributors and value added resellers, commonly known as VARs, to market and distribute our retail software products. Our relationships with our distributors and retailers depend upon a number of factors, including our ability to meet certain minimum sales volume requirements. In addition, with little or no advanced notice to us our retailers and VARs may purchase fewer products from us in any given quarter for reasons beyond our control and in many cases unrelated to end user demand, such as a decision to change their inventory strategies. Our agreements with retailers and VARs are not exclusive and in many cases may be terminated by either party without cause. If this happens or if we are unable to develop and maintain relationships with distributors and retailers to sell our retail software products, our retail sales will be adversely affected.

We may have excessive, unanticipated retail product returns, which could negatively affect our revenues.

     We are exposed to the risk of product returns, markdown allowances and stock rotations with respect to sales of our retail products. We generally accept returns for defective and damaged products and may provide price protection on products unsold by a customer. In addition, we may provide markdown allowances, which consist of credits given to customers to induce them to increase sales to consumers and to help manage our customers’ inventory levels in the distribution channel. We may also allow distributors to rotate stock, where they may substitute one product for another. Although we maintain a reserve for these situations, and manage these allowances through our returns authorization procedure, we could choose to accept substantial allowances to maintain our relationships with retailers and our access to distribution channels. During the second quarter of 2001, we agreed to accept a significantly higher level of product returns than we had anticipated in an effort to work with a distributor to reduce their inventory. We expect ongoing distribution inventories at our largest distributor to run approximately 20% of previous levels.

Acquisitions of companies or technologies may disrupt our business and divert management attention and cause our current operations to suffer.

     We have in the past made and we expect to continue to consider acquisitions of complementary companies, products or technologies. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

     We may also have to incur debt or issue equity securities in order to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our existing stockholders. In addition, we expect our profitability could be adversely affected because of acquisition-related accounting costs and write offs. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products or technologies within existing operations, we may not receive the intended benefits of acquisitions.

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

     In addition, the market prices of securities of high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management’s attention and resources from other matters.

Our products may contain undetected software errors, which could negatively affect our revenues.

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

     We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our activities. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish right to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.

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

Because we currently operate with little or no backlog, our ability to project our revenues is extremely limited.

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

We must continue to retain key personnel.

     Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We do not have employment agreements with our key employees that govern the length of their service. The loss of the services of our key employees would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products as well those in our highly specialized consulting business. Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, consulting services, marketing, service and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally have an adverse effect on our business, financial condition and results of operations. Additionally, retaining key employees during restructuring efforts is critical to company success.

If commerce conducted over the Internet grows more slowly than in the past, our future sales and future profits may decline.

     If eCommerce does not continue to grow or grows more slowly than in the past, demand for certain of our products and services will be reduced. Certain of our products, including WebCatalog, enhance companies’ abilities to transact business nd conduct Web-based operations. As a result, future sales and any future profits from those products are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. To be successful we must rely on consumers and businesses who have not historically used the Internet to transact business and exchange information.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

     Approximately 8.9% of our revenues in 2001 and 18.9% of our revenues in 2000 were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     As of March 12, 2002, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other shareholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

     As of March 12, 2002, we had 16,232,416 shares of Common Stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith are available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. At December 31, 2001, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	FOR THE THREE MONTHS ENDED:

2001	March 31,	June 30,	September 30,	December 31,

	(in thousands, except earnings per share)

Net Revenues	$3,245	$1,081	$2,522	$3,914
Gross Margin	2,207	140	1,711	2,776
Operating (Loss) Income	(1,577)	(3,846)	(802)	104
Net (Loss) Income	$(1,614)	$(3,833)	$(794)	$116
Net (Loss) Income Per Share, Basic	$(0.10)	$(0.24)	$(0.05)	$0.01
Weighted Average Shares
Outstanding, Basic	16,232	16,232	16,232	16,232
Net (Loss) Income Per Share, Diluted	$(0.10)	$(0.24)	$(0.05)	$0.01
Weighted Average Shares
Outstanding, Diluted	16,232	16,232	16,232	16,266

	FOR THE THREE MONTHS ENDED:

2000	March 31,	June 30,	September 30,	December 31,

	(in thousands, except earnings per share)

Net Revenues	$3,074	$3,222	$3,374	$4,068
Gross Margin	2,461	2,665	2,389	2,574
Operating Loss	(732)	(741)	(960)	(1,082)
Net Loss	$(659)	$(632)	$(873)	$(991)
Net Loss Per Share, Basic and Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.07)
Weighted Average Shares
Outstanding	15,759	15,895	16,030	16,232

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The sections titled “Executive Officers of the Company,” “Directors and Nominees” and “Compliance with Section 16(a) of the Exchange Act” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section titled “Principal Stockholders” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

     (2)Financial Statement Schedule

Smith Micro’s financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

Page

Independent Auditors’ Report on Schedule	S-1
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001.	S-2

     (3)Exhibits

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Company.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096.

10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096.

10.5	Form of 1995 Stock Purchase Agreement under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-95096.

10.6	Distribution License Agreement dated September 30, 1991, by and between the Company and Crandell Development Corporation.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-95096.

10.7	Application Program Interface Retail License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-95096.

10.8	Application Program Interface License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-95096.

10.9	Rockwell High Speed Interface License Agreement dated June 2, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-95096.

10.10	Letter Agreement dated February 22, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-95096.

10.11	Letter Agreement dated April 22, 1993, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-95096.

10.12	Software Distribution Agreement dated May 8, 1995, by and between the Company and International Business Machines Corporation.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-95096.

10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096.

10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096.

10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing

between the Company and T&C Development.

10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096.

10.17	Form of Promissory Note related to S Corporation Distribution.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 33-95096.

10.18	Smith Micro Software, Inc. Amended and Restated Software Licensing and Distribution Agreement, dated April 18, 1996, by and between the Company and U.S. Robotics Access Corp.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995.

10.20	Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 1996.

10.21	Amendment No. 1, dated as of March 10, 1997, to Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.23	Software Licensing and Distribution Agreement dated December 1, 1998, by and between the Company and 3Com Corporation.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.24	Stock Purchase Agreement dated as of April 9, 1999 by and among Smith Micro Software, Inc., STF Technologies, Inc. and the Shareholders of STF Technologies, Inc.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 1999.

10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit
No.	Title	Method of Filing

23.1	Independent Auditors’ Consent.	Filed herewith

     (b)Exhibits on Form 8-K

No such reports were filed during the year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 28, 2002	By:/s/ William W. Smith, Jr. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer

Date: March 28 2002	By /s/ Robert W. Scheussler Robert W. Scheussler, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ Rhonda L. Smith Rhonda L. Smith	Vice-Chairman of the Board, Secretary, Treasurer and Director	March 28, 2002

/s/ Robert W. Scheussler Robert W. Scheussler	Senior Vice President, Chief Operating Officer, Acting Chief Financial Officer and Director	March 28, 2002

/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 28, 2002

/s/ David M. Stastny David M. Stastny	Director	March 28, 2002

/s/Gregory J. Szabo Gregory J. Szabo	Director	March 28, 2002

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Smith Micro Software, Inc.:

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 8, 2002

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

(In thousands, except share and per share data)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,226	$6,178
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $533 (2001) and $1,896 (2000)	2,724	4,750
Inventories	295	338
Prepaid expenses and other current assets	265	294

Total current assets	6,510	11,560
EQUIPMENT AND IMPROVEMENTS, net	482	737
OTHER ASSETS	42	89
INTANGIBLE ASSETS, net	2,223	2,928

	$9,257	$15,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,160	$1,590
Accrued liabilities	1,795	1,297

Total current liabilities	2,955	2,887
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,232,000 shares issued and outstanding	16	16
Additional paid-in capital	24,789	24,789
Accumulated deficit	(18,503)	(12,378)

Net stockholders’ equity	6,302	12,427

	$9,257	$15,314

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001

(In thousands, except per share data)

	Years ended December 31,

	2001	2000	1999
NET REVENUES
Software	$8,218	$11,143	$10,700
Consulting	2,544	2,595	0

Total Net Revenues	10,762	13,738	10,700
COST OF REVENUES
Software	1,880	2,499	2,476
Consulting	2,048	1,150	0

Total Cost of Revenues	3,928	3,649	2,476

GROSS PROFIT	6,834	10,089	8,224
OPERATING EXPENSES:
Selling and marketing	5,844	5,578	6,135
Research and development	2,997	4,041	3,826
General and administrative	3,734	3,985	3,923
Restructuring	380

Total operating expenses	12,955	13,604	13,884

OPERATING LOSS	(6,121)	(3,515)	(5,660)
INTEREST INCOME, NET	86	414	447

LOSS BEFORE INCOME TAXES	(6,035)	(3,101)	(5,213)
INCOME TAX EXPENSE	90	54	888

NET LOSS	$(6,125)	$(3,155)	$(6,101)

NET LOSS PER SHARE, basic & diluted	$(0.38)	$(0.20)	$(0.40)

WEIGHTED AVG SHARES OUTSTANDING, BASIC AND DILUTED	16,232	15,984	15,292

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001

(In thousands)

	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, January 1, 1999	15,075	$15	$21,399	$(3,122)	$18,292
Issuance of common stock in acquisitions	409	1	999		1,000
Exercise of common stock options	240		641		641
Net loss				(6,101)	(6,101)

BALANCE, December 31, 1999	15,724	16	23,039	(9,223)	13,832
Issuance of common stock in acquisitions	208		1,018		1,018
Exercise of common stock options	300		732		732
Net loss				(3,155)	(3,155)

BALANCE, December 31, 2000	16,232	16	24,789	(12,378)	12,427
Net loss				(6,125)	(6,125)

BALANCE, December 31, 2001	16,232	$16	$24,789	$(18,503)	$6,302

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001

(In thousands)

	Years ended December 31,

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,125)	$(3,155)	$(6,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,255	1,112	916
Provision for doubtful accounts and other adjustments to accounts receivable	1,412	1,067	1,723
Deferred income taxes			805
Loss on disposal of equipment and improvements		23
Change in operating accounts, net of amounts acquired:
Accounts receivable	614	(2,330)	(849)
Income taxes receivable			956
Inventories	43	164	199
Prepaid expenses and other assets	(118)	(41)	192
Accounts payable and accrued liabilities	68	652	(1,015)

Net cash used in operating activities	(2,851)	(2,508)	(3,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101)	(583)	(265)
Cash paid for acquisition of business, net of cash received		(94)	(1,091)
Cash paid for acquisition of technologies, net of cash received		(73)

Net cash used in investing activities	(101)	(750)	(1,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		732	641
Repayment of notes payable			(139)

Net cash provided by financing activities		732	502

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,952)	(2,526)	(4,028)
CASH AND CASH EQUIVALENTS, beginning of year	6,178	8,704	12,732

CASH AND CASH EQUIVALENTS, end of year	$3,226	$6,178	$8,704

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

(In thousands)

	December 31,

	2001	2000	1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid (received) during the year for income taxes	$155	$54	$(996)

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2000, the Company acquired a product line (CheckIt Software) and a business (QuickStart Technologies — Consulting) in transactions summarized as follows:
CheckIt Software:
Fair value of purchased technology	$721
Common stock issued in acquisition	(560)
Cash paid for acquisition	(73)

Liabilities assumed or created	$88

QuickStart Technologies — Consulting:
Fair value of goodwill	$602
Common stock issued in acquisition	(458)
Cash paid for acquisition	(94)

Liabilities assumed or created	$50

During 1999, the Company acquired a business (STF Technologies) in a transaction summarized as follows:
Fair value of assets acquired, including goodwill of $2,271	$2,686
Common stock issued in acquisition	(1,000)
Cash paid for acquisition	(1,091)

Liabilities assumed or created	$595

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smith Micro Software, Inc. and subsidiaries (the Company) develops and sells eCommerce, diagnostic utilities and communications software for personal and business use and provides professional services consulting. The Company’s software includes products developed for the Internet and broadband technologies, products that enable eCommerce, Internet communications (voice-over-IP — VoIP), video conferencing, wireless communications, general system utility products and network fax along with traditional computer telephony. A substantial portion of the Company’s sales are made direct to hardware connectivity device and personal computer manufacturers under Original Equipment Manufacturer (OEM) agreements. The Company sells its communication and diagnostic utility products through independent distributors and retail channels. The Company’s eCommerce products enable websites to be created with standard HTML text and provides fully automated payment processing and order accounting.

Basis of Presentation - The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution. All have original maturity dates of three months or less.

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

Inventories - Inventories consist principally of manuals and CDs and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management's estimated forecast of product demand and production requirements.

Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at December 31, 2001.

Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over three to seven years using the straight-line method. Other intangible assets include acquired technology licenses and product translation costs which are being amortized using the straight-line method over three years. Accumulated amortization on goodwill and other intangible assets amounted to $2.9 million and $2.1 million as of December 31, 2001 and 2000, respectively. The Company periodically evaluates the recoverability of goodwill based on an undiscounted operating profitability analysis and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment at December 31, 2001.

Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate its software, assuming collectibility is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective and damaged products. However, the Company may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management estimates, the amount of estimated reserves could change as new information becomes available. During the year ended December 31, 2001, the Company’s largest distributor changed its order taking and stocking policies. As a result, the Company agreed to accept a significantly higher level of product returns than was anticipated in an effort to work with the distributor to reduce their inventory. The Company believes that this was a one-time event related to a policy change that will not significantly impact the historical and ongoing return rates from the distributor. The Company also provides technical support to its customers. Such costs have historically been insignificant.

Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2001, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $1.4 million, $1.9 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

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

Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2001, 2000 and 1999, there was no difference between net loss and comprehensive loss.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company’s consolidated financial position because the Company does not have derivative instruments and does not engage in hedging activities.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. In accordance with these pronouncements, the Company will evaluate the carrying value of goodwill and other intangible assets on an annual basis or sooner if events or circumstances indicate that the carrying value may be impaired. The Company is currently in the process of evaluating the initial impact of adopting SFAS No. 142. The Company expects the ongoing impact of this adoption will be a decrease in amortization expense of approximately $500,000 in 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that SFAS No. 144 will have on its consolidated financial statements.

In 2001 the Emerging Issues Task Force (EITF) issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, the Company is required to adopt EITF 01-09. Pursuant to the consensus of EITF 01-09, the cost of sales incentives offered without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. Upon application of the consensus, the Company's consolidated financial statements for prior periods presented for

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

comparative purposes will be reclassified to comply with the revised income statement display requirements. The Company is currently evaluating the impact of these issues, as it has not historically tracked all of the above costs separately from other selling and marketing expenses. However, the Company estimates the approximate cost of sales incentives that will be reclassified, reducing both revenue and expense by the same amount, is approximately 5% to 10% of total revenue based upon 2001 estimates.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

2.     EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following (in thousands):

	December 31,

	2001	2000

Machinery and equipment	$2,398	$2,442
Leasehold improvements	292	273
Office furniture and fixtures	285	287

	2,975	3,002
Less accumulated depreciation and amortization	(2,493)	(2,265)

	$482	$737

3.     ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2000

Marketing and rebates	$553	$313
Royalties	448	282
Salaries and benefits	437	581
Accrued lease payments (restructuring costs)	202
Manufacturers’ representative commissions	72	21
Other	83	100

	$1,795	$1,297

In the second quarter of 2001 the Company began implementing a restructuring plan to consolidate facilities and reduce personnel costs. Total expense related to the restructuring amounted to $380,000 consisting of facility closure costs of $230,000 and employee severance costs of $150,000. As of

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

December 31, 2001, $178,000 had been paid and $202,000 was included in accrued liabilities. The accrued liability will be paid over the remaining lease term for the facility closed in the second quarter.

4. INCOME TAXES

A summary of the income tax expense is as follows (in thousands):

	Year ended December 31,

	2001	2000		1999
Current:
Federal	$57	$		$19
State	3		4	7
Foreign	30		50	57

	90		54	83
Deferred:
Federal	(2,295)		(1,508)	(2,433)
State	(290)		(328)	(297)
Change in valuation allowance	2,585		1,836	3,535

				805

	$90		$54	$888

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to income before provision for taxes is as follows:

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

	December 31,

	2001	2000	1999

Federal statutory rate	(35)%	(35)%	(35)%
State tax, net of federal benefit	1	1	6
Nondeductible expense related to acquired intangibles	2	6	2
Other	2	1	3
Change in valuation allowance	32	29	41

	2%	2%	17%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2001	2000

Various reserves	$250	$851
Nondeductible accruals	190	74
State taxes	1	1
Prepaid expenses	(545)	(362)
Credit carryforwards	961	681
Net operating loss carryforwards	7,175	4,222
Amortization	162	57
Fixed assets	(238)	(153)

Subtotal	7,956	5,371
Valuation allowance	(7,956)	(5,371)

	$0	$0

The Company has federal and state net operating loss carryforwards of approximately $18,082,000 and $11,739,000, respectively, at December 31, 2001. These federal and state net operating loss carryforwards will begin to expire in 2020 and 2003, respectively. In addition, the Company has federal and state tax credit carryforwards of approximately $689,000 and $272,000, respectively, at December 31, 2001.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

As of December 31, 2001, a valuation allowance of approximately $7,956,000 has been provided based upon the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

Additionally, as of December 31, 2001, approximately $912,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

5.     COMMITMENTS AND CONTINGENCIES

Leases - The Company has non-cancelable operating leases for its building facilities which expire on various dates through July 31, 2005. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):

Year ending December 31:
2002	$829
2003	434
2004	300
2005	134

$1,697

As part of the restructuring plan discussed in Note 3, the Company has vacated its office in Beaverton, Oregon. As of December 31, 2001, the Company has not been able to negotiate a settlement with the landlord or to locate a sub-tenant. The remaining payments due under the lease of $202,000 are included in Accrued Liabilities.

Total rent expense was $792,000, $802,000 and $707,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

6.     SEGMENT INFORMATION

In the past, the Company operated as one business segment in the development and sales of software products. In 2000, the Company restructured its internal operations and management into two business segments: software products and Internet solutions.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

The software products operating segment develops and markets the Company’s software products, except for eCommerce software. Within software products the Company further concentrates on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations.

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

Comparisons to 1999 have not been made, as the Internet solutions segment was insignificant during that period. The following table shows the net revenues, cost of revenues and gross profit generated by each segment.

	December 31, 2001
	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net revenue	$3,964	$1,364	$2,607	$7,935	$2,827	$10,762
Cost of revenue				2,000	1,928	3,928

Gross profit				$5,935	$899	$6,834

	December 31, 2000
	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net revenue	$4,996	$1,634	$3,553	$10,183	$3,555	$13,738
Cost of revenue				2,329	1,320	3,649

Gross profit				$7,854	$2,235	$10,089

OEM product sales were 42.2%, 43.2%, and 58.0% of net revenues in 2001, 2000 and 1999, respectively. Sales of retail products were 24.2%, 25.9% and 31.9% of net revenues in 2001, 2000 and 1999, respectively. Consulting revenues represented 23.6% and 18.9% of total revenues in 2001 and

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

2000, respectively. Sales of other products accounted for approximately 10% of net revenues in each of the three year periods.

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues in the year indicated were as follows:

	December 31,

	2001	2000	1999
Customer:
1 – (OEM)	2.9%	6.5%	15.2%
2 – (Retail)	16.9	20.4	23.4

	19.8%	26.9%	38.6%

Accounts receivable from these two customers were $206,000 and $1,105,000 at December 31, 2001 and $180,000 and $1,978,000 at December 31, 2000, respectively.

The Company has historically derived a significant portion of its revenues from a relatively small number of customers. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company also has export sales representing 8.9%, 18.9% and 17.8% of its net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to customers in the Asia Pacific region were 2.5%, 5.5% and 11.7% of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to other regions outside the United States were less than 10% of net revenues for each of the three years ended December 31, 2001. All export sales have been denominated in U.S. dollars.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

7.     PROFIT SHARING

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $78,000, $68,000 and $71,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.     STOCK-BASED COMPENSATION

In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan, as amended, provides for issuance of, or options to be granted for the purchase of, an aggregate of 3,150,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

Stock option activity under the Plan is as follows:

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

		Weighted
		average
	Number	exercise
	of shares	price

OUTSTANDING, January 1, 1999 (382,000 shares, exercisable at weighted average exercise price of $4.23)	1,163,000	$2.85
Granted (weighted average fair value of $1.12)	373,000	1.72
Exercised	(240,000)	2.67
Canceled	(225,000)	2.88

OUTSTANDING, December 31, 1999 (488,000 shares, exercisable at weighted average exercise price of $3.67)	1,071,000	2.85
Granted (weighted average fair value of $1.90)	928,000	2.44
Exercised	(300,000)	2.42
Canceled	(157,000)	4.68

OUTSTANDING, December 31, 2000 (426,000 shares, exercisable at weighted average exercise price of $3.60)	1,542,000	2.55
Granted (weighted average fair value of $0.89)	476,000	1.10
Canceled	(281,000)	2.34

OUTSTANDING, December 31, 2001	1,737,000

Additional information regarding options outstanding as of December 31, 2001 is as follows:

		Options outstanding		Options exercisable

		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.75 - $2.25	1,157,000	8.7	$1.18	353,000	$1.42
$2.26 - $3.81	485,000	7.3	$3.46	332,000	$3.32
$5.16 - $7.10	35,000	4.9	$6.33	32,000	$6.44
$7.25 - $14.00	60,000	3.9	$8.78	60,000	$8.78

	1,737,000	8.1	$2.18	777,000	$3.01

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

At December 31, 2001, 847,000 shares were available for future grants under the Stock Option Plan.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 167%, 120% and 105% for grants issued in 2001, 2000 and 1999, respectively; risk-free interest rates, ranging from 3.91% to 4.93%, 5.17% to 6.69% and 5.5% in 2001, 2000 and 1999, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(6,464,000), or $(0.40) diluted per share in 2001, $(3,489,000), or $(0.22) diluted per share, in 2000 and $(6,420,000), or $(0.42) diluted per share, in 1999.

9.     ACQUISITIONS

On September 2, 2000, the Company acquired the eBusiness consulting practice of QuickStart Technologies, Inc., (the “QuickStart Acquisition”) a provider of integrated Internet business services to middle market companies for 100,000 shares of Smith Micro Common Stock valued at $458,000 plus $94,000 in cash and $50,000 in accrued expenses, including acquisition costs. The acquisition was treated under the purchase method of accounting and the excess of cost over fair value of net assets acquired of $602,000 was allocated to goodwill, which is amortized using the straight-line method over 3 years.

On July 31, 2000 the Company acquired the CheckIt® line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation, (the “TouchStone Acquisition”) for 108,000 shares of Smith Micro Common Stock valued at $560,000 plus $73,000 in cash and $88,000 in accrued expenses, including acquisition costs. Touchstone is the developer of the CheckIt® line of software which consist of general system utility

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001 (Continued)

products. The acquisition was considered a purchase of technology, which is being amortized using the straight-line method over 3 years.

On September 3, 1999, Smith Micro acquired all of the outstanding capital stock of Pacific Coast Software, Inc. (the “PCS Merger”) in exchange for one million shares of Smith Micro common stock. PCS is a developer and publisher of eCommerce software products and provides development and web hosting services to its customers. PCS is headquartered in San Diego, California and as a result of the PCS Merger, PCS became a wholly owned subsidiary of Smith Micro. The merger was treated as a pooling of interests for accounting purposes and the Company’s historical financial statements and footnotes have been restated to reflect the combined amounts for all periods reported. Direct expenses of the transaction amounted to $187,000 and are included in general and administrative expenses for the year ended December 31, 1999.

On April 9, 1999, Smith Micro acquired all of the outstanding capital stock of STF Technologies, Inc. (the “STF Acquisition”) in exchange for $1.1 million in cash, including acquisition costs, and 409,164 shares of Smith Micro Common Stock valued at $1,000,000. STF is a developer and publisher of fax and communications software products for the Apple Macintosh computer. STF was headquartered in Concordia, Missouri and, as a result of the STF Acquisition, STF became a wholly owned subsidiary of Smith Micro. The acquisition was treated as a purchase and the excess of cost over fair value of net assets acquired of $2,271,000 was allocated to goodwill, which is amortized using the straight-line method over seven years.

Unaudited pro forma consolidated results of operations for the year ended December 31, 1999 would have been as follows had the STF Acquisition occurred as of January 1 of that year (in thousands, except per share data):

For the Year Ended
December 31, 1999

Pro forma net revenues	$11,077

Pro forma net loss	$(6,360)

Pro forma net loss per share, basic and diluted	$(0.42)

Pro forma weighted average number of shares outstanding	15,292

Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets acquired and reduction in interest income as if the acquisition had occurred on January 1, 1999. The pro forma adjustment for amortization related to intangible assets acquired was $81,000 for the period ended December 31, 1999.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Stockholders of Smith Micro Software, Inc.:

We have audited the consolidated financial statements of Smith Micro Software, Inc. and subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 8, 2002, which is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP Costa Mesa, California February 8, 2002

S-1

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2001

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period

Allowance for doubtful accounts and other adjustments (1):
2001	$1,896	$1,412	$(2,775)	$533
2000	1,944	1,067	(1,115)	1,896
1999	1,255	1,723	(1,034)	1,944

(1)  Other adjustments relate principally to sales returns.

S-2

Exhibit Index

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Company.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096.

10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096.

10.5	Form of 1995 Stock Purchase Agreement under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-95096.

10.6	Distribution License Agreement dated September 30, 1991, by and between the Company and Crandell Development Corporation.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-95096.

10.7	Application Program Interface Retail License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-95096.

10.8	Application Program Interface License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-95096.

10.9	Rockwell High Speed Interface License Agreement dated June 2, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-95096.

10.10	Letter Agreement dated February 22, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-95096.

10.11	Letter Agreement dated April 22, 1993, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-95096.

10.12	Software Distribution Agreement dated May 8, 1995, by and between the Company and International Business Machines Corporation.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-95096.

10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096.

10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096.

10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing

between the Company and T&C Development.

10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096.

10.17	Form of Promissory Note related to S Corporation Distribution.	Incorporated by reference to Exhibit 10.17 to the. Registrant’s Registration Statement No. 33-95096.

10.18	Smith Micro Software, Inc. Amended and Restated Software Licensing and Distribution Agreement, dated April 18, 1996, by and between the Company and U.S. Robotics Access Corp.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995.

10.20	Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 1996.

10.21	Amendment No. 1, dated as of March 10, 1997, to Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.23	Software Licensing and Distribution Agreement dated December 1, 1998, by and between the Company and 3Com Corporation.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.24	Stock Purchase Agreement dated as of April 9, 1999 by and among Smith Micro Software, Inc., STF Technologies, Inc. and the Shareholders of STF Technologies, Inc.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 1999.

10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit
No.	Title	Method of Filing

23.1	Independent Auditors’ Consent.	Filed herewith