Form 10-Q
period 2002-03-31
SMITH MICRO SOFTWARE INC
filed 2002-05-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26536

SMITH MICRO SOFTWARE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF ORGANIZATION)	33-0029027 (I.R.S. EMPLOYER INCORPORATION OR IDENTIFICATION NUMBER)

51 COLUMBIA, SUITE 200, ALISO VIEJO, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92656 (ZIP CODE)

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

YES [X]    NO [   ]

     As of April 30, 2002, there were 16,235,416 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,542	$3,226
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $530 (2002) and $533 (2001)	2,086	2,724
Inventories, net	227	295
Prepaid expenses and other current assets	237	265

Total current assets	5,092	6,510
EQUIPMENT AND IMPROVEMENTS, net	418	482
OTHER ASSETS	64	42
INTANGIBLE ASSETS, net	2,163	2,223

	$7,737	$9,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$699	$1,160
Accrued liabilities	1,318	1,795

Total current liabilities	2,017	2,955
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,232,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	16	16
Additional paid-in capital	24,789	24,789
Accumulated deficit	(19,085)	(18,503)

Total stockholders’ equity	5,720	6,302

	$7,737	$9,257

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	UNAUDITED

	2002	2001

NET REVENUES
Products	$1,457	$2,433
Services	436	616

Total Net Revenues	1,893	3,049
COST OF REVENUES
Products	370	517
Services	399	521

Total Cost of Revenues	769	1,038

GROSS PROFIT	1,124	2,011
OPERATING EXPENSES:
Selling and marketing	665	1,523
Research and development	540	1,007
General and administrative	489	1,058

Total operating expenses	1,694	3,588

OPERATING LOSS	(570)	(1,577)
INTEREST INCOME (EXPENSE)	(8)	32

LOSS BEFORE INCOME TAXES	(578)	(1,545)
INCOME TAX EXPENSE	4	69

NET LOSS	$(582)	$(1,614)

NET LOSS PER SHARE, basic and diluted	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,232	16,232

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Three Months
	Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(582)	$(1,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	348
Provision for doubtful accounts and other adjustments to accounts receivable	64	262
Change in operating accounts:
Accounts receivable	574	733
Inventories	68	(17)
Prepaid expenses and other assets	(4)	44
Accounts payable and accrued liabilities	(938)	(178)

Net cash used in operating activities	(673)	(422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(47)

Net cash used in investing activities	(11)	(47)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	—

Net cash provided by financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(684)	(469)
CASH AND CASH EQUIVALENTS, beginning of period	3,226	6,178

CASH AND CASH EQUIVALENTS, end of period	$2,542	$5,709

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In Thousands)

	For The Three Months
	Ended March 31,

	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$4

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business — Smith Micro Software, Inc. (“Smith Micro” or the “Company”) develops and markets wireless communication and utility software products. The Company designs integrated, cross platform, easy-to-use software for personal computing and business solutions around the world. With a focus on the Internet, wireless, and broadband technologies, the Company’s products and services enable eCommerce, eBusiness, Internet communications (voice-over-IP), video conferencing, wireless communications, and network fax, along with traditional computer telephony. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (VARs) and original equipment manufacturers (OEMs). The Company also offers professional services consulting which include methodologies to help clients focus, define and prioritize Internet investments; develop eCommerce sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of the Company’s sales are made direct to hardware device and personal computer manufacturers under Original Equipment Manufacturer (OEM) agreements. The Company sells communication and diagnostic utility products through independent distributors and retail channels. The Company’s eCommerce products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

     Basis of Presentation — The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2002, the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations of interim reports are not necessarily indicative of the operating results for the year.

     Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution. All have original maturity dates of three months or less.

     Accounts Receivable — The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and those losses have been within management’s expectations. Allowances for product returns and price protection are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets.

     Inventories — Inventories consist principally of manuals and CDs and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

     Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

     Goodwill and Other Intangibles — Goodwill represents the excess purchase cost over the net assets acquired and until December 31, 2001, was amortized over seven years using the straight-line method. Other intangible assets include acquired technology, which is being amortized using the straight-line method over three years. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income (loss) in the statement of operations. In accordance with this pronouncement, effective January 1, 2002, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 in the three months ended March 31, 2001. The Company will evaluate the recoverability of goodwill and other intangible assets on at least an annual basis or when events or circumstances indicate that their carrying value may be impaired.

     Revenue Recognition — Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company’s software, assuming collectibility is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective and damaged products. However, the Company may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management’s estimates, the amount of estimated reserves could change as new information becomes available. During the year ended December 31, 2001, the Company’s largest distributor changed its order taking and stocking policies. As a result, the Company agreed, in the second quarter of 2001, to accept a significantly higher level of product returns than was anticipated in an effort to work with the distributor to reduce their inventory. The Company believes that this was a one-time event related to a policy change that will not significantly impact the historical and ongoing return rates from the distributor. The Company also provides technical support to its customers. Such costs have historically been insignificant.

     Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

     Sales incentives — In 2001 the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, the Company has adopted EITF 01-09. Pursuant to the consensus of Issue 01-09, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. The Company’s consolidated financial statements for prior periods presented for comparative purposes have been reclassified to comply with the revised income statement display requirements. The result of this adoption was a decrease in revenue with a corresponding decrease in selling and marketing expense of $196,000 for the three months ended March 31, 2001. The impact for the current quarter is lower revenue and lower selling and marketing expense of $150,000.

     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2002, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

     Income Taxes — The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

     Net Loss per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

     Segment Information — The Company operates in two business segments: software products and Internet solutions. The software products operating segment develops and markets the Company’s software products, except for eCommerce software. Within software products the Company further concentrates on wireless and broadband products, Macintosh products and the related retail products for each of these concentrations. The Internet solutions segment provides eCommerce software solutions, eBusiness strategy and integration of new infrastructure solutions into existing systems. The Internet solutions segment also includes hosting revenue. The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information and the geographic information described below are the primary information provided to the chief executive officer.

     The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.

March 31, 2002
(UNAUDITED)	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$450	$470	$479	$1,399	$494	$1,893
Cost of Revenue				359	410	769

Gross Profit				$1,040	$84	$1,124

March 31, 2001
(UNAUDITED)	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$1,394	$278	$621	$2,293	$756	$3,049
Cost of Revenue				490	548	1,038

Gross Profit				$1,803	$208	$2,011

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

     Comprehensive Income — The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the periods ended March 31, 2002 and 2001, there was no difference between net loss, as reported, and comprehensive loss.

     Reclassifications — Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on the consolidated financial statements. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income (loss) in the statement of operations. In accordance with these pronouncements, Smith Micro no longer amortizes goodwill and indefinite life intangibles. For comparison, goodwill amortization expense was $136,000 in the three months ended March 31, 2001.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

3. AMORTIZATION OF GOODWILL

     In connection with the Company’s acquisitions of all the outstanding capital stock of STF Technologies, Inc. the total excess cost over the fair value of the net assets acquired of $2.3 million was allocated to goodwill and was being amortized over a useful life of seven years. In connection with the Company’s acquisition of the eBusiness consulting practice of Quickstart Technologies, Inc., the excess cost over the fair value of the net assets acquired of $600,000 was allocated to goodwill and was being amortized over a useful life of three years. These amortization costs were recorded in general and administrative expense. The Company ceased amortizing goodwill as of the beginning of the first quarter of 2002 in accordance with SFAS No. 142 and did not recognize approximately $136,000 of amortization expense that was recognized in the first quarter of 2001. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income (loss) in the statement of operations. The Company will evaluate the carrying value of goodwill of $1.7 million at March 31, 2002 at least annually or when events or circumstances indicate that their carrying value may be impaired.

     Summarized below are the effects on net income (loss) per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Net loss:
As reported	$(582)	$(1,614)
Add: goodwill amortization	0	136

Adjusted net loss	$(582)	$(1,478)

Basic net loss per share:
As reported	$(0.04)	$(0.10)
Add: goodwill amortization	0	0.01

Adjusted basic and diluted net loss per share	$(0.04)	$(0.09)

Financial Accounting Standards Board Standards Nos. 141 and 142 on Business Combinations and Goodwill and Other Intangible Assets also require that the Company disclose the following information related to its intangible assets still subject to amortization. Amortized intangible assets balance as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31,	December 31,
	2002	2001

Amortized intangibles -
Acquired technology	$851	$851
Accumulated amortization	(403)	(343)

Net intangibles	$448	$508

The estimated amortization expense for acquired technology for each of the remaining useful lives of the acquired technology is approximately $283,000, $125,000 and $40,000 for fiscal years ending December 31, 2002, 2003 and 2004, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING THE COMPANY’S STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATES SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY’S OTHER REPORTS FILED WITH THE SEC, INCLUDING THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT THE COMPANY’S BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

Overview,

     We are a developer and marketer of wireless, communications, diagnostic, utility and eCommerce software products as well as a provider of Internet consulting and hosting services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions. Our software includes products developed for the wireless, Internet and broadband technologies, products that enable wireless communications, eCommerce, Internet communications (voice-over-IP), video conferencing, general system utility and diagnostic products and network fax along with traditional computer telephony. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores.

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

     In April 1999, we expanded our Macintosh products with the acquisition of STF Technologies, Inc. This acquisition enhanced our ability to develop and sell communications (primarily fax) software to the Macintosh market. In September 1999, we acquired Pacific Coast Software so that we could offer eCommerce business solutions. In July 2000, we acquired the TouchStone CheckIt® product line. We market these products under the Smith Micro CheckIt® brand including CheckIt® Firewall. Finally, in September 2000 we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies.

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

     The Internet Solutions Division services include supporting our WebCatalog product, complete website design and installation, website hosting and co-location services and application service provider services for WebCatalog. Our eCommerce customers include Kyocera/Infocomm, Harmon Multimedia, Diedrich’s Coffee and Boomtown Casino, among others. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Quarters Ended March 31,

	2002	2001

Net Revenues:
Products	77.0%	79.8%
Services	23.0%	20.2%

Total net revenues	100.0%	100.0%
Cost of revenues:
Products	19.5%	16.9%
Services	21.1%	17.1%

Total cost of revenues	40.6%	34.0%

Gross profit	59.4%	66.0%
Operating expenses:
Selling and marketing	35.1%	50.0%
Research and development	28.5%	33.0%
General and administrative	25.9%	34.7%

Total operating expenses	89.5%	117.7%

Operating loss	-30.1%	-51.7%
Interest income, net	-0.4%	1.1%

Loss before income taxes	-30.5%	-50.6%
Income tax expense	0.2%	2.3%

Net loss	-30.7%	-52.9%

Three months ended March 31, 2002 and 2001

Revenues

     Total net revenues were $1.9 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $1.1 million, or 37.9%, from 2001 to 2002. Ingram Micro, a distribution customer, accounted for 9.5% and 23.6% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

     Products. Net product revenues were $1.5 million and $2.4 million in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $976,000, or 40.1%, from 2001 to 2002. Wireless and Broadband sales decreased as the result of a delay in orders caused by handset manufacturer issues relating to the rollout of new high-speed data services and supporting handsets. Retail sales also declined in 2002 reflecting a general slowdown in the retail channel due to general economic conditions. These decreases were slightly offset by gains in the Macintosh sector as a result of the release of FaxSTF for OS X. Products revenue accounted for 77% of total revenues in the three months ended March 31, 2002 compared with 79.8% of total revenues in the comparable period of 2001.

     Services. Services revenues were $436,000 and $616,000 in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $180,000 or 29.2%, from 2001 to 2002. The announcement of a new strategic direction for our Internet Solutions Division has resulted in the cessation of significant Microsoft Product consulting in 2002, which amounted to 93% of service revenue in the comparable quarter of 2001. Services revenue accounted for 23% of total revenues in the three months ended March 31, 2002 compared with 20% of total revenues in the comparable period of 2001.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $370,000 and $517,000 in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $147,000, or 28.4%, from 2001 to 2002. Cost of product revenue as a percentage of product revenues was 25.4% and 21.3% for 2002 and 2001, respectively. The absolute dollar decrease in cost of product revenue in the three months ended March 31, 2001 was directly related to the decline in product revenue in the same period combined with cost reduction measures undertaken in the second and third quarters of 2001, which consisted primarily of headcount reductions.

     Cost of Service Revenues. Cost of service revenues was $399,000 and $521,000 in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $122,000 or 23.4%, from 2001 to 2002. Cost of service revenue as a percentage of service revenues was 91.5% and 84.6% for 2002 and 2001, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The absolute dollar decrease in total cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount. In addition, with many of our consulting projects being deferred by our customers, our consulting workforce was under utilized in the three months ended March 31, 2002 and 2001.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $665,000 and $1.5 million in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $858,000, or 56.3%, from 2001 to 2002. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses in the three months ended March 31, 2002 over the comparable period of 2001 was primarily the result of the cost reduction measures undertaken beginning in the second quarter of 2001 which consisted of reductions in headcount, compensation and professional services.

     Research and Development. Research and development expenses were $540,000 and $1.0 million in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $467,000, or 46.4%, from 2001 to 2002. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The decrease in our research and development expenses in the three months ended March 31, 2002 over 2001 is primarily due to the cost reduction efforts implemented in 2001, most notably a reduction in headcount and the closure of our Oregon and Colorado offices in the second quarter of 2001. This reduction realigns our research and development cost base consistent with current revenues.

     General and Administrative. General and administrative expenses were $489,000 and $1.1 million in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $569,000, or 53.8%, from 2001 to 2002. The decrease in our general and administrative expenses in the three months ended March 31, 2002 over 2001 is due primarily to cost reductions efforts undertaken in 2001, which consisted of reductions in headcount, compensation and professional services. In addition, the three months ended March 31, 2001 included amortization of goodwill of $136,000 not included in 2002 as a result of the adoption of SFAS No. 142.

     Interest Income (Expense). Net interest expense was $8,000 in the three months ended March 31, 2002 and net interest income was $32,000 in the three months ended March 31, 2001, representing a decrease of $40,000, or 12.5%, from 2001 to 2002. The decrease in our net interest income is directly related to our lower cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. Interest expenses in each period consist of credit card processing fees.

     Provision for Income Taxes. Provision for income taxes was $4,000 and $69,000 in the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $65,000, or 94.2%, from 2001 to 2002. The tax expense for the three months ended March 31, 2001 relates to amount due as the result of a tax audit. The provision for income taxes in 2002 is primarily due to taxes on foreign income.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of March 31, 2002 consisted primarily of cash and cash equivalents of $2.5 million.

     Net cash used in operating activities was $673,000 in the three months ended March 31, 2002 compared to $422,000 in the comparable period of 2001. The primary operating use of cash during the both periods was funding our net loss.

     During the three months ended March 31, 2002, we used $11,000 in investing activities compared to $47,000 in the comparable period of 2001.

     At March 31, 2002, we had $2.5 million in cash and cash equivalents and $3.1 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $2.1 million at March 31, 2002. We have no significant capital commitments, and currently anticipate that growth in capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

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

     Nasdaq also currently requires that an issuer have either net tangible assets of at least $4 million or stockholders’ equity of at least $10 million to maintain listing on the National Market System. As of March 31, 2002, we had tangible net assets of $6.0 million and stockholders’ equity of $5.7 million. We are currently subject to certain “grandfather” provisions that allow us to maintain our listing based on the net tangible assets test. This transitional rule will remain in effect until November 1, 2002, at which time we will be required to comply with the $10 million stockholders’ equity test. If we are unable to increase stockholders equity to the minimum Nasdaq requirement by generating profits or by an infusion of additional capital, we will not meet the minimum listing requirements of the Nasdaq National Market as of November 2002. There can be no assurance that we will satisfy all requirements for continued listing of our common stock on the Nasdaq National Market. If we are unable to meet the continued listing requirements in the future, our common stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

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

Competition within our product markets is intense and includes numerous established competitors, which could negatively affect our revenues.

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

We rely primarily on one distributor for a significant portion of our total revenues. Loss of this one distributor could have a negative impact on our revenues.

     Sales to Ingram Micro, a retail distributor, represented 9.5% and 23.6% of our total net revenues for the three months ended March 31, 2002 and 2001, respectively. We are not able to directly control all the factors influencing whether and in what quantity Ingram purchases products from us. The significant curtailment of purchases and increase in product returns by Ingram Micro, as experienced by us in the second quarter of 2001, had an adverse effect on our business in that quarter and in 2001. There can be no assurance that sales to Ingram Micro, other distributors or our retail customers in the future will not be negatively impacted by returns. There can also be no assurance that we will not lose Ingram Micro as a distributor of our products altogether. We have entered into an agreement with another distributor in an attempt to reduce our reliance upon Ingram Micro.

We may not be able to develop and maintain relationships with distributors and retailers to sell our retail software products, which could adversely affect our product sales.

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

     If eCommerce does not continue to grow or grows more slowly than in the past, demand for certain of our products and services will be reduced. Certain of our products, including WebCatalog, enhance companies’ abilities to transact business and conduct Web-based operations. As a result, future sales and any future profits from those products are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. To be successful we must rely on consumers and businesses who have not historically used the Internet to transact business and exchange information.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

     Approximately 14.4% and 7.5% of our revenues in the three months ended March 31, 2002 and 2001, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     As of April 30, 2002, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

     As of April 30, 2002, we had 16,235,416 shares of Common Stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith is available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock. William W. Smith and Rhonda L. Smith have established a written sales plan under SEC Rule 10b5-1, pursuant to which up to 50,000 shares of our common stock may be sold each month during 2002, subject to certain conditions.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on our consolidated financial statements. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in our operating income (loss) in our statement of operations. In accordance with these pronouncements, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 in the three months ended March 31, 2001.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At March 31, 2002, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2002.

     PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096

4.1	Specimen certificate representing shares of Common Stock of the Company	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096

10.2	1995 Stock Option/Stock Issuance Plan, as amended	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096

10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option/Stock Issuance Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096

10.5	Form of 1995 Stock Purchase Agreement	Incorporated by reference to Exhibit 10.5 to the

Exhibit
No.	Title	Method of Filing

	under 1995 Stock Option/Stock Issuance Plan	Registrant’s Registration Statement No. 33-95096

10.6	Distribution License Agreement dated September 30, 1991, by and between the Company and Crandell Development Corporation	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-95096

10.7	Application Program Interface Retail License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-95096

10.8	Application Program Interface License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-95096

10.9	Rockwell High Speed Interface License Agreement dated June 2, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-95096

10.10	Letter Agreement dated February 22, 1994, by and between the Company and Rockwell International Corporation	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-95096

10.11	Letter Agreement dated April 22, 1993, by and between the Company and Rockwell International Corporation	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-95096

10.12	Software Distribution Agreement dated May 8, 1995, by and between the Company and International Business Machines Corporation	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-95096

10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096

10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096

10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096

10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096

10.17	Form of Promissory Note related to S Corporation Distribution	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 33-95096

10.18	Smith Micro Software, Inc. Amended and Restated Software Licensing and	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the

Exhibit
No.	Title	Method of Filing

	Distribution Agreement, dated April 18, 1996, by and between the Company and U.S. Robotics Access Corp.	quarter ended September 30, 1996

10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995

10.20	Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 1996

10.21	Amendment No. 1, dated as of March 10, 1997, to Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996

10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997

10.23	Software licensing and Distribution Agreement dated December 1, 1998, by and between the Company and 3Com Corporation	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.24	Stock Purchase Agreement dated as of April 9, 1999 by and among Smith Micro Software, Inc. STF Technologies, Inc. and the Shareholders of STF Technologies, Inc.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 1999

10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(B) REPORTS ON FORM 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 8, 2002 to report the establishment of a written sales plan in accordance with SEC Rule 10b5-1 by William W. Smith, Jr. and Rhonda L. Smith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 13, 2002	By	/s/ WILLIAM W. SMITH, JR.

William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 13, 2002	By	/s/ ROBERT W. SCHEUSSLER

Robert W. Scheussler Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer)