Form 10-Q
period 2002-06-30
SMITH MICRO SOFTWARE INC
filed 2002-08-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

YES (X)  NO (  )

     As of July 30, 2002, there were 16,235,416 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,603	$3,226
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $488 (2002) and $533 (2001)	1,431	2,724
Inventories, net	253	295
Prepaid expenses and other current assets	188	265

Total current assets	4,475	6,510
EQUIPMENT AND IMPROVEMENTS, net	349	482
OTHER ASSETS	53	42
INTANGIBLE ASSETS, net	373	508
GOODWILL	1,715	1,715

	$6,965	$9,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$569	$1,160
Accrued liabilities	1,168	1,795

Total current liabilities	1,737	2,955
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,235,000 and 16,232,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	16	16
Additional paid-in capital	24,792	24,789
Accumulated deficit	(19,580)	(18,503)

Net stockholders’ equity	5,228	6,302

	$6,965	$9,257

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001
NET REVENUES
Products	$1,353	$97	$2,810	$2,530
Services	264	868	700	1,484

Total Net Revenues	1,617	965	3,510	4,014
COST OF REVENUES
Products	234	375	604	892
Services	151	566	550	1,087

Total Cost of Revenues	385	941	1,154	1,979

GROSS PROFIT	1,232	24	2,356	2,035
OPERATING EXPENSES:
Selling and marketing	567	1,429	1,232	2,952
Research and development	520	832	1,060	1,839
General and administrative	622	1,264	1,111	2,322
Restructuring costs		345		345

Total operating expenses	1,709	3,870	3,403	7,458

OPERATING LOSS	(477)	(3,846)	(1,047)	(5,423)
INTEREST INCOME (EXPENSE)	(14)	33	(22)	65

LOSS BEFORE INCOME TAXES	(491)	(3,813)	(1,069)	(5,358)
INCOME TAX EXPENSE	4	20	8	89

NET LOSS	$(495)	$(3,833)	$(1,077)	$(5,447)

NET LOSS PER SHARE, basic and diluted	$(0.03)	$(0.24)	$(0.07)	$(0.34)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	16,235	16,232	16,234	16,232

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Six Months
	Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,077)	$(5,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	666
Provision for doubtful accounts and other adjustments to accounts receivable	(6)	(1,118)
Change in operating accounts:
Accounts receivable	1,299	4,219
Inventories	42	(2)
Prepaid expenses and other assets	44	92
Accounts payable and accrued liabilities	(1,218)	(121)

Net cash used in operating activities	(615)	(1,711)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(90)

Net cash used in investing activities	(11)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3	—

Net cash provided by financing activities	3	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(623)	(1,801)
CASH AND CASH EQUIVALENTS, beginning of period	3,226	6,178

CASH AND CASH EQUIVALENTS, end of period	$2,603	$4,377

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In Thousands)

	For The Six Months
	Ended June 30,

	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8	$160

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2002, the results of its operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations of interim reports are not necessarily indicative of the operating results for the year.

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

     Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired, and until January 1, 2002, was amortized over three to seven years using the straight-line method. Other intangible assets include acquired technology, which is being amortized using the straight-line method over three years. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but will evaluate their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company determined that it did not have a transitional impairment of goodwill. The Company has no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 and $272,000 in the three and six months ended June 30, 2001, respectively.

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

     Sales Incentives - In 2001 the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, the Company has adopted EITF 01-09. Pursuant to the consensus of Issue 01-09, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. The Company’s consolidated financial statements for prior periods presented for comparative purposes have been reclassified to comply with the revised income statement display requirements. The result of this adoption was a decrease in revenue with a corresponding decrease in selling and marketing expense of $116,000 and $312,000 in the three and six months ended June 30, 2001, respectively. The impact for the current period is lower revenue and lower selling and marketing expense of $77,000 and $227,000 for the three and six month periods ended June 30, 2002, respectively.

     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2002, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

     The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.

Three Months Ended June 30, 2002

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$964	$348	$22	$1,334	$283	$1,617
Cost of Revenue				231	154	385

Gross Profit				$1,103	$129	$1,232

Three Months Ended June 30, 2001

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$528	$242	$(719)	$51	$914	$965
Cost of Revenue				367	574	941

Gross Profit				$(316)	$340	$24

Six Months Ended June 30, 2002

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$1,414	$818	$501	$2,733	$777	$3,510
Cost of Revenue				590	564	1,154

Gross Profit				$2,143	$213	$2,356

Six Months Ended June 30, 2001

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$1,922	$520	$(98)	$2,344	$1,670	$4,014
Cost of Revenue				857	1,122	1,979

Gross Profit				$1,487	$548	$2,035

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

     Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the periods ended June 30, 2002 and 2001, there was no difference between net loss, as reported, and comprehensive loss.

     Reclassifications - Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on the consolidated financial statements. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but will evaluate their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company determined that it did not have a transitional impairment of goodwill. The Company had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 and $272,000 in the three and six months ended June 30, 2001.

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

     In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

3. GOODWILL

     In connection with the Company’s acquisitions of all the outstanding capital stock of STF Technologies, Inc. the total excess cost over the fair value of the net assets acquired of $2.3 million was allocated to goodwill and was being amortized over a useful life of seven years. In connection with the Company’s acquisition of the eBusiness consulting practice of Quickstart Technologies, Inc., the excess cost over the fair value of the net assets acquired of $600,000 was allocated to goodwill and was being amortized over a useful life of three years. These amortization costs were recorded in general and administrative expense. The Company ceased amortizing goodwill as of the January 1, 2002 in accordance with SFAS No. 142 and did not recognize approximately $136,000 and $272,000 of amortization expense that was recognized in the three and six months ended June 30, 2001. As of June 30, 2002 the Company completed the required initial step of a transitional impairment test and has determined that goodwill is not impaired. Any impairment loss resulting from the transitional impairment test would have been recorded retroactively as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income (loss) in the statement of operations. The Company will evaluate the carrying value of goodwill of $1.7 million at least annually or when events or circumstances indicate that their carrying value may be impaired.

     At June 30, 2002 the amount of goodwill allocated to Products is $1,380,000. The amount of goodwill allocated to Services is $335,000.

     Summarized below are the effects on net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss:
As reported	($495)	($3,833)	($1,077)	($5,447)
Add: goodwill amortization	0	136	0	272

Adjusted net loss	($495)	($3,697)	($1,077)	($5,175)

Basic net loss per share:
As reported	($0.03)	($0.24)	($0.07)	($0.34)
Add: goodwill amortization	0	0.01	0	0.02

Adjusted basic and diluted net loss per share	($0.03)	($0.23)	($0.07)	($0.32)

Financial Accounting Standards Board Standards Nos. 141 and 142 on Business Combinations and Goodwill and Other Intangible Assets also require that the Company disclose the following information related to its intangible assets still subject to amortization. Amortized intangible assets balance as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001

Amortized intangibles:
Acquired technology	$851	$851
Accumulated amortization	(478)	(343)

Net Intangibles	$373	$508

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Revenues:
Products	83.7%	10.1%	80.1%	63.0%
Services	16.3%	89.9%	19.9%	37.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Products	14.5%	38.9%	17.2%	22.2%
Services	9.3%	58.6%	15.7%	27.1%

Total cost of revenues	23.8%	97.5%	32.9%	49.3%

Gross profit	76.2%	2.5%	67.1%	50.7%
Operating expenses:
Selling and marketing	35.1%	148.1%	35.1%	73.5%
Research and development	32.1%	86.2%	30.2%	45.8%
General and administrative	38.5%	131.0%	31.7%	57.9%
Restructuring costs	0.0%	35.7%	0.0%	8.6%

Total operating expenses	105.7%	401.0%	97.0%	185.8%

Operating loss	-29.5%	-398.5%	-29.9%	-135.1%
Interest income, net	-0.9%	3.4%	-0.6%	1.6%

Loss before income taxes	-30.4%	-395.1%	-30.5%	-133.5%
Income tax expense	0.2%	2.1%	0.2%	2.2%

Net loss	-30.6%	-397.2%	-30.7%	-135.7%

Three and six months ended June 30, 2002 and 2001

Revenues

     Total net revenues were $1.6 million and $965,000 for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $652,000, or 67.7%, from 2001 to 2002. Total net revenues were $3.5 million and $4.0 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $504,000, or 12.6%, from 2001 to 2002.

     Products. Net product revenues were $1.4 million and $97,000 in the three months ended June 30, 2002 and 2001, respectively, representing an increase of $1.3 million, or 1,294.9%, from 2001 to 2002. Wireless and Broadband sales increased quarter to quarter as the result of increased sales and the absence of the significant order delays experienced in 2001. Sales by the Macintosh division increased as a result of the release of FaxSTF for OS X. Retail sales were higher due to the absence of the extraordinary returns experienced in the second quarter of 2001. These increases were slightly offset by the decreased revenue in our Internet Solutions Division caused by the cessation of Microsoft products consulting announced in the first quarter of 2002. Products revenue accounted for 83.7% of total revenues in the three months ended June 30, 2002 compared with 10.1% of total revenues in the comparable period of 2001.

     Net product revenues were $2.8 million and $2.5 million in the six months ended June 30, 2002 and 2001, respectively, representing an increase of $280,000, or 11.1%, from 2001 to 2002. Wireless and Broadband sales decreased in the six months ended June 30, 2002 as result of the anticipated reduction in royalties received from our older analog and video technologies during 2001, along with delayed orders both from current and new wireless technology customers in the first quarter if 2001. The delays were related to carrier and handset manufacturer issues relating to the rollout of new high-speed data services and supporting handsets. In addition, sales in our Internet Solutions Division decreased due to the cessation of Microsoft products consulting discussed previously. These reductions were offset by the increased sales in the Macintosh division and improvements in retail sales due to the absence of the extraordinary returns experienced in the second quarter of 2001. Products revenue accounted for 80.1% of total revenues in the six months ended June 30, 2002 compared with 63.0% of total revenues in the comparable period of 2001.

     Services. Services revenues were $264,000 and $868,000 in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $604,000 or 69.6%, from 2001 to 2002. The announcement of a new strategic direction for our Internet Solutions Division has resulted in the cessation of significant Microsoft Product consulting in 2002, which amounted to 77% of service revenue in the comparable period of 2001. Services revenue accounted for 16.3% of total revenues in the three months ended June 30, 2002 compared with 89.9% of total revenues in the comparable period of 2001.

     Services revenues were $700,000 and $1.5 million in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $784,000 or 52.3%, from 2001 to 2002. As discussed, the announcement of a new strategic direction for our Internet Solutions Division has resulted in the cessation of significant Microsoft Product consulting in 2002, which amounted to 84% of service revenue in the comparable period of 2001. Services revenue accounted for 19.9% of total revenues in the six months ended June 30, 2002 compared with 37.0% of total revenues in 2001.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $234,000 and $375,000 in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $141,000, or 37.6%, from 2001 to 2002. Cost of product revenue as a percentage of product revenues was 17.3% and 386.6% for 2002 and 2001, respectively. Cost of product revenues was $604,000 and $892,000 in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $288,000, or 32.3%, from 2001 to 2002. Cost of product revenue as a percentage of product revenues was 21.5% and 35.3% for 2002 and 2001, respectively. The absolute dollar decrease in the cost of product revenue in 2002 is directly related to the decline in product revenue in the same period combined with cost reduction measures undertaken in the second and third quarters of 2001, which consisted primarily of headcount reductions.

     Cost of Service Revenues. Cost of service revenues was $151,000 and $566,000 in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $415,000 or 73.3%, from 2001 to 2002. Cost of service revenue as a percentage of service revenues was 57.2% and 65.2% for 2002 and 2001, respectively. Cost of service revenues was $550,000 and $1.1 million in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $537,000 or 49.4%, from 2001 to 2002. Cost of service revenue as a percentage of service revenues was 78.6% and 73.3% for 2002 and 2001, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The absolute dollar decrease in the total cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount. In addition, with many of our consulting projects being deferred by our customers, our consulting workforce was under utilized in the three and six months ended June 30, 2001.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $567,000 and $1.4 million in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $862,000, or 60.3%, from 2001 to 2002. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses were $1.2 million and $2.9 million in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.7 million, or 58.3%, from 2001 to 2002. The decrease in our selling and marketing expenses in both the three and six months ended June 30, 2002 over the comparable periods of 2001 were primarily the result of the cost reduction measures undertaken beginning in the second quarter of 2001 which consisted of reductions in headcount, compensation and professional services.

     Research and Development. Research and development expenses were $520,000 and $832,000 in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $312,000, or 37.5%, from 2001 to 2002. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. Research and development expenses were $1.0 million and $1.8 million in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $779,000, or 42.4%, from 2001 to 2002. The decrease in our research and development expenses in both the three and six month ended June 30, 2002 over 2001 is primarily due to the cost reduction efforts implemented in 2001, most notably a reduction in headcount and the closure of our Oregon and Colorado offices in the second quarter of 2001. This reduction realigns our research and development cost base consistent with current revenues.

     General and Administrative. General and administrative expenses were $622,000 and $1.3 million in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $642,000, or 50.8%, from 2001 to 2002. General and administrative expenses were $1.1 million and $2.3 million in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.2 million, or 52.2%, from 2001 to 2002. The decrease in our general and administrative expenses in the both periods ended June 30, 2002 over 2001 is due primarily to cost reductions efforts undertaken in 2001, which consisted of reductions in headcount, compensation and professional services. In addition, the three and six months ended June 30, 2001 included amortization of goodwill of $136,000 and $272,000, respectively, not included in 2002 as a result of the adoption of SFAS No. 142.

     Restructuring Costs. In the three months ended June 30, 2001, we reported a restructuring charge in the amount of $345,000. This amount includes a $230,000 lease payment commitment on the office space in Beaverton, Oregon, which was closed, and personnel costs incurred as a result of a company wide reduction in staff of 37 people or 31%. As of June 30, 2002, $171,000 has been paid and $174,000 remains in accrued liabilities. The accrued liability will be paid over the remaining lease term for the facility closed in the second quarter of 2001.

     Interest Income (Expense). Net interest expense was $14,000 in the three months ended June 30, 2002 and net interest income was $33,000 in the three months ended June 30, 2001, representing a decrease of $47,000, or 142.4%, from 2001 to 2002. Net interest expense was $22,000 in the six months ended June 30, 2002 and net interest income was $65,000 in the six months ended June 30, 2001, representing a decrease of $87,000, or 133.9%, from 2001 to 2002. The decrease in our net interest income is directly related to our lower cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. Interest expenses in each period consist of credit card processing fees.

     Provision for Income Taxes. Provision for income taxes was $4,000 and $20,000 in the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $16,000, or 80.0%, from 2001 to 2002. Provision for income taxes was $8,000 and $89,000 in the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $81,000, or 91.0%, from 2001 to 2002. The tax expense for the six months ended June 30, 2001 relates to amounts assessed as the result of an audit of the Company’s 1996 Federal tax return. The provision for income taxes in 2002 is primarily due to taxes on foreign income.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of June 30, 2002 consisted primarily of cash and cash equivalents of $2.6 million.

     Net cash used in operating activities was $615,000 in the six months ended June 30, 2002 compared to $1.7 million in the comparable period of 2001. The primary operating use of cash during the both periods was funding our net loss.

     During the six months ended June 30, 2002, we used $11,000 in investing activities compared to $90,000 in the same period of 2001.

     At June 30, 2002, we had $2.6 million in cash and cash equivalents and $2.7 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.4 million at June 30, 2002. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

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

If we are unable to comply with NASDAQ’s continued listing requirements, our Common Stock could be delisted from the NASDAQ.

     In June 2002, our common stock failed to meet the minimum bid price of $1.00 per share for 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 25, 2002, we announced that we had voluntarily submitted an application to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Our application has been approved and we became a SmallCap Market company effective August 5, 2002. This change increases the bid price grace period another 90 days. At that time an additional 180-day grace period is available for SmallCap companies that comply with the core initial listing standards of the SmallCap market — that is, either net income of $750,000, stockholders equity of $5 million or market capitalization of $50 million. If our stock cannot maintain trading at prices over $1.00 or we cannot meet the additional grace period requirements, we may become subject to the delisting process.

     There can be no assurance that we will satisfy all requirements for continued listing of our common stock on the Nasdaq. If we are unable to meet the continued listing requirements in the future, our common stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

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

     Sales to Ingram Micro, a retail distributor, represented 7.2% of our total net revenues for the six months ended June 30, 2002. As previously discussed, product returns exceeded revenue from Ingram in the six months ended June 30, 2001. We are not able to directly control all the factors influencing whether and in what quantity Ingram purchases products from us. The significant curtailment of purchases and increase in product returns by Ingram Micro, as experienced by us in the second quarter of 2001, had an adverse effect on our business in that quarter and in 2001. There can be no assurance that sales to Ingram Micro, other distributors or our retail customers in the future will not be negatively impacted by returns. There can also be no assurance that we will not lose Ingram Micro as a distributor of our products altogether. We have entered into an agreement with another distributor in an attempt to reduce our reliance upon Ingram Micro.

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

We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, in order to meet our capital needs. Additional funds may not be available on terms acceptable to us to allow us to meet our capital needs.

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

Because we currently operate with little or no backlog, our ability to predict our revenues and operating results is extremely limited.

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

We may be unable to adequately protect our intellectual property and other proprietary rights, which could negatively impact our revenues.

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

If we are unable to retain key personnel, the loss of their services could materially and adversely affect our business, financial condition and results of operations.

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

     Approximately 12.3% and 13.3% of our revenues in the six months ended June 30, 2002 and 2001, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

Our officers and directors could control matters submitted to our stockholders and affect the outcome of any vote.

     As of July 31, 2002, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

     As of July 31, 2002, we had 16,235,416 shares of Common Stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith is available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock. William W. Smith and Rhonda L. Smith have established a written sales plan under SEC Rule 10b5-1, pursuant to which up to 50,000 shares of our common stock may be sold each month during 2002, subject to certain conditions.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on the consolidated financial statements. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but will evaluate their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company determined that it did not have a transitional impairment of goodwill. The Company had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 and $272,000 in the three and six months ended June 30, 2001.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At June 30, 2002, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2002.

     PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of the Stockholders of the Company was held on May 21, 2002. At the Annual Meeting, the Stockholders voted as follows:

(a)	The Stockholders elected the following nominee as director, to hold office until the 2005 Annual Meeting, or until her successor is elected and qualified. The vote was as follows:

Nominee	Votes For	Votes Against	Withheld Authority

William W. Smith, Jr.	15,449,082	0	14,564
William C. Keiper	15,449,082	0	14,564

In addition to Mr. Smith and Mr. Keiper, the following directors will continue to hold office: Rhonda L. Smith, Robert Scheussler, Tom Campbell, and Greg Szabo.

(b)	The Stockholders elected to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor of the fiscal year ending December 31, 2002 (with 15,453,981 shares voting for, 8,350 shares voting against, and 1,315 shares abstaining).

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096
4.1	Specimen certificate representing shares of Common Stock of the Company.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096

Exhibit
No.	Title	Method of Filing

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096
10.2	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096
10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096
10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096
10.5	Form of 1995 Stock Purchase Agreement under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-95096
10.6	Distribution License Agreement dated September 30, 1991, by and between the Company and Crandell Development Corporation.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-95096
10.7	Application Program Interface Retail License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-95096
10.8	Application Program Interface License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-95096
10.9	Rockwell High Speed Interface License Agreement dated June 2, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-95096
10.10	Letter Agreement dated February 22, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-95096
10.11	Letter Agreement dated April 22, 1993, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-95096
10.12	Software Distribution Agreement dated May 8, 1995, by and between the Company and International Business Machines Corporation.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-95096
10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096
10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096

Exhibit
No.	Title	Method of Filing

10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096
10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096
10.17	Form of Promissory Note related to S Corporation Distribution.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 33-95096
10.18	Smith Micro Software, Inc. Amended and Restated Software Licensing and Distribution Agreement, dated April 18, 1996, by and between the Company and U.S. Robotics Access Corp.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995
10.20	Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 1996
10.21	Amendment No. 1, dated as of March 10, 1997, to Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996
10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997
10.23	Software licensing and Distribution Agreement dated December 1, 1998, by and between the Company and 3Com Corporation.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998
10.24	Stock Purchase Agreement dated as of April 9, 1999 by and among Smith Micro Software, Inc. STF Technologies, Inc. and the Shareholders of STF Technologies, Inc.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 1999
10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
21.1	Subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(B) REPORTS ON FORM 8-K

     No such reports were filed during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 13, 2002	By /s/ WILLIAM W. SMITH, JR. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2002	By /s/ ROBERT W. SCHEUSSLER Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

     Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Smith Micro Software, Inc., that, to his knowledge, the Quarterly Report of Smith Micro Software, Inc. on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the company.

August 13, 2002	By /s/ WILLIAM W. SMITH, JR. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2002	By /s/ ROBERT W. SCHEUSSLER Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)