Form 10-Q
period 2002-09-30
SMITH MICRO SOFTWARE INC
filed 2002-11-13
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

YES (X)    NO (  )

         As of October 31, 2002, there were 16,235,416 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,853	$3,226

Accounts receivable, net of allowances for doubtful accounts and other adjustments of $669 (2002) and $533 (2001)	937	2,724

Inventories, net	41	295

Prepaid expenses and other current assets	124	265

Total current assets	4,955	6,510

EQUIPMENT AND IMPROVEMENTS, net	284	482

OTHER ASSETS	46	42

INTANGIBLE ASSETS, net	298	508

GOODWILL	1,715	1,715

	$7,298	$9,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$579	$1,160

Accrued liabilities	816	1,795

Total current liabilities	1,395	2,955

STOCKHOLDERS’ EQUITY:

Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding

Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,235,000 and 16,232,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	16	16

Additional paid-in capital	24,792	24,789

Accumulated deficit	(18,905)	(18,503)

Net stockholders’ equity	5,903	6,302

	$7,298	$9,257

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET REVENUES

Products	$1,637	$1,754	$4,447	$4,284

Services	209	554	909	2,038

Total Net Revenues	1,846	2,308	5,356	6,322

COST OF REVENUES

Products	507	268	1,111	1,160

Services	110	543	660	1,630

Total Cost of Revenues	617	811	1,771	2,790

GROSS PROFIT	1,229	1,497	3,585	3,532

OPERATING EXPENSES:

Selling and marketing	516	876	1,748	3,828

Research and development	503	636	1,563	2,475

General and administrative	602	752	1,713	3,074

Restructuring costs		35		380

Total operating expenses	1,621	2,299	5,024	9,757

OPERATING LOSS	(392)	(802)	(1,439)	(6,225)

INTEREST INCOME (EXPENSE)	(3)	11	(25)	76

LOSS BEFORE INCOME TAXES	(395)	(791)	(1,464)	(6,149)

INCOME TAX (BENEFIT) EXPENSE	(1,070)	3	(1,062)	92

NET INCOME (LOSS)	$675	$(794)	$(402)	$(6,241)

NET INCOME (LOSS) PER SHARE, basic and diluted	$0.04	$(0.05)	$(0.02)	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	16,235	16,232	16,234	16,232

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Nine Months
	Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(402)	$(6,241)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	448	966

Provision for doubtful accounts and other adjustments to accounts receivable	(375)	(1,218)

Change in operating accounts:

Accounts receivable	2,162	4,423

Inventories	254	(52)

Prepaid expenses and other assets	108	41

Accounts payable and accrued liabilities	(1,560)	(250)

Net cash provided by (used in) operating activities	635	(2,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(11)	(100)

Net cash used in investing activities	(11)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options	3	—

Net cash provided by financing activities	3	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	627	(2,431)

CASH AND CASH EQUIVALENTS, beginning of period	3,226	6,178

CASH AND CASH EQUIVALENTS, end of period	$3,853	$3,747

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In Thousands)

	For The Nine Months
	Ended September 30,

	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash (received) paid for income taxes	$(1,063)	$163

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

         Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2002, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

         Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired, and until January 1, 2002, was amortized over three to seven years using the straight-line method. Other intangible assets include acquired technology, which is being amortized using the straight-line method over three years. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but will evaluate their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company was required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company completed its review and determined that it did not have a transitional impairment of goodwill. The Company has no indefinite life intangibles. If estimates or conditions change, a materially different impairment conclusion could result.

         Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company generally recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company’s software, assuming collectibility is reasonably assured. The Company may permit customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management’s estimates, the amount of estimated reserves could change as new information becomes available. In July of 2002, the Company signed a new distribution agreement with its primary distributor. As a result of the new distribution agreement and other related factors, the Company has decided to begin recording revenue from distributors only upon sell-through, rather than upon shipment to the distributor. The impact of this change was to defer recognition certain sales during the quarter and increase reserves for inventory currently in the channel, totaling approximately $200,000. The Company also provides technical support to its customers. Such costs have historically been insignificant.

         Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

         Sales Incentives - In 2001 the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, the Company has adopted EITF 01-09. Pursuant to the consensus of Issue 01-09, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. The Company’s consolidated financial statements for prior periods presented for comparative purposes have been reclassified to comply with the revised income statement display requirements. The result of this adoption was a decrease in revenue with a corresponding decrease in selling and marketing expense of $214,000 and $526,000 in the three and nine months ended September 30, 2001, respectively. There were no significant sales incentives in the three months ended September 30, 2002. The impact for the nine months ended September 30, 2002 is lower revenue and lower selling and marketing expense of $227,000.

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

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the three months ended September 30, 2002, the Company was able to quantify and recognize a tax benefit of $1,070,000 related to previously reserved net operating loss carryforwards. The related refund was received in September, 2002.

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

         Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. Additionally, Due to the relationship between the current market price of the Company’s common stock and the exercise price of outstanding stock options, all stock options were antidilutive for the period ended September 30, 2002.

         Fulfillment Services - The Company currently holds approximately $500,000 of consigned inventory for a customer, which is used to fulfill internet orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheet. In addition, the Company receives cash for internet fulfillment orders which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis due to the right of offset.

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

         The following table shows the net revenues, cost of revenues and gross profit (in thousands) generated by each segment.

Three Months Ended September 30, 2002

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$1,320	$356	$(144)	$1,532	$314	$1,846

Cost of Revenue				474	143	617

Gross Profit				$1,058	$171	$1,229

Three Months Ended September 30, 2001

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$678	$284	$747	$1,709	$599	$2,308

Cost of Revenue				259	552	811

Gross Profit				$1,450	$47	$1,497

Nine Months Ended September 30, 2002

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$2,734	$1,174	$357	$4,265	$1,091	$5,356

Cost of Revenue				1,064	707	1,771

Gross Profit				$3,201	$384	$3,585

Nine Months Ended September 30, 2001

	Software Products

	Wireless			Total Software	Internet	Total
	& Broadband	Macintosh	Retail	Products	Solutions	Company

Net Revenue	$2,600	$804	$649	$4,053	$2,269	$6,322

Cost of Revenue				1,116	1,674	2,790

Gross Profit				$2,937	$595	$3,532

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

         Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For each of the periods ended September 30, 2002 and 2001, there was no difference between net income (loss), as reported, and comprehensive income (loss).

         Reclassifications - Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on the consolidated financial statements. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but will evaluate their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company determined that it did not have a transitional impairment of goodwill. The Company had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 and $408,000 in the three and nine months ended September 30, 2001.

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

3. GOODWILL

         In connection with the Company’s acquisitions of all the outstanding capital stock of STF Technologies, Inc. the total excess cost over the fair value of the net assets acquired of $2.3 million was allocated to goodwill and was being amortized over a useful life of seven years. In connection with the Company’s acquisition of the eBusiness consulting practice of Quickstart Technologies, Inc., the excess cost over the fair value of the net assets acquired of $600,000 was allocated to goodwill and was being amortized over a useful life of three years. These amortization costs were recorded in general and administrative expense. The Company ceased amortizing goodwill as of the January 1, 2002 in accordance with SFAS No. 142 and did not recognize approximately $136,000 and $408,000 of amortization expense that was recognized in the three and nine months ended September 30, 2001. As of June 30, 2002 the Company completed the required initial step of a transitional impairment test and has determined that goodwill is not impaired. Any impairment loss resulting from the transitional impairment test would have been recorded retroactively as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income (loss) in the statement of operations. The Company will evaluate the carrying value of goodwill of $1.7 million at least annually or when events or circumstances indicate that their carrying value may be impaired.

         At September 30, 2002 the amount of goodwill allocated to Products is $1,380,000. The amount of goodwill allocated to Services is $335,000.

         Summarized below are the effects on net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss):

As reported	$675	($794)	($402)	($6,241)

Add: goodwill amortization	0	136	0	408

Adjusted net income (loss)	$675	($658)	($402)	($5,833)

Basic net income (loss) per share:

As reported	$0.04	($0.05)	($0.02)	($0.38)

Add: goodwill amortization	0	0.01	0	0.03

Adjusted basic and diluted net income (loss) per share	$0.04	($0.04)	($0.02)	($0.35)

Financial Accounting Standards Board Standards Nos. 141 and 142 on Business Combinations and Goodwill and Other Intangible Assets also require that the Company disclose the following information related to its intangible assets still subject to amortization. Amortized intangible assets balance as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001

Amortized intangibles:

Acquired technology	$851	$851

Accumulated amortization	(553)	(343)

Net Intangibles	$298	$508

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Revenues:

Products	88.7%	76.0%	83.0%	67.8%

Services	11.3%	24.0%	17.0%	32.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:

Products	27.4%	11.6%	20.8%	18.3%

Services	6.0%	23.5%	12.3%	25.8%

Total cost of revenues	33.4%	35.1%	33.1%	44.1%

Gross profit	66.6%	64.9%	66.9%	55.9%

Operating expenses:

Selling and marketing	27.9%	38.0%	32.6%	60.6%

Research and development	27.3%	27.6%	29.2%	39.2%

General and administrative	32.6%	32.6%	32.0%	48.6%

Restructuring costs	0.0%	1.5%	0.0%	6.0%

Total operating expenses	87.8%	99.7%	93.8%	154.4%

Operating loss	-21.2%	-34.8%	-26.9%	-98.5%

Interest income, net	-0.2%	0.5%	-0.4%	1.2%

Loss before income taxes	-21.4%	-34.3%	-27.3%	-97.3%

Income tax benefit (expense)	-58.0%	0.1%	-19.8%	1.4%

Net income (loss)	36.6%	-34.4%	-7.5%	-98.7%

Three and nine months ended September 30, 2002 and 2001

Revenues

         Total net revenues were $1.8 million and $2.3 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $462,000, or 20.0%, from 2001 to 2002. Total net revenues were $5.4 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $966,000, or 15.3%, from 2001 to 2002.

         Products. Net product revenues were $1.6 million and $1.7 in the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $117,000, or 6.7%, from 2001 to 2002. Wireless and Broadband sales increased quarter to quarter as the result of increased sales and the absence of the significant order delays experienced in 2001. Sales by the Macintosh division increased as a result of the release of FaxSTF for OS X. These increases were offset by the decreased revenue in our Internet Solutions Division caused by the cessation of Microsoft products consulting announced in the first quarter of 2002 and the decrease in Retail sales due to the overall sluggishness of the retail software sector and the increase in our retail reserves discussed in Footnote 1. Products revenue accounted for 88.7% of total revenues in the three months ended September 30, 2002 compared with 76.0% of total revenues in the comparable period of 2001.

         Net product revenues were $4.4 million and $4.3 million in the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $163,000, or 3.8%, from 2001 to 2002. Wireless and Broadband sales increased in the nine months ended September 30, 2002 as result increased sales and the absence of the significant order delays experienced in 2001. The delays were related to carrier and handset manufacturer issues relating to the rollout of new high-speed data services and supporting handsets. In addition, sales in our Macintosh division increased as a result of the release of FaxSTF for OS X. These increases were offset by decreases in Retail sales and sales in the Internet Solutions Division discussed previously. Products revenue accounted for 83.0% of total revenues in the nine months ended September 30, 2002 compared with 67.8% of total revenues in the comparable period of 2001.

         Services. Services revenues were $209,000 and $554,000 in the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $345,000 or 62.3%, from 2001 to 2002. The announcement of a new strategic direction for our Internet Solutions Division has resulted in the cessation of significant Microsoft Product consulting in 2002, which amounted to 86% of service revenue in the comparable period of 2001. Services revenue accounted for 11.3% of total revenues in the three months ended September 30, 2002 compared with 24.0% of total revenues in the comparable period of 2001.

         Services revenues were $909,000 and $2.0 million in the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $1.1 million or 55.4%, from 2001 to 2002. As discussed, the announcement of a new strategic direction for our Internet Solutions Division has resulted in the cessation of significant Microsoft Product consulting in 2002, which amounted to 85% of service revenue in the comparable period of 2001. Services revenue accounted for 17.0% of total revenues in the nine months ended September 30, 2002 compared with 32.2% of total revenues in 2001.

Cost of Revenues

         Cost of Product Revenues. Cost of product revenues was $507,000 and $268,000 in the three months ended September 30, 2002 and 2001, respectively, representing an increase of $239,000, or 89.2%, from 2001 to 2002. Cost of product revenue as a percentage of product revenues was 31.0% and 15.3% for 2002 and 2001, respectively. Cost of product revenues was $1.1 million and $1.2 million in the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $49,000, or 4.2%, from 2001 to 2002. Cost of product revenue as a percentage of product revenues was 25.0% and 27.1% for 2002 and 2001, respectively. The increase in the cost of product revenue in 2002 highlights the sales of QuickLink Mobile wireless data connectivity kits that include a cable, resulting in higher costs of revenue than pure software sales.

         Cost of Service Revenues. Cost of service revenues was $110,000 and $543,000 in the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $433,000 or 79.8%, from 2001 to 2002. Cost of service revenue as a percentage of service revenues was 52.6% and 98.0% for 2002 and 2001, respectively. Cost of service revenues was $660,000 and $1.6 million in the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $970,000 or 59.5%, from 2001 to 2002. Cost of service revenue as a percentage of service revenues was 72.6% and 80.0% for 2002 and 2001, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The absolute dollar decrease in the total cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount. In addition, with many of our consulting projects being deferred by our customers, our consulting workforce was under utilized in the three and nine months ended September 30, 2001.

Operating Expenses

         Selling and Marketing. Selling and marketing expenses were $516,000 and $876,000 in the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $360,000, or 41.1%, from 2001 to 2002. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses were

$1.7 million and $3.8 million in the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $2.1 million, or 54.3%, from 2001 to 2002. The decrease in our selling and marketing expenses in both the three and nine months ended September 30, 2002 over the comparable periods of 2001 were primarily the result of the cost reduction measures undertaken beginning in the second quarter of 2001 which consisted of reductions in headcount, compensation and professional services.

         Research and Development. Research and development expenses were $503,000 and $636,000 in the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $133,000, or 20.1%, from 2001 to 2002. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. Research and development expenses were $1.6 million and $2.5 million in the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $912,000, or 36.9%, from 2001 to 2002. The decrease in our research and development expenses in both the three and nine month ended September 30, 2002 over 2001 is primarily due to the cost reduction efforts implemented in 2001, most notably a reduction in headcount and the closure of our Oregon and Colorado offices in the second quarter of 2001. This reduction realigns our research and development cost base consistent with current revenues.

         General and Administrative. General and administrative expenses were $602,000 and $752,000 in the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $150,000, or 20.0%, from 2001 to 2002. General and administrative expenses were $1.7 million and $3.1 million in the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $1.4 million, or 44.3%, from 2001 to 2002. The decrease in our general and administrative expenses in the both periods ended September 30, 2002 over 2001 is due primarily to cost reductions efforts undertaken in 2001, which consisted of reductions in headcount, compensation and professional services. In addition, the three and nine months ended September 30, 2001 included amortization of goodwill of $136,000 and $408,000, respectively, not included in 2002 as a result of the adoption of SFAS No. 142.

         Restructuring Costs. In the three months ended September 30, 2001, we reported a restructuring charge in the amount of $35,000. In the nine months ended September 30, 2001, we reported a restructuring charge in the amount of $380,000. This amount includes a $230,000 lease payment commitment on the office space in Beaverton, Oregon, which was closed, and personnel costs incurred as a result of a company wide reduction in staff of 40 people or 37.8%. As of September 30, 2002, $221,000 has been paid and $159,000 remains in accrued liabilities. The accrued liability will be paid over the remaining lease term for the facility closed in the second quarter of 2001.

         Interest Income (Expense). Net interest expense was $3,000 in the three months ended September 30, 2002 and net interest income was $11,000 in the three months ended September 30, 2001, representing a decrease of $14,000, or 127.3%, from 2001 to 2002. Net interest expense was $25,000 in the nine months ended September 30, 2002 and net interest income was $76,000 in the nine months ended September 30, 2001, representing a decrease of $101,000, or 132.9%, from 2001 to 2002. The decrease in our net interest income is directly related to our lower cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. Interest expenses in each period consist of credit card processing fees.

         Provision for Income Taxes. In the three months ended September 30, 2002, we reported an income tax benefit in the amount of $1.1 million. This benefit is the result of a net operating loss carryback, which allowed the Company to file for a refund of income taxes paid in 1996. The provision for income taxes was $3,000 in the three months ended September 30, 2001, which related to taxes paid on foreign sales. The income tax benefit was $1.1 million while the provision for income taxes was $92,000 in the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $1.2 million, from 2001 to 2002. The tax expense for the nine months ended September 30, 2001 relates to amounts assessed as the result of an audit of the Company’s 1996 Federal tax return.

Liquidity and Capital Resources

         Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of September 30, 2002 consisted primarily of cash and cash equivalents of $3.9 million.

         Net cash provided by operating activities was $635,000 in the nine months ended September 30, 2002 compared to $2.3 million used in operating activities in the comparable period of 2001. Net cash provided during the nine months ended September 30, 2002 primarily related to decreases in accounts receivable and the income tax refund, partially offset by operating losses and the decrease in current liabilities. The primary operating use of cash during the 2001 period was funding our net loss, partially offset by the decrease in accounts receivable.

         During the nine months ended September 30, 2002, we used $11,000 in investing activities compared to $100,000 in the same period of 2001.

         At September 30, 2002, we had $3.9 million in cash and cash equivalents and $3.6 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $937,000 at September 30, 2002. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

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

         In June 2002, our common stock failed to meet the minimum bid price of $1.00 per share for 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 25, 2002, we announced that we had voluntarily submitted an application to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Our application has been approved and we became a SmallCap Market company effective August 5, 2002. This change increases the bid price grace period another 90 days. At that time an additional 180-day grace period is available for SmallCap companies that comply with the core initial listing standards of the SmallCap market – that is, either net income of $750,000, stockholders equity of $5 million or market capitalization of $50 million. If our stock cannot maintain trading at prices over $1.00 or we cannot meet the additional grace period requirements, we may become subject to the delisting process.

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

We maintain relationships with multiple distributors and retailers to sell our retail software products. Loss of a distributor, retailer or unanticipated retail product returns could have a negative impact on our revenues.

         In addition to our direct sales efforts including our web store, we depend on distributors and retailers to sell our retail software products. Our relationships with these distributors and retailers depend upon a number of factors, including sales volume. Our agreements with distributors and retailers are not exclusive and may be terminated by either party without cause. Distributors or retailers may purchase fewer products from us or return product to us in any given quarter with little or no advanced notice to us for reasons beyond our control such as a change in their inventory strategies. Although we maintain a reserve for these products, if any of these events were to occur, our retail sales would be adversely affected.

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

         Approximately 7.8% and 10.0% of our revenues in the nine months ended September 30, 2002 and 2001, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

         As of October 31, 2002, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

         As of October 31, 2002, we had 16,235,416 shares of Common Stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith is available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock. William W. Smith and Rhonda L. Smith have established a written sales plan under SEC Rule 10b5-1, pursuant to which up to 50,000 shares of our common stock may be sold each month during 2002, subject to certain conditions.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on the consolidated financial statements. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but will evaluate their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company determined that it did not have a transitional impairment of goodwill. The Company had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, Smith Micro no longer amortizes goodwill. For comparison, goodwill amortization expense was $136,000 and $408,000 in the three and nine months ended September 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Smith Micro’s financial instruments include cash and cash equivalents. At September 30, 2002, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

a)	The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this report. Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its subsidiaries is made known to such officers in a timely manner for inclusion in the Company’s periodic filings with the SEC.

b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation by the Company’s principal executive officer and principal financial officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096

4.1	Specimen certificate representing shares of Common Stock of the Company.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096

10.2	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096

10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096

10.5	Form of 1995 Stock Purchase Agreement under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-95096

Exhibit
No.	Title	Method of Filing

10.6	Distribution License Agreement dated September 30, 1991, by and between the Company and Crandell Development Corporation.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-95096

10.7	Application Program Interface Retail License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-95096

10.8	Application Program Interface License Agreement July 28, 1992 by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-95096

10.9	Rockwell High Speed Interface License Agreement dated June 2, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-95096

10.10	Letter Agreement dated February 22, 1994, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-95096

10.11	Letter Agreement dated April 22, 1993, by and between the Company and Rockwell International Corporation.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-95096

10.12	Software Distribution Agreement dated May 8, 1995, by and between the Company and International Business Machines Corporation.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-95096

10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096

10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096

10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096

10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096

10.17	Form of Promissory Note related to S Corporation Distribution.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 33-95096

10.18	Smith Micro Software, Inc. Amended and Restated Software Licensing and Distribution Agreement, dated April 18, 1996, by and between the Company and U.S. Robotics Access Corp.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

Exhibit
No.	Title	Method of Filing

10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995

10.20	Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 1996

10.21	Amendment No. 1, dated as of March 10, 1997, to Agreement and Plan of Merger by and between Smith Micro Software, Inc., Performance Computing Incorporated and PCI Video Products, Inc. dated as of March 14, 1996.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996

10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997

10.23	Software licensing and Distribution Agreement dated December 1, 1998, by and between the Company and 3Com Corporation.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.24	Stock Purchase Agreement dated as of April 9, 1999 by and among Smith Micro Software, Inc. STF Technologies, Inc. and the Shareholders of STF Technologies, Inc.	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 1999

10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(B) REPORTS ON FORM 8-K

         No such reports were filed during the three months ended September 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 13, 2002	By: /s/ William W. Smith, Jr. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 13, 2002	By: /s/ Robert W. Scheussler Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, William W. Smith, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Micro Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

I, Robert W. Scheussler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Micro Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Robert W. Scheussler
Robert W. Scheussler
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Smith Micro Software, Inc., that, to his knowledge, the Quarterly Report of Smith Micro Software, Inc. on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the company.

November 13, 2002	By /s/ William W. Smith, Jr. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 13, 2002	By /s/ Robert W. Scheussler Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)