Form 10-K
period 2002-12-31
SMITH MICRO SOFTWARE INC
filed 2003-03-28
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 0-26536

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0029027 (I.R.S. Employer Identification Number)

51 Columbia, Suite 200, Aliso Viejo, CA (Address of principal executive offices)	92656 (Zip Code)

Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value (Title of each class)	Nasdaq SmallCap Market (Name of each exchange on which registered)

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

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [   ] NO [X]

     The Registrant does not have different classes of Common Stock. As of June 28, 2002, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $7,432,158, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company’s outstanding Common Stock are deemed to be affiliates.

     As of March 5, 2003, there were 16,227,416 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 20, 2003, as filed with the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Report.

SMITH MICRO SOFTWARE, INC.

2002 FORM 10-K ANNUAL REPORT

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

     In This Document, The Terms “Smith Micro,” “Company,” “We,” “Us,” And “Our” Refer To Smith Micro Software, Inc. And Its Subsidiaries.

PART I

Item 1. BUSINESS

General

     Smith Micro Software, Inc., a Delaware corporation, (the “Company”) is a developer and marketer of wireless, communications, diagnostic, utility and eBusiness software products as well as a provider of Internet consulting, hosting and fulfillment services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions. Our software includes products developed for the wireless and Internet technologies, products that enable wireless communications, eBusiness, Internet communications, video conferencing, general system utility and diagnostic products and network fax along with traditional computer telephony. We continue to develop new products that leverage off our core technologies. We also leverage our experience and position with original equipment manufacturers, commonly known as OEM’s, to deploy these new product releases.

     We manufacture, market and sell value-added wireless telephony products primarily targeted at the OEM market, particularly mobile phone manufacturers and wireless service providers. We offer software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, Windows ME, Windows CE, Pocket PC, Palm, Macintosh, Unix and Linux operating systems. The underlying design concept is the long-standing Smith Micro concept of “enhancing the out-of-box experience” for the ultimate consumer, thereby keeping the consumer satisfaction high and the OEM device sold. In addition, our custom engineering services bring more than 20 years of hardware and software experience to OEM’s seeking to better market their products by adding additional product features, customizing existing features and translating an application into additional languages. We currently maintain OEM relationships with many wireless service providers and manufacturers that produce wireless handsets that take advantage of the high bandwidth Internet connectivity including: Audiovox, Cingular Wireless, Hughes Network Systems, Kyocera, LGIC, Samsung and Verizon Wireless.

     The Company’s diagnostic & utility products include well-known brands such as HotFax, HotFax MessageCenter, FAXstf, FAXstfPro and CheckIt. These products are sold in both the OEM and retail channels. In the OEM market, we are a supplier of communication and diagnostic utility software, having shipped over 40 million copies of products. We currently maintain OEM relationships with many companies including Apple Computer and Philips Consumer Electronics. Additionally, these products are available through our web store, retail stores, direct sales, online locations, and value-added resellers (VAR’s) for the consumer and business markets.

     The Internet marketplace is the focus of the Company’s WebDNA™ eBusiness software product, targeted at a broad spectrum of Internet users including developers, entrepreneurs, small businesses and large corporations. WebDNA™ provides the tools necessary to develop a Web site or an eBusiness site supporting Windows, Mac, Unix and Linux. Wireless WebDNA™ is an additional function that can be added to a web site built using WebDNA™ that enables WAP (Wireless Application Protocol) capability. WebDNA™ is available directly from the Company in five editions to cover a broad range of users. Consulting services offered include: website design and installation, website hosting, fulfillment services for customer web stores and WebDNA™ consulting. ISS customers include: CB Richard Ellis, Diedrich’s Coffee, Kyocera Wireless, Harmon Multimedia, Rubio’s Restaurants and Verizon Wireless, among others.

Industry Backgrounds

     Wireless Industry — The evolving types of wireless infrastructures being implemented, such as 1xRTT, GPRS and ultimately 3G, offer wider bandwidth data services. Wireless platforms include the basic cellular phone, personal computing devices (PC’s) and personal communications devices including PDA’s and handheld’s. The adoption of these new mobile and wireless communications services provides opportunities for new communications software products.

     Diagnostic/Utility Software Industry — Diagnostic and utility software products assist home or corporate users, and hardware manufacturers or service companies to identify and repair computer system related errors and problems.

     Internet Industry — Businesses and consumers are using the Internet to communicate, transact business, share information, and access vast information resources. This is driving the adoption of new technology, products and services that enhance the Internet experience. Our cross-platform (Windows, Unix, Linux and Macintosh) WebDNA™ product is targeted at this market.

     Computer Consulting Industry — A corporation’s information technology department generally evaluates whether to design, build or support computer applications internally or to contract some or all of this work to outside specialists with technical expertise. Many corporations choose to use outside consulting contractors for this work in order to focus their resources on their core competencies and avoid the time and expense required to train their own employees. Our efforts are focused on these outsourced services.

Smith Micro Strategy and Products

     The Company operates in two business segments: Software Products and Services. Within the software products segment, the Company concentrates on wireless products, Macintosh products, eBusiness products for the OEM and retail markets. The Services segment provides eBusiness consulting services, web site hosting and order fulfillment services. The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. See Note 7 of Notes to Consolidated Financial Statements for financial information related to our operating segments.

Products and Services

     The following is a list of the software products and services we offer, as well as a brief description of their principal features and functions:

Software Products

QuickLink® Mobile	Turns data capable wireless phones into wireless modems.
QuickLink® Mobile Phonebook	Enables users to be able to easily edit wireless phonebooks on a PC computer and copy, email or PIM databases to the phone.
QuickLink® Fax	Turns data capable wireless phones into wireless fax modems.
FAXstf™ X & FAXstf™ X Pro	Enables users to exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily on the Mac OS X operating environment.
HotFax® MessageCenter	An integrated voice, fax and data communication software program that lets users receive voice mail and exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily.

HotFax®	Enables users to exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily.
HotFax® Share	A client/server network faxing solution that eliminates the need for phone lines at every desktop.
WebDNA™	Provides the tools necessary to develop a Web site or an eBusiness site supporting Windows, Mac, Unix and Linux. Wireless WebDNA™ is an additional function that can be added to a Web site built using WebDNA™ that enables WAP capability. WebDNA™ is available in five editions to cover a broad range of users including developers, entrepreneurs, small businesses and large corporations.

CheckIt® Utilities	Provides end-users the hardware information they need to evaluate, fine-tune and manage their systems.
CheckIt® NetOptimizer™	An Internet performance utility that actually speeds up Internet usage by adjusting computer modem, port and software settings to accept data faster from the Internet.
CheckIt® FastMove™	A program that lets users copy files, folders or directories with the single simple click of a button.
VideoLink® & VideoLink® Pro	Enables video and audio communications over the Internet, intranet or ordinary telephone lines using a standard analog modem connection.
VideoLink® Mail	Allows users to attach audio/video messages to emails as self-extracting files that can be opened by recipients without special software.

Services

Consulting	Consulting services range from supporting our WebDNA™ product to complete website design and installation consulting services.
Hosting	We maintain a network operations facility that is monitored 24 hours a day and 7 days a week to ensure maximum uptime. We offer a broad spectrum of bandwidth and service options to customers. We host customers on one of our servers or house their server at our location.

Fulfillment	An extension of the Company’s eBusiness activity includes order fulfillment services for customer web stores.

Acquisitions

     In September 2000, we acquired the eBusiness consulting practice of QuickStart Technologies, Inc. As a result of this acquisition, we now have a comprehensive suite of services to assist middle market clients in planning, implementing and supporting eBusiness initiatives. These services include methodologies to help clients focus, define and prioritize Internet investments; develop eBusiness sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness.

     In July 2000, we acquired the CheckIt® line of software products from Touchstone Software Corporation and eSupport.Com, Inc., a wholly owned subsidiary of TouchStone Software Corporation. We market these products under the Smith Micro CheckIt® brand including: CheckIt® NetOptimizer™, CheckIt® Utilities; CheckIt® FastMove™; and CheckIt® Suite. CheckIt® NetOptimizer™ analyzes and optimizes wireless, broadband and dialup Internet connections for maximum performance. CheckIt® Utilities enables users to uncover potential problems, check PC performance and assess system reliability. CheckIt® FastMove™ is a file synchronization and transfer program for users who work on multiple PC’s and also includes file management utilities. These products are also included as components in the CheckIt® Suite product as well as available in special versions for OEM customers along with CheckIt® Factory Edition, targeted at PC manufacturers for factory testing and burn-in.

Sales and Marketing

     Our products are available worldwide to customers through channels that include distributors, retail, mail order, corporate resellers, Internet based online resellers, value added resellers, and original equipment manufacturers. We also sell products and product upgrades over the Internet through our own web store at www.smithmicro.com.

     We maintain distribution relationships with major independent distributors. These distributors stock our products for redistribution to independent dealers, retailers, consultants and other resellers. Our sales force works closely with our major distributor and reseller accounts to manage the flow of orders and inventory levels.

     Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause. These distributors are not within our control; are not obligated to purchase products from us; and they also represent other vendors’ product lines. As a percentage of our net revenues, retail sales represented 9.5% of our revenues in 2002, 13.8% of our revenues in 2001 and 24.4% of our revenues in 2000. For further discussion, see Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements in this Form 10-K.

     Our OEM market continues to evolve as we continue to offer new communications products and OEM’s adopt new technologies and software bundling techniques. Our OEM customers include: wireless phone manufacturers; wireless service providers; camera manufacturers; and other PC related equipment manufacturers. These manufacturers bundle our software products with their own products. We have translated selected products into as many as eighteen languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.

     The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system and we generally ship our products as we receive orders. Additionally, an increasing percentage of our OEM revenue is derived from royalties accrued by customers that are authorized to replicate or to preload our software products.

     The three largest OEM customers, and their respective affiliates, in each year, have accounted for 39.4% of our net revenues in 2002, 23.4% of our net revenues in 2001, and 21.0% of our net revenues in 2000. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers, decisions by a significant OEM customer to substantially decrease purchases or our inability to collect receivables from these customers could have an adverse effect on our business.

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

     Our consulting service group assists customers in deploying and using computer operating systems, applications, and communications products. This group works out of our Internet Software & Solutions unit and helps create enterprise-wide computing solutions for large corporate accounts.

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

Product Development

     The software industry, particularly the Internet and wireless markets, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware and silicon chip manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. In addition, we participate in software product developer programs sponsored by key industry companies such as Microsoft and Apple. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. Research and development expenditures amounted to $2.2 million, $3.0 million and $4.0 million for the years ended December 2002, 2001 and 2000, respectively.

Manufacturing

     Our software is sold in several forms. We offer a package that includes: a CD-ROM; a manual; and certain other documentation or marketing material. We also permit selected OEM customers to duplicate their own CD-ROM’s and pay a royalty based on usage. This method of sale does not require us to provide a CD or manual. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer’s hard drive. With the corporate sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

     Our product development groups produce a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. The manufacturing steps that are subcontracted to outside vendors include the replication of CD-ROM’s and the printing of documentation materials. Assembly of the final package is completed in our Aliso Viejo, California manufacturing facility.

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

     Because there are relatively low barriers to entry in the communication and diagnostic utility software market and because rapidly changing technology is constantly creating new opportunities in this market, we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as the emerging mobile, wireless and Internet markets evolve. The markets in which we compete have been characterized by the consolidation of established communication software suppliers and we believe that this trend may continue, which may lead to the creation of additional large and better-financed competitors. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business.

     We face competition from Microsoft, which dominates the personal computer software industry. Due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating systems, Windows, Microsoft represents a significant competitive threat to all personal computer software vendors, including us. We also compete with Symantec and Network Associates, among others, for communication, diagnostic and utility software products. Some of our competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. Such a pricing strategy could have an adverse effect on our business.

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

     Many of our existing and potential OEM customers have substantial technological capabilities. These customers may currently be developing, or may in the future develop, products that compete directly with our products. In such event, these customers may discontinue purchases of our products. Our future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communication software from us rather than design and develop their own software. In light of the fact that our customers are not contractually obligated to purchase any of our products, they may cease to rely, or fail to expand their reliance, on us as an external source for communication software in the future.

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

     In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we use currently to protect our proprietary rights may not be adequate. Moreover, our competitors may independently develop technology similar to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.

     Although we believe that our products do not infringe on the intellectual property rights of others, such a claim may be asserted against us in the future. From time to time, we have received and may receive in the future, communications from third parties asserting that trademarks used by us or features or content of certain of our products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, we believe that our products, with their existing technology, may increasingly become the subject of infringement claims. Moreover, any of these proceedings could also result in an adverse decision as to the priority of our inventions. Such results would materially and adversely affect us, and may also require us to obtain one or more licenses from third parties. We may not be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by us to obtain such licenses could prohibit us from selling some of our products or require us to modify some of our existing products.

Employees

     As of December 31, 2002, we had a total of fifty-six employees: twenty-five engaged in engineering; ten in sales and marketing; nine in management and administration; seven in customer support; and five in manufacturing. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Item 2. PROPERTIES

     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility is located in approximately 28,500 square feet of space in Aliso Viejo, California. We have leased this facility through March 31, 2003. The company is currently evaluating alternative solutions for the Aliso Viejo facility and will enter into a month-to-month arrangement for the current facility if required. We operate both our products and services reporting segments within this facility.

     Our other locations include a facility of approximately 7,000 square feet in San Diego, California pursuant to a lease that expires July 31, 2005. This space is currently sublet to a third party through December 31, 2003. Additionally, we have approximately 3,100 square feet in Beaverton, Oregon pursuant to a lease that extends through February 28, 2005. As part of the restructuring plan implemented in 2001, this facility has been vacated and we are in the process of securing a sub-tenant or negotiating a settlement with the leaseholder. We also have a facility of approximately 3,000 square feet in Lee’s Summit, Missouri pursuant to a lease that expires August 31, 2004. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. LEGAL PROCEEDINGS

     There are no pending material legal issues at this time although we may become subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low

YEAR ENDED DECEMBER 31, 2002:
First Quarter	$1.65	0.90
Second Quarter	1.19	0.60
Third Quarter	0.71	0.30
Fourth Quarter	0.90	0.17
YEAR ENDED DECEMBER 31, 2001:
First Quarter	3.72	0.97
Second Quarter	1.97	1.12
Third Quarter	1.50	0.55
Fourth Quarter	1.25	0.60

     On March 5, 2003, the closing sale price for our common stock as reported by Nasdaq was $0.54.

Holders

     As of March 5, 2003, there were 148 holders of record of our common stock.

Dividends

     We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

     None.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(in thousands, except per share data)
Statement of Operations Data:
Net Revenues:
Products	$6,029	$6,945	$10,884	$8,841	$9,786
Services	1,102	2,544	2,595

Total Net Revenues	7,131	9,489	13,479	8,841	9,786
Cost of Revenues:
Products	1,420	1,880	2,499	2,476	2,911
Services	782	2,048	1,150

Total Cost of Revenues	2,202	3,928	3,649	2,476	2,911

Gross profit	4,929	5,561	9,830	6,365	6,875
Operating expenses:
Selling and marketing	2,175	4,571	5,319	4,276	3,619
Research and development	2,162	2,997	4,041	3,826	3,416
General and administrative	2,316	3,734	3,985	3,923	3,556
Restructuring Costs		380

Total operating expenses	6,653	11,682	13,345	12,025	10,591

Operating loss	(1,724)	(6,121)	(3,515)	(5,660)	(3,716)
Interest Income	45	199	482	502	761
Interest and Other Expense	(71)	(113)	(68)	(55)	(53)

Loss before income taxes	(1,750)	(6,035)	(3,101)	(5,213)	(3,008)
Income tax (benefit) expense	(1,062)	90	54	888	(1,112)

Net loss	$(688)	$(6,125)	$(3,155)	$(6,101)	$(1,896)

Net loss per share, basic and diluted	$(0.04)	$(0.38)	$(0.20)	$(0.40)	$(0.13)

Weighted average shares, basic and diluted	16,235	16,232	15,984	15,292	15,075

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Total assets	$6,766	$9,257	$15,314	$15,929	$20,947
Total liabilities	1,154	2,955	2,887	2,097	2,655
Accumulated deficit	(19,191)	(18,503)	(12,378)	(9,223)	(3,122)
Total stockholders’ equity	5,612	6,302	12,427	13,832	18,292

     The table above sets forth our selected consolidated financial data. We derived this information from the consolidated financial statements of Smith Micro for each of the five years ended December 31, 2002.

     You should read this selected consolidated financial data along with the consolidated financial statements and related Notes contained in this Report and in our other reports filed with the SEC, as well as the section of this Report and our other reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain Statements In This Report, Including Statements Regarding The Company’s Strategy, Financial Performance And Revenue Sources, Are Forward-Looking Statements Within The Meaning Of The Private Securities Litigation Reform Act Of 1995, Section 21e Of The Securities Exchange Act Of 1934, As Amended, And Section 27a Of The Securities Act Of 1933, As Amended, And Are Subject To The Safe Harbors Created By That Act And Those Sections. These Forward-Looking Statements Are Based On Current Expectations And Entail Numerous Risks And Uncertainties That Could Cause The Company’s Actual Results To Differ Materially From Those Expressed In Such Forward-Looking Statements. The Company’s Actual Results Could Differ Materially From The Results Anticipated In These Forward-Looking Statements As A Result Of Those Factors Set Forth Under “Risk Factors” And Elsewhere In This Report. Readers Are Urged To Carefully Review And Consider The Various Disclosures Made By The Company In This Report And In The Company’s Other Reports Filed With The SEC That Attempt To Advise Interested Parties Of Certain Risks Factors That May Affect The Company’s Business. Readers Are Cautioned Not To Place Undue Reliance On Any Forward-Looking Statements Contained In This Report. You Should Read The Following Discussion And Analysis In Conjunction With The Company’s Consolidated Financial Statements And Notes Thereto Contained Elsewhere In This Report.

Critical Accounting Policies

     The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue Recognition — Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. We generally recognize revenues from sales of our software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate our software, assuming collectibility is reasonably assured. Returns from OEM customers are generally limited to defective goods or goods shipped in error. We may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns and other concessions to the extent that such returns are estimable and certain other conditions are met. Such reserves are based upon management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management’s estimates, the amount of estimated reserves could change as new information becomes available. In July of 2002, we signed a new distribution agreement with our primary distributor. As a result of the negotiation of sales return and collection terms in a new distribution agreement, revenue from distributors is now recognized upon sell-through to the end customer, rather than upon shipment to the distributor. The related impact during the third quarter of 2002 was to defer recognition of sales to distributors and increase reserves for inventory currently in the channel, totaling approximately $200,000. We also provide technical support to our customers. Such costs have historically been insignificant.

     We recognize consulting services and hosting revenues as services are provided or as milestones are delivered and accepted by our customers.

     Sales Incentives — In 2001 the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, we adopted EITF 01-09. Pursuant to EITF 01-09, the cost of sales incentives we offer without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction, is required to be accounted for as a reduction of revenue. Our consolidated financial statements for prior periods have been reclassified to comply with the revised income statement display requirements for comparative purposes. The result of this adoption was a reduction in revenue with a corresponding reduction in selling and marketing expense of $223,000, $1.3 million and $259,000 in the three years ended December 31, 2002, 2001 and 2000, respectively.

     Accounts Receivable — We sell our products worldwide. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for estimated credit losses, and those losses have historically been within our expectations. We cannot, however, guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheet.

     Long Lived Assets — We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. We have determined that there was no impairment at December 31, 2002.

     Goodwill — SFAS No. 142, which was adopted on January 1, 2002, requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, we no longer amortize goodwill and indefinite life intangible assets but evaluates their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. We ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, we were required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. We determined that we did not have any impairment of goodwill at transition on January 1, 2002 or at December 31, 2002. We had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, we no longer amortize goodwill. For comparison, goodwill amortization expense was $522,000 and $431,000 in the years ended December 31, 2001 and 2000, respectively. At December 31, 2002, the amount of goodwill allocated to the products reporting segment is $1,380,000. The amount of goodwill allocated to the services reporting segment is $335,000.

Results of Operations

     The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Net Revenues:
Products	84.6%	73.2%	80.8%
Services	15.4%	26.8%	19.2%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Products	19.9%	19.8%	18.5%
Services	11.0%	21.6%	8.5%

Total cost of revenues	30.9%	41.4%	27.0%

Gross profit	69.1%	58.6%	73.0%
Operating expenses:
Selling and marketing	30.5%	48.2%	39.5%
Research and development	30.3%	31.6%	30.0%
General and administrative	32.5%	39.3%	29.6%
Restructuring		4.0%

Total operating expenses	93.3%	123.1%	99.1%

Operating loss	(24.2)%	(64.5)%	(26.1)%
Interest income	0.6%	2.1%	3.6)%
Interest and other expense	(1.0)%	(1.2)%	(0.5)%

Loss before income taxes	(24.6)%	(63.6)%	(23.0)%
Income tax expense	(15.0)%	1.0%	0.4%

Net loss	(9.6)%	(64.6)%	(23.4)%

Year Ended December 31, 2002 compared to year ended December 31, 2001

Revenues

     Total net revenues were $7.1 million and $9.5 million for 2002 and 2001, respectively, representing a decrease of $2.4 million, or 24.9%, from 2001 to 2002.

     Products. Net revenues from sales of products were $6.0 million and $6.9 million for 2002 and 2001, respectively, representing a decrease of $916,000 or 13.2% from 2001 to 2002. Product revenues accounted for 84.6% of total revenues in 2002 and 73.2% of total revenues in 2001.

     The decrease in net product revenues from 2001 to 2002 was primarily the result of the reduction of sales through the retail distribution channel. As a result of this continued erosion of retail distribution economics, during 2002 we have significantly reduced distribution channel inventory through a combination of sell-through and lowering of restocking levels. Additionally, we began recording retail revenue only upon distribution channel sell-through, rather than upon shipment pursuant to the negotiation of a new distributor agreement, which resulted in a decrease in revenue of approximately $200,000 compared to 2001.

     We operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers’ actual usage in a given period. As a result, our sales in any quarter are dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict future revenues and trends.

     Services. Consulting services revenues were $1.1 million in 2002 and $2.5 million in 2001, respectively, representing a decrease of $1.4 million or 56.7% from 2001 to 2002. The decrease in service revenue is due to the cessation of significant “Microsoft products” consulting announced in the first quarter of 2002, due to the decrease in demand for such services. Services revenue accounted for 15.4% of total revenues in 2002 and 26.8% of total revenues in 2001.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $1.4 million and $1.9 million in 2002 and 2001, respectively, representing a decrease of $460,000 or 24.5% from 2001 to 2002. The decrease in the cost of software revenue is directly related to the decrease in software revenue during the period. The cost of software revenue as a percentage of software revenue was 23.6% in 2002 and 27.1 % in 2001.

     Cost of Service Revenues. Cost of service revenues was $782,000 and $2.0 million in 2002 and 2001, respectively, representing a decrease of $1.3 million, or 61.8% from 2001 to 2002. Cost of service revenues includes the cost of our consulting personnel and the cost of any outside consultants contracted to support our staff. The decrease in the cost of service revenues was due to headcount reductions related to the cessation of significant “Microsoft products” consulting announced in the first quarter of 2002. Cost of service revenues as a percentage of service revenues was 71.0% in 2002 and 80.5% in 2001.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $2.2 million and $4.6 million 2002 and 2001, respectively, representing a decrease of $2.4 million or 52.4%, from 2001 to 2002. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in these costs is attributable to cost reduction measures in all the above expense areas as implemented by management and a reduced emphasis on retail channel marketing activities. As a percentage of net revenues, selling and marketing expenses have decreased to 30.5% in 2002 from 48.2% in 2001.

     Research and Development. Research and development expenses were $2.2 million and $3.0 million in 2002 and 2001, respectively, representing a decrease of $835,000, or 27.9%, from 2001 to 2002. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The decrease in our research and development expenses is primarily due to the cost reduction efforts implemented by management, primarily headcount related, and realigns our research and development cost base consistent with current revenues. As a percentage of net revenues, research and development expenses have decreased to 30.3% in 2002 from 31.6% in 2001.

     General and Administrative. General and administrative expenses were $2.3 million and $3.7 million in 2002 and 2001, respectively, representing a decrease of $1.4 million, or 38.0%, from 2001 to 2002. The decrease in our general and administrative expenses is due primarily to decreased bad debt expense of approximately $600,000 and the cessation of goodwill amortization of $522,000. The decrease was also due to cost reduction efforts implemented by management that consisted of reductions in compensation and professional services. This reduction further aligns our general and administrative cost base consistent with current revenues. As a percentage of net revenues, general and administrative expenses have decreased to 32.5% in 2002 from 39.4% in 2001.

     Restructuring Costs. In the second quarter of 2001 we began implementing a restructuring plan to consolidate facilities and reduce personnel costs. The plan was fully implemented by December 31, 2001. Total expense related to the restructuring amounted to $380,000, consisting of facility closure costs of $230,000 and employee severance costs of $150,000. These reductions were made to correlate with revised revenue forecasts. As of December 31, 2002, $241,000 had been paid and $139,000 was included in accrued liabilities. This amount will be paid over the remaining term of the lease, unless a sublessor is found or a settlement is reached with the landlord.

     Interest Income. Interest income was $45,000 and $199,000 in 2002 and 2001, respectively, representing a decrease of $154,000 or 77.4%, from 2001 to 2002. Decreases in our interest income, in each of years being reported, are directly related to the reductions in our cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this annual report.)

     Interest and Other Expense. Interest and other expenses were $71,000 and $113,000 in 2002 and 2001, respectively, representing a decrease of $42,000, or 37.2%, from 2001 to 2002. Interest and other expense primarily consist of bank fees and credit card processing charges and may vary considerably from year to year.

     Provision for Income Taxes. In the year ended December 31, 2002, we reported an income tax benefit in the amount of $1.1 million. This benefit is the result of a net operating loss carryback, which pursuant to a change in the federal tax law, allowed the Company to file for a refund of income taxes paid in 1996. Prior to the tax law change such amount was included in the net operating loss carryforward, which had carried a full valuation allowance. Provision for income taxes was $90,000 in 2001. The provision for income taxes in 2001 is primarily due to taxes on foreign income, which may vary significantly from year to year. We completed a tax audit during the first quarter of 2001, which resulted in a payment of $127,000. The payment was offset by foreign tax credits in the amount of $69,000.

Year Ended December 31, 2001 compared to year ended December 31, 2000

Revenues

     Total net revenues were $9.5 million and $13.5 million for 2001 and 2000, respectively, representing a decrease of $4.0 million or 29.6%.

     Products. Net revenues from sales of products were $6.9 million, and $10.9 million for 2001 and 2000, respectively, representing decrease of $3.9 million, or 36.2%, from 2000 to 2001. Product revenues accounted for 73.2% of total revenues in 2001 and 80.8% of total revenues in 2000.

     The decrease in net product revenues from 2000 to 2001 was primarily the result of declining legacy OEM fax product revenues and a substantial and unexpected change in order taking and stocking policies by our largest distributor in the second quarter of 2001. During that quarter, the distributor announced that its future inventories would run at approximately 20% of previous levels. As a result of this policy shift, new purchases from the distributor were unusually low during the second quarter of 2001. Additionally, in June 2001, we agreed to accept a significantly higher level of product returns than we had anticipated, totaling approximately $1.1 million, in an effort to work with the distributor to reduce their inventory. This one-time return resulted in a corresponding decrease in retail software sales during the second quarter of 2001.

     Services. Consulting services revenues were $2.5 million in 2001 and $2.6 million in 2000. Services revenue accounted for 26.8% of total revenues in 2001 and 19.2% of total revenues in 2000.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $1.9 million and $2.5 million in 2001 and 2000, respectively, representing a decrease of $619,000 or 24.8% from 2000 to 2001. The decrease in the cost of software revenue is directly related to the decrease in product revenue during the period. The cost of product revenue as a percentage of product revenue was 27.1 % and 23.0% for 2001 and 2000, respectively.

     Cost of Service Revenues. Cost of service revenues was $2.0 million and $1.2 million in 2001 and 2000, respectively, representing an increase of $898,000, or 78.1% from 2000 to 2001. Cost of service revenues includes the cost of our consulting personnel and the cost of any outside consultants contracted to support our staff. The increase in the cost of consulting service revenues was due to the impact of a full year of QuickStart operations in 2001. Cost of consulting services revenues as a percentage of consulting services revenues was 80.5% in 2001 and 44.3% in 2000. The increase in cost of consulting service revenues as a percentage of revenues was due to higher personnel costs and lower utilization of such personnel due to lower than expected revenues.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $4.6 million and $5.3 million in 2001 and 2000, respectively, representing a decrease of $748,000, or 14.1% from 2000 to 2001. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in these costs is attributable to cost reduction measures implemented by management and a decreased emphasis on retail channel marketing activities. As a percentage of net revenues, selling and marketing expenses have increased to 48.2% in 2002 from 39.5% in 2001, primarily as a result of the reduction in revenues.

     Research and Development. Research and development expenses were $3.0 million and $4.0 million in 2001 and 2000, respectively, representing a decrease of $1.0 million or 25.8% from 2000 to 2001. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The decrease in our research and development expenses is primarily due to the cost reduction efforts implemented by management. This reduction realigns our research and development cost base consistent with current revenues. As a percentage of net revenues, research and development expenses have increased to 31.6% in 2002 from 30.0% in 2001, primarily as a result of the decrease in revenues.

     General and Administrative. General and administrative expenses were $3.7 million and $4.0 million in 2001 and 2000, respectively, representing a decrease of $251,000, or 6.3% from 2000 to 2001. The decrease in our general and administrative expenses is due primarily to cost reduction efforts implemented by management that consisted of reductions in headcount, compensation and professional services. This reduction further aligns our general and administrative cost base consistent with current revenues. These decrease were partially offset by higher bad debt expense in 2001. As a percentage of net revenues, general and administrative expenses have increased to 39.4% in 2002 from 29.6% in 2001, primarily as a result of the decrease in revenues.

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

     Interest Income. Interest income was $199,000 and $482,000 in 2001 and 2000, respectively, representing a decrease of $283,000, or 58.7% from 2000 to 2001. Decreases in our interest income are directly related to the reductions in our cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this annual report.)

     Interest and Other Expense. Interest and other expenses were $113,000 and $68,000 in 2001 and 2000, respectively, representing an increase of $45,000, or 66.2%, from 2000 to 2001. Interest and other expense primarily consist of bank fees and credit card processing charges and may vary considerably from year to year.

     Provision for Income Taxes. Provision for income taxes was $90,000 and $54,000 in 2001 and 2000, respectively. The provision for income taxes is primarily due to taxes on foreign income, which may vary significantly from year to year. We completed a tax audit during the first quarter of 2001, which resulted in a payment of $127,000. The payment was offset by foreign tax credits in the amount of $69,000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through cash generated from operations and from net proceeds of $18.1 million generated by our initial public offering in 1995. Our principal source of liquidity as of December 31, 2002 consisted of cash and cash equivalents of $3.6 million.

     Net cash provided by operations was $426,000 in 2002 compared with net cash used in operations of $2.9 million in 2001. The significant improvement in operating cash flows is primarily due to the reduction in the net loss. Additionally, accounts receivable decreased dramatically in 2002 as a result of improved collections and a decrease in shipments to retail distributors. This was partially offset by a decrease in accounts payable and accrued liabilities as a result of cost cutting measures implemented by management.

     Cash flows used in investing activities were $23,000 in 2002 and $101,000 in 2001, related to investments in property and equipment, including computers and production equipment.

     Cash flows from financing activities were insignificant in 2002 and 2001.

     At December 31, 2002, we had $3.6 million in cash and cash equivalents and $3.4 million of working capital. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     We are currently in the process of renegotiating a long-term facility lease to replace the lease on our corporate headquarters, which expires at the end of March, 2003. We have non-cancelable operating leases for our building facilities that expire on various dates through July 31, 2005 and no debt. Future minimum rental commitments for these leases consist of the following (in thousands):

Year ending December 31:

2003	$437
2004	303
2005	136

$876

Recent Accounting Pronouncements

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our consolidated financial statements. SFAS No. 142, which was adopted on January 1, 2002, requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, we no longer amortize goodwill and indefinite life intangible assets but evaluates their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. We ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, we were required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. We determined that we did not have any impairment of goodwill at transition on January 1, 2002 or at December 31, 2002. We had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result. In accordance with this pronouncement, effective January 1, 2002, we no longer amortize goodwill. For comparison, goodwill amortization expense was $522,000 and $431,000 in the years ended December 31, 2001 and December 31, 2000, respectively.

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

     In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We believe that the adoption of FIN No. 46 will not have a material impact on our financial position or results of operations because we have no variable interest entities.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the year ended December 31, 2002 (see Notes 1 and 9) and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

     In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 is not expected to have a material impact on our results of operations or financial position.

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

     Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

•	the volume of our product sales and pricing concessions on volume sales;

•	the size and timing of orders from and shipments to our major customers, including our largest distributor;

•	the size and timing of any return product requests for our products;

•	our ability to maintain or increase gross margins;

•	general economic and market conditions;

•	variations in our sales channels or the mix of our product sales;

•	the gain or loss of a key customer;

•	our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

•	the effect of new and emerging technologies;

•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and

•	the continued success of our cost-cutting measures.

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

     In June 2002, our common stock failed to meet the minimum bid price of $1.00 per share for 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 25, 2002, we announced that we had voluntarily submitted an application to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Our application has been approved and we became a SmallCap Market company effective August 5, 2002. This change increased the grace period available for SmallCap companies that comply with the core initial listing standards of the SmallCap Market — that is, either net income of $750,000, stockholders’ equity of $5 million or market capitalization of $50 million. If our stock cannot maintain trading at prices over $1.00 or we cannot meet any subsequent grace period requirements, we may become subject to the delisting process.

     There can be no assurance that we will satisfy all requirements for continued listing of our common stock on the Nasdaq SmallCap Market. If we are unable to meet the continued listing requirements in the future, our common stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

In order to meet NASDAQ’s continued minimum $1.00 trading price requirement and remain listed, we may have to request shareholder approval to execute a reverse split for our common stock.

     The effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty and it is possible that the per share price of our common stock after the reverse split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split. There can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for any sustained period of time. The market price of our common stock may be based also on other factors that may be unrelated to the number of shares outstanding, including our future performance. In addition, there can be no assurance that we will not be delisted due to a failure to meet other continued listing requirements even if the market price per post-reverse split share of our common stock remains in excess of $1.00.

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

     Microsoft and many of our other current and prospective competitors have significantly greater financial,

marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft and Symantec could result in the cancellation of orders by retailers, distributors or other customers in anticipation of the introduction of such new products. In addition, some of our competitors, such as Symantec, currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.

We maintain relationships with multiple distributors and retailers to sell our retail software products. Loss of a distributor, retailer or unanticipated retail product returns could have a negative impact on our revenues.

     In addition to our direct sales efforts including our web store, we depend on distributors and retailers to sell our retail software products. Our relationships with these distributors and retailers depend upon a number of factors, including sales volume. Our agreements with distributors and retailers are not exclusive and may be terminated by either party without cause. Distributors or retailers may purchase fewer products from us or return product to us in any given quarter with little or no advanced notice to us for reasons beyond our control such as a change in their inventory strategies. Although we do not recognize revenue until our product is sold through the channel, if any of these events were to occur, our future retail sales would be adversely affected.

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

     Maintaining product distribution channels for our retail software products requires significant investments in marketing and sales related to these products. We expect to continue to minimize these costs in the future. Accordingly, our retail sales may not provide us with the revenue levels that we have historically achieved.

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

     If eBusiness does not continue to grow or grows more slowly than in the past, demand for certain of our products and services will be reduced. Certain of our products, including WebDNA™, enhance companies’ abilities to transact business and conduct Web-based operations. As a result, future sales and any future profits from those products are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

     Approximately 15.1%, 10.1% and 19.3% of our revenues in the years ended December 31, 2002, , 2001 and 2000, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     As of March 5, 2003, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.2% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Future sales of our common stock could cause the price of our shares to decline.

     As of March 5, 2003, we had 16,227,319 shares of common stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith are available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. At December 31, 2002, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:

2002	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share amounts)
Net Revenues	$1,893	$1,617	$1,846	$1,775
Gross Profit	1,124	1,232	1,229	1,344
Operating Loss	(570)	(477)	(392)	(285)
Net (Loss) Income	$(582)	$(495)	$675	$(286)
Net (Loss) Income Per Share, Basic	$(0.04)	$(0.03)	$0.04	$(0.01)
and Diluted
Weighted Average Shares Outstanding, Basic and Diluted	16,232	16,235	16,235	16,235

	Three Months Ended:

2001	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share amounts)
Net Revenues	$3,049	$965	$2,308	$3,167
Gross Profit	2,011	24	1,497	2,029
Operating (Loss) Income	(1,577)	(3,846)	(802)	104
Net (Loss) Income	$(1,614)	$(3,833)	$(794)	$116
Net (Loss) Income Per Share, Basic	$(0.10)	$(0.24)	$(0.05)	$0.01
Weighted Average Shares Outstanding, Basic	16,232	16,232	16,232	16,232
Net (Loss) Income Per Share, Diluted	$(0.10)	$(0.24)	$(0.05)	$0.01
Weighted Average Shares Outstanding, Diluted	16,232	16,232	16,232	16,266

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The sections titled “Executive Officers of the Company,” “Directors and Nominees” and “Compliance with Section 16(a) of the Exchange Act” appearing in our Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled “Ownership of Securities” appearing in our Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

     The following table provides information as of December 31, 2002 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

		Weighted
	Number of Shares to	Average Exercise	Number of Shares
	be Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available for
(In thousands, except per share amounts)	Outstanding Options	Options	Future Issuance

Equity Compensation Plan Approved by Shareholders(1)	2,765	$2.15	628
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	2,765	$2.15	628

(1)	Consists of the 1995 Stock Option/Stock Issuance Plan

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

     Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2)	Financial Statement Schedule

     Smith Micro’s financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

Page

Independent Auditors’ Report on Schedule	S-1
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002	S-2

(3)	Exhibits

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.
4.1	Specimen certificate representing shares of Common Stock of the Company.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.
10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.
10.2	1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096.
10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096.
10.5	Form of 1995 Stock Purchase Agreement under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-95096.
10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096.
10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096.
10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096.
10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096.
10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995.
10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
21.1	Subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
23.1	Independent Auditors’ Consent.	Filed herewith

(b)	Exhibits on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 24, 2002 to report the adoption of a stock repurchase program. The Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock in the open market at prevailing market prices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
Date: March 26, 2003	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: March 26, 2003	By:	/s/ Robert W. Scheussler

Robert W. Scheussler, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ Rhonda L. Smith Rhonda L. Smith	Vice-Chairman of the Board, Secretary, Treasurer and Director	March 26, 2003
/s/ Robert W. Scheussler Robert W. Scheussler	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)	March 26, 2003
/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 26, 2003
/s/ Gregory J. Szabo Gregory J. Szabo	Director	March 26, 2003
/s/William C. Keiper William C. Keiper	Director	March 26, 2003

CERTIFICATIONS

I, William W. Smith, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Smith Micro Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ William W. Smith, Jr.

William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Robert W. Scheussler, certify that:

1.	I have reviewed this annual report on Form 10-K of Smith Micro Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ Robert W. Scheussler

Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Smith Micro Software, Inc., that, to his knowledge, the Annual Report of Smith Micro Software, Inc. on Form 10-K for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the company.

March 26, 2003	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
March 26, 2003	By:	/s/ Robert W. Scheussler

Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Smith Micro Software, Inc.:

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 13, 2003

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

(In thousands, except share and per share data)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,627	$3,226
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $565 (2002) and $533 (2001)	633	2,724
Inventories, net	45	295
Prepaid expenses and other current assets	263	265

Total current assets	4,568	6,510
EQUIPMENT AND IMPROVEMENTS, net	220	482
INTANGIBLE ASSETS, net	224	508
GOODWILL	1,715	1,715
OTHER ASSETS, net	39	42

	$6,766	$9,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$445	$1,160
Accrued liabilities	709	1,795

Total current liabilities	1,154	2,955
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,227,000 and 16,232,000 shares issued and outstanding	16	16
Additional paid-in capital	24,787	24,789
Accumulated deficit	(19,191)	(18,503)

Net stockholders’ equity	5,612	6,302

	$6,766	$9,257

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002

(In thousands, except per share data)

	Years ended December 31,

	2002	2001	2000

NET REVENUES:
Products	$6,029	$6,945	$10,884
Services	1,102	2,544	2,595

Total Net Revenues	7,131	9,489	13,479
COST OF REVENUES:
Products	1,420	1,880	2,499
Services	782	2,048	1,150

Total Cost of Revenues	2,202	3,928	3,649

GROSS PROFIT	4,929	5,561	9,830
OPERATING EXPENSES:
Selling and marketing	2,175	4,571	5,319
Research and development	2,162	2,997	4,041
General and administrative	2,316	3,734	3,985
Restructuring		380

Total operating expenses	6,653	11,682	13,345

OPERATING LOSS	(1,724)	(6,121)	(3,515)
INTEREST INCOME	45	199	482
INTEREST AND OTHER EXPENSE	(71)	(113)	(68)

LOSS BEFORE INCOME TAXES	(1,750)	(6,035)	(3,101)
INCOME TAX (BENEFIT) EXPENSE	(1,062)	90	54

NET LOSS	$(688)	$(6,125)	$(3,155)

NET LOSS PER SHARE, basic & diluted	$(0.04)	$(0.38)	$(0.20)

WEIGHTED AVG SHARES OUTSTANDING, basic & diluted	16,235	16,232	15,984

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002

(In thousands)

	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, January 1, 2000	15,724	$16	$23,039	$(9,223)	$13,832
Issuance of common stock in acquisitions	208		1,018		1,018
Exercise of common stock options	300		732		732
Net loss				(3,155)	(3,155)

BALANCE, December 31, 2000	16,232	16	24,789	(12,378)	12,427
Net loss				(6,125)	(6,125)

BALANCE, December 31, 2001	16,232	16	24,789	(18,503)	6,302
Exercise of common stock options	3		3		3
Repurchase and retirement of common stock	(8)		(5)		(5)
Net loss				(688)	(688)

BALANCE, December 31, 2002	16,227	$16	$24,787	$(19,191)	$5,612

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002

(In thousands)

	Years ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688)	$(6,125)	$(3,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	1,255	1,112
Provision for doubtful accounts and other adjustments to accounts receivable	486	1,412	1,067
Deferred income taxes
Loss on disposal of equipment and improvements			23
Change in operating accounts, net of amounts acquired:
Accounts receivable	1,605	614	(2,330)
Inventories	250	43	164
Prepaid expenses and other assets	(31)	(118)	(41)
Accounts payable and accrued liabilities	(1,801)	68	652

Net cash provided by (used in) operating activities	426	(2,851)	(2,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)	(101)	(583)
Cash paid for acquisition of business, net of cash received			(94)
Cash paid for acquisition of technologies, net of cash received			(73)

Net cash used in investing activities	(23)	(101)	(750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3		732
Cash used in repurchase of common stock	(5)

Net cash (used in) provided by financing activities	(2)		732

NET CHANGE IN CASH & CASH EQUIVALENTS	401	(2,952)	(2,526)
CASH AND CASH EQUIVALENTS, beginning of year	3,226	6,178	8,704

CASH AND CASH EQUIVALENTS, end of year	$3,627	$3,226	$6,178

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

(In thousands)

	December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid (received) during the year for income taxes	$(1,062)	$155	$54

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2000, the Company acquired a product line (CheckIt Software) and a business (QuickStart Technologies — Consulting) in transactions summarized as follows:
CheckIt Software:
Fair value of purchased technology	$721
Common stock issued in acquisition	(560)
Cash paid for acquisition	(73)

Liabilities assumed	$88

QuickStart Technologies — Consulting:
Fair value of goodwill	$602
Common stock issued in acquisition	(458)
Cash paid for acquisition	(94)

Liabilities assumed	$50

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smith Micro Software, Inc. and subsidiaries (the Company) develops and markets wireless communication and utility software products. The Company designs integrated, cross platform, easy-to-use software for personal computing and business solutions around the world. With a focus on the Internet, wireless, and broadband technologies, the Company’s products and services enable eBusiness, Internet communications (voice-over-IP), video conferencing, wireless communications, and network fax, along with traditional computer telephony. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (VAR’s) and original equipment manufacturers (OEM’s). The Company also offers professional services consulting which include methodologies to help clients focus, define and prioritize Internet investments; develop eBusiness sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of the Company’s sales are made direct to hardware device and personal computer manufacturers under OEM agreements. The Company sells communication and diagnostic utility products through independent distributors and retail channels. The Company’s eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

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

Accounts Receivable - The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s expectations. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets.

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
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2002.

Revenue Recognition — Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. SOP 97-2 provides guidance on when revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Company generally recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company’s software, assuming collectibility is reasonably assured. Returns from OEM customers are generally limited to defective goods or goods shipped in error. The Company may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, revenue is recorded net of an allowance for estimated returns and other concessions. Such reserves are based upon management’s evaluation of historical experience, current industry trends and estimated costs. While returns and other concessions have historically been within management’s estimates, the amount of estimated reserves could change as new information becomes available. In July of 2002, the Company signed a new distribution agreement with its primary distributor. As a result of the negotiation of sales return and collections terms in a new distribution agreement, revenue from distributors is now recognized upon sell-through to the end customer, rather than upon shipment to the distributor. The related impact during the third quarter of 2002 was to defer recognition of sales to distributors and increase reserves for inventory currently in the channel, totaling approximately $200,000. The Company also provides technical support to its customers. Such costs have historically been insignificant.

Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

Software Development Costs - Development costs incurred in the research and development of new l and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2002, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

Sales Incentives - In 2001 the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Effective January 1, 2002, the Company adopted EITF 01-09. Pursuant to the consensus of Issue 01-09, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue. Such amounts had been previously classified as selling and marketing expense by the Company. The Company’s consolidated financial statements for prior periods presented have been reclassified to comply with the revised income statement display requirements for comparative purposes. The result of this adoption was a decrease in revenue with a corresponding decrease in selling and marketing expense of $223,000, $1.3 million and $259,000 in the three years ended December 31, 2002, 2001 and 2000, respectively.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $276,000, $1.4 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 2002, the Company recognized a tax benefit of $1,070,000 related to a carryback of losses previously included in fully reserved net operating loss carryforwards, as a result of a tax law change (Note 5). The related refund was received in September 2002.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 133%, 167% and 120% for grants issued in 2002, 2001 and 2000, respectively; risk-free interest rates, ranging from 2.65% to 4.47%, 3.91% to 4.93% and 5.17% to 6.69% for 2002, 2001 and 2000, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

	Year Ended December 31,

	2002	2001	2000

(in thousands, except per share data)
Net Loss:
Net loss, as reported	$(688)	$(6,125)	$(3,155)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(240)	(339)	(334)

Pro forma net loss	$(928)	$(6,464)	$(3,489)

Loss per Common Share
Basic and diluted, as reported	$(0.04)	$(0.38)	$(0.20)
Basic and diluted, pro forma	$(0.06)	$(0.40)	$(0.22)

Net Loss per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

Fulfillment Services - The Company currently holds approximately $500,000 of consigned inventory from a customer, which is used to fulfill orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheet. In addition, the Company receives cash for fulfillment orders, which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis due to the right of offset.

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

Comprehensive Income - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2002, 2001 and 2000, there was no difference between net loss and comprehensive loss.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.

New Accounting Pronouncements - In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141, did not have a material impact on the consolidated financial statements. SFAS No. 142, which was adopted on January 1, 2002, requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired. SFAS No. 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with this Standard, the Company no longer amortizes goodwill and indefinite life intangible assets but evaluates their carrying value at least on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company ceased amortizing goodwill as of the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company was required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the determination of the fair value of the Company’s reporting units in

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

order to identify whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the reporting unit is less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill exceeds the implied value. The Company determined that it did not have any impairment of goodwill at transition on January 1, 2002 or at December 31, 2002. The Company had no indefinite life intangibles as of January 1, 2002. If estimates change, a materially different impairment conclusion could result.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended December 31, 2002 (see Note 9) and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of FIN No. 46 will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

2.	EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following (in thousands):

	December 31,

	2002	2001

Machinery and equipment	$913	$2,398
Leasehold improvements	304	292
Office furniture and fixtures	111	285

	1,328	2,975
Less accumulated depreciation and amortization	(1,108)	(2,493)

	$220	$482

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test. In addition, goodwill of $1,715,000 was reclassified from intangible assets, net and separately reported in the accompanying balance sheet as of December 31, 2002 and 2001. The following table sets forth the intangible assets by major asset class:

		December 31, 2002			December 31, 2001
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

(in thousands) Non Amortizing:
Goodwill		$1,715		$1,715	$2,873	$(1,158)	$1,715

Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,036)	$224	$2,260	$(1,752)	$508

Aggregate amortization expense on intangible assets was approximately $284,000 and $71,000 for the years ended December 31, 2002 and 2001, respectively. Amortization expense in 2003 is expected to be $224,000 at which time all amortizing intangible assets which exist at December 31, 2002, will be fully amortized.

The Company’s reporting units are equivalent to its operating segments. At December 31, 2002 the amount of goodwill allocated to the products segment is $1,380,000. The amount of goodwill allocated to the services segment is $335,000.

Summarized below are the effects on net loss per share data, if the Company had followed the amortization provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

	Year Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(688)	$(6,125)	$(3,155)
Add: goodwill amortization	0	522	431

Adjusted net loss	$(688)	$(5,603)	$(2,724)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.38)	$(0.20)
Add: goodwill amortization	0	0.03	0.03

Adjusted basic and diluted net loss per share	$(0.04)	$(0.35)	$(0.17)

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Salaries and benefits	$416	$437
Accrued lease payments (restructuring costs)	139	202
Marketing and rebates	43	553
Royalties	43	448
Manufacturers’ representative commissions	2	72
Other	66	83

	$709	$1,795

In the second quarter of 2001, the Company began implementing a restructuring plan to consolidate facilities and reduce personnel costs. Total expense related to the restructuring amounted to $380,000 consisting of facility closure costs of $230,000 and employee severance costs of $150,000. As of December 31, 2002, $242,000 had been paid and $139,000 was included in accrued liabilities. All related employee terminations

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

were completed in 2001. The accrued liability will be paid over the remaining lease term for the facility unless a subtenant is located or a settlement is reached with the landlord.

5.	INCOME TAXES

A summary of the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Current:
Federal	$(1,071)	$57	$
State	3	3		4
Foreign	6	30		50

	(1,062)	90		54
Deferred:
Federal	507	(2,295)		(1,508)
State	(93)	(290)		(328)
Change in valuation allowance	(414)	2,585		1,836

	$(1,062)	$90		$54

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to the loss before income taxes is as follows:

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

		December 31,

	2002	2001	2000

Federal statutory rate	(35)%	(35)%	(35)%
State tax, net of federal benefit		1	1
Nondeductible expense related to acquired intangibles	1	2	6
Other	1	2	1
Federal benefit for NOL carryback law change	(61)
Change in valuation allowance	33	32	29

	(61)%	2%	2%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Various reserves	$298	$250
Nondeductible accruals	203	190
State taxes	1	1
Prepaid expenses	(575)	(545)
Credit carryforwards	1,274	961
Net operating loss carryforwards	6,004	7,175
Amortization	273	162
Fixed assets	64	(238)

Subtotal	7,542	7,956
Valuation allowance	(7,542)	(7,956)

	$0	$0

The Company has federal and state net operating loss carryforwards of approximately $14,419,000 and $12,594,000, respectively, at December 31, 2002. These federal and state net operating loss carryforwards will begin to expire in 2021 and 2004, respectively. During the year ended December 31, 2002, the Company carried back its December 31, 2001 federal net operating loss of $4,181,027 to the year ended December 31, 1996 resulting in a refund of $1,071,000. The carryback became allowable under the provisions of the Job Creation and Workers Assistance Act of 2002, which extended the carryback period to five years for tax years ending in 2001 and 2002. Net operating losses, for federal purposes, were allowed to be carried back for two years prior to this enactment. In

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

addition, the Company has federal and state tax credit carryforwards of approximately $1,071,000 and $203,000, respectively, at December 31, 2002.

As of December 31, 2002, a valuation allowance of approximately $7,542,000 has been provided based upon the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

Additionally, as of December 31, 2002, approximately $912,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

6.	COMMITMENTS AND CONTINGENCIES

Leases - The Company has non-cancelable operating leases for its building facilities which expire on various dates through July 31, 2005. The lease on the corporate headquarters in Aliso Viejo, California expires March 31, 2003. The company is currently evaluating alternative solutions for this facility and will enter into a month-to-month arrangement for the current facility if required. Future minimum rental commitments under leases with terms of one year or more consist of the following (in thousands):

Year ending December 31:
2003	$437
2004	303
2005	136

$876

As part of the restructuring plan discussed in Note 3, the Company has vacated its office in Beaverton, Oregon. As of December 31, 2002, the Company has not been able to negotiate a settlement with the landlord or to locate a sub-tenant. The remaining payments due under the lease of $139,000 are included in Accrued Liabilities.

Total rent expense was $593,000, $792,000 and $802,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation - From time to time the Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

Other Contingent Contractual Obligations — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contacts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments an employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

7.	SEGMENT INFORMATION

The Company currently operates in two business segments: products and services. In addition, revenues are broken down into three markets, Wireless and Broadband products, Macintosh products and Internet and Software Solutions. Our Internet Solutions market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

The following table shows the net revenues and cost of revenues generated by each segment:

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

	Year Ended December 31,

	2002		2001		2000

	Products	Services	Products	Services	Products	Services

Wireless & Broadband	$3,768	$—	$3,964	$—	$4,996	$—
MacIntosh	1,508		1,364		1,634
Internet & Software Solutions	753	1,102	1,617	2,544	4,254	2,595

Total Revenues	6,029	1,102	6,945	2,544	10,884	2,595
Cost of revenues	1,420	782	1,880	2,048	2,499	1,150

Gross Profit	$4,609	$320	$5,065	$496	$8,385	$1,445

OEM product sales were 60.6%, 47.8%, and 44.0% of net revenues in 2002, 2001 and 2000, respectively. Sales of retail products were 9.5%, 13.8% and 24.4% of net revenues in 2002, 2001 and 2000, respectively. Service revenues represented 15.4%, 26.8% and 19.2% of total revenues in 2002, 2001 and 2000, respectively. Sales of other products accounted for approximately 14% of net revenues in each of the three year periods.

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues included two OEM customers at 19.0% and 10.7% of revenues in 2002 and a retail customer at 18.9% of revenues in 2000. No customers exceeded 10% in 2001.

Accounts receivable from these customers were $516,000 and $0 at December 31, 2002 for the OEM customers.

A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company also has export sales representing 15.1%, 10.1% and 19.3% of its net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. All export sales have been denominated in U.S. dollars.

8.	PROFIT SHARING

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $45,000, $78,000, and $68,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

9.	STOCK-BASED COMPENSATION

In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan, as amended, provides for issuance of, or options to be granted for the purchase of, an aggregate of 3,962,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

Stock option activity under the Plan is as follows:

		Weighted
		average
	Number	exercise
	of shares	price

OUTSTANDING, January 1, 2000 (488,000 shares, exercisable at weighted average exercise price of $3.67)	1,071,000	$2.85
Granted (weighted average fair value of $1.90)	928,000	2.44
Exercised	(300,000)	2.42
Canceled	(157,000)	4.68

OUTSTANDING, December 31, 2000 (426,000 shares, exercisable at weighted average exercise price of $3.60)	1,542,000	2.55
Granted (weighted average fair value of $0.89)	476,000	1.10
Canceled	(281,000)	2.34

OUTSTANDING, December 31, 2001 (777,000 shares, exercisable at weighted average exercise price of $3.01)	1,737,000	2.55
Granted (weighted average fair value of $0.33)	1,176,000	0.38
Exercised	(3,000)	1.01
Canceled	(145,000)	1.35

OUTSTANDING, December 31, 2002	2,765,000

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

Additional information regarding options outstanding as of December 31, 2002 is as follows:

		Options outstanding		Options exercisable

		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.24 - $0.75	955,000	9.8	$0.25	0	—
$0.76 - $1.50	1,017,000	8.2	$1.02	852,000	$1.04
$1.51 - $3.00	407,000	5.8	$2.22	373,000	$2.27
$3.01 - $14.00	386,000	6.2	$4.82	310,000	$5.05

	2,765,000	8.1	$1.46	1,535,000	$2.15

At December 31, 2002, 628,000 shares were available for future grants under the Stock Option Plan.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Stockholders of Smith Micro Software, Inc.:

We have audited the consolidated financial statements of Smith Micro Software, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 13, 2003, which report expresses an unqualified opinion and includes an explanatory paragraph referring to a change in method of accounting for goodwill and other intangible assets in 2002. Such consolidated financial statements are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 15a(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP Costa Mesa, California February 13, 2003

S-1

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2002 (Continued)

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period

Allowance for doubtful accounts and other adjustments (1):
2002	$533	$486	$(454)	$565
2001	1,896	1,412	(2,775)	533
2000	1,944	1,067	(1,115)	1,896

(1)	Other adjustments relate principally to sales returns.

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.
4.1	Specimen certificate representing shares of Common Stock of the Company.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.
10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.
10.2	1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing

10.3	Form of Notice of Grant of Stock Option under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 33-95096.
10.4	Form of 1995 Stock Option Agreement under 1995 Stock Option /Stock Issuance Plan.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-95096.
10.5	Form of 1995 Stock Purchase Agreement under 1995 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-95096.
10.13	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096.
10.14	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096.
10.15	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096.
10.16	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096.
10.19	Office Building Lease, dated March 1, 1994, by and between Performance Computing Incorporated and Petula Associates, Ltd./KC Woodside.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 3l, 1995.
10.22	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.25	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
21.1	Subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
23.1	Independent Auditors’ Consent.	Filed herewith