Form 10-Q
period 2003-03-31
SMITH MICRO SOFTWARE INC
filed 2003-05-15
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

YES [  ]   NO [ X ]

          As of April 30, 2003, there were 16,202,819 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,450	$3,627
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $463 (2003) and $565 (2002)	667	633
Inventories, net	33	45
Prepaid expenses and other current assets	219	263

Total current assets	4,369	4,568
EQUIPMENT AND IMPROVEMENTS, net	165	220
INTANGIBLE ASSETS, net	153	224
GOODWILL	1,715	1,715
OTHER ASSETS	32	39

	$6,434	$6,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$497	$445
Accrued liabilities	583	709

Total current liabilities	1,080	1,154
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,211,000 and 16,227,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	24,779	24,787
Accumulated deficit	(19,441)	(19,191)

Net stockholders’ equity	5,354	5,612

	$6,434	$6,766

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,

	2003	2002
NET REVENUES
Products	$1,585	$1,457
Services	282	436

Total Net Revenues	1,867	1,893
COST OF REVENUES
Products	321	370
Services	84	399

Total Cost of Revenues	405	769

GROSS PROFIT	1,462	1,124
OPERATING EXPENSES:
Selling and marketing	582	665
Research and development	654	540
General and administrative	468	489

Total operating expenses	1,704	1,694

OPERATING LOSS	(242)	(570)
INTEREST INCOME	7	12
INTEREST AND OTHER EXPENSE	(12)	(20)

LOSS BEFORE INCOME TAXES	(247)	(578)
INCOME TAX EXPENSE	3	4

NET LOSS	$(250)	$(582)

NET LOSS PER SHARE, basic and diluted	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	16,223	16,232

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250)	$(582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	145
Provision for doubtful accounts and other adjustments to accounts receivable	25	64
Change in operating accounts:
Accounts receivable	(59)	574
Inventories	12	68
Prepaid expenses and other assets	44	(4)
Accounts payable and accrued liabilities	(74)	(938)

Net cash used in operating activities	(164)	(673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5)	(11)

Net cash used in investing activities	(5)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used in repurchase of common stock	(8)	—

Net cash used in financing activities	(8)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177)	(684)
CASH AND CASH EQUIVALENTS, beginning of period	3,627	3,226

CASH AND CASH EQUIVALENTS, end of period	$3,450	$2,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3	$4

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Description of Business - Smith Micro Software, Inc. and subsidiaries (“Smith Micro” or the “Company”) develops and markets wireless communication and utility software products. The Company designs integrated, cross platform, easy-to-use software for personal computing and business solutions around the world. With a focus on the Internet, wireless, and broadband technologies, the Company’s products and services enable eBusiness, Internet communications (voice-over-IP), video conferencing, wireless communications, and network fax, along with traditional computer telephony. This quarter, the Company announced its latest addition to the QuickLink family, namely Windows software solutions that take advantage of the exploding demand for Wi-Fi (802.11) services. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (“VAR”) and original equipment manufacturers (“OEM”). The Company also offers professional services consulting which include methodologies to help clients focus, define and prioritize Internet investments; develop eBusiness sites and custom eBusiness applications; implement tools to increase revenue per online transaction and transactions per customer; warehouse, mine and integrate data for enhanced accessibility and effective decision support; and select the right technology infrastructure to support eBusiness. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of the Company’s sales are made direct to hardware device and personal computer manufacturers under OEM agreements. The Company sells communication and diagnostic utility products through independent distributors and retail channels. The Company’s eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

          Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2003, and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

          Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2003.

          Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collectibility is probable. The Company generally recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company’s software. Returns from OEM customers are generally limited to defective goods or goods shipped in error. The Company may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. As a result revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. The Company also provides technical support to its customers. Such costs have historically been insignificant.

          Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

          Sales Incentives – The Company accounts for sales incentives in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Pursuant to the consensus of Issue 01-09, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue.

          Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2003, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

          The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 131% and 170% for grants issued in 2003 and 2002, respectively; risk-free interest rates of 4.39% in the three months ended March 31, 2002; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2003 and 2002 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net Loss:
Net loss, as reported	$(250)	$(582)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(233)

Pro forma net loss	$(250)	$(815)

Loss per Common Share
Basic and diluted, as reported	$(0.02)	$(0.04)
Basic and diluted, pro forma	$(0.02)	$(0.05)

          Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 524,000 and 77,000 have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2003 and 2002, respectively. Therefore, there was no difference between basic and diluted EPS for each period presented.

          Fulfillment Services - The Company currently holds approximately $500,000 of consigned inventory for a customer, which is used to fulfill internet orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheet. In addition, the Company receives cash for internet fulfillment orders which is paid out to the fulfillment customer on a monthly basis net of the Company’s service fee. Such cash and the related payable are recorded on a net basis.

          Segment Information – The Company currently operates in two business segments: products and services. In addition, revenues are broken down into three markets, Wireless and Broadband products, Macintosh products, and Internet and Software Solutions. The Company’s Internet Solutions market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

     The following table shows the net revenues and cost of revenues generated by each segment:

		Three Months Ended March 31,
	2003		2002

		(in thousands)

	Products	Services	Products	Services

Wireless and Broadband	$797	$—	$450	$—
MacIntosh	436		470
Internet and Software Solutions	352	282	537	436

Total Revenues	1,585	282	1,457	436
Cost of revenues	321	84	370	399

Gross Profit	$1,264	$198	$1,087	$37

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

          Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended March 31, 2003 and 2002, there was no difference between net income (loss), as reported, and comprehensive income (loss).

2. NEW ACCOUNTING PRONOUNCEMENTS

          In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003 and such adoption did not have a material effect on the consolidated financial statements.

          In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and adopted the recognition provisions effective January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material effect the consolidated financial statements as the estimated fair value of guarantees issued was not significant.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the three months ended March 31, 2003.

          In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations because it has no variable interest entities.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an impairment test at least annually. The following table sets forth the intangible assets by major asset class:

		March 31, 2003			December 31, 2002
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

(in thousands)
Goodwill		$1,715	$—	$1,715	$1,715	$—	$1,715

Other Intangible Assets (Amortizing):
Purchased and Licensed Technology	3	$2,260	$(2,107)	$153	$2,260	$(2,036)	$224

          Aggregate amortization expense on intangible assets was approximately $71,000 for the three months ended March 31, 2003 and $284,000 for the year ended December 31, 2002. The estimated amortization expense for acquired technology is approximately $184,000 and $40,000 for fiscal years ending December 31, 2003, and 2004, respectively, at which time all amortizing intangible assets, which existed at December 31, 2002, will be fully amortized.

          The Company’s reporting units are equivalent to its operating segments. At March 31, 2003 the amount of goodwill allocated to the products segment is $1,380,000. The amount of goodwill allocated to the services segment is $335,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

          Certain Statements In This Report, Including Statements Regarding The Company’s Strategy, Financial Performance And Revenue Sources, Are Forward-Looking Statements Within The Meaning Of The Private Securities Litigation Reform Act Of 1995, Section 21e Of The Securities Exchange Act Of 1934, As Amended, And Section 27a Of The Securities Act Of 1933, As Amended, And Are Subject To The Safe Harbors Created By Those Sections. These Forward-Looking Statements Are Based On Current Expectations And Entail Various Risks And Uncertainties That Could Cause Actual Results To Differ Materially From Those Expressed In Such Forward-Looking Statements. The Company’s Actual Results Could Differ Materially From The Results Anticipated In These Forward-Looking Statements As A Result Of Certain Factors Set Forth Under “Risk Factors” And Elsewhere In This Report. Readers Are Urged To Carefully Review And Consider The Various Disclosures Made By The Company In This Report And In The Company’s Other Reports Filed With The SEC, Including The Company’s Annual Report On Form 10-K For The Year Ended December 31, 2002 And Our Subsequent Reports On Forms 10-Q And 8-K, That Attempt To Advise Interested Parties Of Certain Risks And Factors That May Affect The Company’s Business. Readers Are Cautioned Not To Place Undue Reliance On These Forward-Looking Statements. You Should Read The Following Discussion And Analysis In Conjunction With The Company’s Consolidated Financial Statements And Notes Thereto Contained Elsewhere In This Report.

          We Do Not Undertake Any Obligation To Revise Or Update Publicly Any Forward-Looking Statements For Any Reason. Additional Information On Various Risk And Uncertainties Potentially Affecting Our Results Are Discussed Below And Are Contained In Publicly Filed Disclosures Available Though SEC’s EDGAR Database (http://www.sec.gov) Or From Our Investor Relations Department.

OVERVIEW

          We are a developer and marketer of wireless, communications, diagnostic, utility and eBusiness software products as well as a provider of Internet consulting and hosting services. We design integrated, cross platform, easy-to-use software for personal computing and business solutions. Our software includes products developed for the wireless, Internet and broadband technologies, products that enable wireless communications, eBusiness, Internet communications (voice-over-IP), video conferencing, general system utility and diagnostic products and network fax along with traditional computer telephony. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores.

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

          In April 1999, we expanded our Macintosh products with the acquisition of STF Technologies, Inc. This acquisition enhanced our ability to develop and sell communications (primarily fax) software to the Macintosh market. In September 1999, we acquired Pacific Coast Software so that we could offer eBusiness business solutions. In July 2000, we acquired the TouchStone CheckIt® product line. We market these products under the Smith Micro CheckIt® brand including CheckIt® Firewall. Finally, in September 2000 we acquired the consulting practice unit of QuickStart Technologies, Inc., a provider of integrated Internet business services to middle market companies.

          Our products for the consumer and business markets are available through Internet sales, retail stores, direct sales, eTailers and value-added resellers (VARs). Retail outlets that sell our products include CompUSA, Office Depot, Micro Center, Staples, Circuit City, PC Connections, Multiplezones, and Fry’s Electronics. Our products can be purchased at many online locations, including Buy.com, Beyond.com and Amazon.com. In the original equipment manufacturers (or OEM) market we are a supplier of communication and diagnostic utility software, having shipped over 40 million copies of products. This quarter, we announced our latest addition to the QuickLink family, namely Windows software solutions that take advantage of the exploding demand for Wi-Fi (802.11) services. QuickLink Mobile Wi-Fi provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Wi-Fi allows users to seek out and select available hot spots in their area. Our OEM customers include manufacturers of wireless devices and services, personal computers, digital cameras and data modems. We currently maintain OEM relationships with several companies including Verizon, Tektronix, Hughes Network Systems, Apple, Hewlett Packard, Gateway, Brother International, Philips Consumer Electronics, Viking Components, Zoom, D-Link, Audiovox, LGIC, and Kyocera.

          Our Internet and Software Solutions Division services include supporting our WebCatalog product, complete website design and installation, website hosting and co-location services and application service provider services for WebCatalog. Our eBusiness customers include Kyocera/Infocomm, Harmon Multimedia, Diedrich’s Coffee and Boomtown Casino, among others. An extension of the Company’s eBusiness activity includes the offering of fulfillment services for customer web stores.

CRITICAL ACCOUNTING POLICIES

          Our discussion and analysis of results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that the estimates appropriately reflect changes in our business or as new information becomes available.

          We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

          Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collectibility is probable. We generally recognize revenues from sales of our software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate our software. Returns from OEM customers are generally limited to defective goods or goods shipped in error. We may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. As a result revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. We also provide technical support to our customers. Such costs have historically been insignificant.

          Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

          Sales Incentives – We account for sales incentives in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Pursuant to the consensus of Issue 01-09, the cost of sales incentives we offer without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue.

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

          Long Lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. We have determined that there was no impairment at March 31, 2003.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended
	March 31,
	2003	2002

Net Revenues:
Products	84.9%	77.0%
Services	15.1%	23.0%

Total net revenues	100.0%	100.0%
Cost of revenues:
Products	17.2%	19.5%
Services	4.5%	21.1%

Total cost of revenues	21.7%	40.6%

Gross profit	78.3%	59.4%
Operating expenses:
Selling and marketing	31.2%	35.1%
Research and development	35.0%	28.6%
General and administrative	25.1%	25.8%

Total operating expenses	91.3%	89.5%

Operating loss	-13.0%	-30.1%
Interest income	0.4%	0.6%
Interest and other expenses	-0.6%	-1.0%

Loss before income taxes	-13.2%	-30.5%
Income tax benefit (expense)	0.2%	0.2%

Net income (loss)	-13.4%	-30.7%

Three months ended March 31, 2003 and 2002

Revenues

          Total net revenues were relatively constant at $1.9 million for both the three months ended March 31, 2003 and 2002, respectively.

          Products. Net product revenues were $1.6 million and $1.5 million in the three months ended March 31, 2003 and 2002, respectively, representing an increase of $128,000, or 8.8%, from 2002 to 2003. While Wireless and Broadband sales to both new and existing customers increased, sales in our Internet Solutions Division were reduced by the reduced emphasis on retail channel software sales. Products revenue accounted for 84.9% of total revenues in the three months ended March 31, 2003 compared with 77.0% of total revenues in the comparable period of 2002.

          Services. Services revenues were $282,000 and $436,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $154,000 or 35.3%, from 2002 to 2003. The announcement of a new strategic direction for our Internet Solutions Division resulted in the cessation of significant Microsoft Product consulting in 2002. Services revenue accounted for 15.1% of total revenues in the three months ended March 31, 2003 compared with 23.0% of total revenues in the comparable period of 2002.

Cost of Revenues

          Cost of Product Revenues. Cost of product revenues was $321,000 and $370,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $49,000, or 13.2%, from 2002 to 2003. Cost of product revenue as a percentage of product revenues was 20.3% and 25.4% for 2003 and 2002, respectively. The decrease in the cost of product revenue in 2003 is a direct result of the higher percentage download sales with reduced emphasis on the retail channel.

          Cost of Service Revenues. Cost of service revenues was $84,000 and $399,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $315,000 or 79.0%, from 2002 to 2003. Cost of service revenue as a percentage of service revenues was 29.8% and 91.5% for 2003 and 2002, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The absolute dollar decrease in the total cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount.

Operating Expenses

          Selling and Marketing. Selling and marketing expenses were $582,000 and $665,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $83,000, or 12.5%, from 2002 to 2003. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses were the result of the reduction in retail channel focus, including marketing and promotional activities previously discussed partially offset by trade show expenses not present in 2002.

          Research and Development. Research and development expenses were $654,000 and $540,000 in the three months ended March 31, 2003 and 2002, respectively, representing an increase of $114,000, or 21.1%, from 2002 to 2003. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses is primarily due to the development of new products that were released during the quarter in Wireless and Broadband, MacIntosh and Internet and a refocus of engineering resources from consulting projects to product development.

          General and Administrative. General and administrative expenses were $468,000 and $489,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $21,000, or 4.3%, from 2002 to 2003. The decrease in our general and administrative expenses is due to the recovery of costs relating to the closure of the Oregon office in 2001, which was partially offset by minor increases in other expenses.

          Interest Income. Interest income was $7,000 and $12,000 in the three months ended March 31, 2003 and 200, respectively, representing a decrease of $5,000, or 41.8% from 2002 to 2003. The decrease in our net interest income is directly related to our lower cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

          Interest and Other Expense. Interest and other expenses were $12,000 and $20,000 the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $8,000, or 40.0%, from 2002 to 2003. Interest and other expense primarily consist of bank fees and credit card processing charges and may vary considerably from year to year.

          Provision for Income Taxes. The provision for income taxes was $3,000 and $4,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $1,000 or 25.0% from 2002 to 2003. The income tax expense reported each year related to taxes paid on foreign sales and minimum state tax payments.

Liquidity and Capital Resources

          Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of March 31, 2003 consisted primarily of cash and cash equivalents of $3.5 million.

          Net cash used in operating activities was $164,000 in the three months ended March 31, 2003 compared to $673,000 in the comparable period of 2002. The primary operating use of cash during both periods was funding our net loss and a reduction in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable in 2002.

          During the three months ended March 31, 2003, we used $5,000 in investing activities compared to $11,000 in the same period of 2002. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

          At March 31, 2003, we had $3.5 million in cash and cash equivalents and $3.3 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $667,000 at March 31, 2003. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

          We are currently in the process of renegotiating a long-term facility lease to replace the lease on our corporate headquarters, which expired at the end of March, 2003. We are currently evaluating alternative solutions for that facility and have entered into a month-to-month arrangement with our current landlord. We do not anticipate any difficulty in locating other space at a comparable lease rate. We have non-cancelable operating leases for our other building facilities that expire on various dates through July 31, 2005 and no debt. Future minimum rental commitments for these leases consist of the following (in thousands):

Year ending December 31:
2003 (remaining 9 months)	$308
2004	303
2005	136

$747

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

          A large portion of our operating expenses, including rent, depreciation, amortization, and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

          Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

If we are unable to comply with NASDAQ’s continued listing requirements, our common stock could be delisted.

          In June 2002, our common stock failed to meet the minimum bid price of $1.00 per share for 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 25, 2002, we announced that we had voluntarily submitted an application to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Our application was approved and, our common stock was listed on the Nasdaq SmallCap Market effective August 5, 2002. This change increased the grace period available for SmallCap companies that comply with the core initial listing standards of the Nasdaq SmallCap Market – that is, either net income of $750,000, stockholders’ equity of $5 million or market capitalization of $50 million. If our stock cannot maintain trading at prices over $1.00, or we cannot meet any subsequent grace period requirements, we may become subject to the delisting process.

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

In order to meet NASDAQ’s continued minimum $1.00 trading price requirement and remain listed, we have asked our shareholders to approve a reverse split for our common stock, which will be voted on in May.

          The effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty, and it is possible that the per share price of our common stock after the reverse split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split. There can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for any sustained period of time. The market price of our common stock may also be based on other factors that may be unrelated to the number of shares outstanding, including our future performance. In addition, there can be no assurance that we will not be delisted due to a failure to meet other continued listing requirements, even if the market price per post-reverse split share of our common stock remains in excess of $1.00.

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

          We operate in markets that are extremely competitive and subject to rapid changes in technology. Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems, Windows XP, Windows ME, Windows 2000, Windows 98, Windows 95 and Windows NT, may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of the Windows-based systems or other operating systems, or Symantec’s fax-related products, sales of our products are likely to decline. In addition, our principal fax-related retail products, HotFax

MessageCenter and HotFax, currently compete directly with Symantec’s WinFax Pro. In addition, because there are low barriers to entry into the software market, we expect significant competition from other established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

          In addition to our direct sales efforts including our web store, we depend on distributors and retailers to sell our retail software products. Our relationships with these distributors and retailers depend upon a number of factors, including sales volume. Our agreements with distributors and retailers are not exclusive and may be terminated by either party without cause. Distributors or retailers may purchase fewer products from us in any given quarter with little or no advanced notice to us for reasons beyond our control. Although we do not recognize revenue until our product is sold through the channel, if any of these events were to occur, our future retail sales would be adversely affected.

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

Delays or failure in deliveries from our component suppliers could cause our net revenues to decline and harm our results of operations.

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

          Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright and trademark law. We currently own United States trademark registrations for certain of our trademarks and United States patents for certain of our technologies, however, these measures afford us only limited protection. Furthermore, we rely primarily on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, despite the precautions we have taken to protect our intellectual property and proprietary rights, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.

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

          Approximately 21.7% and 14.4% of our revenues in the three months ended March 31, 2003 and 2002, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

          As of April 30, 2003, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.3% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

          As of April 30, 2003, we had 16,202,819 shares of common stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith is available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS No. 146 effective January 1, 2003 and the adoption did not have a material effect on our consolidated financial statements.

          In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the recognition provisions effective January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material effect on our consolidated financial statements as the estimated fair value of guarantees issued was not significant.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the three months ended March 31, 2003.

          In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations because we have no variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Smith Micro’s financial instruments include cash and cash equivalents. At March 31, 2003, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

          It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a)	Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this report. Based on that evaluation, such officers have concluded that disclosure controls and procedures are effective to ensure that material information relating to Smith Micro Software, Inc. and its subsidiaries is made known to such officers in a timely manner for inclusion in our periodic filings with the SEC.

b)	There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation by our principal executive officer and principal financial officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

Exhibit No.	Exhibit Description
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B)  REPORTS ON FORM 8-K

No such reports were filed during the three months ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 13, 2003	By /s/ William W. Smith, Jr.

William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 13, 2003	By /s/ Robert W. Scheussler

Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS:

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

Date: May 13, 2003

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

Date: May 13, 2003

By: /s/ Robert W. Scheussler

Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.