Form 10-Q
period 2003-06-30
SMITH MICRO SOFTWARE INC
filed 2003-08-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26536

SMITH MICRO SOFTWARE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF ORGANIZATION)	33-0029027 (I.R.S. EMPLOYER INCORPORATION OR IDENTIFICATION NUMBER)
51 COLUMBIA, SUITE 200, ALISO VIEJO, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92656 (ZIP CODE)

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

YES  ☒   NO  ☐

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐   NO  ☒

     As of July 31, 2003, there were 16,293,010 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,264	$3,627
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $470 (2003) and $565 (2002)	1,410	633
Inventories, net	45	45
Prepaid expenses and other current assets	146	263

Total current assets	4,865	4,568
EQUIPMENT AND IMPROVEMENTS, net	144	220
INTANGIBLE ASSETS, net	81	224
GOODWILL	1,715	1,715
OTHER ASSETS	93	39

	$6,898	$6,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$734	$445
Accrued liabilities	592	709

Total current liabilities	1,326	1,154
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,293,000 and 16,227,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	24,873	24,787
Accumulated deficit	(19,317)	(19,191)

Net stockholders’ equity	5,572	5,612

	$6,898	$6,766

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET REVENUES
Products	$2,070	$1,353	$3,655	$2,810
Services	216	264	498	700

Total Net Revenues	2,286	1,617	4,153	3,510
COST OF REVENUES
Products	430	234	751	604
Services	85	151	169	550

Total Cost of Revenues	515	385	920	1,154

GROSS PROFIT	1,771	1,232	3,233	2,356
OPERATING EXPENSES:
Selling and marketing	361	567	943	1,232
Research and development	603	520	1,257	1,060
General and administrative	670	622	1,138	1,111

Total operating expenses	1,634	1,709	3,338	3,403

OPERATING INCOME (LOSS)	137	(477)	(105)	(1,047)
INTEREST INCOME	9	10	16	22
INTEREST AND OTHER EXPENSE	(22)	(24)	(34)	(44)

INCOME (LOSS) BEFORE INCOME TAXES	124	(491)	(123)	(1,069)
INCOME TAX EXPENSE	—	4	3	8

NET INCOME (LOSS)	$124	$(495)	$(126)	$(1,077)

NET INCOME (LOSS) PER SHARE, basic	$0.01	$(0.03)	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	16,257	16,235	16,240	16,234

NET INCOME (LOSS) PER SHARE, diluted	$0.01	$(0.03)	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	17,822	16,235	16,240	16,234

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126)	$(1,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	301
Provision for doubtful accounts and other adjustments to accounts receivable	69	(6)
Change in operating accounts:
Accounts receivable	(846)	1,299
Inventories	—	42
Prepaid expenses and other assets	46	44
Accounts payable and accrued liabilities	172	(1,218)

Net cash used in operating activities	(426)	(615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)	(11)

Net cash used in investing activities	(23)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	99	3
Cash used in repurchase of common stock	(13)	—

Net cash provided by financing activities	86	3

NET DECREASE IN CASH AND CASH EQUIVALENTS	(363)	(623)
CASH AND CASH EQUIVALENTS, beginning of period	3,627	3,226

CASH AND CASH EQUIVALENTS, end of period	$3,264	$2,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3	$8

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Smith Micro Software, Inc. and subsidiaries (“Smith Micro” or the “Company”) is a diversified developer and marketer of wireless communication and eBusiness software products and services. The Company’s focus and strategy for its products and services is directed into three markets: wireless communications including Wi-Fi, eBusiness and utility software. The Company sells its products and services to some of the world’s leading companies as well to consumers.

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

     Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2003.

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collectibility is probable. The Company generally recognizes revenues from sales of its software as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company’s software. Returns from OEM customers are generally limited to defective goods or goods shipped in error. The Company may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. Products revenue include sales of software and related technology. The Company also provides technical support to its customers. Such costs have historically been insignificant.

     Services revenue includes sales of consulting services, web site hosting and fulfillment. Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

     Sales Incentives — The Company accounts for sales incentives in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Pursuant to the consensus of Issue 01-09, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue.

     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. Through June 30, 2003, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 155% for grants issued in 2002; risk-free interest rates of 4.39% to 4.47% in the six months ended June 30, 2002; and no dividends during the expected term. No options were granted during the six months ended June 30, 2003. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

	Six Months Ended June 30,

	2003	2002

	(in thousands, except per share data)
Net Loss:
Net loss, as reported	$(126)	$(1,077)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(117)

Pro forma net loss	$(277)	$(1,194)

Loss per Common Share
Basic and diluted, as reported	$(0.01)	$(0.07)
Basic and diluted, pro forma	$(0.02)	$(0.07)

     Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. The diluted weighted average share outstanding for the three months ended June 30, 2003 include common equivalent shares of 1,565,000, all of which relate to stock options. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 1,565,000 have been excluded from diluted weighted average common shares for the six months ended June 30, 2003. As of June 30, 2002, there were no stock options with an exercise price less than the closing market price on that date.

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

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

		(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services

Wireless & Broadband	$1,564	$—	$964	$—	$2,361	$—	$1,414	$—
MacIntosh	319	—	348	—	755	—	818	—
Internet & Software Solutions	187	216	41	264	539	498	578	700

Total Revenues	2,070	216	1,353	264	3,655	498	2,810	700
Cost of revenues	430	85	234	151	751	169	604	550

Gross Profit	$1,640	$131	$1,119	$113	$2,904	$329	$2,206	$150

     Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2003 and 2002, respectively, included two OEM customers at 39.7% and 14.4% in 2003 and three OEM customers at 10.8%, 16.0% and 12.4% in 2002. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2003 and 2002, respectively, included one OEM customer at 24.6% in 2003 and one OEM customer at 11.0% in 2002.

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

     Comprehensive Income - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended June 30, 2003 and 2002, there was no difference between net income (loss), as reported, and comprehensive income (loss).

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

     In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect the consolidated financial statements as the estimated fair value of guarantees issued was not significant.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the six months ended June 30, 2003 and 2002.

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

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No.150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS No. 150 which had no material impact on the Company’s financial condition and results of operations.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an impairment test at least annually. The following table sets forth the intangible assets by major asset class:

			June 30, 2003			December 31, 2002

	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Goodwill		$1,715	$—	$1,715	$1,715	$—	$1,715

Other Intangible Assets (Amortizing):
Purchased and Licensed Technology	3	$2,260	$(2,179)	$81	$2,260	$(2,036)	$224

     Aggregate amortization expense on intangible assets was approximately $143,000 for the six months ended June 30, 2003 and $284,000 for the year ended December 31, 2002. The estimated amortization expense for acquired technology is approximately

$184,000 and $40,000 for fiscal years ending December 31, 2003, and 2004, respectively, at which time all amortizing intangible assets, which existed at December 31, 2002, will be fully amortized.

     The Company’s reporting units are equivalent to its operating segments. At June 30, 2003 the amount of goodwill allocated to the products segment is $1,380,000. The amount of goodwill allocated to the services segment is $335,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

     Certain statements in this report, including statements regarding the Company’s strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, As Amended, and Section 27A of the Securities Act of 1933, As Amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and our subsequent reports on Forms 10-Q and 8Kk, that attempt o advise interested parties of certain risks and factors that may affect the Company’s business. Readers are cautioned not to place undue reliance on these forward-looking statements. You should read the following discussion and analysis in conjunction with the Company’s consolidated financial statements and notes thereto contained elsewhere in this report.

     We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on various risks and uncertainties potentially affecting our results are discussed below and are contained in publicly filed disclosures available though the SEC’s EDGAR database (http://www.sec.gov) or from our Investor Relations Department.

OVERVIEW

     Smith Micro Software, Inc. is a diversified developer and marketer of wireless communication and eBusiness software products and services. Our focus and strategy for our products and services is directed into three markets: wireless communications including Wi-Fi, eBusiness and utility software. We sell our products and services to some of the world’s leading companies as well to consumers. The proliferation of wireless technologies is providing new opportunities globally. The wireless infrastructures being implemented such as 1xRTT, GPRS and ultimately 3G offer wider bandwidth data services. This infrastructure combined with mobile platforms such as the basic mobile phone, notebook computing devices (“PCs”) and personal communications devices (“PDA’s”) provide opportunities for new communications software products. Our core communications technology is designed to explore and enhance this emerging wireless data market.

     We manufacture, market and sell value-added wireless telephony products targeted to the original equipment manufacturers (“OEM”) market particularly mobile phone manufacturers and wireless service providers as well as direct to the consumer. We offer software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, Windows ME, Windows CE, Pocket PC, Palm, Unix and Linux operating systems. The underlying design concept is the long-standing Smith Micro concept of “enhancing the out-of-box experience” for the consumer, thereby keeping the consumer satisfaction high and our OEM customer’s product sold. In addition, our custom engineering services bring more than 20 years of hardware and software experience, having shipped over 40 million copies of products to OEM’s seeking to better market their products by adding additional product features, customizing existing features and translating an application into additional languages.

     During the first quarter of 2003, we announced our latest addition to the QuickLink family, namely Windows software solutions that take advantage of the exploding demand for Wi-Fi (802.11) services. QuickLink Mobile Wi-Fi provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Wi-Fi allows users to seek out and select available hot spots in their area. We currently maintain OEM relationships with several companies including: Verizon, Tektronix, Hughes Network Systems, Apple, Philips Consumer Electronics, Audiovox, LGIC, and Kyocera. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (“VAR”) and OEMs.

     We also offer professional services consulting which include methodologies to help clients implement web-based projects. An extension of the our eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of our sales are made direct to hardware device and personal computer manufacturers under OEM agreements. We sell communication and diagnostic utility products through independent distributors and retail channels. Our eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

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

     Long Lived Assets — We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. We have determined that there was no impairment at June 30, 2003.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Revenues:
Products	90.6%	83.7%	88.0%	80.1%
Services	9.4%	16.3%	12.0%	19.9%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Products	18.8%	14.5%	18.1%	17.2%
Services	3.7%	9.3%	4.1%	15.7%

Total cost of revenues	22.5%	23.8%	22.2%	32.9%

Gross profit	77.5%	76.2%	77.8%	67.1%
Operating expenses:
Selling and marketing	15.8%	35.0%	22.7%	35.1%
Research and development	26.4%	32.2%	30.3%	30.2%
General and administrative	29.3%	38.5%	27.4%	31.7%

Total operating expenses	71.5%	105.7%	80.4%	97.0%

Operating income (loss)	6.0%	-29.5%	-2.6%	-29.9%
Interest income	0.4%	0.6%	0.4%	0.6%
Interest and other expenses	-1.0%	-1.5%	-0.8%	-1.2%

Income (loss) before income taxes	5.4%	-30.4%	-3.0%	-30.5%
Income tax expense (benefit)	0.0%	0.2%	0.1%	0.2%

Net income (loss)	5.4%	-30.6%	-3.1%	-30.7%

Three and six months ended June 30, 2003 and 2002

Revenues

     Total net revenues were $2.3 million and $1.6 million for the three months ended June 30, 2003 and 2002, respectively, representing an increase of $669,000, or 41.4% from 2002 to 2003. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2003 and 2002, respectively, included two OEM customers at 39.7% and 14.4% in 2003 and three OEM customers at 10.8%, 16.0% and 12.4% in 2002. Total net revenues were $4.2 million and $3.5 million for the six months ended June 30, 2003 and 2002, respectively, representing an increase of $643,000, or 18.3% from 2002 to 2003. Sales to individual customers and their affiliates, which amounted to more than 10% of our net revenues for the six months ended June 30, 2003 and 2002, respectively, included one OEM customer at 24.6% in 2003 and one OEM customer at 11% in 2002. If sales to these customers are reduced it could negatively affect our results of operations.

     Products. Net product revenues were $2.1 million and $1.4 million in the three months ended June 30, 2003 and 2002, respectively, representing an increase of $717,000, or 53.0%, from 2002 to 2003. Wireless and Broadband sales increased approximately $600,000 or 62.0% due to initial Wi-Fi related sales, including a large technology-related sale to an existing customer and a major WWAN (wireless wide area network) sale to a new customer. In addition, sales made by our Internet Solutions Division increased as a result of the absence of retail channel product marketing rebates that were present in 2002, along with sales of our new WebDNA product not present in 2002. Products revenue accounted for 90.6% of total revenues in the three months ended June 30, 2003 compared with 83.7% of total revenues in the comparable period of 2002.

     Net product revenues were $3.7 million and $2.8 million in the six months ended June 30, 2003 and 2002, respectively, representing an increase of $845,000, or 30.1%, from 2002 to 2003. Increases in Wireless and Broadband sales discussed previously were partially offset by a net decrease in sales from our MacIntosh and Internet & Software Solutions Divisions over the six month period. Products revenue accounted for 88.0% of total revenues in the six months ended June 30, 2003 compared with 80.1% of total revenues in the comparable period of 2002.

     Services. Services revenues were $216,000 and $264,000 in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $48,000 or 18.2%, from 2002 to 2003. The second quarter of 2002 included continuation of two consulting projects which were not present in 2003 due to the cessation of significant Microsoft Product consulting announced in the first quarter of 2002. Services revenue accounted for 9.4% of total revenues in the three months ended June 30, 2003 compared with 16.3% of total revenues in the comparable period of 2002.

     Services revenues were $498,000 and $700,000 in the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $202,000 or 28.9%, from 2002 to 2003. The announcement of a new strategic direction for our Internet Solutions Division resulted in the cessation of significant Microsoft Product consulting in 2002. Services revenue accounted for 12.0% of total revenues in the six months ended June 30, 2003 compared with 19.9% of total revenues in the comparable period of 2002.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $430,000 and $234,000 in the three months ended June 30, 2003 and 2002, respectively, representing an increase of $196,000, or 83.8%, from 2002 to 2003. Cost of product revenue as a percentage of product revenues was 20.8% and 17.3% for 2003 and 2002, respectively. The increase in the cost of product revenue in 2003 is a direct result of increase sales and the increased cost of data connectivity kits, which include a cable, partially offset by the sale of Wi-Fi technology with no cost basis.

     Cost of product revenues was $751,000 and $604,000 in the six months ended June 30, 2003 and 2002, respectively, representing an increase of $147,000, or 24.3%, from 2002 to 2003, primarily due to the increase in sales. Cost of product revenue as a percentage of product revenues was consistent at 20.6% and 21.5% for 2003 and 2002, respectively.

     Cost of Service Revenues. Cost of service revenues was $85,000 and $151,000 in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $66,000 or 43.7%, from 2002 to 2003. Cost of service revenue as a percentage of service revenues was 39.4% and 57.2% for 2003 and 2002, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The percentage and absolute dollar decrease in the cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount.

     Cost of service revenues was $169,000 and $550,000 in the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $381,000 or 69.3%, from 2002 to 2003. Cost of service revenue as a percentage of service revenues was 33.9% and 78.6% for 2003 and 2002, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The percentage and absolute dollar decrease in the cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $361,000 and $567,000 in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $206,000, or 36.3%, from 2002 to 2003. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses were the result of the reduction in retail channel focus, including marketing and promotional activities. As a percentage of revenues, selling and marketing expenses decreased to 15.8% for the three months ended June 30, 2003 from 35.1% in the three months ended June 30, 2002, primarily due to the increase in sales and the reduction in promotional activities discussed previously.

     Selling and marketing expenses were $943,000 and $1.2 million in the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $289,000, or 23.5%, from 2002 to 2003. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses in the first quarter of 2003 that were not present in 2002. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses were the result of the reduction in retail channel focus, including marketing and promotional activities previously discussed partially offset by trade show expenses not present in 2002. As a percentage of revenues, selling and marketing expenses decreased to 22.7% for the six months ended June 30, 2003 from 35.1% in the six months ended June 30, 2002, primarily due to the increase in sales which was partially offset by the increase in trade show expenses in the first quarter of 2003.

     Research and Development. Research and development expenses were $603,000 and $520,000 in the three months ended June 30, 2003 and 2002, respectively, representing an increase of $83,000, or 16.0%, from 2002 to 2003. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses is primarily due to the development of new products that were released during the quarter in Wireless and Broadband, MacIntosh and Internet and a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses decreased to 26.4% for the three months ended June 30, 2003 from 32.2% in the three months ended June 30, 2002, primarily due to the increase in sales.

     Research and development expenses were $1.3 million and $1.1 million in the six months ended June 30, 2003 and 2002, respectively, representing an increase of $197,000, or 18.6%, from 2002 to 2003. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses is primarily due to the development of new products that were released during the period in Wireless and Broadband, MacIntosh and Internet and a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses remained consistent at 30.3% and 30.2% for the six months ended June 30, 2003 and 2002, respectively.

     General and Administrative. General and administrative expenses were $670,000 and $622,000 in the three months ended June 30, 2003 and 2002, respectively, representing an increase of $48,000, or 7.8%, from 2002 to 2003. The increase in our general and administrative expenses is primarily due to increases in rent and other fixed costs. As a percentage of revenues, general and administrative expenses decreased to 29.3% for the three months ended June 30, 2003 from 38.5% in the three months ended June 30, 2002, primarily due to the increase in sales.

     General and administrative expenses remained consistent at $1.1 million in the six months ended June 30, 2003 and 2002, respectively. A second quarter increase in rent and other expenses was offset by the first quarter recovery of costs relating to the closure of the Oregon office in 2001. As a percentage of revenues, general and administrative expenses decreased to 27.4% for the six months ended June 30, 2003 from 31.7% in the six months ended June 30, 2002, primarily due to the increase in sales.

     Interest Income. Interest income was $9,000 and $10,000 in the three months ended June 30, 2003 and 200, respectively, representing a decrease of $1,000, or 10.0% from 2002 to 2003. The decrease in our net interest income is directly related to our lower cash balance and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities. Interest income was $16,000 and $22,000 in the six months ended June 30, 2003 and 200, respectively, representing a decrease of $6,000, or 27.3% from 2002 to 2003.

     Interest and Other Expense. Interest and other expenses were $22,000 and $24,000 the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $2,000, or 8.3%, from 2002 to 2003. Interest and other expense primarily consist of bank fees and credit card processing charges and may vary considerably from year to year. Interest and other expenses were $34,000 and $44,000 the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $10,000, or 22.7%, from 2002 to 2003.

     Provision for Income Taxes. The provision for income taxes was $0 and $4,000 in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $4,000 or 100.0% from 2002 to 2003. The provision for income taxes was $3,000 and $8,000 in the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $5,000 or 62.5% from 2002 to 2003. The income tax expense reported each year related to taxes owed on foreign sales and minimum state tax payments.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of June 30, 2003 consisted primarily of cash and cash equivalents of $3.3 million.

     Net cash used in operating activities was $426,000 in the six months ended June 30, 2003 compared to $615,000 in the comparable period of 2002. The primary operating use of cash during 2003 was the increase in accounts receivable in addition to the net loss. The primary operating use of cash in 2002 was the funding of the net loss and a reduction in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable.

     During the six months ended June 30, 2003, we used $23,000 in investing activities compared to $11,000 in the same period of 2002. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

     We received $99,000 in cash from the exercise of employee stock options during the second quarter of 2003. This was offset by $13,000 used to repurchase shares of our company stock during the first and early part of the second quarters.

     At June 30, 2003, we had $3.3 million in cash and cash equivalents and $3.5 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.4 million at June 30, 2003. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     The lease on our corporate headquarters expired at the end of March, 2003. We are currently evaluating alternative solutions for that facility and have entered into a month-to-month arrangement with our current landlord. We do not anticipate any difficulty in locating other space at a comparable lease rate, if necessary. We have non-cancelable operating leases for our other building facilities that expire on various dates through July 31, 2005 and no debt. Future minimum rental commitments for these leases consist of the following (in thousands):

Year ending December 31:
2003 (remaining 6 months)	$193
2004	241
2005	126

$560

RISK FACTORS

     Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K and any subsequent reports on Forms 10-Q And 8-K. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

     In June 2002, our common stock failed to meet the minimum bid price of $1.00 per share for 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 25, 2002, we announced that we had voluntarily submitted an application to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Our application was approved and, our common stock was listed on the Nasdaq SmallCap Market effective August 5, 2002. This change increased the grace period available for SmallCap companies that comply with the core initial listing standards of the Nasdaq SmallCap Market – that is, either net income of $750,000, stockholders’ equity of $5 million or market capitalization of $50 million. In April, 2003 our stock began trading at prices in excess of $1.00. In early May we received official notification from the Nasdaq that we had regained compliance with the continued listing requirements of the Nasdaq SmallCap Market. If however, our stock cannot maintain trading at prices over $1.00, we may again become subject to the delisting process.

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

     We operate in markets that are extremely competitive and subject to rapid changes in technology. Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems, Windows XP, Windows ME, Windows 2000, Windows 98, Windows 95 and Windows NT, may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of the Windows-based systems or other operating systems, or other vendors products, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software market, we expect significant competition from both established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

     Microsoft and many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft or other vendors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.

We depend upon a small number of customers for a significant portion of our revenues.

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all.

     Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities in any quarter would have an adverse effect on our results of operations. In addition, certain of our customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer or experience a decrease in orders from that customer or a delay in orders previously made by that customer. Further, although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.

If the adoption of new technologies and services grows more slowly than anticipated in our product planning and development, our future sales and future profits may decline.

     If the adoption of new technologies and services does grow or grows more slowly than anticipated in our planning and development, demand for certain of our products and services will be reduced. For example, our new QuickLink Mobile Wi-Fi product provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Wi-Fi allows users to seek out and select available hot spots in their area. Therefore, future sales and any future profits from this and related products are substantially dependent upon the widespread acceptance and use of Wi-Fi as an effective medium of communication by consumers and businesses.

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

     We rely on third party suppliers to provide us with services and components for our product kits. These components include: CDs; printed manuals; and boxes. We do not have long-term supply arrangements with any vendor to obtain these necessary services and components for our products. If we are unable to purchase components from these suppliers or if the CD replication services that we use do not deliver our requirements on schedule, we may not be able to deliver products to our customers on a timely basis or enter into new orders because of a shortage in components. Any delays that we experience in delivering our products to customers could impair our customer relationships and adversely impact our reputation and our business. In addition, if our third party suppliers raise their prices for components or services, our gross margins would be reduced.

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

Accordingly, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.

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

     Approximately 39.5% and 12.3% of our revenues in the six months ended June 30, 2003 and 2002, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     As of July 31, 2003, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 60.0% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

     As of July 31, 2003, we had 16,293,010 shares of common stock outstanding. Of this amount, the 9,770,670 shares held by William W. Smith, Jr. and Rhonda L. Smith is available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Certain of our officers and directors, including the Smiths, have 10b-S(1) selling plans in place. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

We may be subject to additional risks.

     The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect of business operations.

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

     In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on our consolidated financial statements as the estimated fair value of guarantees issued was not significant.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the six months ended June 30, 2003 and 2002.

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

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No.150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, we adopted SFAS No. 150 which had no material impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At June 30, 2003, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

b)	Changes in internal control over financial reporting. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of the Stockholders of the Company was held on May 20, 2003. At the Annual Meeting, the Stockholders voted as follows:

(a)	The Stockholders elected the following nominees as directors, to hold office until the 2006 Annual Meeting, or until their successors are elected and qualified. The vote was as follows:

Nominee	Votes For	Withheld Authority

Robert W. Scheussler	10,085,024	16,281
Thomas G. Campbell	10,083,624	17,681

In addition to Mr. Scheussler and Mr. Campbell, the following directors will continue to hold office: William W. Smith, Jr. Rhonda L. Smith, Gregory Szabo and William Keiper

(b)	The stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of the Company’s outstanding shares of Common Stock at any of the below exchange ratios at any time within one year after stockholder approval is obtained; once approved by the stockholders, the timing of the amendment, if at all, and the specific reverse split ratio to be effected shall be determined in the sole discretion of the Company’s Board of Directors:

Option	Votes For	Votes Against	Votes Abstained

A two-to-one reverse stock split	9,989,266	111,654	385
A three-to-one reverse stock split	9,935,720	160,100	5,485
A four-to-one reverse stock split	9,955,420	145,430	455
A five-to-one reverse stock split	9,931,110	169,690	505
A six-to-one reverse stock split	9,930,090	170,710	505
A seven-to-one reverse stock split	9,930,115	170,685	505
A eight-to-one reverse stock split	9,930,340	170,510	455

(c)	The Stockholders elected to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor of the fiscal year ending December 31, 2003 (with 10,054,334 shares voting for, 35,835 shares voting against, and 11,136 shares abstaining).

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

Exhibit No.	Exhibit Description

10.1.†	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.
10.1.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).
10.1.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

     (B)  REPORTS ON FORM 8-K

     On April 24, 2003, the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 14, 2003	By /s/ William W. Smith, Jr. William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

August 14, 2003	By /s/ Robert W. Scheussler Robert W. Scheussler Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1.†	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.
10.1.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).
10.1.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.