Form 10-Q
period 2003-09-30
SMITH MICRO SOFTWARE INC
filed 2003-11-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

YES [   ] NO [ X ]

     As of October 31, 2003, there were 16,887,126 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

               PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,313	$3,627
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $501 (2003) and $565 (2002)	563	633
Inventories, net	5	45
Prepaid expenses and other current assets	84	263

Total current assets	4,965	4,568
EQUIPMENT AND IMPROVEMENTS, net	100	220
INTANGIBLE ASSETS, net	50	224
GOODWILL	1,715	1,715
OTHER ASSETS	83	39

	$6,913	$6,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$504	$445
Accrued liabilities	546	709

Total current liabilities	1,050	1,154
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 16,887,000 and 16,227,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	17	16
Additional paid-in capital	25,635	24,787
Accumulated deficit	(19,789)	(19,191)

Net stockholders’ equity	5,863	5,612

	$6,913	$6,766

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
NET REVENUES
Products	$1,283	$1,637	$4,938	$4,447
Services	218	209	716	909

Total Net Revenues	1,501	1,846	5,654	5,356
COST OF REVENUES
Products	298	507	1,049	1,111
Services	71	110	240	660

Total Cost of Revenues	369	617	1,289	1,771

GROSS PROFIT	1,132	1,229	4,365	3,585
OPERATING EXPENSES:
Selling and marketing	364	516	1,307	1,748
Research and development	622	503	1,879	1,563
General and administrative	608	602	1,746	1,713

Total operating expenses	1,594	1,621	4,932	5,024

OPERATING LOSS	(462)	(392)	(567)	(1,439)
INTEREST INCOME	11	11	27	33
INTEREST AND OTHER EXPENSE	(21)	(14)	(55)	(58)

LOSS BEFORE INCOME TAXES	(472)	(395)	(595)	(1,464)
INCOME TAX EXPENSE (BENEFIT)		(1,070)	3	(1,062)

NET (LOSS) INCOME	$(472)	$675	$(598)	$(402)

NET (LOSS) INCOME PER SHARE, basic & diluted	$(0.03)	$0.04	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic & diluted	16,610	16,235	16,364	16,234

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(598)	$(402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	448
Provision for doubtful accounts and other adjustments to accounts receivable	122	(375)
Change in operating accounts:
Accounts receivable	(52)	2,162
Inventories	40	254
Prepaid expenses and other assets	108	108
Accounts payable and accrued liabilities	(104)	(1,560)

Net cash (used in) provided by operating activities	(138)	635
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25)	(11)

Net cash used in investing activities	(25)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	862	3
Cash used in repurchase of common stock	(13)	—

Net cash provided by financing activities	849	3

NET INCREASE IN CASH AND CASH EQUIVALENTS	686	627
CASH AND CASH EQUIVALENTS, beginning of period	3,627	3,226

CASH AND CASH EQUIVALENTS, end of period	$4,313	$3,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (received from) income taxes	$3	$(1,063)

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

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

     Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at September 30, 2003.

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to OEM customers or end users as completed products are shipped and title passes and from royalties generated as authorized customers duplicate the Company’s software. Returns from OEM customers are limited to defective goods or goods shipped in error. The Company may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. Products revenue include sales of software and related technology. The Company also provides technical support to its customers. Such costs have historically been insignificant.

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

     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. Through September 30, 2003, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 123% and 119% for grants issued in 2003 and 2002, respectively; risk-free interest rates of 2.39% to 2.87% and 3.68% to 4.47% in the nine months ended September 30, 2003 and 2002, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

	Nine Months Ended September 30,

	2003	2002

	(in thousands, except per share data)
Net Loss:
Net loss, as reported	$(598)	$(402)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215)	(176)

Pro forma net loss	$(813)	$(578)

Loss per Common Share
Basic and diluted, as reported	$(0.04)	$(0.02)
Basic and diluted, pro forma	$(0.05)	$(0.04)

     Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 1,306,000 have been excluded from diluted weighted average common shares for the three and nine month periods ended September 30, 2003. As of September 30, 2002, there were no stock options with an exercise price less than the closing market price on that date.

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

     Segment Information - The Company currently operates in two business segments: products and services. In addition, revenues are broken down into three markets, Wireless and Broadband products, Macintosh products, and Internet and Software Solutions. The Company’s Internet Solutions market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002

	(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services

Wireless & Broadband	$816	$—	$1,320	$—	$3,177	$—	$2,734	$—
MacIntosh	298		356		1,053		1,174
Internet & Software Solutions	169	218	(39)	209	708	716	539	909

Total Revenues	1,283	218	1,637	209	4,938	716	4,447	909
Cost of revenues	298	71	507	110	1,049	240	1,111	660

Gross Profit	$985	$147	$1,130	$99	$3,889	$476	$3,336	$249

     Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2003 and 2002, respectively, included three OEM customers at 27.2%, 20.6% and 12.5% in 2003 and four OEM customers at 19.4%, 17.7%, 13.5% and 10.8% in 2002. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2003 and 2002, respectively, included two OEM customers at 25.3% and 11.7% in 2003 and three OEM customers at 12.5%, 11.5% and 10.9% in 2002.

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

     Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended September 30, 2003 and 2002, there was no difference between net income (loss), as reported, and comprehensive income (loss).

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the nine months ended September 30, 2003 and 2002.

     In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations because it has no variable interest entities.

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

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an impairment test at least annually. The following table sets forth the intangible assets by major asset class:

		September 30, 2003			December 31, 2002
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

(in thousands)
Goodwill		$1,715	$—	$1,715	$1,715	$—	$1,715

Other Intangible Assets (Amortizing):
Purchased and Licensed Technology	3	$2,260	$(2,210)	$50	$2,260	$(2,036)	$224

     Aggregate amortization expense on intangible assets was approximately $174,000 for the nine months ended September 30, 2003 and $284,000 for the year ended December 31, 2002. The estimated amortization expense for acquired technology is approximately $184,000 and $40,000 for fiscal years ending December 31, 2003, and 2004, respectively, at which time all amortizing intangible assets, which existed at December 31, 2002, will be fully amortized.

     The Company’s reporting units are equivalent to its operating segments. At September 30, 2003 the amount of goodwill allocated to the products segment is $1,380,000. The amount of goodwill allocated to the services segment is $335,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as Amended, and Section 27A of the Securities Act of 1933, as Amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our subsequent reports on Forms 10-Q and 8K, that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements. You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report.

     We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on various risks and uncertainties potentially affecting our results are discussed below and are contained in publicly filed disclosures available though the SEC’s EDGAR database (http://www.sec.gov) or from our Investor Relations Department.

OVERVIEW

     Smith Micro Software, Inc. is a diversified developer and marketer of wireless communication and eBusiness software products and services. Our focus and strategy for our products and services is directed into three markets: wireless communications including Wi-Fi, eBusiness and utility software. We sell our products and services to some of the world’s leading companies as well to consumers. The proliferation of wireless technologies is providing new opportunities globally. The wireless infrastructures being implemented, such as 1xRTT, GPRS and ultimately 3G, offer wider bandwidth data services. This infrastructure combined with mobile platforms such as the basic mobile phone, notebook computing devices (“PCs”) and personal communications devices (“PDA’s”) provide opportunities for new communications software products. Our core communications technology is designed to explore and enhance this emerging wireless data market.

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

     During the first quarter of 2003, we announced our latest additions to the QuickLink family, namely Windows software solutions that take advantage of the demand for Wi-Fi (802.11) services. QuickLink Mobile Wi-Fi provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Wi-Fi allows users to seek out and select available hot spots in their area. We currently maintain OEM relationships with several companies including: Verizon, Tektronix, Hughes Network Systems, Apple, Philips Consumer Electronics, Audiovox, LGIC, and Kyocera. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (“VAR”) and OEMs.

     We also offer professional services consulting which include methodologies to help clients implement web-based projects. An extension of our eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of our sales are made direct to hardware device and personal computer manufacturers under OEM agreements. We sell communication and diagnostic utility products through independent distributors and retail channels. Our eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

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

     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes and from royalties generated as authorized customers duplicate our software, if the requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. We may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. We also provide technical support to our customers. Such costs have historically been insignificant.

     Consulting services and hosting revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

     Sales Incentives - We account for sales incentives in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). Pursuant to the consensus of Issue 01-09, the cost of sales incentives we offer without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is required to be accounted for as a reduction of revenue.

     Accounts Receivable - We sell our products worldwide. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheet.

     Long Lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. We have determined that there was no impairment at September 30, 2003.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net Revenues:
Products	85.5%	88.7%	87.3%	83.0%
Services	14.5%	11.3%	12.7%	17.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Products	19.9%	27.5%	18.6%	20.7%
Services	4.7%	6.0%	4.2%	12.3%

Total cost of revenues	24.6%	33.5%	22.8%	33.0%

Gross profit	75.4%	66.5%	77.2%	67.0%
Operating expenses:
Selling and marketing	24.3%	27.9%	23.1%	32.6%
Research and development	41.4%	27.2%	33.2%	29.2%
General and administrative	40.5%	32.6%	30.9%	32.0%

Total operating expenses	106.2%	87.7%	87.2%	93.8%

Operating loss	-30.8%	-21.2%	-10.0%	-26.8%
Interest income	0.7%	0.6%	0.5%	0.6%
Interest and other expenses	-1.4%	-0.8%	-1.0%	-1.1%

Loss before income taxes	-31.5%	-21.4%	-10.5%	-27.3%
Income tax(benefit) expense	0.0%	-58.0%	0.1%	-19.8%

Net (loss) income	-31.5%	36.6%	-10.6%	-7.5%

Three and nine months ended September 30, 2003 and 2002

Revenues

     Total net revenues were $1.5 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $345,000, or 18.7% from 2002 to 2003. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2003 and 2002, included three OEM customers at 27.2%, 20.6% and 12.5% in 2003 and four OEM customers at 19.4%, 17.7%, 13.5% and 10.8% in 2002. Total net revenues were $5.7 million and $5.4 million for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of $298,000, or 5.6% from 2002 to 2003. Sales to individual customers and their affiliates, which amounted to more than 10% of our net revenues for the nine months ended September 30, 2003 and 2002, included two OEM customers at 25.3% and 11.7% in 2003 and three OEM customers at 12.5%, 11.5% and 10.9% in 2002. If sales to these customers are reduced it could negatively affect our results of operations.

     Products. Net product revenues were $1.3 million and $1.6 million in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $354,000, or 21.6%, from 2002 to 2003. Wireless and Broadband sales decreased approximately $500,000 or 38.2% due to delays in shipments of handsets by carriers. Sales in our MacIntosh division decreased $58,000 or 16.3% reflecting a modest decline in both Apple royalties and direct sales. These declines were partially offset by an increase from our Internet Solutions Division of approximately $200,000 from the comparable period in 2002. Product revenues accounted for 85.5% of total revenues in the three months ended September 30, 2003 compared with 88.7% of total revenues in the comparable period of 2002.

     Net product revenues were $4.9 million and $4.4 million in the nine months ended September 30, 2003 and 2002, respectively, representing an increase of $491,000, or 11.0%, from 2002 to 2003. Increases in Wireless and Broadband sales in the second quarter 2003 were partially offset by a net decrease in sales from our MacIntosh and Internet & Software Solutions Divisions over the nine month period. Product revenues accounted for 87.3% of total revenues in the nine months ended September 30, 2003 compared with 83.0% of total revenues in the comparable period of 2002.

     Services. Service revenues remained consistent at $218,000 and $209,000 in the three months ended September 30, 2003 and 2002, respectively, representing an increase of $9,000 or 4.3%, from 2002 to 2003. Service revenue accounted for 14.5% of total revenues in the three months ended September 30, 2003 compared with 11.3% of total revenues in the comparable period of 2002.

     Service revenues were $716,000 and $909,000 in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $193,000 or 21.2%, from 2002 to 2003. The announcement of a new strategic direction for our Internet Solutions Division resulted in the cessation of significant Microsoft Product consulting in 2002. Service revenues accounted for 12.7% of total revenues in the nine months ended September 30, 2003 compared with 17.0% of total revenues in the comparable period of 2002.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $298,000 and $507,000 in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $209,000, or 41.2%, from 2002 to 2003. Cost of product revenue as a percentage of product revenues was 23.2% and 31.0% for 2003 and 2002, respectively. The decrease in the cost of product revenue is a direct result of decreased sales during the period. The decrease is cost of product revenues as a percentage of product revenues is a result of the change in our product mix, primarily a reduction in the number of data connection kits which include a cable.

     Cost of product revenues was $1.0 million and $1.1 million in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $62,000, or 5.6%, from 2002 to 2003, primarily due to the decrease in sales. Cost of product revenue as a percentage of product revenues was 21.2% and 25.0% for the nine months ended September 30, 2003 and 2002, respectively. The decrease is cost of product revenues as a percentage of product revenues is a result of the change in our product mix, primarily a reduction in the number of data connection kits which include a cable with an increase in download software sales which have no cost.

     Cost of Service Revenues. Cost of service revenues was $71,000 and $110,000 in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $39,000 or 35.5%, from 2002 to 2003. Cost of service revenue as a percentage of service revenues was 32.6% and 52.6% for 2003 and 2002, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The percentage and absolute dollar decrease in the cost of service revenues was primarily the result of our cost reduction measures, which consisted primarily of reductions in headcount and our continued focus on the selection process for choosing consulting opportunities and customers.

     Cost of service revenues was $240,000 and $660,000 in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $420,000 or 63.6%, from 2002 to 2003. Cost of service revenue as a percentage of service revenues was 33.5% and 72.6% for 2003 and 2002, respectively. The percentage and absolute dollar decrease in the cost of service revenues was primarily the result of our cost reduction measures discussed previously.

Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $364,000 and $516,000 in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $152,000, or 29.5%, from 2002 to 2003. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses was the result of the reduction in retail channel focus, including marketing and promotional activities. As a percentage of revenues, selling and marketing expenses decreased to 24.3% for the three months ended September 30, 2003 from 28.0% in the three months ended September 30, 2002.

     Selling and marketing expenses were $1.3 million and $1.7 million in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $441,000, or 25.2%, from 2002 to 2003. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses was the result of the reduction in retail channel focus, including marketing and promotional activities previously discussed partially offset by trade show expenses not present in 2002. As a percentage of revenues, selling and marketing expenses decreased to 23.1% for the nine months ended September 30, 2003 from 32.6% in the nine months ended September 30, 2002.

     Research and Development. Research and development expenses were $622,000 and $503,000 in the three months ended September 30, 2003 and 2002, respectively, representing an increase of $119,000, or 23.7%, from 2002 to 2003. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses is primarily due to a slight increase in headcount along with a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses increased to 41.4% for the three months ended September 30, 2003 from 27.2% in the three months ended September 30, 2002, partially due to the decrease in sales.

     Research and development expenses were $1.9 million and $1.6 million in the nine months ended September 30, 2003 and 2002, respectively, representing an increase of $316,000, or 20.2%, from 2002 to 2003. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses is primarily due to the development of new products that were released during the period in Wireless and Broadband, MacIntosh and Internet, an increase in headcount and a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses increased to 33.2% for the nine months ended September 30, 2003 from 29.2% for the nine months ended September 30, 2002.

     General and Administrative. General and administrative expenses were $608,000 and $602,000 in the three months ended September 30, 2003 and 2002, respectively, representing an increase of $6,000, or 1.0%, from 2002 to 2003. The increase in our general and administrative expenses is primarily due to increases in rent and other fixed costs. As a percentage of revenues, general and administrative expenses increased to 40.5% for the three months ended September 30, 2003 from 32.6% in the three months ended September 30, 2002, primarily due to the decrease in sales.

     General and administrative expenses remained consistent at $1.7 million in the nine months ended September 30, 2003 and 2002, respectively. A second quarter increase in rent and other expenses was offset by the first quarter recovery of costs relating to the closure of the Oregon office in 2001. As a percentage of revenues, general and administrative expenses decreased to 30.9% for the nine months ended September 30, 2003 from 32.0% in the nine months ended September 30, 2002, primarily due to the increase in sales.

     Interest Income. Interest income was constant at $11,000 in the three months ended September 30, 2003 and 2002, respectively. Interest income was $27,000 and $33,000 in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $6,000, or 18.2% from 2002 to 2003. The decrease in our net interest income is directly related to our average cash balance during the period and declining interest rates. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

     Interest and Other Expense. Interest and other expenses were $21,000 and $14,000 in the three months ended September 30, 2003 and 2002, respectively, representing an increase of $7,000, or 50.0%, from 2002 to 2003. Interest and other expense primarily consist of bank fees and credit card processing charges and may vary considerably from year to year. Interest and other expenses were $55,000 and $58,000 in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $3,000, or 5.2%, from 2002 to 2003.

     Provision for Income Taxes. The provision for income taxes was $0 in the three months ended September 30, 2003. In the three months ended September 30, 2002, we reported an income tax benefit of $1.1 million. This benefit was the result of a net operating loss carryback, which pursuant to a change in the federal tax law, allowed the Company to file for a refund of income taxes paid in 1996. The provision for income taxes was $3,000 while the income tax benefit was $1.1 million in the nine months ended September 30, 2003, and 2002, respectively. The income tax expense reported in 2003 relates to taxes owed on foreign sales and minimum state tax payments. The Company has a full valuation allowance on its net deferred tax assets.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of September 30, 2003 consisted primarily of cash and cash equivalents of $4.3 million.

     Net cash used in operating activities was $138,000 in the nine months ended September 30, 2003 compared to $635,000 provided by operations in the comparable period of 2002. The primary operating use of cash during 2003 was the net loss and a reduction in accounts payable and accrued liabilities, which were partially offset by the collection of accounts receivable. Net cash provided by operations in 2002 was primarily due to decreases in accounts receivable and the income tax refund offset by the net loss and a reduction in accounts payable and accrued liabilities.

     During the nine months ended September 30, 2003, we used $25,000 in investing activities compared to $11,000 in the same period of 2002. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

     We received $862,000 in cash from the exercise of employee stock options during the second and third quarters of 2003. This was offset by $13,000 used to repurchase shares of our common stock during the first and early part of the second quarters of 2003.

     At September 30, 2003, we had $4.3 million in cash and cash equivalents and $3.9 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $563,000 at September 30, 2003. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

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

Year ending December 31:
2003(remaining 3 months)	$120
2004	241
2005	126

$487

RISK FACTORS

Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K and any subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

If the adoption of new technologies and services grows more slowly than anticipated in our product planning and development, our future sales and profits may be negatively affected.

     If the adoption of new technologies and services does not grow or grows more slowly than anticipated in our product planning and development, demand for certain of our products and services will be reduced. For example, our new QuickLink Mobile Wi-Fi product provides notebook users with the ability to roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. Another product, QuickLink Wi-Fi, allows users to seek out and select available hot spots in their area. Therefore, future sales and any future profits from this and related products are substantially dependent upon the widespread acceptance and use of Wi-Fi as an effective medium of communication by consumers and businesses.

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

     Approximately 18.0% and 7.8% of our revenues in the nine months ended September 30, 2003 and 2002, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     As of October 31, 2003, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, beneficially owned approximately 55.1% of our outstanding shares of common stock. William W. Smith Jr. and Rhonda L. Smith are married to one another and, acting together, will have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

     As of October 31, 2003, we had 16,887,126 shares of common stock outstanding. Of this amount, the 9,310,970 shares held by William W. Smith, Jr. and Rhonda L. Smith is available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Certain of our officers and directors, may implement 10b-5(1) selling plans in the future. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the nine months ended September 30, 2003 and 2002.

     In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations because we have no variable interest entities.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, we adopted SFAS No. 150 which had no material impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At September 30, 2003, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at September 30, 2003.

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

     (B)  REPORTS ON FORM 8-K

               On July 17, 2003, the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended June 30, 2003.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 13, 2003	By /s/	William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

November 13, 2003	By /s/	Robert W. Scheussler

Robert W. Scheussler
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)