Form 10-K
period 2003-12-31
SMITH MICRO SOFTWARE INC
filed 2004-03-25
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                              For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               For the transition period from __________ to __________

Commission File Number 0-26536

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 Columbia, Suite 200, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value	Nasdaq SmallCap Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [  ] NO [ X ]

     As of June 30, 2003, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $19,300,206, based upon the closing sale price of such stock as reported on the Nasdaq SmallCap Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

     As of March 11, 2004, there were 17,044,695 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities Exchange Act of 1934, are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2003 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.

     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 1 of this report.

     All forward looking statements included in this document are based on information available to us on the date hereof. We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. BUSINESS

General

     Smith Micro Software, Inc. is a diversified developer and marketer of wireless communication and eBusiness software products and services. Our primary focus and strategy for our products and services is directed to wireless communications including Wi-Fi, as well as eBusiness and utility software. We sell our products and services to some of the world’s leading companies as well as to consumers. The proliferation of wireless technologies is providing new opportunities globally. The wireless infrastructures being implemented, such as 1xRTT, GPRS and ultimately 3G, offer wider bandwidth data services. This infrastructure combined with mobile platforms such as the basic mobile phone, notebook computing devices (“PCs”) and personal communications devices (“PDA’s”) provide opportunities for new communications software products. Our core communications technology is designed to address this emerging wireless data market.

     We manufacture, market and sell value-added wireless telephony products targeted to the original equipment manufacturers (“OEM”) market, particularly mobile phone manufacturers and wireless service providers, as well as direct to the consumer. We offer software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows CE, Pocket PC, Mac, Palm, Unix and Linux operating systems. The underlying design concept is the long-standing Smith Micro criteria of “enhancing the out-of-box experience” for the customer. Our custom engineering services bring more than 20 years of hardware and software experience, having shipped over 40 million copies of products to OEM’s seeking to better market their products by adding product features, customizing existing features and translating applications into additional languages.

     During the first quarter of 2003, we announced our latest additions to the QuickLink family, namely Windows software solutions that take advantage of the demand for Wi-Fi (802.11) services. QuickLink Mobile Wi-Fi provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Wi-Fi allows users to seek out and select available hot spots in their area. We currently maintain OEM relationships with many companies including: Verizon Wireless, Cingular Wireless, Telus, Audiovox, LGIC, Kyocera, Apple, Philips Consumer Electronics and Tektronix. Smith Micro’s complete line of products is available through direct sales, retail stores, value-added resellers (“VAR”) and OEMs. Sales to individual customers and their affiliates that amounted to more than 10% of the Company’s net revenues for 2003, include Verizon Wireless, Cingular Wireless and Apple.

     We also offer professional consulting services that help clients implement web-based projects. An extension of our eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of our sales are made direct to hardware device and personal computer manufacturers under OEM agreements. We sell communication and diagnostic utility products through independent distributors and retail channels. Our eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

     We currently operate in two business segments: products and services. We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues. See Note 7 of Notes to Consolidated Financial Statements for financial information related to our operating segments.

     During the year ended December 31, 2003, we spent $2.5 million on research and development. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies.

     Our business is primarily dependent upon the worldwide demand for wireless communications and the resulting requirements for software and connectivity kits to support this demand. During the last three years, demand for these types of products has fluctuated dramatically, and there has been a significant increase in price competition within our industry.

     We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. We make our filings with the SEC available on the Investor Relations page of our website. Information contained on our website is not a part of the Annual Report on Form 10-K.

Industry Backgrounds

     Wireless Industry - The evolving types of wireless infrastructures being implemented, such as 1xRTT, GPRS and ultimately 3G offer wider bandwidth data services. Wireless platforms include the basic cellular phone, personal computing devices (PC’s) and personal communications devices including PDA’s and handheld’s. The adoption of these new mobile and wireless communications services provides opportunities for new communications software products.

     Diagnostic/Utility Software Industry - Diagnostic and utility software products assist home or corporate users, and hardware manufacturers or service companies to identify and repair computer system related errors and problems.

     Internet Industry – Businesses and consumers are using the Internet to communicate, transact business, share information, and access vast information resources. This is driving the adoption of new technology, products and services that enhance the Internet experience. Our cross-platform (Windows, Unix, Linux and Macintosh) WebDNA™ product is targeted at this market.

     Computer Consulting Industry - A corporation’s information technology department generally evaluates whether to design, build or support computer applications internally or to contract some or all of this work to outside specialists with technical expertise. Many corporations choose to use outside consulting contractors for this work in order to focus their resources on their core competencies and avoid the time and expense required to train their own employees. Our efforts are focused on these outsourced services.

Products and Services

     The following is a list of the software products and services we offer, as well as a brief description of their principal features and functions:

Software Products
QuickLink® Mobile	Turns data capable wireless phones into wireless modems.

QuickLink® Mobile Phonebook	Enables users to be able to easily edit wireless phonebooks on a PC computer and copy, email or PIM databases to the phone.

QuickLink® Fax	Turns data capable wireless phones into wireless fax modems.

FAXstf™ X & FAXstf™ X Pro	Enables users to exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily on the Mac OS X operating environment.

HotFax® MessageCenter And HotFax®	An integrated voice, fax and data communication software program that lets users receive voice mail and exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily.

Software Products
WebDNA™	Provides the tools necessary to develop a Web site or an eBusiness site supporting Windows, Mac, Unix and Linux. Wireless WebDNA™ is an additional function that can be added to a Web site built using WebDNA™ that enables WAP capability.

CheckIt® Utilities	Provides end-users the hardware information they need to evaluate, fine-tune and manage their systems.

CheckIt® NetOptimizer™	An Internet performance utility that actually speeds up Internet usage by adjusting computer modem, port and software settings to accept data faster from the Internet.

CheckIt® 86™	Monitors web browsing traffic and blocks pop-up advertisements.

VideoLink® & VideoLink® Pro	Enables video and audio communications over the Internet, intranet or ordinary telephone lines using a standard analog modem connection.

VideoLink® Mail	Allows users to attach audio/video messages to emails as self-extracting files that can be opened by recipients without special software.

Services
Consulting	Consulting services range from supporting our WebDNA™ product to complete website design and installation consulting services.

Hosting	We maintain a network operations facility that is monitored 24 x 7 to ensure maximum uptime. We offer a broad spectrum of bandwidth and service options to customers. We host customers on our servers or house their server at our location.

Fulfillment	An extension of our eBusiness activity includes order fulfillment services for customer web stores.

Sales and Marketing

     Our products are available worldwide to customers through channels that include: original equipment manufacturers; distributors; resellers and retail. We also sell products and product upgrades over the Internet through our own web store at www.smithmicro.com.

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

     The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system, and we typically ship our products as we receive orders. An increasing percentage of our OEM revenue is derived from royalties accrued by customers that are authorized to replicate or to preload our software products.

     Our three largest OEM customers (Verizon Wireless, Cingular Wireless and Apple in 2003), and their respective affiliates, in each year, have accounted for 47.9% of our net revenues in 2003, 39.4% of our net revenues in 2002, and 23.4% of our net revenues in 2001. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers, decisions by a significant

OEM customer to substantially reduce purchases or our inability to collect receivables from these customers could have an adverse effect on our business.

     We traditionally have relatively little backlog for our OEM products at any given time, and we have not considered backlog to be a significant indicator of future performance. As of December 31, 2003, however, we reported a backlog of $1 million resulting from orders placed late in the fourth quarter but not shipped. Since we generally do not produce software in advance of anticipated orders, our revenues in any quarter are substantially dependent on orders booked in that quarter.

     We sell product directly to retail customers as well as maintain distribution relationships with independent distributors. During the period 2001 through 2003, the retail product sales mix has changed as the result of a reduced emphasis on the retail channel and a renewed focus on our direct sales as we exited the distribution channel.

     Our consulting service group assists customers in deploying and using computer operating systems, applications, and communications products. This group is a part of our Internet Software & Solutions unit and helps create enterprise-wide computing solutions for large corporate accounts.

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

Product Development

     The software industry, particularly the Internet and wireless markets, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware and silicon chip manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. In addition, we participate in software product developer programs sponsored by key industry companies such as Microsoft and Apple. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. Research and development expenditures amounted to $2.5 million, $2.2 million and $3.0 million for the years ended December 2003, 2002 and 2001, respectively.

Manufacturing

     Our software is sold in several forms. We offer a package or kit that may include: CD-ROM(s) for product and hardware-specific drivers; a cable; a manual; and certain other documentation or marketing material. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s and pay a royalty based on usage. This method of sale does not require us to provide a CD or manual. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer’s hard drive. With the corporate sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

     Our product development groups produce a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. The manufacturing steps that are subcontracted to outside vendors include the replication of CD-ROM’s and the printing of documentation materials. Assembly of the final package is completed by an outside vendor or in our Aliso Viejo, California facility.

Competition

     The markets in which we operate are highly competitive and subject to rapid changes in technology. Rapidly changing technology combined with relatively low barriers to entry in the communication software market is constantly creating new opportunities, and we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as the emerging mobile, wireless and Internet markets evolve. We compete with other software vendors for access to distribution channels and the attention of customers as well as in our efforts to acquire technology and qualified personnel.

     We believe that the principal competitive factors affecting the communication software market include: product features, ease of use, customization to customer-specific needs, product quality, price, customer service and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability. We face competition from Microsoft due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating system, Windows. Microsoft represents a significant competitive threat to all personal computer software vendors, including us.

     Many existing and potential OEM customers have technological capabilities to develop products that compete directly with our products. In such event, these customers may discontinue purchases of our products. Our future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communication software from us rather than design and develop their own software. Because our customers are not contractually obligated to purchase any of our products, they may cease to rely, or fail to expand their reliance, on us as a source for communication software in the future.

Proprietary Rights and Licenses

     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure and patent, copyright and trademark law that may afford only limited protection. As of December 31, 2003, four currently effective U.S. patents have been issued since December 1997 and three patent applications are currently pending. These patents provide generalized protection to our intellectual property base, and we will continue to apply for various patents and trademarks in the future.

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

Employees

     As of December 31, 2003, we had a total of fifty-five employees: twenty-six engaged in engineering; ten in management and administration; nine in sales and marketing; seven in customer support; and three in manufacturing. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

RISK FACTORS

     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

     A large portion of our operating expenses, including rent, depreciation and amortization is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

     Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

     Approximately 14.8%, 15.1% and 10.1% of our revenues in the years ended December 31, 2003, 2002 and 2001, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	difficulties in collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

     These conditions may increase our cost of doing business. Moreover, as our customers are adversely affected by these conditions, our business with them may be disrupted and our results of operations could be adversely affected.

Because we typically operate with little or no backlog, our ability to predict our revenues and operating results is extremely limited.

     We normally operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers’ actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are generally dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. As of December 31, 2003, we reported a backlog of $1 million. However, because we generally do not produce software in advance of anticipated orders, this atypical backlog does not indicate similar future results.

We depend upon a small number of customers for a significant portion of our revenues.

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. In 2003, our three largest OEM customers accounted for 47.9% of our net revenues.

     Our customers may acquire products from our competitors or develop their own products that compete directly with ours. Any substantial decrease or delay in our sales to one or more of these entities in any quarter would have an adverse effect on our results of operations. In addition, certain of our customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major customers engages in an acquisition in the future, it could change its current purchasing habits. In that event, we could lose the customer, or experience a decrease in orders from that customer or a delay in orders previously made by that customer. Further, although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.

Competition within our product markets is intense and includes numerous established competitors, which could negatively affect our revenues.

     We operate in markets that are extremely competitive and subject to rapid changes in technology. Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of the Windows-based systems or other operating systems, or other vendors products, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software market, we expect significant competition from both established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

     Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers’ changing demands, keep up with evolving industry standards, including changes in the Microsoft operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers. If our software markets do not develop as we anticipate, or our products do not gain widespread acceptance in these markets or if we are unable to develop new versions of our software products that can operate on future operating systems, our business, financial condition and results of operations could be materially and adversely affected.

Delays or failure in deliveries from our component suppliers could cause our net revenues to decline and harm our results of operations.

     We rely on third party suppliers to provide us with services and components for our product kits. These components include: CDs; cables; printed manuals; and boxes. We do not have long-term supply arrangements with any vendor to obtain these necessary services and components for our products. If we are unable to purchase components from these suppliers or if the CD replication services that we use do not deliver our requirements on schedule, we may not be able to deliver products to our customers on a timely basis or enter into new orders because of a shortage in components. Any delays that we experience in delivering our products to customers could impair our customer relationships and adversely impact our reputation and our business. In addition, if our third party suppliers raise their prices for components or services, our gross margins would be reduced.

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

     In June 2002, our common stock failed to meet the minimum bid price of $1.00 per share for 30 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. Accordingly, in mid-2002, we voluntarily transferred from the Nasdaq National Market to the Nasdaq SmallCap Market thereby allowing us additional time to comply with the core initial listing standards of the Nasdaq SmallCap Market. In April 2003, our stock began trading at prices in excess of $1.00 and in early May we received official notification from the Nasdaq that we had regained compliance with the continued listing requirements of the Nasdaq SmallCap Market. If however, our stock cannot maintain trading at prices over $1.00, we may again become subject to the delisting process.

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

     Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We do not have employment agreements with our key employees that govern the length of their service. The loss of the services of our key employees would materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our communication software products as well those in our highly specialized consulting business. Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, consulting services, marketing, service and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally would have an adverse effect on our business, financial condition and results of operations. Additionally, retaining key employees during restructuring efforts is critical to our company’s success.

We may need to raise additional capital in the future through the issuance of additional equity, or convertible debt securities or by borrowing money, in order to meet our capital needs. Additional funds may not be available on terms acceptable to us to allow us to meet our capital needs.

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

     As of March 11, 2004, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the

Board of our company, and Rhonda L. Smith, the Secretary, Treasurer and Vice-Chairman of the Board of our company, combined beneficially owned approximately 54.4% of our outstanding shares of common stock. Acting together, they would have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

     As of March 11, 2004, we had 17,044,695 shares of common stock outstanding. Of this amount, the combined 9,276,970 shares held by William W. Smith, Jr. and Rhonda L. Smith are available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Certain of our officers and directors, may implement 10b-5(1) selling plans in the future. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

Item 2. PROPERTIES

     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 28,500 square feet of space. We have leased this facility on a monthly basis since April 1, 2003. We are currently evaluating alternatives for the Aliso Viejo facility. We operate both our products and services reporting segments within this facility.

     We also have a facility of approximately 3,000 square feet in Lee’s Summit, Missouri, pursuant to a lease that expires August 31, 2004. During 2003, we terminated leases in San Diego, California and Beaverton, Oregon.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2003:
First Quarter	$0.75	0.42
Second Quarter	5.23	0.45
Third Quarter	4.87	2.50
Fourth Quarter	4.08	1.77
YEAR ENDED DECEMBER 31, 2002:
First Quarter	1.65	0.90
Second Quarter	1.19	0.60
Third Quarter	0.71	0.30
Fourth Quarter	0.90	0.17

     On March 11, 2004, the closing sale price for our common stock as reported by Nasdaq was $2.69.

Holders

     As of March 11, 2004, there were approximately 152 holders of record of our common stock based on information provided by our transfer agent.

Dividends

     We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

     None.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net Revenues:
Products	$6,291	$6,029	$6,945	$10,884	$8,841
Services	925	1,102	2,544	2,595

Total Net Revenues	7,216	7,131	9,489	13,479	8,841
Cost of Revenues:
Products	1,350	1,420	1,880	2,499	2,476
Services	321	782	2,048	$1,150

Total Cost of Revenues	1,671	2,202	3,928	3,649	2,476

Gross profit	5,545	4,929	5,561	9,830	6,365
Operating expenses:
Selling and marketing	1,666	2,175	4,571	5,319	4,276
Research and development	2,506	2,162	2,997	4,041	3,826
General and administrative	2,258	2,316	3,734	3,985	3,923
Restructuring Costs			380

Total operating expenses	6,430	6,653	11,682	13,345	12,025

Operating loss	(885)	(1,724)	(6,121)	(3,515)	(5,660)
Interest Income	37	45	199	482	502
Interest and Other Expense	(72)	(71)	(113)	(68)	(55)

Loss before income taxes	(920)	(1,750)	(6,035)	(3,101)	(5,213)
Income tax expense (benefit)	3	(1,062)	90	54	888

Net loss	$(923)	$(688)	$(6,125)	$(3,155)	$(6,101)

Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.38)	$(0.20)	$(0.40)

Weighted average shares, basic and diluted	16,511	16,235	16,232	15,984	15,292

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$6,587	$6,766	$9,257	$15,314	$15,929
Total liabilities	997	1,154	2,955	2,887	2,097
Accumulated deficit	(20,114)	(19,191)	(18,503)	(12,378)	(9,223)
Total stockholders’ equity	5,590	5,612	6,302	12,427	13,832

     The table above sets forth our selected consolidated financial data. We derived this information from the consolidated financial statements of Smith Micro for each of the five years in the period ended December 31, 2003.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

     Our business model is based primarily upon the design, production and sale of software and connectivity kits for use with wireless communication networks worldwide. Our products are utilized with major wireless networks throughout the world that support data communications through the use of cell phones or other wireless communication devices such as PC cards. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers to offer wireless PC data connectivity to their wireless networks.

     Our business is primarily dependent upon the demand for wireless communications and the corresponding requirements for software and connectivity kits to support this demand. During the last three years, demand for these types of products has fluctuated dramatically, and there has been a significant increase in price competition within our industry. These factors have led to swings in our revenues and contributed to the operating losses reported in our financial results.

     We continue to invest in research and development of wireless software products, and we believe that we have one the industry’s leading wireless product lines in terms of performance and features. We believe that our “out-of-the-box” design technology further differentiates for our products.

     We also sell eBusiness and utility software and professional consulting services related to eBusiness applications.

     During 2003, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow while striving to achieve profitability. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.

Results of Operations

     The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Net Revenues:
Products	87.2%	84.6%	73.2%
Services	12.8%	15.4%	26.8%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Products	18.7%	19.9%	19.8%
Services	4.5%	11.0%	21.6%

Total cost of revenues	23.2%	30.9%	41.4%

Gross profit	76.8%	69.1%	58.6%
Operating expenses:
Selling and marketing	23.1%	30.5%	48.2%
Research and development	34.7%	30.3%	31.6%
General and administrative	31.3%	32.5%	39.3%
Restructuring			4.0%

Total operating expenses	89.1%	93.3%	123.1%

Operating loss	-12.3%	-24.2%	-64.5%
Interest income	0.5%	0.6%	2.1%
Interest and other expense	-1.0%	-1.0%	-1.2%

Loss before income taxes	-12.8%	-24.6%	-63.6%
Income tax expense (benefit)	0.0%	-15.0%	1.0%

Net loss	-12.8%	-9.6%	-64.6%

Revenues

     Total net revenues were $7.2 million, $7.1 million and $9.5 million in 2003, 2002 and 2001, respectively, with only a minor increase of $85,000, or 1.2%, from 2002 to 2003 and a decrease of $2.4 million, or 24.9%, from 2001 to 2002.

     We currently operate in two business segments: products and services. In addition, revenues are broken down into three markets, Wireless and Broadband products, Macintosh products and Internet & Software Solutions. Our Internet Solutions market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2003		2002		2001
	Products	Services	Products	Services	Products	Services
Wireless & Broadband	$4,005	$—	$3,768	$—	$3,964	$—
Macintosh	1,365		1,508		1,364
Internet & Software Solutions	921	925	753	1,102	1,617	2,544

Total Revenues	6,291	925	6,029	1,102	6,945	2,544
Cost of revenues	1,350	321	1,420	782	1,880	2,048

Gross Profit	$4,941	$604	$4,609	$320	$5,065	$496

     Products. Net revenues from sales of products were $6.3 million, $6.0 million and $6.9 million for 2003, 2002 and 2001, respectively, representing an increase of $262,000 or 4.4% from 2002 to 2003 and a decrease of $916,000 or 13.2% from 2001 to 2002. Product revenues accounted for 87.2% of total revenues in 2003, 84.6% of total revenues in 2002 and 73.2% of total revenues in 2001. The primary change in our product revenue from 2001 to 2002 is the result of a reduced emphasis on the retail channel. Internet & Software Solutions revenues were down reflecting the reduction of retail product sales. Product revenues from 2002 to 2003, while fairly flat, reflect a significant change from core fax technology products to new wireless communications products for Wireless & Broadband.

     We traditionally have relatively little backlog for our OEM products at any given time and we have not considered backlog to be a significant indicator of future performance. As of December 31, 2003 however, we reported a backlog of $1 million resulting from orders placed late in the fourth quarter and not shipped. Since we generally do not produce software in advance of anticipated orders our revenues in any quarter are substantially dependent on orders booked in that quarter.

     Services. Consulting services revenues were $925,000, $1.1 million and $2.5 million in 2003, 2002 and 2001, respectively, representing a decrease of $177,000 or 16.1% from 2002 to 2003 and a decrease of $1.4 million or 56.7% from 2001 to 2002. Services revenue accounted for 12.8% of total revenues in 2003, 15.4% of total revenues in 2002 and 26.8% of total revenues in 2001. The decrease in service revenue is due to the reduction in consulting services, which was announced in the first quarter of 2002, due to the decrease in demand for such services.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $1.4 million, $1.4 million and $1.9 million in 2003, 2002 and 2001, respectively, remaining constant in 2002 and 2003 and with a decrease of $460,000 or 24.5% from 2001 to 2002. The cost of product revenue as a percentage of product revenue was 21.5% in 2003, 23.6% in 2002 and 27.1% in 2001. During the period 2001 through 2003, the cost of product revenue has moved from being heavily retail product driven to primarily wireless software kit related. Software kits often contain a hardware element, such as a cable, which result in slightly lower margins.

     Cost of Service Revenues. Cost of service revenues was $321,000, $782,000 and $2.0 million in 2003, 2002 and 2001, respectively, representing a decrease of $461,000, or 59.0% from 2002 to 2003 and a decrease of $1.3 million, or 61.8% from 2001 to 2002. Cost of service revenues includes the cost of our consulting personnel and the cost of any outside consultants contracted to support our staff. The decrease in the cost of service revenues was due to headcount reductions related to the elimination of selected Microsoft products consulting services announced in the first quarter of 2002. Cost of service revenues as a percentage of service revenues was 34.7% in 2003, 71.0% in 2002 and 80.5% in 2001. The decrease as a percentage of sales is primarily due to the discontinuance of low margin consulting services related to Microsoft products, which was 84.6% of service revenues in 2001.

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Years Ended December 31,
	2003		2002		2001
Operating expenses:
Selling and marketing	$1,666	23.1%	$2,175	30.5%	$4,571	48.2%
Research and development	2,506	34.7%	2,162	30.3%	2,997	31.6%
General and administrative	2,258	31.3%	2,316	32.5%	3,734	39.3%
Restructuring	—		—		380	4.0%

Total operating expenses	$6,430	89.1%	$6,653	93.3%	$11,682	123.1%

     Selling and Marketing. Selling and marketing expenses were $1.7 million, $2.2 million and $4.6 million in 2003, 2002 and 2001, respectively, representing decreases of $509,000 or 23.4%, from 2002 to 2003 and $2.4 million or 52.4%, from 2001 to 2002. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in these costs is attributable to cost reduction measures in all the above expense areas as implemented by management, and a reduced emphasis on retail channel marketing activities in 2003 and 2002 as compared to 2001. Advertising expenses were $95,000, $276,000 and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Research and Development. Research and development expenses were $2.5 million, $2.2 million and $3.0 million in 2003, 2002 and 2001, respectively, representing an increase of $344,000, or 15.9%, from 2002 to 2003 and a decrease of $835,000, or 27.9%, from 2001 to 2002. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses in the current year was primarily due to the development of new wireless and Macintosh products that were released during the year, an increase in headcount and a refocus of engineering resources from consulting projects to development. These increases were offset in prior years by cost reduction efforts implemented by management, primarily headcount related, in 2001 and 2002.

     General and Administrative. General and administrative expenses were $2.3 million, $2.3 million and $3.7 million in 2003, 2002 and 2001, respectively. The decrease of $1.4 million, or 38.0%, from 2001 to 2002, is due to decreased bad debt expense of approximately $600,000 and the cessation of goodwill amortization of $522,000. The decrease was also due to reductions in compensation and professional services implemented by management. General and administrative costs in 2003 have been fairly consistent as we have aligned our general and administrative cost base with current revenues.

     Restructuring Costs. In the second quarter of 2001, we began implementing a restructuring plan to consolidate facilities and reduce personnel costs. The plan was fully implemented by December 31, 2001. Total expenses related to the restructuring amounted to $380,000, consisting of facility closure costs of $230,000 and employee severance costs of $150,000. These reductions were made to correlate with revised revenue forecasts. As of December 31, 2003, all amounts have been paid.

     Interest Income. Interest income was $37,000, $45,000 and $199,000 in 2003, 2002 and 2001, respectively, representing decreases of $8,000 or 17.8%, from 2002 to 2003 and $154,000 or 77.4%, from 2001 to 2002. The decrease in our interest income is directly related to the fluctuations in our cash balances during the periods and declining interest rates. We have not changed our investment strategy during the periods being reported, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this report.)

     Interest and Other Expense. Interest and other expenses were $72,000, $71,000 and $113,000 in 2003, 2002 and 2001, respectively, representing an increase of $1,000, or 1.4%, from 2002 to 2003 and a decrease of $42,000, or 37.2%, from 2001 to 2002. Interest and other expense primarily consist of bank fees and credit card processing charges. The decrease from 2001 primarily relates to the reduction in retail revenue and associated credit card charges.

     Provision for Income Taxes. In the years ended December 31, 2003 and December 31, 2001, we reported a provision for income taxes in the amounts of $3,000 and $90,000, respectively. In the year ended December 31, 2002, we reported an income tax benefit in the amount of $1.1 million. This benefit is the result of a net operating loss carry-back, which, pursuant to a change in federal tax law, allowed us to file for a refund of income taxes paid in 1996. Prior to the tax law change such amount was included in the net operating loss carry-forward, which had carried a full valuation allowance. The provision in 2003 consists of minimum payments for state taxes. The provision for income taxes in 2001 is primarily due to taxes on foreign income, which may vary significantly from year to year. We completed a tax audit during the first quarter of 2001, resulting in a payment of $127,000. The payment was offset by foreign tax credits in the amount of $69,000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through cash generated from operations and from net proceeds of $18.1 million generated by our initial public offering in 1995. Our principal source of liquidity as of December 31, 2003 consisted of cash and cash equivalents of $3.7 million.

     Net cash used in operations was $767,000 in 2003 compared with net cash provided by operations of $426,000 in 2002. This difference in operating cash flows is primarily due to the lower net loss in 2002, which includes the effect of a significant income tax refund. Additionally, accounts receivable decreased dramatically in 2002 as a result of improved collections and a decrease in shipments to retail distributors but increased slightly in 2003. In 2002, this was partially offset by a decrease in accounts payable and accrued liabilities as a result of cost cutting measures implemented by management.

     Cash flows used in investing activities were $39,000 in 2003 and $23,000 in 2002, related to investments in property and equipment, including computers and production equipment.

     Cash flows from financing activities were $901,000 in 2003. This was the result of stock options being exercised by employees, net of cash used in the first quarter to repurchase Company stock. Cash flows from financing activities were insignificant in 2002.

     At December 31, 2003, we had $3.7 million in cash and cash equivalents and $3.7 million of working capital. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     We are currently in the process of renegotiating a long-term facility lease to replace the lease on our corporate headquarters, which expired at the end of March 2003. We have a non-cancelable operating lease for our facility in Lee’s Summit, Missouri that expires in August 2004.

     As of December 31, 2003, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
Operating Lease Obligations	$30	$30
Purchase Obligations	170	170

Total	$200	$200	$0	$0	$0

     During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, we have made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Critical Accounting Policies

     Our discussion and analysis of results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that the estimates appropriately reflect changes in our business or new information as it becomes available.

     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as: completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves.

     We may permit reseller customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. Product sales directly to end users are recognized upon delivery. End users have a thirty day right of return, but such returns have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

     Service revenues include sales of consulting services, website hosting and fulfillment. We recognize service revenues as services are provided or as milestones are delivered and accepted by our customers.

     Accounts Receivable – We sell our products worldwide. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers. We estimate credit losses and maintain a bad debt reserve based upon these estimates. While such credit losses have historically been within our estimated reserves, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements.

     Goodwill – We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2003. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.

     Deferred Income Taxes - We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently have a full valuation allowance on our deferred tax assets. To the extent that it becomes more likely than not that we will recover such assets, we would be required to reverse some or all of the valuation allowance.

Recent Accounting Pronouncements

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

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the years ended December 31, 2003 and 2002 (see Notes 1 and 9) and also provided the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. We adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no SPE’s.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. At December 31, 2003, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2003.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:
2003	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$1,867	$2,286	$1,501	$1,562
Gross Profit	1,462	1,771	1,132	1,180
Operating (Loss) Income	(242)	137	(462)	(318)
Net (Loss) Income	$(250)	$124	$(472)	$(325)
Net (Loss) Income Per Share, Basic	$(0.02)	$0.01	$(0.03)	$(0.02)
Weighted Average Shares Outstanding, Basic	16,223	16,257	16,610	16,946
Net (Loss) Income Per Share, Diluted	$(0.02)	$0.01	$(0.03)	$(0.02)
Weighted Average Shares Outstanding, Diluted	16,223	17,822	16,610	16,946

	Three Months Ended:
2003	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$1,893	$1,617	$1,846	$1,775
Gross Profit	1,124	1,232	1,229	1,344
Operating Loss	(570)	(477)	(392)	(285)
Net (Loss) Income	$(582)	$(495)	$675	$(286)
Net (Loss) Income Per Share, Basic and Diluted	$(0.04)	$(0.03)	$0.04	$(0.01)
Weighted Average Shares Outstanding Basic and Diluted	16,232	16,235	16,235	16,235

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A. CONTROLS AND PROCEDURES

     (a)      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information related to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

     (b)      Changes in Internal Controls. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders currently expected to be held on May 25, 2004 (“the Proxy Statement”).

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers as of February 13, 2004.

Name	Age	Position
William W. Smith, Jr.	56	Chairman of the Board, President and Chief Executive Officer

Rhonda L. Smith	53	Vice-Chairman of the Board, Secretary and Treasurer

Robert W. Scheussler	57	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director

David P. Sperling	35	Vice President and Chief Technical Officer

     Mr. Smith co-founded Smith Micro and has served as our Chairman of the Board, President and Chief Executive Officer since inception in 1982. Mr. Smith was employed by Rockwell International Corporation in a variety of technical and management positions from 1975 to 1984. Mr. Smith served with Xerox Data Systems from 1972 to 1975 and RCA Computer Systems Division from 1969 to 1972 in mainframe sales and pre-sale technical roles. Mr. Smith received a B.A. in Business Administration from Grove City College.

     Ms. Smith co-founded Smith Micro and serves as our Vice-Chairman of the Board, Secretary and Treasurer. She also served as Executive Vice President and Chief Operating Officer from inception until August 1998. Ms. Smith holds an A.A. from Orange Coast College and she attended California State University Long Beach, majoring in Business Administration.

     Mr. Scheussler joined us in May 1995 and has served as our Chief Operating Officer since September 1999 and as our Chief Financial Officer since June 2001. Mr. Scheussler served as Senior Vice President-Engineering and Chief Technical Officer from May 1995 until September 1999. From May 1995 to April 1997, he was also Vice President of Operations. From February 1996 to the present, Mr. Scheussler has been a member of our Board of Directors. Prior to joining us, from June 1973 to May 1995 Mr. Scheussler held positions with Rockwell International Corporation, most recently as the Director-Architecture and Technology at its Information Systems Center. Mr. Scheussler holds a B.S. in Industrial Engineering from Pennsylvania State University and an M.S. in Operations Research from Polytechnic University in New York. He also completed the Executive Program at Stanford University.

     Mr. Sperling joined us in April 1989 and has been our Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position from Mr. Scheussler in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has three patents pending for various telephony and Internet technologies. Mr. Sperling earned a B.S. degree in Computer Science from the University of California, Irvine.

     Officers are elected by, and serve at the discretion of, the Board of Directors. William W. Smith Jr. and Rhonda L. Smith are husband and wife, but are legally separated pending dissolution of their marriage. There is no other family relationship among the Company’s officers or directors.

     Other information required by this section is incorporated by reference from the information in the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” appearing in our Proxy Statement.

     We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, our principal financial officer, and all members of our finance department performing similar functions. Our Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. In the event of an amendment to, or a waiver from, certain provisions of our Code of Ethics, we intend, to the extent possible, to satisfy Form 8-K disclosure requirements by disclosing this information on our website at www.smithmicro.com.

Item 11. EXECUTIVE COMPENSATION

     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled “Ownership of Securities” appearing in our Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

     The following table provides information as of December 31, 2003 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

		Weighted
	Number of Shares to	Average Exercise	Number of Shares
	be Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available for Future
(In thousands, except per share amounts)	Outstanding Options	Options	Issuance
Equity Compensation Plan Approved by Shareholders (1)	1,911	$1.62	1,486
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	1,911	$1.62	1,486

(1)	Consists of the 1995 Stock Option/Stock Issuance Plan

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item will be contained in our Proxy Statement under the heading “Related Party Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The response to this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Auditors – Principal Accountant Fees and Services” and is incorporated herein by reference.

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

Page
Independent Auditors’ Report on Schedule	S-1
Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003.	S-2

     (3) Exhibits

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

Exhibit
No.	Title	Method of Filing
10.3	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096.

10.3.1	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096.

10.3.2	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096.

10.3.3	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096.

10.3.4	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.3.5	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Filed herewith

14.1.1	Attachment 1 to Code of Ethics	Filed herewith

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Independent Auditors’ Consent.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
No.	Title	Method of Filing
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

     (b) Exhibits on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 23, 2003 in connection with the earnings release for the fiscal quarter ended September 30, 2003.

     (c) Exhibits

     The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

     (d) Financial Statement Schedules

     The Financial Statement Schedules required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 25, 2004	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2004	By:	/s/ Robert W. Scheussler

Robert W. Scheussler,
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr.	Chairman of the Board,
President and Chief Executive Officer
William W. Smith, Jr.	(Principal Executive Officer)	March 25, 2004

/s/ Rhonda L. Smith	Vice-Chairman of the Board,
Secretary, Treasurer and
Rhonda L. Smith	Director	March 25, 2004

/s/ Robert W. Scheussler	Senior Vice President, Chief Operating Officer, Chief
Financial Officer and Director (Principal Financial and
Robert W. Scheussler	Accounting Officer)	March 25, 2004

/s/ Thomas G. Campbell
	Director	March 25, 2004
Thomas G. Campbell

/s/ Gregory J. Szabo
	Director	March 25, 2004
Gregory J. Szabo

/s/William C. Keiper
	Director	March 25, 2004
William C. Keiper

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
  Smith Micro Software, Inc.:

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 22, 2004

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(In thousands, except share and per share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,722	$3,627
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $33 (2003) and $565 (2002)	741	633
Inventories, net	22	45
Prepaid expenses and other current assets	204	263

Total current assets	4,689	4,568
EQUIPMENT AND IMPROVEMENTS, net	70	220
INTANGIBLE ASSETS, net	40	224
GOODWILL	1,715	1,715
OTHER ASSETS, net	73	39

	$6,587	$6,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$538	$445
Accrued liabilities	459	709

Total current liabilities	997	1,154
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 17,011,000 and 16,227,000 shares issued and outstanding	17	16
Additional paid-in capital	25,687	24,787
Accumulated deficit	(20,114)	(19,191)

Net stockholders’ equity	5,590	5,612

	$6,587	$6,766

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003
(In thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
NET REVENUES:
Products	$6,291	$6,029	$6,945
Services	925	1,102	2,544

Total Net Revenues	7,216	7,131	9,489
COST OF REVENUES:
Products	1,350	1,420	1,880
Services	321	782	2,048

Total Cost of Revenues	1,671	2,202	3,928

GROSS PROFIT	5,545	4,929	5,561
OPERATING EXPENSES:
Selling and marketing	1,666	2,175	4,571
Research and development	2,506	2,162	2,997
General and administrative	2,258	2,316	3,734
Restructuring			380

Total operating expenses	6,430	6,653	11,682

OPERATING LOSS	(885)	(1,724)	(6,121)
INTEREST INCOME	37	45	199
INTEREST AND OTHER EXPENSE	(72)	(71)	(113)

LOSS BEFORE INCOME TAXES	(920)	(1,750)	(6,035)
INCOME TAX EXPENSE (BENEFIT)	3	(1,062)	90

NET LOSS	$(923)	$(688)	$(6,125)

NET LOSS PER SHARE, basic & diluted	$(0.06)	$(0.04)	$(0.38)

WEIGHTED AVG SHARES OUTSTANDING, basic & diluted	16,511	16,235	16,232

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003
(In thousands)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, January 1, 2001	16,232	$16	$24,789	$(12,378)	$12,427
Net loss				(6,125)	(6,125)

BALANCE, December 31, 2001	16,232	16	24,789	(18,503)	6,302
Exercise of common stock options	3		3		3
Repurchase and retirement of common stock	(8)		(5)		(5)
Net loss				(688)	(688)

BALANCE, December 31, 2002	16,227	16	24,787	(19,191)	5,612
Exercise of common stock options	808	1	913		914
Repurchase and retirement of common stock	(24)		(13)		(13)
Net loss				(923)	(923)

BALANCE, December 31, 2003	17,011	$17	$25,687	$(20,114)	$5,590

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003
(In thousands)

	Years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(923)	$(688)	$(6,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	410	605	1,255
Provision for doubtful accounts and other adjustments to accounts receivable	132	486	1,412
Change in operating accounts:
Accounts receivable	(240)	1,605	614
Inventories	23	250	43
Prepaid expenses and other assets	(12)	(31)	(118)
Accounts payable and accrued liabilities	(157)	(1,801)	68

Net cash (used in) provided by operating activities	(767)	426	(2,851)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39)	(23)	(101)

Net cash used in investing activities	(39)	(23)	(101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	914	3
Cash used in repurchase of common stock	(13)	(5)

Net cash provided by (used in) financing activities	901	(2)

NET CHANGE IN CASH & CASH EQUIVALENTS	95	401	(2,952)
CASH AND CASH EQUIVALENTS, beginning of year	3,627	3,226	6,178

CASH AND CASH EQUIVALENTS, end of year	$3,722	$3,627	$3,226

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)
(In thousands)

		December 31,
	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid (received) during the year for income taxes	$3	$(1,062)	$155

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smith Micro Software, Inc. and subsidiaries (the “Company”) is a diversified developer and marketer of wireless communication and eBusiness software products and services. We manufacture, market and sell value-added wireless telephony products targeted to the original equipment manufacturers (“OEM”) market, particularly mobile phone manufacturers and wireless service providers, as well as direct to the consumer. We offer software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows CE, Pocket PC, Mac, Palm, Unix and Linux operating systems. We also offer professional consulting services that help clients implement web-based projects. An extension of our eBusiness activity includes the offering of fulfillment services for customer web stores. A portion of our sales are made direct to hardware device and personal computer manufacturers under OEM agreements. We sell communication and diagnostic utility products through independent distributors and retail channels. Our eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

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

Accounts Receivable - The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s expectations. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and have also been within management’s expectations.

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2003.

Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, the Company is no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. Total amortization expense related to goodwill was $522,000 for fiscal year 2001. Had the non-amortization provisions of SFAS 142 been in effect for fiscal year 2001, the net loss would have been reduced by $0.03 per share to $5,603,000 or $0.35 per share. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at December 31, 2003.

Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collection is probable. The Company recognizes revenues from sales of its software to OEM customers or end users as: completed products are shipped and title passes: or from royalties generated as authorized customers duplicate its software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves.

The Company may permit reseller customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. Product sales directly to end users are recognized upon delivery. End users have a thirty day right of return, but such returns have

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.

Service revenues include sales of consulting services, web site hosting and fulfillment. Service revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2003, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

Sales Incentives - Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product, effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $95,000, $276,000 and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 125%, 133% and 167% for grants issued in 2003, 2002 and 2001, respectively; risk-free interest rates, ranging from 2.39% to 2.89%, 2.65% to 4.47% and 3.91% to 4.93% for 2003, 2002 and 2001, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2003, 2002 and 2001 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

	Year Ended December 31,
	2003	2002	2001
(in thousands, except per share data)
Net Loss:
Net loss, as reported	$(923)	$(688)	$(6,125)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(286)	(240)	(339)

Pro forma net loss	$(1,209)	$(928)	$(6,464)

Loss per Common Share
Basic and diluted, as reported	$(0.06)	$(0.04)	$(0.38)
Basic and diluted, pro forma	$(0.07)	$(0.06)	$(0.40)

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 955,000, 444,000 and 65,000 have been excluded from diluted weighted average common shares for the years ended December 31, 2003, 2002 and 2001, respectively.

Fulfillment Services - The Company currently holds approximately $500,000 of consigned inventory from a customer, which is used to fulfill orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheet. In addition, the Company receives cash for fulfillment orders, which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis as the amounts are held for the benefit of this fulfillment customer.

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

Comprehensive Income - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2003, 2002 and 2001, there was no difference between net loss and comprehensive loss.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.

New Accounting Pronouncements - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has followed the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

2.	EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$753	$913
Leasehold improvements	304	304
Office furniture and fixtures	111	111

	1,168	1,328
Less accumulated depreciation and amortization	(1,098)	(1,108)

	$70	$220

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the acquired intangible assets by major asset class:

	Useful	December 31, 2003			December 31, 2002
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,220)	$40	$2,260	$(2,036)	$224

Aggregate amortization expense on intangible assets was approximately $184,000 and $284,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense in 2004 will be $40,000 at which time all amortizing intangible assets that exist at December 31, 2003 will be fully amortized.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

The carrying amount of the Company’s goodwill was $1,715,000 as of December 31, 2003 and 2002. The Company’s reporting units are equivalent to its operating segments. At December 31, 2003 and 2002, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Salaries and benefits	$432	$416
Accrued lease payments (restructuring costs)		139
Royalties	18	43
Other	9	111

	$459	$709

5.	INCOME TAXES

A summary of the income tax expense (benefit) is as follows (in thousands):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

	Year ended December 31,
	2003		2002	2001
Current:
Federal	$		$(1,071)	$57
State		3	3	3
Foreign			6	30

		3	(1,062)	90

Deferred:
Federal		(324)	507	(2,295)
State		(22)	(93)	(290)
Change in valuation allowance		346	(414)	2,585

		0	0	0

		$3	$(1,062)	$90

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate (35%) to the loss before income taxes is as follows:

	December 31,
	2003	2002	2001
Federal statutory rate	(35)%	(35)%	(35)%
State tax, net of federal benefit			1
Nondeductible expense related to acquired intangibles	(2)	1	2
Other	2	1	2
Federal benefit for NOL carryback law change		(61)
Change in valuation allowance	35	33	32

	0%	(61)%	2%

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Various reserves	$60	$298
Nondeductible accruals	68	203
State taxes	(539)	1
Prepaid expenses	(71)	(575)
Credit carryforwards	1,280	1,274
Net operating loss carryforwards	7,468	6,004
Amortization	295	273
Fixed assets	56	64

Subtotal	8,617	7,542
Valuation allowance	(8,617)	(7,542)

	$0	$0

The Company has federal and state net operating loss carryforwards of approximately $18,148,000 and $14,834,000, respectively, at December 31, 2003. These federal and state net operating loss carryforwards will begin to expire in 2021 and 2004, respectively. During the year ended December 31, 2002, the Company carried back its December 31, 2001 federal net operating loss of $4,181,000 to the year ended December 31, 1996 resulting in a refund of $1,071,000. The carryback became allowable under the provisions of the Job Creation and Workers Assistance Act of 2002, which extended the carryback period to five years for tax years ending in 2001 and 2002. Net operating losses, for federal purposes, were allowed to be carried back for two years prior to this enactment. In addition, the Company has federal and state tax credit carryforwards of approximately $1,077,000 and $203,000, respectively, at December 31, 2003.

As of December 31, 2003, a valuation allowance of approximately $8,617,000 has been provided based upon the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

The increase in the valuation allowance in 2003 includes $729,000 related to the potential benefit of stock option transactions. As of December 31, 2003, approximately $1,641,000 of the valuation allowance was attributable to such potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

6.	COMMITMENTS AND CONTINGENCIES

Leases - The Company has a non-cancelable operating lease for its building facility in Lee’s Summit, Missouri, which expires on August 31, 2004. The lease on the corporate headquarters in Aliso Viejo, California expired on March 31, 2003. The company is currently evaluating alternative solutions for this facility and has entered into a month-to-month arrangement for the current facility. Future minimum rental commitments amount to $30,000, all of which is payable in 2004.

Total rent expense was $590,000, $593,000 and $792,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation – From time to time the Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other Contingent Contractual Obligations — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

7.	SEGMENT INFORMATION

The Company currently operates in two business segments: products and services. In addition, revenues are broken down into three markets, Wireless and Broadband products, Macintosh products and Internet & Software Solutions. Our Internet Solutions market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2003		2002		2001
	Products	Services	Products	Services	Products	Services
Wireless & Broadband	$4,005	$—	$3,768	$—	$3,964	$—
MacIntosh	1,365		1,508		1,364
Internet & Software Solutions	921	925	753	1,102	1,617	2,544

Total Revenues	6,291	925	6,029	1,102	6,945	2,544
Cost of revenues	1,350	321	1,420	782	1,880	2,048

Gross Profit	$4,941	$604	$4,609	$320	$5,065	$496

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues included three OEM customers at 27.0%, 10.7% and 10.2% of revenues in 2003 and two OEM customers at 19.0% and 10.7% of revenues in 2002. No customers exceeded 10% in 2001. Accounts receivable from these customers were $477,000, $55,000 and $0 at December 31, 2003 and $516,000 and $0 at December 31, 2002. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company also has export sales representing 14.8%, 15.1% and 10.1% of its net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. All export sales have been denominated in U.S. dollars.

8.	PROFIT SHARING

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $45,000, $45,000, and $78,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

9.	STOCK-BASED COMPENSATION

In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan, as amended, provides for issuance of, or options to be granted for the purchase of, an aggregate of 4,773,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

Stock option activity under the Plan is as follows:

		Weighted
		average
	Number	exercise
	of shares	price
OUTSTANDING, January 1, 2001 (426,000 shares, exercisable at weighted average exercise price of $3.60)	1,542,000	$2.55
Granted (weighted average fair value of $0.89)	476,000	1.10
Canceled	(281,000)	2.34

OUTSTANDING, December 31, 2001 (777,000 shares, exercisable at weighted average exercise price of $3.01)	1,737,000	2.55
Granted (weighted average fair value of $0.33)	1,176,000	0.38
Exercised	(3,000)	1.01
Canceled	(145,000)	1.35

OUTSTANDING, December 31, 2002 (1,535,000 shares, exercisable at weighted average exercise price of $2.15)	2,765,000	1.46
Granted (weighted average fair value of $2.22)	38,000	2.46
Exercised	(808,000)	1.13
Canceled	(84,000)	1.43

OUTSTANDING, December 31, 2003	1,911,000	1.62

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003 (Continued)

Additional information regarding options outstanding as of December 31, 2003 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.10 - $0.90	983,000	8.6	$0.35	248,000	$0.46
$0.91 - $3.50	550,000	6.2	$1.71	535,000	$1.72
$3.51 - $7.10	318,000	5.9	$4.07	297,000	$4.08
$7.25 - $14.00	60,000	1.9	$8.78	60,000	$8.77

	1,911,000	7.3	$1.62	1,140,000	$2.43

At December 31, 2003, 1,486,000 shares were available for future grants under the Stock Option Plan.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Stockholders of Smith Micro Software, Inc.:

We have audited the consolidated financial statements of Smith Micro Software, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 22, 2004, which report expresses an unqualified opinion and includes an explanatory paragraph referring to a change in method of accounting for goodwill and other intangible assets in 2002. Such consolidated financial statements are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 15a(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP Costa Mesa, California March 22, 2004

S-1

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2003	$565	$132	$(664)	$33
2002	533	486	(454)	565
2001	1,896	1,412	(2,775)	533

(1)	Other adjustments relate principally to sales returns.

S-2

Exhibit Index

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	Office Building Lease, dated June 10, 1992, by and between the Company and Developers Venture Capital Corporation.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 33-95096.

10.3.1	Amendment No. 1 To Office Building Lease, dated July 9, 1993, by and between the Company and Pioneer Bank.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 33-95096.

10.3.2	Amendment No. 2 To Office Building Lease, dated August 15, 1994, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 33-95096.

10.3.3	Fourth Addendum to Office Building Lease, dated April 21, 1995, by and between the Company and T&C Development.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 33-95096.

10.3.4	Amendment No. 6 to Office Building Lease, dated February 19, 1998, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.3.5	Amendment No. 7 to Office Building Lease, dated November 5, 1999, by and between the Company and World Outreach Center.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit
No.	Title	Method of Filing
10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Filed herewith

14.1.1	Attachment 1 to Code of Ethics	Filed herewith

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Independent Auditors’ Consent.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.