Form 10-Q
period 2004-03-31
SMITH MICRO SOFTWARE INC
filed 2004-05-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

YES [   ] NO [X]

     As of May 6, 2004 there were 17,065,611 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

          PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,797	$3,722
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $38 (2004) and $33 (2003)	1,072	741
Inventories, net	93	22
Prepaid expenses and other current assets	166	204

Total current assets	5,128	4,689
EQUIPMENT AND IMPROVEMENTS, net	84	70
INTANGIBLE ASSETS, net	28	40
GOODWILL	1,715	1,715
OTHER ASSETS	67	73

	$7,022	$6,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$803	$538
Accrued liabilities	505	459

Total current liabilities	1,308	997
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 17,053,000 and 17,011,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	17	17
Additional paid-in capital	25,708	25,687
Accumulated deficit	(20,011)	(20,114)

Net stockholders’ equity	5,714	5,590

	$7,022	$6,587

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2004	2003
NET REVENUES
Products	$2,270	$1,585
Services	218	282

Total Net Revenues	2,488	1,867
COST OF REVENUES
Products	620	321
Services	70	84

Total Cost of Revenues	690	405

GROSS PROFIT	1,798	1,462
OPERATING EXPENSES:
Selling and marketing	403	582
Research and development	668	654
General and administrative	615	468

Total operating expenses	1,686	1,704

OPERATING INCOME (LOSS)	112	(242)
INTEREST INCOME	9	7
INTEREST AND OTHER EXPENSE	(18)	(12)

INCOME (LOSS) BEFORE INCOME TAXES	103	(247)
INCOME TAX EXPENSE	—	3

NET INCOME (LOSS)	$103	$(250)

NET INCOME (LOSS) PER SHARE, basic	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	17,024	16,223

NET INCOME (LOSS) PER SHARE, diluted	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	18,042	16,223

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103	$(250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36	138
Provision for doubtful accounts and other adjustments to accounts receivable	12	25
Change in operating accounts:
Accounts receivable	(343)	(59)
Inventories	(71)	12
Prepaid expenses and other assets	34	44
Accounts payable and accrued liabilities	311	(74)

Net cash provided by (used in) operating activities	82	(164)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28)	(5)

Net cash used in investing activities	(28)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	21	—
Cash used in repurchase of common stock	—	(8)

Net cash provided by (used in) financing activities	21	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75	(177)
CASH AND CASH EQUIVALENTS, beginning of period	3,722	3,627

CASH AND CASH EQUIVALENTS, end of period	$3,797	$3,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$3

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Smith Micro Software, Inc. and subsidiaries (the “Company”) is a diversified developer and marketer of wireless communication and eBusiness software products and services. We manufacture, market and sell value-added wireless communication software products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers, mobile phone manufacturers and wireless PC card manufacturers, as well as direct to the consumer. We offer software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows CE, Pocket PC, Mac, Palm, Unix and Linux operating systems. We also offer professional consulting services that help clients implement web-based projects. An extension of our eBusiness activity includes the offering of fulfillment services for customer web stores.

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2004, the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

     Inventories - Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements.

     Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

     Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2004.

     Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, the Company is no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment.

The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at March 31, 2004.

     The carrying amount of the Company’s goodwill was $1,715,000 as of March 31, 2004 and December 31, 2003. The Company’s reporting units are equivalent to its operating segments. At March 31, 2004 and December 31, 2003, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.

     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class:

	Useful	March 31, 2004			December 31, 2003
	Life		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,232)	$28	$2,260	$(2,220)	$40

     Aggregate amortization expense on intangible assets was approximately $184,000 and $284,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense in 2004 will be $40,000 at which time all amortizing intangible assets that existed at December 31, 2003 will be fully amortized.

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to OEM customers or end users as completed products are shipped and title passes or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have been very nominal and have not exceeded the estimates and reserves.

     The Company may permit retail customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. Product sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.

   Service revenues include sales of consulting services, web site hosting and fulfillment. Service revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

     Sales Incentives – Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue.

     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March

31, 2004, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 122% for grants issued in 2004; risk-free interest rates of 2.81% in the three months ended March 31, 2004; and no dividends during the expected term. There were no options granted in the three months ended March 31, 2003. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$103	$(250)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)	(70)

Pro forma net income (loss)	$55	$(320)

Income (loss) per common share
Basic and diluted, as reported	$0.01	$(0.02)
Basic and diluted, pro forma	$0.00	$(0.02)

     Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares include stock options using the treasury stock method. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 524,000 have been excluded from diluted weighted average common shares for the three month period ended March 31, 2003, as the effect would be antidilutive.

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

     Segment Information – The Company currently operates in two business segments: products and services. In addition, revenues are broken down into two markets, Wireless and OEM Sales and Internet and Direct Sales. The Company’s Internet Sales market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended March 31,
	2004		2003
	(in thousands)
	Products	Services	Products	Services
Wireless & OEM Sales	$1,964	$—	$949	$—
Internet & Direct Sales	306	218	636	282

Total Revenues	2,270	218	1,585	282
Cost of Revenues	620	70	321	84

Gross Profit	$1,650	$148	$1,264	$198

     Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included two OEM customers at 56.1% and 11.9% and three OEM customers at 10.6%, 10.0%, and 10.0% for the three months ended March 31, 2004 and 2003, respectively.

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

     Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended March 31, 2004 and 2003, there was no difference between net income (loss), as reported, and comprehensive income (loss).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” beginning on page 17.

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

     We continue to invest in research and development of wireless software products, and we believe that we have one the industry’s leading wireless product lines in terms of performance and features. We believe that our “out-of-the-box” design technology further differentiates our products.

     We also sell eBusiness and utility software and professional consulting services related to eBusiness applications.

     During 2004, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow while striving to achieve profitability. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended
	March 31,
	2004	2003
Net Revenues:
Products	91.2%	84.9%
Services	8.8%	15.1%

Total net revenues	100.0%	100.0%
Cost of revenues:
Products	24.9%	17.2%
Services	2.8%	4.5%

Total cost of revenues	27.7%	21.7%

Gross profit	72.3%	78.3%
Operating expenses:
Selling and marketing	16.2%	31.2%
Research and development	26.9%	35.0%
General and administrative	24.7%	25.1%

Total operating expenses	67.8%	91.3%

Operating income (loss)	4.5%	-13.0%
Interest income	0.3%	0.4%
Interest and other expenses	-0.7%	-0.6%

Income (loss) before income taxes	4.1%	-13.2%
Income tax expense	0.0%	0.2%

Net income (loss)	4.1%	-13.4%

Three Months Ended March 31, 2004 and 2003

Revenues

     Total net revenues were $2.5 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively, representing an increase of $621,000, or 33.3% from 2003 to 2004. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included two OEM customers at 56.1% and 11.9% and three OEM customers at 10.6%, 10.0%, and 10.0% for the three months ended March 31, 2004 and 2003, respectively. If our sales to these customers are reduced, it could negatively affect our results of operations.

     We currently operate in two business segments: products and services. In addition, revenues are broken down into two markets, Wireless and OEM Sales and Internet & Direct Sales. Our Internet Sales market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended March 31,
	2004		2003
	Products	Services	Products	Services
Wireless & OEM	$1,964	$—	$949	$—
Internet & Direct	306	218	636	282

Total Net Revenues	2,270	218	1,585	282
Cost of Revenues	620	70	321	84

Gross Profit	$1,650	$148	$1,264	$198

     Products. Net product revenues were $2.3 million and $1.6 million in the three months ended March 31, 2004 and 2003, respectively, representing an increase of $685,000, or 43.2%, from 2003 to 2004. Wireless & OEM sales increased approximately $1.0 million, or 107.0%, due to the combination of increased unit volume along with the additional revenue generated by the data kitting business that began in the fourth quarter of 2003. Data kits include our software on a CD/ROM packaged in a retail box along with a cable and quickstart guide. Internet & Direct Sales decreased $330,000 or 51.9% as a result of lower web store sales and the move from the retail channel. The first quarter of 2003 benefited from the release of a new MacIntosh product early in that quarter. Product revenues accounted for 91.2% of total revenues in the three months ended March 31, 2004 compared with 84.9% of total revenues in the comparable period of 2003.

     Services. Service revenues were $218,000 and $282,000 in the three months ended March 31, 2004 and 2003, respectively, representing a decrease of $64,000 or 22.7%, from 2003 to 2004. Service revenue accounted for 8.8% of total revenues in the three months ended March 31, 2004 compared with 15.1% of total revenues in the comparable period of 2003.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $620,000 and $321,000 in the three months ended March 31, 2004 and 2003, respectively, representing an increase of $299,000, or 93.2%, from 2003 to 2004. Cost of product revenue as a percentage of product revenues was 27.3% and 20.3% for 2004 and 2003, respectively. The increase in the cost of product revenue is a direct result of increased sales during the period, and also reflects the cost of data connectivity kit components.

     Cost of Service Revenues. Cost of service revenues was $70,000 and $84,000 in the three months ended March 31, 2004 and 2003, respectively, representing a decrease of $14,000 or 16.7%, from 2003 to 2004. Cost of service revenue as a percentage of service revenues was 32.1% and 29.8% for 2004 and 2003, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The percentage and absolute dollar decrease in the cost of service revenues reflects the change in the consultant mix from 2003 along with our continued focus on the selection of consulting opportunities and customers.

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Three Months Ended March 31,
	2004		2003
Operating expenses:
Selling and marketing	$403	16.2%	$582	31.2%
Research and development	668	26.9%	654	35.0%
General and administrative	615	24.7%	468	25.1%

Total operating expenses	$1,686	67.8%	$1,704	91.3%

     Selling and Marketing. Selling and marketing expenses were $403,000 and $582,000 in the three months ended March 31, 2004 and 2003, respectively, representing a decrease of $179,000, or 30.8%, from 2003 to 2004. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses was the result of the reduction in retail channel focus, including marketing and promotional activities. As a percentage of revenues, selling and marketing expenses decreased to 16.2% for the three months ended March 31, 2004 from 31.2% in the three months ended March 31, 2003, primarily as a result of increased sales.

     Research and Development. Research and development expenses were $668,000 and $654,000 in the three months ended March 31, 2004 and 2003, respectively, representing an increase of $14,000, or 2.1%, from 2003 to 2004. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses was primarily due to a small increase in headcount along with a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses decreased to 26.9% for the three months ended March 31, 2004 from 35.0% in the three months ended March 31, 2003, primarily as a result of increased sales.

     General and Administrative. General and administrative expenses were $615,000 and $468,000 in the three months ended March 31, 2004 and 2003, respectively, representing an increase of $147,000, or 31.4%, from 2003 to 2004. The increase in our general and administrative expenses is primarily due to absence of the recovery of costs relating to the closure of the Oregon office that were present in 2003, offset by increases in professional services and other fixed costs. As a percentage of revenues, general and administrative expenses decreased to 24.7% for the three months ended March 31, 2004 from 25.1% in the three months ended March 31, 2003, primarily as a result of increased sales.

     Interest Income. Interest income was $9,000 and $7,000 in the three months ended March 31, 2004 and 2003, respectively, representing an increase of $2,000 or 28.6% from 2003 to 2004. Interest income is directly related to our average cash balance during the period and varies among periods. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

     Interest and Other Expense. Interest and other expenses were $18,000 and $12,000 in the three months ended March 31, 2004 and 2003, respectively, representing an increase of $6,000, or 50.0%, from 2003 to 2004. Interest and other expense primarily consist of bank fees and credit card processing charges and may vary considerably from year to year.

     Provision for Income Taxes. The provision for income taxes was $0 and $3,000 in the three months ended March 31, 2004 and 2003, respectively. The income tax expense reported in 2003 relates to taxes owed on foreign sales and minimum state tax payments. The Company has a full valuation allowance on its net deferred tax assets.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of March 31, 2004 consisted primarily of cash and cash equivalents of $3.8 million.

     Net cash provided by operating activities was $82,000 in the three months ended March 31, 2004 compared to $164,000 used in operations in the comparable period of 2003. The primary source of operating cash in 2004 was the increased net income and the increase in accounts payable and accrued liabilities, offset by the increase in accounts receivable. The primary operating use of cash during 2003 was the net loss and a reduction in accounts payable and accrued liabilities, which were partially offset by the collection of accounts receivable.

     During the three months ended March 31, 2004, we used $28,000 in investing activities compared to $5,000 in the same period of 2003. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

     We received $21,000 in cash from the exercise of employee stock options during the three months ended March 31, 2004 compared to $8,000 used to repurchase shares of our common stock during the comparable period of 2003.

     At March 31, 2004, we had $3.8 million in cash and cash equivalents and $3.8 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.1 million at March 31, 2004. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     We are currently in the process of renegotiating a long-term facility lease to replace the lease on our corporate headquarters, which expired at the end of March 2003. We have leased this facility on a month to month basis since April 1, 2003. We expect the new lease to contain substantially similar terms as the expired lease. We have an operating lease for our facility in Lee’s Summit, Missouri that expires in August 2004 or earlier with sixty days notice.

     As of March 31, 2004, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of March 31, 2004 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 Years	3-5 Years	5 Years
Operating lease obligation	$19	$19	$0	$0	$0
Purchase obligations	48	48	0	0	0

Total	$67	$67	$0	$0	$0

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

     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as: completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves.

     We may permit reseller customers to return or exchange product and may provide price protection on products unsold by a customer. As a result, revenue from resellers is recognized upon sell-through to the end customer, rather than upon shipment. Product sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

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

     Goodwill – We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at March 31, 2004. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.

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

     Stock-Based Compensation – We account for employee stock-based compensation under the “intrinsic value” method prescribed in APB No. 25, Accounting for Stock Issued to Employees, as opposed to the “fair value” method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. Pursuant to the provisions of APB No. 25, we generally do not record an expense for the value of stock-based awards to employees. If proposals currently under consideration by various accounting standards organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

RISK FACTORS

     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our three largest OEM customers accounted for 72.5% and 30.6% in the three months ended March 31, 2004 and 2003, respectively.

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

     Approximately 12.4% and 21.7% of our revenues in the three months ended March 31, 2004 and 2003, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     We normally operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers’ actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are generally dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. As of March 31, 2004, we reported a backlog of $800,000. However, because we generally do not produce software in advance of anticipated orders, this atypical backlog does not indicate similar future results.

Competition within our product markets is intense and includes numerous established competitors, which could negatively affect our revenues.

     We operate in markets that are extremely competitive and subject to rapid changes in technology. Specifically, Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of the Windows-based systems or other operating systems, or other vendors products, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software market, we expect significant competition from both established and emerging software companies in the future. Furthermore, many of our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

     As of May 6, 2004, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith beneficially owned approximately 53.4% of our outstanding shares of common stock. Acting together, they would have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

     As of May 6, 2004 we had 17,065,611 shares of common stock outstanding. Of this amount, the combined 9,110,970 shares held by William W. Smith, Jr. and Rhonda L. Smith are available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Certain of our officers and directors, may implement 10b-5(1) selling plans in the future. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At March 31, 2004, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

b)	Changes in internal control over financial reporting. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  (B) REPORTS ON FORM 8-K

     On February 6, 2004, the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
May 13, 2004	By /s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 13, 2004	By /s/ Robert W. Scheussler

Robert W. Scheussler
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.