Form 10-Q
period 2004-06-30
SMITH MICRO SOFTWARE INC
filed 2004-08-11
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

YES [  ] NO [ X ]

     As of August 5, 2004 there were 17,245,358 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,822	$3,722
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $137 (2004) and $33 (2003)	1,905	741
Inventories, net	54	22
Prepaid expenses and other current assets	118	204

Total current assets	5,899	4,689
EQUIPMENT AND IMPROVEMENTS, net	55	70
INTANGIBLE ASSETS, net	18	40
GOODWILL	1,715	1,715
OTHER ASSETS	53	73

	$7,740	$6,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$835	$538
Accrued liabilities	539	459

Total current liabilities	1,374	997
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 17,088,000 and 17,011,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	17	17
Additional paid-in capital	25,726	25,687
Accumulated deficit	(19,377)	(20,114)

Net stockholders’ equity	6,366	5,590

	$7,740	$6,587

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NET REVENUES
Products	$2,840	$2,070	$5,110	$3,655
Services	277	216	495	498

Total Net Revenues	3,117	2,286	5,605	4,153
COST OF REVENUES
Products	627	430	1,247	751
Services	105	85	175	169

Total Cost of Revenues	732	515	1,422	920

GROSS PROFIT	2,385	1,771	4,183	3,233
OPERATING EXPENSES:
Selling and marketing	387	361	790	943
Research and development	621	603	1,289	1,257
General and administrative	733	692	1,366	1,172

Total operating expenses	1,741	1,656	3,445	3,372

OPERATING INCOME (LOSS)	644	115	738	(139)
INTEREST INCOME	5	9	14	16

INCOME (LOSS) BEFORE INCOME TAXES	649	124	752	(123)
INCOME TAX EXPENSE	15		15	3

NET INCOME (LOSS)	$634	$124	$737	$(126)

NET INCOME (LOSS) PER SHARE, basic	$0.04	$0.01	$0.04	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	17,072	16,257	17,048	16,240

NET INCOME (LOSS) PER SHARE, diluted	$0.04	$0.01	$0.04	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	18,022	17,662	18,019	16,240

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$737	$(126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85	259
Provision for doubtful accounts and other adjustments to accounts receivable	112	69
Change in operating accounts:
Accounts receivable	(1,276)	(846)
Inventories	(32)
Prepaid expenses and other assets	86	46
Accounts payable and accrued liabilities	377	172

Net cash provided by (used in) operating activities	89	(426)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28)	(23)

Net cash used in investing activities	(28)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	39	99
Cash used in repurchase of common stock	—	(13)

Net cash provided by financing activities	39	86

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100	(363)
CASH AND CASH EQUIVALENTS, beginning of period	3,722	3,627

CASH AND CASH EQUIVALENTS, end of period	$3,822	$3,264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$3

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

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2004, the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and its cash flows for the six month periods ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

     Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2004.

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

The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at June 30, 2004.

     The carrying amount of the Company’s goodwill was $1,715,000 as of June 30, 2004 and December 31, 2003. The Company’s reporting units are equivalent to its operating segments. At June 30, 2004 and December 31, 2003, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.

     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class:

	Useful	June 30, 2004			December 31, 2003
	Life		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,242)	$18	$2,260	$(2,220)	$40

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

     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2004, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 119% for grants issued in 2004; risk-free interest rates of 2.81% in the six months ended June 30, 2004; and no dividends during the expected term. There were no options granted in the six months ended June 30, 2003. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	Six Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$737	$(126)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(151)

Pro forma net income (loss)	$640	$(277)

Income (loss) per common share
Basic and diluted, as reported	$0.04	$(0.01)
Basic and diluted, pro forma	$0.04	$(0.02)

     Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares include stock options using the treasury stock method. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of

1,382,000 have been excluded from diluted weighted average common shares for the six month period ended June 30, 2003, as the effect would be antidilutive.

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

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM Sales	$2,611	$—	$1,736	$—	$4,575	$—	$2,685	$—
Internet & Direct Sales	229	277	334	216	535	495	970	498

Total Revenues	2,840	277	2,070	216	5,110	495	3,655	498
Cost of Revenues	627	105	430	85	1,247	175	751	169

Gross Profit	$2,213	$172	$1,640	$131	$3,863	$320	$2,904	$329

     Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2004 and 2003, respectively, included one OEM customer at 76.8% in 2004 and two OEM customers at 39.7% and 14.4% in 2003. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2004 and 2003, respectively, included one OEM customer at 67.6% in 2004 and one OEM customer at 24.6% in 2003.

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

     Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended June 30, 2004 and 2003, there was no difference between net income (loss), as reported, and comprehensive income (loss).

     Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” beginning on page 18.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Revenues:
Products	91.1%	90.6%	91.2%	88.0%
Services	8.9%	9.4%	8.8%	12.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Products	20.1%	18.8%	22.3%	18.1%
Services	3.4%	3.8%	3.1%	4.1%

Total cost of revenues	23.5%	22.6%	25.4%	22.2%

Gross profit	76.5%	77.4%	74.6%	77.8%
Operating expenses:
Selling and marketing	12.4%	15.8%	14.1%	22.7%
Research and development	19.9%	26.4%	23.0%	30.3%
General and administrative	23.5%	30.2%	24.4%	28.2%

Total operating expenses	55.8%	72.4%	61.5%	81.2%

Operating income (loss)	20.7%	5.0%	13.1%	-3.4%
Interest income	0.1%	0.4%	0.3%	0.4%

Income (loss) before income taxes	20.8%	5.4%	13.4%	-3.0%
Income tax expense	0.5%	0.0%	0.3%	0.0%

Net income (loss)	20.3%	5.4%	13.1%	-3.0%

Three and Six Months Ended June 30, 2004 and 2003

Revenues

     Total net revenues were $3.1 million and $2.3 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $831,000, or 36.4% from 2003 to 2004. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2004 and 2003, respectively, included one OEM customer at 76.8% in 2004 and two OEM customers at 39.7% and 14.4% in 2003. Total net revenues were $5.6 million and $4.2 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of $1.4 million, or 35.0% from 2003 to 2004. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2004 and 2003, respectively, included one OEM customer at 67.6% in 2004 and one OEM customer at 24.6% in 2003. If our sales to these customers are reduced, it could negatively affect our results of operations.

     We currently operate in two business segments: products and services. In addition, revenues are broken down into two markets, Wireless and OEM Sales and Internet & Direct Sales. Our Internet Sales market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM	$2,611	$—	$1,736	$—	$4,575	$—	$2,685	$—
Internet & Direct	229	277	334	216	535	495	970	498

Total Net Revenues	2,840	277	2,070	216	5,110	495	3,655	498
Cost of Revenues	627	105	430	85	1,247	175	751	169

Gross Profit	$2,213	$172	$1,640	$131	$3,863	$320	$2,904	$329

     Products. Net product revenues were $2.8 million and $2.0 million in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $770,000, or 37.2%, from 2003 to 2004. Wireless & OEM sales increased $875,000, or 50.4%, due to the combination of increased data kit unit volume along with the additional revenue generated by the PC Card software that began shipping late in the second quarter of 2004. Data kits include our software on a CD/ROM packaged in a retail box along with a cable and quickstart guide. Internet & Direct Sales decreased $105,000 or 31.4% as a result of lower direct and web store sales and the move away from the retail channel. Product revenues accounted for 91.1% of total revenues in the three months ended June 30, 2004 compared with 90.6% of total revenues in the comparable period of 2003.

     Net product revenues were $5.1 million and $3.7 million in the six months ended June 30, 2004 and 2003, respectively, representing an increase of $1.4 million, or 39.8%, from 2003 to 2004. Wireless & OEM sales increased $1.9 million, or 70.4%, due to the combination of increased data kit unit volume along with the additional revenue generated by the PC Card software that began shipping late in the second quarter of 2004. Data kits include our software on a CD/ROM packaged in a retail box along with a cable and quickstart guide. Internet & Direct Sales decreased $435,000 or 44.8% as a result of lower direct and web store sales and the move away from the retail channel. The first quarter of 2003 benefited from the release of a new MacIntosh product early in that quarter. Product revenues accounted for 91.2% of total revenues in the six months ended June 30, 2004 compared with 88.0% of total revenues in the comparable period of 2003.

     Services. Service revenues were $277,000 and $216,000 in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $61,000 or 28.2%, from 2003 to 2004. Service revenue accounted for 8.9% of total revenues in the three months ended June 30, 2004 compared with 9.4% of total revenues in the comparable period of 2003.

     Service revenues were constant at $495,000 and $498,000 in the six months ended June 30, 2004 and 2003, respectively. Service revenue accounted for 8.8% of total revenues in the six months ended June 30, 2004 compared with 12.0% of total revenues in the comparable period of 2003.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $627,000 and $430,000 in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $197,000, or 45.8%, from 2003 to 2004. Cost of product revenue as a percentage of product revenues was 22.1% and 20.8% for 2004 and 2003, respectively. The increase in the cost of product revenue is a direct result of increased sales during the period, and also reflects the variable cost of data connectivity kit components.

     Cost of product revenues was $1.2 million and $751,000 in the six months ended June 30, 2004 and 2003, respectively, representing an increase of $496,000, or 66.1%, from 2003 to 2004. Cost of product revenue as a percentage of product revenues was

24.4% and 20.6% for 2004 and 2003, respectively. The increase in the cost of product revenue is a direct result of increased sales during the period, and also reflects the variable cost of data connectivity kit components.

     Cost of Service Revenues. Cost of service revenues was $105,000 and $85,000 in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $20,000 or 23.5%, from 2003 to 2004. Cost of service revenue as a percentage of service revenues was 37.9% and 39.4% for 2004 and 2003, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The absolute dollar increase in the cost of service revenues is consistent with the increase in service revenues.

     Cost of service revenues was constant at $175,000 and $169,000 in the six months ended June 30, 2004 and 2003, respectively. Cost of service revenue as a percentage of service revenues was 35.4% and 33.9% for 2004 and 2003, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants.

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Operating expenses:
Selling and marketing	$387	12.4%	$361	15.8%	$790	14.1%	$943	22.7%
Research and development	621	19.9%	603	26.4%	1,289	23.0%	1,257	30.3%
General and administrative	733	23.5%	692	30.3%	1,366	24.4%	1,172	28.2%

Total operating expenses	$1,741	55.8%	$1,656	72.5%	$3,445	61.5%	$3,372	81.2%

     Selling and Marketing. Selling and marketing expenses were $387,000 and $361,000 in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $26,000, or 7.2%, from 2003 to 2004. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. As a percentage of revenues, selling and marketing expenses decreased to 12.4% for the three months ended June 30, 2004 from 15.8% in the three months ended June 30, 2003, primarily as a result of increased sales.

     Selling and marketing expenses were $790,000 and $943,000 in the six months ended June 30, 2004 and 2003, respectively, representing a decrease of $153,000, or 16.2%, from 2003 to 2004. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses was the result of the reduction in retail channel focus, including marketing and promotional activities, partially offset by the increase discussed above. As a percentage of revenues, selling and marketing expenses decreased to 14.1% for the six months ended June 30, 2004 from 22.7% in the six months ended June 30, 2003, primarily as a result of reduced expenses and increased sales.

     Research and Development. Research and development expenses were $621,000 and $603,000 in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $18,000, or 3.0%, from 2003 to 2004. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses was primarily due to a small increase in headcount along with a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses decreased to 19.9% for the three months ended June 30, 2004 from 26.4% in the three months ended June 30, 2003, primarily as a result of increased sales.

     Research and development expenses were constant at $1.3 million in the six months ended June 31, 2004 and 2003, respectively, with an increase of only $32,000, or 2.6%, from 2003 to 2004. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. As a percentage of revenues, research and development expenses decreased to 23.0% for the six months ended June 30, 2004 from 30.3% in the six months ended June 30, 2003, primarily as a result of increased sales.

     General and Administrative. General and administrative expenses were $733,000 and $692,000 in the three months ended June 30, 2004 and 2003, respectively, representing an increase of $41,000, or 5.9%, from 2003 to 2004. The increase in our general and administrative expenses is primarily due to increases in bad debt, professional services and other fixed costs. As a percentage of revenues, general and administrative expenses decreased to 23.5% for the three months ended June 30, 2004 from 30.3% in the three months ended June 30, 2003, primarily as a result of increased sales.

     General and administrative expenses were $1.4 million and $1.2 million in the six months ended June 30, 2004 and 2003, respectively, representing an increase of $194,000, or 16.6%, from 2003 to 2004. The increase in our general and administrative expenses is primarily due to absence of the recovery of costs relating to the closure of the Oregon office that were present in the first quarter 2003, offset by increases in bad debt, professional services and other fixed costs. As a percentage of revenues, general and administrative expenses decreased to 24.4% for the six months ended June 30, 2004 from 28.2% in the six months ended June 30, 2003, primarily as a result of increased sales.

     Interest Income. Interest income was $5,000 and $9,000 in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of $4,000 or 44.4% from 2003 to 2004. Interest income was $14,000 and $16,000 in the six months ended June 30, 2004 and 2003, respectively, representing a decrease of $2,000 or 12.5% from 2003 to 2004. Interest income is directly related to our average cash balance during the period and varies among periods. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

     Provision for Income Taxes. The provision for income taxes was $15,000 and $0 in the three months ended June 30, 2004 and 2003, respectively. The provision for income taxes was $15,000 and $3,000 in the six months ended June 30, 2004 and 2003, respectively. The provision for income taxes reported in 2004 relates to an accrual for alternative minimum taxes that may be owed on income. The income tax expense reported in 2003 relates to taxes owed on foreign sales and minimum state tax payments. The Company has a full valuation allowance on its net deferred tax assets.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of June 30, 2004 consisted primarily of cash and cash equivalents of $3.8 million.

     Net cash provided by operating activities was $89,000 in the six months ended June 30, 2004 compared to $426,000 used in operations in the comparable period of 2003. The primary source of operating cash in 2004 was the increased net income and the increase in accounts payable and accrued liabilities, offset by the increase in accounts receivable. The primary operating use of cash during 2003 was the net loss and a reduction in accounts payable and accrued liabilities, which were partially offset by the collection of accounts receivable.

     During the six months ended June 30, 2004, we used $28,000 in investing activities compared to $23,000 in the same period of 2003. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

     We received $39,000 in cash from the exercise of employee stock options during the six months ended June 30, 2004 compared to $99,000 during the comparable period of 2003, which was partially offset by $13,000 used to repurchase shares of our common stock.

     At June 30, 2004, we had $3.8 million in cash and cash equivalents and $4.5 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.9 million at June 30, 2004. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     We are currently in the process of renegotiating a long-term facility lease to replace the lease on our corporate headquarters, which expired at the end of March 2003. We have leased this facility on a month to month basis since April 1, 2003. We expect the new lease to contain substantially similar terms as the expired lease. We have an operating lease for our facility in Lee’s Summit, Missouri that expires in June 2005.

     As of June 30, 2004, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of June 30, 2004 (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 Years	3-5 Years	5 Years
Contractual obligations:
Operating lease obligation	$15	$15	$0	$0	$0
Purchase obligations	16	16	0	0	0

Total	$31	$31	$0	$0	$0

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

     Goodwill – We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at June 30, 2004. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.

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

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our three largest OEM customers accounted for 79.9% and 41.4% in the six months ended June 30, 2004 and 2003, respectively.

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

     Approximately 6.5% and 39.5% of our revenues in the six months ended June 30, 2004 and 2003, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     We normally operate with little backlog because we generally ship our software products as we receive orders and because our royalty revenue is based upon our customers’ actual usage in a given period. Accordingly, we recognize revenue shortly after orders are received or royalty reports are generated. As a result, our sales in any quarter are generally dependent on orders that we book and ship in that quarter. This makes it difficult for us to predict what our revenues and operating results will be in any quarter. As of June 30, 2004, we have a backlog of $1.5 million. However, because we generally do not produce software in advance of anticipated orders, this atypical backlog does not indicate similar future results.

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

     As of August 5, 2004, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith beneficially owned approximately 50.8% of our outstanding shares of common stock. Acting together, they would have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

     As of August 5, 2004 we had 17,245,358 shares of common stock outstanding. Of this amount, the combined 8,759,230 shares held by William W. Smith, Jr. and Rhonda L. Smith are available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Certain of our officers and directors, may implement 10b-5(1) selling plans in the future. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At June 30, 2004, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2004.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          An Annual Meeting of the Stockholders of the Company was held on May 25, 2004. At the Annual Meeting, the Stockholders voted as follows:

          The Stockholders elected Gregory Szabo as director, to hold office until the 2007 Annual Meeting, or until his successor is elected and qualified (with 16,436,598 shares voting for, 117,966 shares voting against, and no shares withholding authority).

          In addition to Mr. Szabo, the following directors will continue to hold office: William W. Smith, Jr. Robert W. Scheussler, Thomas Campbell and William Keiper.

          The Stockholders elected to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor of the fiscal year ending December 31, 2004 (with 16,454,349 shares voting for, 89,846 shares voting against, and 10,369 shares abstaining).

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

     On April 22, 2004, the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
August 11, 2004	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

August 11, 2004	By /s/ Robert W. Scheussler
Robert W. Scheussler
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.