Form 10-Q
period 2004-09-30
SMITH MICRO SOFTWARE INC
filed 2004-11-15
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

YES  [   ]    NO  [X]

     As of November 9, 2004 there were 17,711,769 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,737	$3,722
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $137 (2004) and $33 (2003)	1,825	741
Inventories, net	24	22
Prepaid expenses and other current assets	66	204

Total current assets	7,652	4,689
EQUIPMENT AND IMPROVEMENTS, net	66	70
INTANGIBLE ASSETS, net	7	40
GOODWILL	1,715	1,715
OTHER ASSETS	79	73

	$9,519	$6,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$750	$538
Accrued liabilities	797	459

Total current liabilities	1,547	997
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 17,414,000 and 17,011,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	17	17
Additional paid-in capital	26,255	25,687
Accumulated deficit	(18,300)	(20,114)

Net stockholders’ equity	7,972	5,590

	$9,519	$6,587

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET REVENUES
Products	$3,304	$1,283	$8,414	$4,938
Services	252	218	747	716

Total Net Revenues	3,556	1,501	9,161	5,654
COST OF REVENUES
Products	555	298	1,802	1,049
Services	118	71	293	240

Total Cost of Revenues	673	369	2,095	1,289

GROSS PROFIT	2,883	1,132	7,066	4,365
OPERATING EXPENSES:
Selling and marketing	375	364	1,165	1,307
Research and development	633	622	1,922	1,879
General and administrative	790	629	2,156	1,801

Total operating expenses	1,798	1,615	5,243	4,987

OPERATING INCOME (LOSS)	1,085	(483)	1,823	(622)
INTEREST INCOME	14	11	28	27

INCOME (LOSS) BEFORE INCOME TAXES	1,099	(472)	1,851	(595)
INCOME TAX EXPENSE	22		37	3

NET INCOME (LOSS)	$1,077	$(472)	$1,814	$(598)

NET INCOME (LOSS) PER SHARE, basic	$0.06	$(0.03)	$0.11	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	17,254	16,610	17,117	16,364

NET INCOME (LOSS) PER SHARE, diluted	$0.06	$(0.03)	$0.10	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	18,617	16,610	18,265	16,364

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,814	$(598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	130	346
Provision for doubtful accounts and other adjustments to accounts receivable	112	122
Change in operating accounts:
Accounts receivable	(1,196)	(52)
Inventories	(2)	40
Prepaid expenses and other assets	85	108
Accounts payable and accrued liabilities	550	(104)

Net cash provided by (used in) operating activities	1,493	(138)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46)	(25)

Net cash used in investing activities	(46)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	568	862
Cash used in repurchase of common stock	—	(13)

Net cash provided by financing activities	568	849

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,015	686
CASH AND CASH EQUIVALENTS, beginning of period	3,722	3,627

CASH AND CASH EQUIVALENTS, end of period	$5,737	$4,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$30	$3

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2004, the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine month periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

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

     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at September 30, 2004.

     Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, the Company is no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at September 30, 2004.

     The carrying amount of the Company’s goodwill was $1,715,000 as of September 30, 2004 and December 31, 2003. The Company’s reporting units are equivalent to its operating segments. At September 30, 2004 and December 31, 2003, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.

     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class:

		September 30, 2004			December 31, 2003
Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,253)	$7	$2,260	$(2,220)	$40

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

     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through

September 30, 2004, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting (ranging from four to eight years); stock volatility, 127% and 123% for grants issued in 2004 and 2003, respectively; risk-free interest rates of 2.81% to 3.48% and 2.39% to 2.87% in the nine months ended September 30, 2004; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$1,077	$(472)	$1,814	$(598)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(64)	(235)	(215)

Pro forma net income (loss)	$939	$(536)	$1,579	$(813)

Income (loss) per common share
Basic and diluted, as reported	$0.06	$(0.03)	$0.11	$(0.04)
Basic and diluted, pro forma	$0.05	$(0.03)	$0.09	$(0.05)

     Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,363,363 and 1,147,849 for the three and nine months ended September 30, 2004. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 1,267,000 and 1,079,000 have been excluded from diluted weighted average common shares for the three and nine month periods ended September 30, 2003, as the effect would be antidilutive.

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

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM Sales	$3,095	$—	$1,003	$—	$7,670	$—	$3,688	$—
Internet & Direct Sales	209	252	280	218	744	747	1,250	716

Total Revenues	3,304	252	1,283	218	8,414	747	4,938	716
Cost of Revenues	555	118	298	71	1,802	293	1,049	240

Gross Profit	$2,749	$134	$985	$147	$6,612	$454	$3,889	$476

     Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2004 and 2003, respectively, included two OEM customers at 58.9% and 12.5% in 2004 and three OEM customers at 27.2%, 20.6% and 12.5% in 2003. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2004 and 2003, respectively, included one OEM customer at 64.2% in 2004 and two OEM customers at 25.3% and 11.7% in 2003.

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

     Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended September 30, 2004 and 2003, there was no difference between net income (loss), as reported, and comprehensive income (loss).

     Reclassifications — Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Revenues:
Products	92.9%	85.5%	91.9%	87.3%
Services	7.1%	14.5%	8.1%	12.7%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Products	15.6%	19.9%	19.7%	18.6%
Services	3.3%	4.7%	3.2%	4.2%

Total cost of revenues	18.9%	24.6%	22.9%	22.8%

Gross profit	81.1%	75.4%	77.1%	77.2%
Operating expenses:
Selling and marketing	10.6%	24.3%	12.7%	23.1%
Research and development	17.8%	41.4%	21.0%	33.2%
General and administrative	22.2%	41.9%	23.5%	31.9%

Total operating expenses	50.6%	107.6%	57.2%	88.2%

Operating income (loss)	30.5%	-32.2%	19.9%	-11.0%
Interest income	0.4%	0.7%	0.3%	0.5%

Income (loss) before income taxes	30.9%	-31.5%	20.2%	-10.5%
Income tax expense	0.6%	0.0%	0.4%	0.1%

Net income (loss)	30.3%	-31.5%	19.8%	-10.6%

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

     Total net revenues were $3.6 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $2.1 million, or 136.9% from 2003 to 2004. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2004 and 2003, respectively, included two OEM customers at 58.9% and 12.5% in 2004 and three OEM customers at 27.2%, 20.6% and 12.5% in 2003. Total net revenues were $9.2 million and $5.7 million for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $3.5 million, or 62.0% from 2003 to 2004. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2004 and 2003, respectively, included one OEM customer at 64.2% in 2004 and two OEM customers at 25.3% and 11.7% in 2003. If our sales to these customers are reduced, it could negatively affect our results of operations.

     We currently operate in two business segments: products and services. In addition, revenues are broken down into two markets, Wireless and OEM Sales and Internet & Direct Sales. Our Internet Sales market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM	$3,095	$—	$1,003	$—	$7,670	$—	$3,688	$—
Internet & Direct	209	252	280	218	744	747	1,250	716

Total Net Revenues	3,304	252	1,283	218	8,414	747	4,938	716
Cost of Revenues	555	118	298	71	1,802	293	1,049	240

Gross Profit	$2,749	$134	$985	$147	$6,612	$454	$3,889	$476

     Products. Net product revenues were $3.3 million and $1.3 million in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $2.0 million, or 157.5%, from 2003 to 2004. Wireless & OEM sales increased $2.1 million, or 208.6%, due to the combination of increased data kit unit volume along with the additional revenue generated by the PC Card software that began shipping late in the second quarter of 2004. Data kits include our software on a CD/ROM packaged in a retail box along with a cable and quickstart guide. Internet & Direct Sales decreased $37,000 or 7.4% as a result of lower direct and web store sales and the move away from the retail channel. Product revenues accounted for 92.9% of total revenues in the three months ended September 30, 2004 compared with 85.5% of total revenues in the comparable period of 2003.

     Net product revenues were $8.4 million and $4.9 million in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $3.5 million, or 70.4%, from 2003 to 2004. Wireless & OEM sales increased $4.0 million, or 108.0%, due to the combination of increased data kit unit volume along with the additional revenue generated by the PC Card software that began shipping late in the second quarter of 2004. Data kits include our software on a CD/ROM packaged in a retail box along with a cable and quickstart guide. Internet & Direct Sales decreased $475,000 or 24.2% as a result of lower direct and web store sales and the move away from the retail channel. The first quarter of 2003 benefited from the release of a new MacIntosh product early in that quarter. Product revenues accounted for 91.9% of total revenues in the nine months ended September 30, 2004 compared with 87.3% of total revenues in the comparable period of 2003.

     Services. Service revenues were $252,000 and $218,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $34,000 or 15.6%, from 2003 to 2004. Service revenue accounted for 7.1% of total revenues in the three months ended September 30, 2004 compared with 14.5% of total revenues in the comparable period of 2003.

     Service revenues were $747,000 and $716,000 in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $31,000, or 4.3%, from 2003 to 2004. Service revenue accounted for 8.2% of total revenues in the nine months ended September 30, 2004 compared with 12.7% of total revenues in the comparable period of 2003.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues were $555,000 and $298,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $257,000, or 86.2%, from 2003 to 2004. Cost of product revenue as a percentage of product revenues was 16.8% and 23.2% for 2004 and 2003, respectively. The increase in the cost of product revenue is a direct result of increased sales during the period, and also reflects the variable cost of data connectivity kit components.

     Cost of product revenues were $1.8 million and $1.0 million in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $753,000, or 71.8%, from 2003 to 2004. Cost of product revenue as a percentage of product revenues was 21.4% and 21.2% for 2004 and 2003, respectively. The increase in the cost of product revenue is a direct result of increased sales during the period, and also reflects the variable cost of data connectivity kit components.

     Cost of Service Revenues. Cost of service revenues were $118,000 and $71,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $47,000 or 66.2%, from 2003 to 2004. Cost of service revenue as a percentage of service revenues was 46.8% and 32.6% for 2004 and 2003, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The increase in the cost of consulting service revenues is primarily the result of fixed fee contracts during the period and the mix of consultants utilized.

     Cost of service revenues were $293,000 and $240,000 in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $53,000, or 22.1%, from 2003 to 2004. Cost of service revenue as a percentage of service revenues was 39.2% and 33.5% for 2004 and 2003, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants.

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Operating expenses:
Selling and marketing	$375	10.6%	$364	24.3%	$1,165	12.7%	$1,307	23.1%
Research and development	633	17.8%	622	41.4%	1,922	21.0%	1,879	33.2%
General and administrative	790	22.2%	629	41.9%	2,156	23.5%	1,801	31.9%

Total operating expenses	$1,798	50.6%	$1,615	107.6%	$5,243	57.2%	$4,987	88.2%

     Selling and Marketing. Selling and marketing expenses were $375,000 and $364,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $11,000, or 3.0%, from 2003 to 2004. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. As a percentage of revenues, selling and marketing expenses decreased to 10.6% for the three months ended September 30, 2004 from 24.3% in the three months ended September 30, 2003, primarily as a result of increased sales.

     Selling and marketing expenses were $1.2 million and $1.3 million in the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of $142,000, or 10.9%, from 2003 to 2004. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in our selling and marketing expenses was the result of the reduction in retail channel focus, including marketing and promotional activities, partially offset by the increase discussed above. As a percentage of revenues, selling and marketing expenses decreased to 12.7% for the nine months ended September 30, 2004 from 23.1% in the nine months ended September 30, 2003, primarily as a result of reduced expenses and increased sales.

     Research and Development. Research and development expenses were $633,000 and $622,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $11,000, or 1.8%, from 2003 to 2004. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses was primarily due to a small increase in headcount along with a refocus of engineering resources from consulting projects to product development. As a percentage of revenues, research and development expenses decreased to 17.8% for the three months ended September 30, 2004 from 41.4% in the three months ended September 30, 2003, primarily as a result of increased sales.

     Research and development expenses were constant at $1.9 million in the nine months ended September 30, 2004 and 2003, respectively, with an increase of only $43,000, or 2.3%, from 2003 to 2004. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. As a percentage of revenues, research and development expenses decreased to 21.0% for the nine months ended September 30, 2004 from 33.2% in the nine months ended September 30, 2003, primarily as a result of increased sales.

     General and Administrative. General and administrative expenses were $790,000 and $629,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $161,000, or 25.6%, from 2003 to 2004. The increase in our general and administrative expenses is primarily due to increases in patent related legal expense and benefit costs. As a percentage of revenues, general and administrative expenses decreased to 22.2% for the three months ended September 30, 2004 from 41.9% in the three months ended September 30, 2003, primarily as a result of increased sales.

     General and administrative expenses were $2.2 million and $1.8 million in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $355,000, or 19.7%, from 2003 to 2004. The increase in our general and administrative expenses is primarily due to absence of the recovery of costs relating to the closure of the Oregon office that were present in the first quarter 2003, offset by increases in bad debt, benefit costs, professional services and other fixed costs. As a percentage of revenues, general and administrative expenses decreased to 23.5% for the nine months ended September 30, 2004 from 31.9% in the nine months ended September 30, 2003, primarily as a result of increased sales.

     Interest Income. Interest income was $14,000 and $11,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $3,000 or 27.3% from 2003 to 2004. Interest income was $28,000 and $27,000 in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $1,000 or 3.7% from 2003 to 2004. Interest income is directly related to our average cash balance during the period and varies among periods. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable securities.

     Provision for Income Taxes. The provision for income taxes was $22,000 and $0 in the three months ended September 30, 2004 and 2003, respectively. The provision for income taxes was $37,000 and $3,000 in the nine months ended September 30, 2004 and 2003, respectively. The provision for income taxes reported in 2004 relates to an accrual for alternative minimum taxes that may be owed on income. The income tax expense reported in 2003 relates to taxes owed on foreign sales and minimum state tax payments. The Company has a full valuation allowance on its net deferred tax assets.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. Our principal sources of liquidity as of September 30, 2004 consisted primarily of cash and cash equivalents of $5.7 million.

     Net cash provided by operating activities was $1.5 million in the nine months ended September 30, 2004 compared to $138,000 used in operations in the comparable period of 2003. The primary source of operating cash in 2004 was the increased net income and the increase in accounts payable and accrued liabilities, offset by the increase in accounts receivable. The primary operating use of cash during 2003 was the net loss and a reduction in accounts payable and accrued liabilities, which were partially offset by the collection of accounts receivable.

     During the nine months ended September 30, 2004, we used $46,000 in investing activities compared to $25,000 in the same period of 2003. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

     We received $568,000 in cash from the exercise of employee stock options during the nine months ended September 30, 2004 compared to $862,000 during the comparable period of 2003, which was partially offset by $13,000 used to repurchase shares of our common stock.

     At September 30, 2004, we had $5.7 million in cash and cash equivalents and $6.1 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.8 million at September 30, 2004. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May, 2009. We also have an operating lease for our facility in Lee’s Summit, Missouri that expires in June 2005.

     As of September 30, 2004, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of September 30, 2004 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1 - 3 Years	3-5 Years	5 Years
Operating lease obligation	$1,815	$360	$759	$696	$0
Purchase obligations	159	159	0	0	0

Total	$1,974	$519	$759	$696	$0

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

     Goodwill – We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at September 30, 2004. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.

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

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our three largest OEM customers accounted for 77.0% and 46.5% in the nine months ended September 30, 2004 and 2003, respectively.

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

     Approximately 4.7% and 18.0% of our revenues in the nine months ended September 30, 2004 and 2003, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

Although we have begun reporting backlog, our ability to predict our revenues and operating results is extremely limited.

     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of September 30, 2004, we have a backlog of approximately $2.0 million.

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

     As of November 9, 2004, William W. Smith Jr., the President, Chief Executive Officer and Chairman of the Board of our company, and Rhonda L. Smith beneficially owned approximately 47.0% of our outstanding shares of common stock. Acting together, they would have the ability to elect our directors and determine the outcome of any corporate action requiring stockholder approval, including a sale of the company, irrespective of how other stockholders may vote. This concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

Sales of substantial numbers of our common stock could adversely impact the price of our stock.

     As of November 9, 2004 we had 17,711,769 shares of common stock outstanding. Of this amount, the combined 8,329,230 shares held by William W. Smith, Jr. and Rhonda L. Smith are available for sale in the public market (subject to the volume and other applicable restrictions of Rule 144). Overall, our trading volume fluctuates widely and at times is relatively limited. Certain of our officers and directors, may implement 10b-5(1) selling plans in the future. Sales of a substantial number of shares of our common stock by William W. Smith, Jr., Rhonda L. Smith or any other person, including through any directed selling plan, either individually or when aggregated with sales by other persons, could adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At September 30, 2004, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at September 30, 2004.

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

PART II – OTHER INFORMATION

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

     (B) REPORTS ON FORM 8-K

          On July 21, 2004, the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 15, 2004	By /s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

November 15, 2004	By /s/ Robert W. Scheussler

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