Form 10-K
period 2004-12-31
SMITH MICRO SOFTWARE INC
filed 2005-03-31
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K NO ☐.

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

     As of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $15,151,026 based upon the closing sale price of such stock as reported on the Nasdaq SmallCap Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

     As of February 25, 2005, there were 21,536,918 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities Exchange Act of 1934, are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2004 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.

     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” on page 19 of this report.

     All forward looking statements included in this document are based on information available to us on the date hereof. We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. BUSINESS

General

     Smith Micro Software, Inc. is a diversified developer and marketer of wireless communication software products and services. Our primary focus and strategy for our products and services is directed to wireless communications including WWAN as well as Wi-Fi software. We sell our products and services to some of the world’s leading companies as well as to consumers. Specific wireless products include: QuickLink Mobile and QuickLink Mobile Phonebook. The proliferation of wireless technologies is providing new opportunities globally. The wireless infrastructures being implemented, such as 1xRTT, GPRS and 3G including EVDO and UMTS, offer wider bandwidth wireless data services. This infrastructure combined with mobile platforms such as the basic mobile phone, notebook computing devices (“PCs”) and personal communications devices (“PDA’s”) provide opportunities for new communications software products. Our core communications technology is designed to address this emerging wireless data market.

     We manufacture, market and sell value-added wireless connectivity products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile phone manufacturers, as well as direct to the consumer. We offer software products for Windows XP, Windows 2000, Windows Me, Windows 98, Windows CE, Pocket PC, Mac, Palm, Unix and Linux operating systems. The underlying design concept is the long-standing Smith Micro criteria of “enhancing the out-of-box experience” for the customer. Our custom engineering services bring more than 20 years of hardware and software experience, having shipped over 40 million copies of products to OEM’s seeking to better market their products by adding product features, customizing existing features and translating applications into additional languages.

     During the fourth quarter of 2004, we announced our latest addition to the QuickLink family, namely QuickLink Mobile Enterprise aimed at the corporate marketplace to take advantage of the demand for additional security built into the Enterprise product. This product will ship in the second quarter of 2005. QuickLink Mobile provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Mobile allows users to seek out and select available hot spots in their area. We currently maintain OEM relationships with many wireless industry companies including: Verizon Wireless, Telus, Audiovox, LGIC and, Kyocera. Smith Micro also offers products in the PC Utility, Fax and eBusiness markets. Smith Micro’s complete line of products are available through direct sales and OEMs. Sales to Verizon Wireless amounted to approximately 68.4% of the Company’s net revenues for 2004. Sales to Verizon Wireless, Cingular Wireless and Apple Computer amounted to approximately 27.0%, 10.7% and 10.2% of our net revenues for 2003, respectively. Sales to Verizon Wireless and Apple Computer amounted to approximately 19.0% and 10.7% of our net revenues in 2002, respectively.

     We also offer professional consulting services that help clients implement web-based projects. An extension of this activity includes the offering of fulfillment services for customer web stores.

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

     Research and development expenses amounted to $2.6 million, $2.5 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies.

     Our business is primarily dependent upon the worldwide demand for wireless communications and the resulting requirements wireless data connectivity to support this demand. During the last three years, demand for these types of products has fluctuated dramatically, and there has been a significant increase in price competition within our industry.

     We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. We make our filings with the SEC available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K.

Industry Backgrounds

     Wireless Industry — The evolving types of wireless infrastructures being implemented, such as 1xRTT, GPRS and the emerging 3G offer wider bandwidth data services. Wireless platforms include the basic cellular phone, personal computing devices (PC’s) and personal communications devices including PDA’s and handheld’s. The adoption of these new mobile and wireless communications services provides opportunities for new communications software products.

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

Sales and Marketing

     Our products are available worldwide to customers through original equipment manufacturers. We also sell products and product upgrades over the Internet through our own web store at www.smithmicro.com.

     Our OEM market continues to evolve as we continue to offer new communications products and OEM’s adopt new technologies and software bundling techniques. Our OEM customers include wireless service providers, wireless phone manufacturers and other PC related equipment manufacturers. These manufacturers bundle our software products with their own products. We have translated selected products into as many as eighteen languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.

     The cycle from the placement of an OEM order to shipping is very short. OEM customers generally operate under a just-in-time system, and we typically ship our products as we receive orders. A percentage of our OEM revenue is derived from royalties accrued by customers that are authorized to replicate or to preload our software products.

     Our three largest OEM customers (Verizon Wireless, Kyocera Wireless and Symantec in 2004), and their respective affiliates, in each year, have accounted for 77.8% of our net revenue in 2004, 47.9% of our net revenues in 2003 and 39.4% of our net revenues in 2002. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers, decisions by a significant OEM customer to substantially reduce purchases or our inability to collect receivables from these customers could have a material adverse effect on our business.

     We traditionally have relatively little backlog for our OEM products at any given time, and we have not considered backlog to be a significant indicator of future performance. As of December 31, 2004, however, we had reported a backlog of $1 million resulting from orders placed late in the fourth quarter but not shipped. Since we generally do not produce software in advance of anticipated orders, our revenues in any quarter are substantially dependent on orders booked in that quarter.

     We sell product directly to retail customers. During the period 2002 through 2004, the retail product sales mix has changed as the result of a reduced emphasis on the retail channel and a renewed focus on our OEM and direct sales as we exited the distribution channel.

     Our consulting service group assists customers in deploying and using computer operating systems, applications, and communications products. This group is a part of our Internet & Direct unit and helps create enterprise-wide computing solutions for large corporate accounts.

Customer Service and Technical Support

     We provide technical support and customer service through our web site, email, telephone and fax. OEM customers generally provide their own primary customer support functions and rely on us for back-up support for their own technical support personnel.

Product Development

     The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $2.6 million, $2.5 million and $2.2 million for the years ended December 2004, 2003 and 2002, respectively.

Manufacturing

     Our software is sold in several forms. We offer a package or kit that may include: CD-ROM(s) for product and hardware-specific drivers; a cable; a manual; and certain other documentation or marketing material. We offer software on CD-ROMs. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s and pay a royalty based on usage. This method of sale does not require us to provide a CD or manual. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer’s hard drive. With the corporate sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.

     Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. The manufacturing steps that are subcontracted to outside vendors include the replication of CD-ROM’s and the printing of documentation materials. Assembly of the final package is completed by an outside vendor or in our Aliso Viejo, California facility.

Competition

     The markets in which we operate are highly competitive and subject to rapid changes in technology. Rapidly changing technology combined with relatively low barriers to entry in the communication software market is constantly creating new opportunities, and we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as the emerging mobile, wireless and Internet markets evolve. We compete with other software vendors for the attention of customers as well as in our efforts to acquire technology and qualified personnel.

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

     Many existing and potential OEM customers have technological capabilities to develop products that compete directly with our products. In such event, these customers may discontinue purchases of our products. Our future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communication software from us rather than design and develop their own software. Because our customers are not contractually obligated to purchase any of our products, they may cease to rely, or fail to expand their reliance on us as a source for communication software in the future.

Proprietary Rights and Licenses

     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure and patent, copyright and trademark law that may afford only limited protection. As of December 31, 2004, four currently effective U.S. patents have been issued since December 1997 and three patent applications are currently pending. These patents provide generalized protection to our intellectual property base, and we will continue to apply for various patents and trademarks in the future.

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

Employees

     As of December 31, 2004, we had a total of fifty-two employees: twenty-seven engaged in engineering; nine in sales and marketing; eight in management and administration; four in customer support; and four in manufacturing. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Item 2. PROPERTIES

     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 23,500 square feet of space pursuant to a lease that expires May 31, 2009. We operate both our products and services reporting segments within this facility.

     We also have a facility of approximately 1,000 square feet in Lee’s Summit, Missouri, pursuant to a lease that expires June 14, 2005. During 2003, we terminated leases in San Diego, California and Beaverton, Oregon.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2004.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2004:
First Quarter	$3.66	$2.00
Second Quarter	3.31	1.80
Third Quarter	5.50	1.28
Fourth Quarter	11.20	3.27

YEAR ENDED DECEMBER 31, 2003:
First Quarter	0.75	0.42
Second Quarter	5.23	0.45
Third Quarter	4.87	2.50
Fourth Quarter	4.08	1.77

     On February 25, 2005, the closing sale price for our common stock as reported by Nasdaq was $6.15.

Holders

     As of February 25, 2005, there were approximately 175 holders of record of our common stock based on information provided by our transfer agent.

Dividends

     We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

     On February 18, 2005, the Company entered into a Common Stock Purchase Agreement for the private placement of 3,500,000 shares of the Company’s common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 and approximate net cash proceeds to the Company of $21,056,000. The transaction closed simultaneously with the execution of the Purchase Agreement on February 18, 2005.

     C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2001 and 2000, and the consolidated balance sheet data at December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net Revenues:
Products	$12,394	$6,291	$6,029	$6,945	$10,884
Services	922	925	1,102	2,544	2,595

Total Net Revenues	13,316	7,216	7,131	9,489	13,479
Cost of Revenues:
Products	2,530	1,350	1,420	1,880	2,499
Services	380	321	782	2,048	$1,150

Total Cost of Revenues	2,910	1,671	2,202	3,928	3,649

Gross profit	10,406	5,545	4,929	5,561	9,830
Operating expenses:
Selling and marketing	1,519	1,666	2,175	4,571	5,319
Research and development	2,556	2,506	2,162	2,997	4,041
General and administrative	2,868	2,330	2,387	3,847	4,053
Restructuring Costs				380

Total operating expenses	6,943	6,502	6,724	11,795	13,413

Operating income (loss)	3,463	(957)	(1,795)	(6,234)	(3,583)
Interest Income	53	37	45	199	482

Income (Loss) before income taxes	3,516	(920)	(1,750)	(6,035)	(3,101)
Income tax expense (benefit)	71	3	(1,062)	90	54

Net Income (Loss)	$3,445	$(923)	$(688)	$(6,125)	$(3,155)

Net income (loss) per share, basic	$0.20	$(0.06)	$(0.04)	$(0.38)	$(0.20)

Weighted average shares, basic	17,267	16,511	16,235	16,232	15,984

Net income (loss) per share, fully diluted	$0.19	$(0.06)	$(0.04)	$(0.38)	$(0.20)

Weighted average shares, fully diluted	18,412	16,511	16,235	16,232	15,984

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Total assets	$12,828	$6,587	$6,766	$9,257	$15,314
Total liabilities	1,729	997	1,154	2,955	2,887
Accumulated deficit	(16,669)	(20,114)	(19,191)	(18,503)	(12,378)
Total stockholders’ equity	11,099	5,590	5,612	6,302	12,427

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

     Our business model is based primarily upon the design, production and sale of wireless connectivity software for use with wireless communication networks worldwide. Our products are utilized with major wireless networks throughout the world that support data communications through the use of cell phones or other wireless communication devices such as PC cards. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers to offer wireless PC data connectivity to their wireless networks.

     Our business is primarily dependent upon the demand for wireless communications and the corresponding requirements for wireless connectivity software to support this demand. During the last three years, demand for these types of products has fluctuated dramatically, and there has been a significant increase in price competition within our industry. These factors have led to swings in our revenues and contributed to the operating losses reported in our financial results.

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

     During 2004, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.

Results of Operations

     The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net Revenues:
Products	93.1%	87.2%	84.6%
Services	6.9%	12.8%	15.4%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Products	19.0%	18.7%	19.9%
Services	2.9%	4.5%	11.0%

Total cost of revenues	21.9%	23.2%	30.9%

Gross profit	78.1%	76.8%	69.1%
Operating expenses:
Selling and marketing	11.4%	23.1%	30.5%
Research and development	19.2%	34.7%	30.3%
General and administrative	21.5%	32.3%	33.5%

Total operating expenses	52.1%	90.1%	94.3%

Operating Income (Loss)	26.0%	-13.3%	-25.2%
Interest Income	0.4%	0.5%	0.6%

Income (Loss) before income taxes	26.4%	-12.8%	-24.6%
Income tax expense (benefit)	0.5%	0.0%	-15.0%

Net Income (Loss)	25.9%	-12.8%	-9.6%

Revenues

     Total net revenues were $13.3 million, $7.2 million and $7.1 million in 2004, 2003 and 2002, respectively, with an increase of $6.1 million, or 84.5% from 2003 to 2004 and an increase of $85,000, or 1.2%, from 2002 to 2003.

     We currently operate in two business segments: products and services. In addition, product revenues are broken down into two business units, Wireless and OEM and Internet & Direct Sales. Our Internet & Direct Sales unit includes utility and fax software products as well as consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2004		2003		2002
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$11,424	$—	$4,711	$—	$4,555	$—
Internet & Direct	970	922	1,580	925	1,474	1,102

Total Revenues	12,394	922	6,291	925	6,029	1,102
Cost of revenues	2,530	380	1,350	321	1,420	782

Gross Profit	$9,864	$542	$4,941	$604	$4,609	$320

     Products. Net revenues from sales of products were $12.4 million, $6.3 million and $6.0 million for 2004, 2003 and 2002, respectively, representing an increase of $6.1 million, or 97.0% from 2003 to 2004 and $262,000 or 4.4% from 2002 to 2003. Product revenues accounted for 93.1% of total revenues in 2004, 87.2% of total revenues in 2003 and 84.6% of total revenues in 2002. The change in our product revenue from 2003 to 2004 is primarily due to the increase in sales to Verizon of $7.2 million consisting of sales of QuickLink Mobile and QuickLink Mobile Phonebook. Internet & Direct Sales decreased, reflecting the move out of the retail distribution channel. Product revenues from 2002 to 2003, while fairly flat, reflect a significant change from core fax technology products to new wireless communications products for Wireless & OEM.

     We traditionally have relatively little backlog for our OEM products at any given time and we have not considered backlog to be a significant indicator of future performance. However, as our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. Therefore, in 2004, we began tracking our quarterly backlog situation although the level of backlog is not necessarily indicative of trends in our business. As of December 31, 2004 however, we had a backlog of $1.0 million resulting from orders placed late in the fourth quarter and not shipped. Since we generally do not produce software in advance of anticipated orders our revenues in any quarter are substantially dependent on orders booked in that quarter.

     Services. Consulting services revenues were $922,000, $925,000 and $1.1 million in 2004, 2003 and 2002, respectively, representing a decrease of $3,000, or 0.3% from 2003 to 2004 and a decrease of $177,000 or 16.1% from 2002 to 2003. Services revenue accounted for 6.9% of total revenues in 2004, 12.8% of total revenues in 2003 and 15.4% of total revenues in 2002. The decrease in service revenue is due to the reduced focus on consulting services, which was announced in the first quarter of 2002, due to the decrease in demand for such services.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues was $2.5 million, $1.4 million and $1.4 million in 2004, 2003 and 2002, respectively, representing an increase of $1.1 million, or 87.4%, from 2003 to 2004 and remaining fairly constant in 2002 and 2003. The cost of product revenue as a percentage of product revenue was 20.4% in 2004, 21.5% in 2003 and 23.6% in 2002. The 87.4% increase in 2004 is consistent with the 2004 growth in product revenues of 97.0%, the majority of which is primarily related to the increase in sales to Verizon as indicated above. During the period from 2002 through 2004, the cost of product revenue has moved from being heavily retail product driven to primarily wireless software kit related. Software kits often contain a hardware element, such as a cable, which result in slightly lower margins.

     Cost of Service Revenues. Cost of service revenues was $380,000, $321,000 and $782,000 in 2004, 2003 and 2002, respectively, representing an increase of $59,000, or 18.4% from 2003 to 2004 and a decrease of $461,000, or 59.0% from 2002 to 2003. Cost of service revenues includes the cost of our consulting personnel and the cost of any outside consultants contracted to support our staff. The increase in the cost of service revenues from 2003 to 2004 is due to increased consulting labor costs and modest hardware sales not present in 2003. The decrease in the cost of service revenues from 2002 to 2003 was due to headcount reductions related to the elimination of selected Microsoft products consulting services announced in the first quarter of 2002. Cost of service revenues as a percentage of service revenues was 41.2% in 2004, 34.7% in 2003 and 71.0% in 2002.

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Years Ended December 31,
	2004		2003		2002
Operating expenses:
Selling and marketing	$1,519	11.4%	$1,666	23.1%	$2,175	30.5%
Research and development	2,556	19.2%	2,506	34.7%	2,162	30.3%
General and administrative	2,868	21.5%	2,330	32.3%	2,387	33.5%

Total operating expenses	$6,943	52.1%	$6,502	90.1%	$6,724	94.3%

     Selling and Marketing. Selling and marketing expenses were $1.5 million, $1.7 million and $2.2 million in 2004, 2003 and 2002, respectively, representing decreases of $147,000 or 8.8%, from 2003 to 2004 and $509,000 or 23.4%, from 2002 to 2003. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The decrease in these costs from 2003 to 2004 is directly attributable to the elimination of channel marketing expenses of approximately $100,000 and the elimination of depreciation and other miscellaneous expenses of $95,000 relating to the San Diego sales office which was closed in 2003. These decreases were offset by an increase in salaries and related expenses of approximately $50,000 which relates to the reallocation of resources from other departments to sales and marketing. The decrease in these costs from 2002 to 2003 is directly attributable to stringent cost reduction measures in all the above expense areas as implemented by management in late 2002. Advertising expenses were $47,000, $95,000 and $276,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Selling and marketing expenses were 11.4%, 23.1% and 30.5% of revenues in the years ended December 31, 2004, 2003 and 2002, respectively. Decreases in selling and marketing expenses as a percentage of revenues were caused by the increase in revenues as well as the absolute dollar decreases discussed above.

     Research and Development. Research and development expenses were $2.6 million, $2.5 million and $2.2 million in 2004, 2003 and 2002, respectively, representing increases of $50,000, or 2.0% from 2003 to 2004 and $344,000, or 15.9%, from 2002 to 2003. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses in each year was primarily due to the development of new wireless products that were released during the periods, with an accompanying increase in headcount and a refocus of engineering resources from consulting projects to development. Research and development expenses were 19.2%, 34.7% and 30.3% of revenues in the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in research and development expenses as a percentage of revenues from 2003 to 2004 is due to the significant increase in revenues during the period. The increase from 2002 to 2003 is primarily due to the absolute dollar increase discussed above, slightly offset by the small increase in revenues.

     General and Administrative. General and administrative expenses were $2.9 million, $2.3 million and $2.4 million in 2004, 2003 and 2002, respectively, representing increases of $538,000, or 23.1%, from 2003 to 2004 and $57,000, or 2.4% from 2002 to 2003. The increase in General and Administrative costs from 2003 to 2004 consist of increases in accounting, legal and consulting fees of approximately $120,000, travel expenses of approximately $65,000 and compensation and benefit costs of approximately $320,000. General and administrative costs in 2002 and 2003 were relatively flat as we reduced costs to align our general and administrative cost base with existing revenues. General and administrative expenses were 21.5%, 32.3% and 33.5% of revenues in the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in general and administrative expenses as a percentage of revenues from 2003 to 2004 is due to the increase in revenues, partially offset by the absolute dollar increase in expenses. The decrease in general and administrative expenses as a percentage of revenues from 2002 to 2003 is due to the increase in revenues and the absolute dollar decrease in expenses.

     Interest Income. Interest income was $53,000, $37,000 and $45,000 in 2004, 2003 and 2002, respectively, representing an increase of $16,000, or 43.2% from 2003 to 2004 and a decrease of $8,000 or 17.8%, from 2002 to

2003. The differences in our interest income are directly related to the fluctuations in our cash balances during the periods and changing interest rates. We have not changed our investment strategy during the periods being reported, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this report.)

     Provision for Income Taxes. In the years ended December 31, 2004 and December 31, 2003, we reported a provision for income taxes in the amounts of $71,000 and $3,000, respectively. In the year ended December 31, 2002, we reported an income tax benefit in the amount of $1.1 million. The provision in 2004 relates to alternative minimum tax liability. The provision in 2003 consists of minimum payments for state taxes. The benefit in 2002 is the result of a net operating loss carry-back, which, pursuant to a change in federal tax law, allowed us to file for a refund of income taxes paid in 1996. Prior to the tax law change such amount was included in the net operating loss carry-forward, which had carried a full valuation allowance. We have provided a valuation allowance on 100% of our deferred tax assets. We will continue to evaluate the recoverability of our deferred tax asset and the need for a valuation allowance against such asset. Factors that are considered in the evaluation of the recoverability of the deferred tax asset are continued profitability and our ability to meet our future forecasts. In general, any realization of our net deferred tax asset will reduce the effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, will result in a direct increase to stockholders’ equity.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through cash generated from operations and from net proceeds of $18.1 million generated by our initial public offering in 1995. Our principal source of liquidity as of December 31, 2004 consisted of cash and cash equivalents of $8.6 million.

     Net cash provided by operations was $3.0 million in 2004 compared with cash used in operations of $767,000 in 2003. This difference in operating cash flows is primarily due to the increase in net income in 2004. This was partially offset by increases in accounts receivable.

     Cash flows used in investing activities were $102,000 in 2004 and $39,000 in 2003, related to investments in property and equipment, including computers and production equipment.

     Cash flows from financing activities were $2.1 million in 2004 and $901,000 in 2003. This was the result of stock options being exercised by employees, net of a tax adjustment in 2004 and cash used to repurchase Company stock in the first quarter of 2003.

     At December 31, 2004, we had $8.6 million in cash and cash equivalents and $9.2 million of working capital. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.

     We have non-cancelable operating leases for our facilities in Aliso Viejo, California and Lee’s Summit, Missouri which expire in May 2009 and June 2005, respectively.

     As of December 31, 2004, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

		Payments due by period
					More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$1,686	$388	$760	$538	$—
Purchase Obligations	62	62

Total	$1,748	$450	$760	$538	$—

     On February 18, 2005, we entered into a Common Stock Purchase Agreement for the private placement of 3,500,000 shares of our common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 and approximate net cash proceeds to the Company of $21,056,000. The transaction closed simultaneously with the execution of the Purchase Agreement on February 18, 2005. C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement. The form of the Purchase Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K which was filed on February 24, 2005

     During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, we have made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

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

     In 2003, we exited the retail distribution channel. Prior to that time, we permitted reseller customers to return or exchange product and provided price protection on products unsold by a customer. As a result, revenue from resellers was recognized upon sell-through to the end customer, rather than upon shipment. Product sales directly to end users are recognized upon delivery. End users have a thirty day right of return, but such returns have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

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

     Goodwill – We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2004. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. We continue to monitor the FASB’s progress and do not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on our consolidated results of operations or financial position.

RISK FACTORS

     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our quarterly operating results may fluctuate and cause the price of our common stock to fall.

     Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

•	the size and timing of orders from and shipments to our major customers;

•	the size and timing of any return product requests for our products;

•	our ability to maintain or increase gross margins;

•	variations in our sales channels or the mix of our product sales;

•	the gain or loss of a key customer;

•	our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

•	the effect of new and emerging technologies;

•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and

•	general economic and market conditions.

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

     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of December 31, 2004, we had a backlog of approximately $1.0 million.

We depend upon a small number of customers for a significant portion of our revenues.

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 68.4% and 27.0% of our net revenues in the years ended December 31, 2004 and 2003, respectively. Our three largest OEM customers accounted for 77.8% and 47.9% in the years ended December 31, 2004 and 2003, respectively.

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

     If the adoption of new technologies and services does not grow or grows more slowly than anticipated in our product planning and development, demand for certain of our products and services will be reduced. For example, our new QuickLink Mobile Wi-Fi product provides notebook users with the ability to roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. Another product, QuickLink Wi-Fi, allows users to seek out and select available hot spots in their area. Therefore, future sales and any future profits from these and related products are substantially dependent upon the widespread acceptance and use of Wi-Fi as an effective medium of communication by consumers and businesses.

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

Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our revenue.

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

Delays or failure in deliveries from our component suppliers could cause our net revenue to decline and harm our results of operations.

     We rely on third party suppliers to provide us with services and components for our product kits. These components include: compact discs; cables; printed manuals; and boxes. We do not have long-term supply arrangements with any vendor to obtain these necessary services and components for our products. If we are unable to purchase components from these suppliers or if the compact disc replication services that we use do not deliver our requirements on schedule, we may not be able to deliver products to our customers on a timely basis or enter into new orders because of a shortage in components. Any delays that we experience in delivering our products to customers could impair our customer relationships and adversely impact our reputation and our business. In addition, if our third party suppliers raise their prices for components or services, our gross margins would be reduced.

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

     Approximately 5.2%, 14.8% and 15.1% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively, were derived from sales to customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	difficulties in securing and servicing international customers;

•	difficulties in collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

     These conditions may increase our cost of doing business. Moreover, as our customers are adversely affected by these conditions, our business with them may be disrupted and our results of operations could be adversely affected.

The market price of our common stock may be adversely affected by the sale of significant numbers of shares of our common stock by any of our principal stockholders.

     A total of 3,500,000 shares of our common stock was recently sold in a private placement in February 2005, and we expect to file a registration statement covering the resale of such shares in April 2005. In addition, there are other large blocks of shares held by individual stockholders which are eligible for resale under Rule 144, including William W. Smith, who held 3,772,115 shares at February 21, 2005, and Rhonda L. Smith who held 3,316,615 shares. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

We may be subject to regulatory scrutiny and may sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm attest to such evaluation on an annual basis. Compliance with these requirements can be expensive and time-consuming. While we believe that we will be able to meet the required deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

We may be subject to additional risks.

     The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. At December 31, 2004, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:
2004	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$2,488	$3,117	$3,556	$4,155
Gross Profit	1,798	2,385	2,883	3,340
Operating Income	94	644	1,085	1,640
Net Income	$103	$634	$1,077	$1,631

Net Income Per Share, Basic	$0.01	$0.04	$0.06	$0.09

Weighted Average Shares Outstanding, Basic	17,024	17,072	17,254	17,706

Net Income Per Share, Diluted	$0.01	$0.04	$0.06	$0.09

Weighted Average Shares Outstanding, Diluted	18,042	18,022	18,617	19,125

	Three Months Ended:
2003	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$1,867	$2,286	$1,501	$1,562
Gross Profit	1,462	1,771	1,132	1,180
Operating Loss	(254)	115	(483)	(335)
Net (Loss) Income	$(250)	$124	$(472)	$(325)

Net (Loss) Income Per Share, Basic	$(0.02)	$0.01	$(0.03)	$(0.02)

Weighted Average Shares Outstanding, Basic	16,223	16,257	16,610	16,946

Net (Loss) Income Per Share, Diluted	$(0.02)	$0.01	$(0.03)	$(0.02)

Weighted Average Shares Outstanding, Diluted	16,223	17,822	16,610	16,946

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

     Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders currently expected to be held on May 24, 2005 (“the Proxy Statement”).

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers as of February 15, 2005.

Name	Age	Position
William W. Smith, Jr.	57	Chairman of the Board, President and Chief Executive Officer

Robert W. Scheussler	58	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director

David P. Sperling	36	Vice President and Chief Technical Officer

William R. Wyand	57	Vice President, Wireless and OEM Sales

Christopher G. Lippincott	33	Vice President, Internet and Direct Sales

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

     Mr. Wyand joined the company in 1999 when Smith Micro acquired STF Technologies where Mr. Wyand was President and Chief Executive Officer. As General Manager he ran the Macintosh division sales, marketing, engineering and customer support efforts. Later that year, Mr. Wyand moved into the newly created Wireless and Broadband division as General Manager and in 2004 became Vice President, Wireless and OEM Sales. From 1995 to 1999, Mr. Wyand was President and Chief Executive Officer of STF Technologies. From 1984 to 1995, Mr. Wyand held various interim management and consulting positions. From 1977 to 1984, he held various positions with United Telecom Computer Group. From 1973 to 1977, he was a Consultant with Arthur Young & Co. He graduated with a B.S. from Pennsylvania State University and an MBA from Rockhurst College.

     Mr. Lippincott joined the company in 1993 as a senior sales representative and later holding several sales positions. In 1998 he was appointed Director of North American Sales and in 2000 named General Manager of the Internet Solutions Division, then as Vice President, Internet and Direct Sales in 2004. Prior to joining Smith Micro, Mr. Lippincott held several retail sales positions. He attended the University of California at Berkeley majoring in business administration. Officers are elected by, and serve at the discretion of, the Board of Directors.

     Other information required by this section is incorporated by reference from the information in the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” appearing in our Proxy Statement.

     We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, our principal financial officer, and all members of our finance department performing similar functions. Our Code of Ethics was filed as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed on March 25, 2004. In the event of an amendment to, or a waiver from, certain provisions of our Code of Ethics, we intend, to the extent possible, to satisfy Form 8-K disclosure requirements by disclosing this information on our website at www.smithmicro.com.

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

Securities Authorized for Issuance Under Equity Compensation Plan

     The following table provides information as of December 31, 2004 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

	Number of Shares to be Issued	Weighted Average	Number of Shares
	Upon Exercise of Outstanding	Exercise Price of	Remaining Available
(In thousands, except per share amounts)	Options	Outstanding Options	for Future Issuance

Equity Compensation Plan Approved by Shareholders (1)	1,799	$1.58	1,448
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	1,799	$1.58	1,448

(1)	Consists of the 1995 Stock Option/Stock Issuance Plan

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item will be contained in our Proxy Statement under the heading “Related Party Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The response to this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” and is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004.	S-1

     (3) Exhibits

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

Exhibit
No.	Title	Method of Filing
10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

     (b) Exhibits on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 18, 2004 in connection with the election of Samuel Gulko to the Board of Directors.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 20, 2004 in connection with the earnings release for the fiscal quarter ended September 30, 2004.

     (c) Exhibits

     The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

     (d) Financial Statement Schedule

     The Financial Statement Schedule required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 30, 2005	By:/s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2005	By:/s/ Robert W. Scheussler

Robert W. Scheussler,
Chief Operating Officer and
Chief Financial Officer

(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ Robert W. Scheussler Robert W. Scheussler	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Thomas G. Campbell	Director	March 30, 2005
Thomas G. Campbell

/s/ Samuel Gulko	Director	March 30, 2005
Samuel Gulko

/s/ William C. Keiper
	Director	March 30, 2005
William C. Keiper

/s/Gregory J. Szabo
	Director	March 30, 2005
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 Smith Micro Software, Inc.:

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 30, 2005

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

(In thousands, except share and per share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,634	$3,722
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $137 (2004) and $33 (2003)	2,024	741
Income tax receivable	35
Inventories, net	47	22
Prepaid expenses and other current assets	203	204

Total current assets	10,943	4,689

EQUIPMENT AND IMPROVEMENTS, net	113	70
INTANGIBLE ASSETS, net		40
GOODWILL	1,715	1,715
OTHER ASSETS, net	57	73

	$12,828	$6,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$939	$538
Accrued liabilities	790	459

Total current liabilities	1,729	997

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 18,011,000 and 17,011,000 shares issued and outstanding	18	17
Additional paid-in capital	27,750	25,687
Accumulated deficit	(16,669)	(20,114)

Net stockholders’ equity	11,099	5,590

	$12,828	$6,587

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
NET REVENUES:
Products	$12,394	$6,291	$6,029
Services	922	925	1,102

Total Net Revenues	13,316	7,216	7,131

COST OF REVENUES:
Products	2,530	1,350	1,420
Services	380	321	782

Total Cost of Revenues	2,910	1,671	2,202

GROSS PROFIT	10,406	5,545	4,929

OPERATING EXPENSES:

Selling and marketing	1,519	1,666	2,175
Research and development	2,556	2,506	2,162
General and administrative	2,868	2,330	2,387

Total operating expenses	6,943	6,502	6,724

OPERATING INCOME (LOSS)	3,463	(957)	(1,795)

INTEREST INCOME	53	37	45

INCOME (LOSS) BEFORE INCOME TAXES	3,516	(920)	(1,750)

INCOME TAX EXPENSE (BENEFIT)	71	3	(1,062)

NET INCOME (LOSS)	$3,445	$(923)	$(688)

NET INCOME (LOSS) PER SHARE, basic	$0.20	$(0.06)	$(0.04)

WEIGHTED AVG SHARES OUTSTANDING, basic	17,267	16,511	16,235

NET INCOME (LOSS) PER SHARE, fully diluted	$0.19	$(0.06)	$(0.04)

WEIGHTED AVG SHARES OUTSTANDING, fully diluted	18,412	16,511	16,235

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, January 1, 2002	16,232	$16	$24,789	$(18,503)	$6,302

Exercise of common stock options	3		3		3

Repurchase and retirement of common stock	(8)		(5)		(5)

Net loss				(688)	(688)

BALANCE, December 31, 2002	16,227	16	24,787	(19,191)	5,612

Exercise of common stock options	808	1	913		914

Repurchase and retirement of common stock	(24)		(13)		(13)

Net loss				(923)	(923)

BALANCE, December 31, 2003	17,011	17	25,687	(20,114)	5,590

Exercise of common stock options	1,000	1	1,995		1,996

Tax benefit related to the exercise of stock options			68		68

Net income				3,445	3,445

BALANCE, December 31, 2004	18,011	$18	$27,750	$(16,669)	$11,099

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands)

	Years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,445	$(923)	$(688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146	410	605
Provision for doubtful accounts and other adjustments to accounts receivable	112	132	486
Tax benefit related to the exercise of stock options	68
Change in operating accounts:
Accounts receivable	(1,395)	(240)	1,605
Income tax receivable	(35)
Inventories	(25)	23	250
Prepaid expenses and other assets	(30)	(12)	(31)
Accounts payable and accrued liabilities	732	(157)	(1,801)

Net cash provided by (used in) operating activities	3,018	(767)	426

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102)	(39)	(23)

Net cash used in investing activities	(102)	(39)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,996	914	3
Cash used in repurchase of common stock		(13)	(5)

Net cash provided by (used in) financing activities	1,996	901	(2)

NET CHANGE IN CASH & CASH EQUIVALENTS	4,912	95	401

CASH AND CASH EQUIVALENTS, beginning of year	3,722	3,627	3,226

CASH AND CASH EQUIVALENTS, end of year	$8,634	$3,722	$3,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid (received) during the year for income taxes	$38	$3	$(1,062)

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smith Micro Software, Inc. and subsidiaries (the “Company”) is a diversified developer and marketer of wireless communication software products and services. The Company manufactures, markets and sells value-added wireless telephony products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile phone manufacturers as well as direct to the consumer. The Company offers software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows CE, Pocket PC, Mac, Palm, Unix and Linux operating systems. The Company also offers professional consulting services that help clients implement web-based projects. An extension of the Company’s consulting activity includes the offering of fulfillment services for customer web stores. A portion of the Company’s sales are made direct to hardware device and personal computer manufacturers under OEM agreements. The Company’s eBusiness products enable websites to be created with standard HTML text and provide fully automated payment processing and order accounting.

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

Accounts Receivable - The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and have also been within management’s estimates.

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

Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2004.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, the Company is no longer required to amortize goodwill. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at December 31, 2004.

Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price to seller is fixed and determinable, and collection is probable. The Company recognizes revenues from sales of its software to OEM customers or end users as: completed products are shipped and title passes, or from royalties generated as authorized customers duplicate its software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant.

Prior to 2004, the Company permitted reseller customers to return or exchange product and provided price protection on products unsold by a customer. As a result, revenue from resellers was recognized upon sell-through to the end customer, rather than upon shipment. At the end of 2003, the Company exited the retail channel and no longer sells to distributors. Product sales directly to end users are recognized upon delivery. End users have a thirty day right of return, but such returns have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.

Service revenues include sales of consulting services, web site hosting and fulfillment. Service revenues are recognized as services are provided or as milestones are delivered and accepted by customers.

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2004, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

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

Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $47,000, $95,000 and $276,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 2002, the Company recognized a tax benefit of $1,071,000 related to a carryback of losses previously included in fully reserved net operating loss carryforwards, as a result of a tax law change (Note 5). The related refund was received in September 2002. The federal and state current provision relates to alternative minimum tax liability. The Company has California net operating loss carryforwards that expired during the 2004 tax year in the amount of $933,530.

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following grant date; stock volatility, 127%, 125% and 133% for grants issued in 2004, 2003 and 2002, respectively; risk-free interest rates of 3.47%, 2.63% and 2.99% for 2004, 2003 and 2002, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2004, 2003 and 2002 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002
Net income (loss):
Net income (loss), as reported	$3,445	$(923)	$(688)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(286)	(240)

Pro forma net income (loss)	$3,137	$(1,209)	$(928)

Income (loss) per Common Share
As reported, Basic	$0.20	$(0.06)	$(0.04)
As reported, Diluted	$0.19	$(0.06)	$(0.04)
Pro forma, Basic	$0.18	$(0.07)	$(0.06)
Pro forma, Diluted	$0.17	$(0.07)	$(0.06)

Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares include stock options using the treasury stock method. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 955,000 and 444,000 have been excluded from diluted weighted average common shares for the years ended December 31, 2003 and 2002, respectively.

Fulfillment Services - The Company currently holds consigned inventory from a customer, which is used to fulfill orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheets. In addition, the Company receives cash for fulfillment orders, which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis as the amounts are held for the benefit of this fulfillment customer.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

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

Comprehensive Income(Loss) - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2004, 2003 and 2002, there was no difference between net income (loss) and comprehensive income (loss).

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company will determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

2. EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements consist of the following (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$745	$753
Leasehold improvements	315	304
Office furniture and fixtures	107	111

	1,167	1,168

Less accumulated depreciation and amortization	(1,054)	(1,098)

	$113	$70

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table sets forth the acquired intangible assets by major asset class:

	Useful	December 31, 2004			December 31, 2003
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,260)	$—	$2,260	$(2,220)	$40

Aggregate amortization expense on intangible assets was approximately $40,000, $184,000 and $284,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The carrying amount of the Company’s goodwill was $1,715,000 as of December 31, 2004 and 2003. The Company’s reporting units are equivalent to its operating segments. At December 31, 2004 and 2003, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.

4. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Salaries and benefits	$783	$432
Royalties	1	18
Other	6	9

	$790	$459

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

5. INCOME TAXES

     A summary of the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2004	2003		2002
Current:
Federal	$68	$		$(1,071)
State	3		3	3
Foreign				6

	71		3	(1,062)

Deferred:
Federal	1,025		(324)	507
State	427		(22)	(93)
Change in valuation allowance	(1,452)		346	(414)

	0		0	0

	$71		$3	$(1,062)

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate (35%) to the income (loss) before income taxes is as follows:

	December 31,
	2004	2003	2002
Federal statutory rate	35%	(35)%	(35)%
State tax, net of federal benefit
Nondeductible expense related to acquired intangibles		(2)	1
Other	(1)	2	1
Federal benefit for NOL carryback law change			(61)
Change in valuation allowance	(32)	35	33

	2%	0%	(61)%

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Various reserves	$91	$60
Nondeductible accruals	112	68
State taxes	(523)	(539)
Prepaid expenses	(71)	(71)
Credit carryforwards	1,320	1,280
Net operating loss carryforwards	7,652	7,468
Amortization	258	295
Fixed assets	36	56

Subtotal	8,875	8,617
Valuation allowance	(8,875)	(8,617)

	$0	$0

The Company has federal and state net operating loss carryforwards of approximately $18,888,000 and $14,068,000, respectively, at December 31, 2004. These federal and state net operating loss carryforwards will begin to expire in 2021 and 2005, respectively. During the year ended December 31, 2004 the Company had California net operating loss carryforwards in the amount of $933,530 expire. During the year ended December 31, 2002, the Company carried back its December 31, 2001 federal net operating loss of $4,181,000 to the year ended December 31, 1996 resulting in a refund of $1,071,000. The carryback became allowable under the provisions of the Job Creation and Workers Assistance Act of 2002, which extended the carryback period to five years for tax years ending in 2001 and 2002. Net operating losses, for federal purposes, were allowed to be carried back for two years prior to this enactment. In addition, the Company has federal and state tax credit carryforwards of approximately $1,104,000 and $216,000, respectively, at December 31, 2004.

As of December 31, 2004, a valuation allowance of approximately $8,875,000 has been provided based upon the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

The increases in the valuation allowance for 2004 and 2003 includes $1,710,000 and $729,000, respectively, related to the increases in the Company’s Net Operating Loss Carryforwards as a result of tax deductions derived from the exercise of stock options. Cumulatively, as of December 31, 2004, approximately $3,351,000 of the valuation allowance was attributable to such potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

6. COMMITMENTS AND CONTINGENCIES

Leases - The Company has non-cancelable operating leases for its building facility in Aliso Viejo, California and Lee’s Summit, Missouri, which expire in May 2009 and June 2005, respectively. Future minimum rental commitments consist of the following (in thousands):

Year ending December 31:
2005	$388
2006	380
2007	380
2008	380
2009	158

Total	$1,686

Total rent expense was $480,000, $590,000 and $593,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation – From time to time the Company is subject to litigation in the normal course of business, none of which management believes will likely have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other Contingent Contractual Obligations – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

7. SEGMENT INFORMATION

The Company currently operates in two business segments: products and services. In addition, revenues are classified into two markets, Wireless and OEM sales, and Internet and Direct sales. Our Internet market includes Internet based software products as well as consulting, fulfillment and hosting revenue.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2004		2003		2002
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$11,424	$—	$4,711	$—	$4,555	$—
Internet & Direct	970	922	1,580	925	1,474	1,102

Total Revenues	12,394	922	6,291	925	6,029	1,102
Cost of revenues	2,530	380	1,350	321	1,420	782

Gross Profit	$9,864	$542	$4,941	$604	$4,609	$320

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues included one OEM customer at 68.4% of revenues in 2004, three OEM customers at 27.0%, 10.7% and 10.2% of revenues in 2003 and two OEM customers at 19.0% and 10.7% of revenues in 2002. Accounts receivable from these customers were $1.7 million at December 31, 2004, $477,000, $55,000 and $0 at December 31, 2003 and $516,000 and $0 at December 31, 2002. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company also has export sales representing 5.2%, 14.8% and 15.1% of its net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. All export sales have been denominated in U.S. dollars.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

8. PROFIT SHARING

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $54,000, $45,000 and $45,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

9. STOCK-BASED COMPENSATION

In 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan, as amended, provides for issuance of, or options to be granted for the purchase of, an aggregate of 5,624,000 shares of common stock. Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than 100% and 85%, respectively, of the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

Stock option activity under the Plan is as follows:

		Weighted
		average
	Number	exercise
	of options	price
OUTSTANDING, January 1, 2002 (777,000 options, exercisable at weighted average exercise price of $3.01)	1,737,000	$2.55
Granted (weighted average fair value of $0.33)	1,176,000	0.38
Exercised	(3,000)	1.01
Canceled	(145,000)	1.35

OUTSTANDING, December 31, 2002 (1,535,000 options, exercisable at weighted average exercise price of $2.15)	2,765,000	1.46
Granted (weighted average fair value of $2.22)	38,000	2.46
Exercised	(808,000)	1.13
Canceled	(84,000)	1.43

OUTSTANDING, December 31, 2003 (1,140,000 options, exercisable at weighted average exercise price of $2.43)	1,911,000	1.62
Granted (weighted average fair value of $1.70)	922,000	1.95
Exercised	(1,000,000)	2.00
Canceled	(34,000)	1.74

OUTSTANDING, December 31, 2004	1,799,000	1.58

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

     Additional information regarding options outstanding as of December 31, 2004 is as follows:

		Options outstanding		Options exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.10 - $ 0.90	566,000	7.8	$0.28	141,000	$0.38
$0.91 - $ 1.80	213,000	6.7	$1.05	202,000	$1.06
$1.81 - $ 2.70	883,000	9.5	$1.91	5,000	$1.88
$2.71 - $ 7.10	84,000	5.3	$3.45	78,000	$3.41
$7.11 - $14.00	53,000	0.8	$8.99	53,000	$8.99

	1,799,000	8.2	$1.58	479,000	$2.12

At December 31, 2004, 1,448,000 shares were available for future grants under the Stock Option Plan.

10. RELATED PARTY TRANSACTIONS

In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. A member of the Company’s Board of Directors is a principal beneficial owner of Arrange Technology LLC. During fiscal 2004, $19,000 was expensed under the terms of the agreement, of which $7,100 is included in accounts payable in the consolidated balance sheet at December 31, 2004.

In September 2004, the Company entered into a severance agreement with a principal stockholder and former officer and director of the Company. The Company has discharged its obligation under the agreement by purchasing a single premium annuity in the amount of $192,000 which is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

11. SUBSEQUENT EVENT

On February 18, 2005, the Company entered into a Common Stock Purchase Agreement for the private placement of 3,500,000 shares of the Company’s common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 and approximate net cash proceeds to the Company of $21,056,000. The transaction closed simultaneously with the execution of the Purchase Agreement on February 18, 2005.

C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2004	$33	$112	$(8)	$137
2003	565	132	(664)	33
2002	533	486	(454)	565

(1)	Other adjustments relate principally to sales returns.

S-1

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27,

Exhibit
No.	Title	Method of Filing
2001.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.