Form 10-K/A
period 2004-12-31
SMITH MICRO SOFTWARE INC
filed 2005-05-02
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K NO. ☐

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

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

     DOCUMENTS INCORPORATED BY REFERENCE: None.

SMITH MICRO SOFTWARE, INC.

2004 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

     On March 31, 2005, Smith Micro Software, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders’ Meeting, which the Company anticipated filing on or before April 30, 2005. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K.

     This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K. This Amendment No.1 also deletes the incorporation by reference of the Company’s Proxy Statement from the cover page and updates the signature page, Item 15 of Part IV, and Exhibits 23.1, 31.1, 31.2 and 32.1.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. The Company has also reproduced, but not modified or updated, Items 1-4 of Part I and Items 5-9A of Part II in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Initial Form 10-K and reflects only the changes discussed above. No other information included in the Initial Form 10-K, including the information set forth in Part I, Part II, the financial statements and the footnotes thereto, has been modified or updated in any way.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.

     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” on page 18 of this report.

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

	High	Low
YEAR ENDED DECEMBER 31, 2004:	$3.66	$2.00
First Quarter	3.31	1.80
Second Quarter	5.50	1.28
Third Quarter	11.20	3.27
Fourth Quarter

YEAR ENDED DECEMBER 31, 2003:
First Quarter	0.75	0.42
Second Quarter	5.23	0.45
Third Quarter	4.87	2.50
Fourth Quarter	4.08	1.77

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

			Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net Revenues:
Products	$12,394	$6,291	$6,029	$6,945	$10,884
Services	922	925	1,102	2,544	2,595

Total Net Revenues	13,316	7,216	7,131	9,489	13,479

Cost of Revenues:
Products	2,530	1,350	1,420	1.880	2,499
Services	380	321	782	2,048	1,150

Total Cost of Revenues	2,910	1,671	2,202	3,928	3,649

Gross profit	10,406	5,545	4,929	5,561	9,830

Operating expenses:
Selling and marketing	1,519	1,666	2,175	4,571	5,319
Research and development	2,556	2,506	2,162	2,997	4,041
General and administrative	2,868	2,330	2,387	3,847	4,053
Restructuring Costs				380

Total operating expenses	6,943	6,502	6,724	11,795	13,413

Operating income (loss)	3,463	(957)	(1,795)	(6,234)	(3,583)
Interest income	53	37	45	199	482

Income (Loss) before income taxes	3,516	(920)	(1,750)	(6,035)	(3,101)
Income tax expense (benefit)	71	3	(1,062)	90	54

Net Income (Loss)	$3,445	$(923)	$(688)	$(6,125)	$(3,155)

Net income (loss) per share, basic	$0.20	$(0.06)	$(0.04)	$(0.38)	$(0.20)

Weighted average shares, basic	17,267	16,511	16,235	16,232	15,984

Net income (loss) per share, fully diluted	$0.19	$(0.06)	$(0.04)	$(0.38)	$(0.20)

Weighted average shares, fully diluted	18,412	16,511	16,235	16,232	15,984

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Total assets	$12,828	$6,587	$6,766	$9,257	$15,314
Total liabilities	1,729	997	1,154	2,955	2,887
Accumulated deficit	(16,669)	(20,114)	(19,191)	(18,503)	(12,378)
Total stockholders’ equity	11,099	5,590	5,612	6,302	12,427

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

Results of Operations

The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net Revenues:
Products	93.1%	87.2%	84.6%
Services	6.9%	12.8%	15.4%

Total Net Revenues	100.00%	100.00%	100.00%

Cost of Revenues:
Products	19.0%	18.7%	19.9%
Services	2.9%	4.5%	11.0%

Total Cost of Revenues	21.9%	23.2%	30.9%

Gross profit	78.1%	76.8%	69.1%

Operating expenses:
Selling and marketing	11.4%	23.1%	30.5%
Research and development	19.2%	34.7%	30.3%
General and administrative	21.5%	32.3%	33.5%

Total operating expenses	52.1%	90.1%	94.3%

Operating income (loss)	26.0%	–13.3%	–25.2%

Interest income	0.4%	0.5%	0.6%

Income (Loss) before income taxes	26.4%	–12.8%	–24.6%
Income tax expense (benefit)	0.5%	0.0%	–15.0%

Net Income (Loss)	25.9%	–12.8%	–9.6%

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

     The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2004		2003		2002
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$11,424	$—	$4,711	$—	$4,555	—
Internet & Direct	970	922	1,580	925	1,474	1,102

Total Revenues	12,394	922	6,291	925	6,029	1,102

Cost of revenues	2,530	380	1,350	321	1,420	782

Gross Profit	$9,864	$542	$4,941	$604	$4,609	$320

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

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Year Ended December 31,
	2004		2003		2002
Operating expenses:	$1,519	11.4%	$1,666	23.1%	$2,175	30.5%
Selling and marketing	2,556	19.2%	2,506	34.7%	2,162	30.3%
Research and development	2,868	21.5%	2,330	32.3%	2,387	33.5%
General and administrative

Total operating expenses	$6,943	52.1%	$6,502	90.1%	$6,724	94.3%

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

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through cash generated from operations and from net proceeds of $18.1 million generated by our initial public offering in 1995. Our principal source of liquidity as of December 31, 2004, consisted of cash and cash equivalents of $8.6 million.

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

     As of December 31, 2004, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period
					More
			1–3	3–5	than
Contractual obligations:	Total	1 year	years	years	5 years
Operating Lease Obligations	$1,686	$388	$760	$538	$—
Purchase Obligations	62	62

Total	$1,748	$450	$760	$538	$—

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. We continue to monitor the FASB’s progress and do not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on our consolidated results of operations or financial position.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2004
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2003
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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our directors and executive officers as of February 15, 2005.

Name	Age	Position
William W. Smith, Jr.	57	Chairman of the Board, President and Chief Executive Officer
Robert W. Scheussler	58	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director
William C. Keiper	54	Director
Thomas G. Campbell	54	Director
Samuel Gulko	73	Director
Gregory J. Szabo	57	Director
David P. Sperling	36	Vice President and Chief Technical Officer
William R. Wyand	57	Vice President, Wireless and OEM Sales
Christopher G. Lippincott	33	Vice President, Internet and Direct Sales

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

     Mr. Keiper became a director in May, 2002. Mr. Keiper currently serves as Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company. He also currently serves as Chairman and Interim President and Chief Executive Officer of Hypercom Corporation (NYSE: HYC). From 1997 to 2002, Mr. Keiper was a principal in the mergers and acquisitions business, serving software, middle market IT services, consulting and e-commerce companies. Mr. Keiper was the Chief Executive Officer and a member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software, from 1993 to 1997. From 1986 to 1993, Mr. Keiper held variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services. Mr. Keiper currently serves on the Boards of Directors of several high technology companies, including JDA Software Group, Inc. (NASDAQ: JDAS) an enterprise software company that provides solutions for the retail industry; Hypercom Corporation (NYSE: HYC), a company providing electronic payment transfer technology and solutions; and Zones, Inc. (NASDAQ: ZONS), a marketer and distributor of IT products and services. Mr. Keiper received a B.S. in Business from Eastern Illinois University, a J.D. from Arizona State University and an M.B.A. in International Management from the Thunderbird American Graduate School of International Management.

     Mr. Campbell became a director in July 1995. From March 1999 to the present, he has served as the Executive Vice President of King Printing, Inc. From July 1996 to March 1999, he was the Vice President, Operations of Complete Concepts, Ltd., a manufacturer and distributor of women’s accessories. From November 1995 to July 1996, Mr. Campbell was an independent management consultant specializing in corporate turnarounds. From February 1995 to November 1995, he served as the Chief Operating Officer of Laser Atlanta Optics, Inc. From 1990 to February 1995, he served in several senior management positions at Hayes, Inc., including Vice President of Operations and Business Development, and as Chief Operating Officer and a member of the Board of Directors of

Practical Peripherals, a Hayes subsidiary. Prior to 1989, Mr. Campbell was employed by Digital Equipment Corporation. Mr. Campbell attended Boston University.

     Mr. Gulko became a member of the board of directors in October of 2004. Prior to joining the board, Mr. Gulko served as a partner in the audit practice of Ernst & Young from 1968 until his retirement in 1987. From April 1987 to 1996, Mr. Gulko was self employed as a Certified Public Accountant and business consultant, as well as the part time Chief Financial Officer of several privately-owned companies. From July 1996 until his retirement in September 2002, Mr. Gulko functioned as the Chief Financial Officer, and as the Vice President of Finance, Secretary and Treasurer of a biotechnology company, Neotherapeutics, Inc. During this same period he also served as a member of the Board of Directors of Neotherapeutics, Inc. Since September 2002, Mr. Gulko has continued to provide tax and consulting services on a part-time basis to a limited number of clients. Mr. Gulko obtained his B.S. in Accounting from the University of Southern California in 1958.

     Mr. Szabo became a director in June 2001. Mr. Szabo is the former Chief Executive Officer and currently serves as Chairman of the Board of Ertek Solutions, LLC. Ertek provides antenna technology to the wireless industry including high performance low cost RFID Tag antennas. He also currently serves on the United Internet Technologies Board of Advisors. Mr. Szabo has served in a series of senior management positions during a 13-year career with AirTouch’s wireless communications operations, prior to its acquisition by Vodafone and merger with Verizon Wireless in 2000. As Vice President-Network Services, he directed the engineering and operations of its cellular systems in the eastern U.S. Earlier, Mr. Szabo held managerial positions with Motorola and Martin Marietta. Mr. Szabo received a B.S. and an M.S. in Electrical Engineering from Ohio University.

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

     Mr. Lippincott joined the Company in 1993 as a senior sales representative. In 1998 he was appointed Director of North American Sales and in 2000 named General Manager of the Internet Solutions Division, then as Vice President, Internet and Direct Sales in 2004. Prior to joining Smith Micro, Mr. Lippincott held several retail sales positions. He attended the University of California at Berkeley majoring in business administration.

     Officers are elected by, and serve at the discretion of, the Board of Directors.

Audit Committee; Audit Committee Financial Expert

     Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Gulko and Szabo. Our Board has determined that Mr. Gulko, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires certain of the company’s executive officers, as well as its directors and persons who own more than then percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting person, the Company believes that during the last fiscal year all executive officers and directors complied with their filing requirements under Section 16(a) for all reportable transactions during the year except that the following individuals failed to file timely reports: Mr. Gulko failed to timely file his initial Form 3 (due October 15, 2004, and filed November 9, 2004), and Mr. Keiper was one day late filing a Form 4 related to the exercise of options for the purchase of 5,000 shares of Common Stock on October 28, 2004.

Code of Ethics

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

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by (i) our Chief Executive Officer and (ii) each of our four other most highly compensated executive officers whose total cash salary and bonus for the fiscal year ended December 31, 2004, exceeded $100,000 (hereafter, with the Chief Executive Officer, referred to as the “Named Executive Officers”), for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive officer status during that year.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
					Other Annual	Securities	All Other
Name and		Salary	Bonus		Compensation	Underlying	Compensation
Principal Position	Year	($)	($)		($) (1)	Options (#)	($) (2)
William W. Smith, Jr.
Chairman of the Board,	2004	224,927	43,502			100,000	2,600
President and Chief	2003	222,750	30,038				2,400
Executive Officer	2002	222,750	33,469			200,000	2,100

William R. Wyand	2004	150,000	20,000		74,941	100,000	2,600
Vice President,	2003	150,000	18,750		46,304		2,400
Wireless and OEM Sales	2002	146,875	19,000		54,851	100,000	2,100

Christopher G. Lippincott	2004	164,000	16,000		28,196	50,000	1,200
Vice President,	2003	164,000	16,000		27,080		1,200
Internet and Direct Sales	2002	147,600	15,700		27,040	50,000	2,200

Robert W. Scheussler
Senior Vice President,	2004	163,583	31,638			100,000	2,600
Chief Operating Officer,	2003	162,000	21,845				2,400
Chief Financial Officer and Director	2002	162,000	24,341			200,000	2,100

David P. Sperling	2004	125,000	34,595	(3)		100,000	2,600
Vice President and	2003	125,000	15,562				2,201
Chief Technical Officer	2002	121,875	18,290			100,000	2,147

(1)	These amounts reflect commissions earned and paid in each year.

(2)	These amounts represent contributions made by us on behalf of the Named Executive Officer to our 401(k) Plan.

(3)	Includes reimbursement for educational expenses of $17,908 in 2004.

Option Grants in last Fiscal Year

     The following table provides information with respect to the stock option grants made during 2004 to the Named Executive Officers. No stock appreciation rights were granted during the fiscal year ended December 31, 2004 to the Named Executive Officers.

	Individual Grants
						Potential Realizable
						Value at Assumed
	Number of					Annual Rates of
	Securities		Percent of			Stock Price
	Underlying		Total Options			Appreciation
	Stock		Granted to	Exercise		For
	Options		Employees	Price Per	Expiration	Option Term(1)
Name	Granted(#)		in 2004(%)(2)	Share($)(3)	Date	5%	10%
William W. Smith, Jr.	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405
William R. Wyand	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405
Christopher G. Lippincott	50,000	(4)	5.57%	$1.91	07/01/2014	$60,059	$152,202
Robert W. Scheussler	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405
David P. Sperling	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405

(1)	There is no assurance provided to any Named Executive Officer or any other holder of the Company’s securities that the actual stock price appreciation over the applicable 10-year option term will be at the assumed 5% and 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(2)	The Company granted options to employees to purchase a total of 897,750 shares of Common Stock during the fiscal year ended December 31, 2004.

(3)	The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4)	This option will become exercisable for 25% of the option shares upon the optionee’s completion of one year of service with the Company measured from the grant date and the remaining option shares in 36 successive equal monthly installments upon the optionee’s completion of each additional month of service thereafter.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth certain information with respect to the Named Executive Officers concerning the exercise of options during the 2004 fiscal year and unexercised options held by them at the end of the 2004 fiscal year. None of the Named Executive Officers held any stock appreciation rights at the end of such year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

			Number of	Value of Unexercised
			Unexercised	In-the-Money
			Options at FY 2004	Options at FY 2004
	Shares	Value	Year End(#)	Year End($)(2)
	Acquired	Realized	Exercisable/	Exercisable/
Name	on Exercise(#)	($) (1)	Unexercisable	Unexercisable
William W. Smith, Jr.	0	$0	217,551 / 145,833	$1,705,587 / $1,103,205

William R. Wyand	193,125	$1,337,897	6,042 / 145,833	$51,337 / $1,103,205

Christopher G. Lippincott	50,000	$170,986	21,666 / 72,917	$116,834 / $551,607

Robert W. Scheussler	97,500	$288,480	22,084 / 145,833	$18,152 / $1,103,205

David P. Sperling	157,500	$444,195	24,167 / 145,833	$194,767 / $1,103,205

(1)	Calculated based on the per share market value of our Common Stock on the exercise date minus the exercise price times the number of options exercised.

(2)	Calculated based on the market price of $8.95 per share, the closing sale price per share of our Common Stock on December 31, 2004, the last trading day in 2004, minus the exercise price of the option, multiplied by the number of shares subject to the option.

Compensation of Directors

     Non-employee members of the Board of Directors receive fees of $2,500 quarterly for Board and committee service, and are reimbursed for their out-of-pocket expenses in connection with service on the Board of Directors.

     Each non-employee director will receive an option grant for 10,000 shares in connection with his or her initial appointment to the Board of Directors. Each such option will have an exercise price per share equal to the closing sale price per share of Common Stock on the grant date and a maximum term of 10 years measured from the grant date. Each option will be immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by us, at the option exercise price paid per share, in the event the optionee ceases to serve as a member of the Board of Directors prior to vesting in the option shares. The option shares will vest in a series of four successive equal annual installments over the optionee’s period of service on the Board of Directors, with the first installment to vest upon his or her completion of one year of serving as a member of the Board of Directors measured from the grant date. The option shares will immediately vest in full upon certain changes in control or ownership or upon the optionee’s death or disability while still serving as a member of the Board of Directors. On October 15, 2004, in connection with his election to the Board of Directors, Mr. Gulko received option grants of 10,000 shares at an exercise price of $3.79 per share, the fair market value per share of Common Stock on the date of grant.

     At each Annual Meeting of Stockholders, each individual who will continue to serve as a non-employee member of the Board of Directors will receive an additional option grant for 5,000 shares, provided such individual has served on the Board of Directors for at least six months. Each option will have an exercise price per share equal to the closing sale price per share of Common Stock on the date of the Annual Meeting and a maximum term of 10 years measured from such date, subject to earlier termination upon the optionee’s cessation of service on the Board of Directors. The option will be immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by us, at the option exercise paid per share, should the optionee stop serving as a member of the Board of Directors prior to the completion of one year of service measured from the grant date. On July 2, 2004, in connection with continuing service on the Board of Directors, each of Messrs. Campbell, Keiper and Szabo received option grants of 5,000 shares at an exercise price of $1.91 per share, the fair market value per share of Common Stock on the date of grant.

Employment Contracts, Termination of Employment and Change-in-Control Agreements

     None of the Named Executive Officers has an employment agreement with us, and the employment of each of the Named Executive Officers may accordingly be terminated at any time at the discretion of the Board of Directors. However, the Compensation Committee of the Board of Directors, as administrator of the Smith Micro 1995 Stock Option/Stock Issuance Plan, or the 1995 Plan, has the authority to provide for the accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer and any unvested shares actually held by such individual under the 1995 Plan in the event such officer’s employment were to be terminated (whether involuntarily or through a forced resignation) within 18 months (or some shorter period of time) following: (i) the acquisition directly or indirectly by any person or related group of persons (other than us or a person that directly or indirectly controls, is controlled by, or is under common control with, us) of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders which the Board does not recommend such stockholders to accept; (ii) a change in the composition of the Board over a period of 36 consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time such election or nomination was approved by the Board; (iii) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, or (iv) the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution.

Compensation Committee Interlocks and Insider Participation

     In fiscal 2004, the members of the Company’s Compensation Committee were Messrs. Campbell and Keiper, both of whom is a non-employee director of the Company. None of such committee members (i) was, during fiscal 2004, an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) had any relationship requiring disclosure by the Company pursuant to any paragraph of Item 404 of SEC Regulation S-K, except that Mr. Keiper is a principal beneficial owner of Arrange Technology LLC. In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. During fiscal 2004, a total of $19,000 accrued under the agreement.

     In fiscal 2004, (1) no executive officer of the Company served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee; and (2) no executive officer of the Company served as a member of a compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

Compensation Committee Report on Executive Compensation

     It is the responsibility of the Compensation Committee of our Board of Directors to make recommendations to the Board of Directors with respect to the base salary and bonuses to be paid to our executive officers each fiscal year. In addition, the Compensation Committee has the exclusive authority to administer the 1995 Plan with respect to stock option grants and direct stock issuances made there under to such officers and other key employees. The following is a summary of the policies of the Compensation Committee that affect the compensation paid to executive officers, as reflected in the tables and text set forth elsewhere in this Form 10-K/A.

     General Compensation Policy. Under the supervision of the Compensation Committee, we have developed a compensation policy that is designed to attract and retain qualified key executives critical to our success and to provide such executives with performance-based incentives tied to our financial success. One of the Compensation Committee’s primary objectives is to have a portion of each officer’s compensation contingent upon our performance as well as upon the individual’s contribution to that performance. Accordingly, each executive officer’s compensation package may be comprised of three fundamental elements: (i) base salary that reflects individual performance and expertise and is designed to be competitive with salary levels in effect at companies of similar size in the industry; (ii) variable performance awards payable in cash or equity and tied to our achievement of certain goals; and (iii) long-term stock-based incentive awards that strengthen the mutuality of interests between the executive officers and our stockholders.

     Factors. The principal factors that were considered in establishing the components of each executive officer’s compensation package for the 2004 fiscal year are summarized below. However, the Compensation Committee may in its discretion apply different factors, particularly different measures of financial performance, in setting executive compensation for future years.

•	Base Salary. The Compensation Committee approves salary changes for executive officers in accordance with the above policy. The base salary levels for the executive officers were established for the 2004 fiscal year on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions at a select group of companies with which we compete for executive talent, and internal comparability considerations. The Compensation Committee, did not, however, rely upon any specific compensation surveys for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which we compete for executive talent. Base salaries will be reviewed on an annual basis, and adjustments will be made in accordance with the factors indicated above.

•	Annual Cash Incentive Compensation. Annual cash bonuses are intended to reflect the Compensation Committee’s belief that a significant portion of the compensation of each executive officer should be contingent not only on the performance of the Company but also the individual contribution of each executive officer to that performance. The cash bonus is related to the attainment of financial objectives approved by the Board of Directors in the form of our annual operating plan. The ratio of bonus to base salary varies significantly across organization levels and is generally higher for employees with higher base salaries. The Committee also attempts to align bonus payments with the ability of the individual to impact our overall financial performance.

•	Long-Term Equity Incentive Compensation. We have also implemented the 1995 Plan as a long-term equity incentive program for our executive officers and other key employees. Each option grant under the 1995 Plan is designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage our company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the officer’s tenure, level of responsibility and relative position with us. The Committee has established certain general guidelines in making option grants to the executive officers in an attempt to target a fixed number of unvested option shares based upon the individual’s position with us and his or her existing holdings of unvested options. However, the Compensation Committee does not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as it feels the circumstances warrant.

Each option grant will allow the officer to acquire shares of our Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). The option normally vests in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our employ, and then only if the market price of our Common Stock appreciates over the option term.

•	CEO Compensation. In setting the base salary for William W. Smith, Jr., our President and Chief Executive Officer, the Compensation Committee sought to provide him with a level of salary competitive with the salaries paid to chief executive officers of similarly-sized companies in the industry. There was no intent on the Compensation Committee’s part to have this particular component of Mr. Smith’s compensation affected to any significant degree by Company’s performance factors. The Compensation Committee determines and recommends salary changes for executive officers in accordance with the above policy and then submits its recommendations to the Board of Directors for final approval.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held corporations for compensation exceeding $1.0 million paid to certain of the corporation’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers for the 2004 fiscal year did not exceed the $1.0 million limit per officer, nor is it expected that the non-performance based compensation to be paid to our executive officers for fiscal 2005 will exceed that limit. Both our current Plan and the proposed 2005 Stock Option / Stock Issuance Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under either will qualify as performance-based compensation which will not be subject to the $1.0 million limitation. Because it is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1.0 million level.

     It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance and the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

COMPENSATION COMMITTEE
Thomas G. Campbell
William C. Keiper

Stock Performance Graph

     The following graph and information compares the cumulative total stockholder return on our Common Stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

     The graph covers the period from January 1, 1999, through December 31, 2004. The graph assumes that $100 was invested in our Common Stock on January 1, 1999, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Cumulative Total Return
	12/99	12/00	12/01	12/02	12/03	12/04
SMITH MICRO SOFTWARE, INC.	100.00	32.95	38.18	16.73	72.36	325.45
S & P MIDCAP400	100.00	117.51	116.79	99.84	135.41	157.73
S & P MIDCAP SOFTWARE APPLICATION	100.00	99.20	83.59	51.77	76.92	69.75

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us as of February 21, 2005, with respect to beneficial ownership of our Common Stock by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock, (ii) each director and nominee for director, (iii) our Chief Executive Officer and each other Named Executive Officer and (iv) all current directors and executive officers as a group, together with the approximate percentages of outstanding Common Stock owned by each of them. The following table is based upon information supplied by directors, executive officers, and principal stockholders. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

		Percentage of Common
Name and Address of	Amount of Common Stock	Stock Beneficially
Beneficial Owner(1)	Beneficially Owned(2)	Owned
Officers and Directors

William W. Smith, Jr. (3)	3,997,999	21.89%
Robert W. Scheussler (4)	31,417	*
David P. Sperling (5)	22,500	*
Thomas G. Campbell (6)	12,500	*
Samuel Gulko (7)	12,000	*
William C. Keiper (8)	5,000	*
Gregory J. Szabo (9)	6,000	*
William R. Wyand (10)	14,375	*
Christopher G. Lippincott (11)	25,833	*

All current directors and executive officers as a group (11 persons)(12)	4,138,874	22.49%

Principal Stockholders(1)

Rhonda L. Smith (13)	3,345,725	18.52%

*	Less than 1%.

(1)	Unless otherwise indicated: (i) each named individual’s address is 51 Columbia, Aliso Viejo, California 92656 and (ii) the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Applicable percentage ownership is based on 21,536,918 shares of Common Stock outstanding as of February 21, 2005. Shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after February 21, 2005 are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by the person or group holding such options but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person or group.

(3)	Mr. Smith’s beneficial ownership of our Common Stock includes 3,748,115 shares held in the name of The William W. Smith, Jr. Revocable Trust, of which Mr. Smith is the trustee. His beneficial ownership of our Common Stock also includes 225,884 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(4)	Mr. Scheussler’s beneficial ownership of our Common Stock includes 30,417 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(5)	Mr. Sperling’s beneficial ownership of our Common Stock consists of 22,500 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(6)	Mr. Campbell’s beneficial ownership of our Common Stock consists of 12,500 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(7)	Mr. Gulko’s beneficial ownership of our Common Stock consists of 10,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(8)	Mr. Keiper’s beneficial ownership of our Common Stock consists of 5,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(9)	Mr. Szabo’s beneficial ownership of our Common Stock includes 5,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(10)	Mr. Wyand’s beneficial ownership of our Common Stock includes 14,375 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(11)	Mr. Lippincott’s beneficial ownership of our Common Stock includes 25,833 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(12)	Includes 362,759 shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after February 21, 2005.

(13)	Ms. Smith’s beneficial ownership of our Common Stock includes 3,316,615 shares held in the name of The Rhonda L. Smith Living Trust U/A/D 09/01/04, of which Ms. Smith is the trustee. Her beneficial ownership of our Common Stock also includes 29,110 shares issuable upon the exercise of options that are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plan

     The following table provides information as of December 31, 2004 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

	Number of	Weighted	Number of
	Shares to be	Average	Shares
	Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available
	Outstanding	Outstanding	for Future
	Options	Options	Issuance
	(In thousands, except per share amounts)
Equity Compensation Plan Approved by Shareholders (1)	1,799	$1.58	1,448
Equity Compensation Plan Not Approved by Shareholders	0	$0	$0

Total	1,799	$1.58	1,448

(1)	Consists of the 1995 Stock Option/Stock Issuance Plan

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

     In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. Mr. William C. Keiper, a member of the Company’s Board of Directors, is a principal beneficial owner of Arrange Technology LLC. During fiscal 2004, a total of $19,000 accrued under the agreement.

     In September 2004, the Company entered into a severance agreement with Rhonda Smith, a principal stockholder and former officer and director of the Company, pursuant to which the Company agreed to a lifetime payment of $6,000 annually, subject to annual increases of 5%, in connection with her resignation from her employment by the Company. The agreement provides that the Company may, at its option, discharge its obligations under the agreement by purchasing a single premium annuity for the benefit of Ms. Smith, the cost of which is estimated at $192,000. The Board approved similar severance arrangements for both William W. Smith, Chief Executive Officer, and Mr. Robert W. Scheussler, Chief Operating Officer, which will become effective upon their respective resignations or retirement from employment by the Company.

     The adult son of Ms. Rhonda L. Smith (a principal stockholder), Rodney A. Lippincott, is employed by the company in a non-executive position as a sales manager. During 2002, 2003 2004, respectively, he earned aggregate compensation of $129,666, $148,468 and $167,529. He was granted options for 50,000 shares at an exercise price of $0.24 per share in 2002, and options for 10,000 shares at an exercise price of $1.91 per share in 2004. At December 31, 2004, he held options for the purchase of 54,375 shares of the Company’s common stock at an average weighted exercise price of $1.52 per share. Information concerning compensation of Ms. Smith’s other adult son, Christopher G. Lippincott, Vice President, Internet and Direct Sales, is set forth in “Executive Compensation – Summary Compensation Table,” at page 30.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

     The following is a summary of the fees billed to Smith Micro by Deloitte & Touche LLP for professional services rendered for fiscal years ended December 31, 2004 and 2003.

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$135,000	$119,000

Audit Related Fees	4,000	0

Tax Fees	46,000	32,000

All Other Fees	4,000	5,000

Total Fees	$189,000	$156,000

     Audit Fees: This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

     Audit-Related Fees: This category consists of assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

     Tax Fees: The services for the fees disclosed under this category include tax preparation and compliance and tax planning advice provided by Deloitte & Touche LLP.

     All Other Fees: This includes amounts paid to Deloitte & Touche LLP for consulting services related to employee benefits issues in 2004 and training services in connection with new requirements under Sarbanes-Oxley in 2003.

     The Audit Committee has determined that all non-audit services provided by Deloitte & Touche LLP is compatible with Deloitte & Touche LLP’s audit independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) Financial Statements

     Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K/A beginning on the pages referenced below:

Page
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets as of December 31, 2004 and 2003	F–2
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	F–3
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004	F–4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	F–5
Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2004	F–6

     (2) Financial Statement Schedule

     Smith Micro’s financial statement schedule appears in a separate section of this Annual Report on Form 10-K/A on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004.	S-1

     (3) Exhibits

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30,2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.4†	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit
No.	Title	Method of Filing
10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

     (b) Exhibits

     The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K/A.

     (c) Financial Statement Schedule

     The Financial Statement Schedule required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: April 29, 2005	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2005	By:	/s/ Robert W. Scheussler

Robert W. Scheussler,
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2005
/s/ Robert W. Scheussler Robert W. Scheussler	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 29, 2005
/s/ Thomas G. Campbell Thomas G. Campbell	Director	April 29, 2005
/s/ Samuel Gulko Samuel Gulko	Director	April 29, 2005
/s/ William C. Keiper William C. Keiper	Director	April 29, 2005
/s/ Gregory J. Szabo Gregory J. Szabo	Director	April 29, 2005

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands)

		Additions
	Balance at	charged to
	beginning of	costs and		Balance at
	period	expenses	Deductions	end of period
Allowance for doubtful accounts and other adjustments (1):
2004	$33	$112	$(8)	$137
2003	565	132	(664)	33
2002	544	486	(454)	565

(1)	Other adjustments relate principally to sales returns.

S-1

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30,2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.4†	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
No.	Title	Method of Filing
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.