Form 10-Q
period 2005-03-31
SMITH MICRO SOFTWARE INC
filed 2005-05-16
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26536

SMITH MICRO SOFTWARE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF ORGANIZATION)	33-0029027 (I.R.S. EMPLOYER INCORPORATION OR IDENTIFICATION NUMBER)

51 COLUMBIA, SUITE 200, ALISO VIEJO, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92656 (ZIP CODE)

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

    YES  ☐  NO  ☑

     As of April 20, 2005 there were 21,574,212 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,516	$8,634
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $117 (2005) and $137 (2004)	1,733	2,024
Income tax receivable	35	35
Inventories, net	32	47
Prepaid expenses and other current assets	194	203

Total current assets	31,510	10,943

EQUIPMENT AND IMPROVEMENTS, net	111	113
GOODWILL	1,715	1,715
OTHER ASSETS	37	57

	$33,373	$12,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$751	$939
Accrued liabilities	715	790

Total current liabilities	1,466	1,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 21,574,000 and 18,011,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	22	18
Additional paid-in capital	48,682	27,750
Accumulated deficit	(16,797)	(16,669)

Net stockholders’ equity	31,907	11,099

	$33,373	$12,828

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2005	2004
NET REVENUES
Products	$1,859	$2,270
Services	171	218

Total Net Revenues	2,030	2,488
COST OF REVENUES
Products	270	620
Services	75	70

Total Cost of Revenues	345	690

GROSS PROFIT	1,685	1,798

OPERATING EXPENSES:
Selling and marketing	440	403
Research and development	697	668
General and administrative	776	633

Total operating expenses	1,913	1,704

OPERATING (LOSS) INCOME	(228)	94

INTEREST INCOME	100	9

(LOSS) INCOME BEFORE INCOME TAXES	(128)	103

INCOME TAX EXPENSE

NET (LOSS) INCOME	$(128)	$103

NET (LOSS) INCOME PER SHARE, basic	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	19,665	17,024

NET (LOSS) INCOME PER SHARE, diluted	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	19,665	18,042

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(128)	$103
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	(7)	36
Provision for doubtful accounts and other adjustments to accounts receivable	—	12
Change in operating accounts:
Accounts receivable	291	(343)
Inventories	15	(71)
Prepaid expenses and other assets	49	34
Accounts payable and accrued liabilities	(263)	311

Net cash (used in) provided by operating activities	(43)	82

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(28)

Net cash used in investing activities	(11)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	20,805	—
Cash received from exercise of stock options	131	21

Net cash provided by financing activities	20,936	21

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,882	75

CASH AND CASH EQUIVALENTS, beginning of period	8,634	3,722

CASH AND CASH EQUIVALENTS, end of period	$29,516	$3,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$—	$—

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2005, the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The results of operations of interim periods are not necessarily indicative of the operating results for the year.

     Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution. All have original maturity dates of three months or less.

     Accounts Receivable - The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and have also been within management’s estimates.

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

     Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2005.

     Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, the Company is no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at March 31, 2005.

     The carrying amount of the Company’s goodwill was $1,715,000 as of March 31, 2005 and December 31, 2004. The Company’s reporting units are equivalent to its operating segments. At March 31, 2005 and December 31, 2004, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.

     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class:

	Useful	March 31, 2005			December 31, 2004
	Life		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,260)	$—	$2,260	$(2,260)	$—

     Aggregate amortization expense on intangible assets was approximately $0 and $12,000 for the three months ended March 31, 2005 and 2004, respectively, and all amortizing intangible assets that currently exist are fully amortized.

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

     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2005, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

     Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has a full valuation allowance on its deferred tax assets. Based on management’s assessment of all available evidence, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized. This conclusion is based primarily on our history of net operating losses as compared to only limited periods of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company becomes profitable on a consistent basis and improves its results of operations, or if circumstances otherwise change, it is possible that the company may release all or a portion of our valuation allowance in future periods. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following the grant date; stock volatility, 124% and 122% for grants issued in 2005 and 2004, respectively; risk-free interest rates of 3.6% and 2.81% in the three months ended March 31, 2005 and 2004, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) income would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share data)
Net (loss) income:
Net (loss) income, as reported	$(128)	$103

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89)	(48)

Pro forma net income (loss)	$(217)	$55

Income (loss) per common share
Basic and diluted, as reported	$(0.01)	$0.01
Basic and diluted, pro forma	$(0.01)	$0.00

     Net (Loss) Income per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,018,000 for the three months ended March 31, 2004. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 1,344,000 have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2005, as the effect would be antidilutive.

     Fulfillment Services - The Company currently holds consigned inventory for a customer, which is used to fulfill internet orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheet. In addition, the Company receives cash for internet fulfillment orders which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis as the amounts are held for the benefit of this fulfillment customer.

     Segment Information - The Company currently operates in two business segments: products and services. In addition, revenues are broken down into two units, Wireless and OEM Sales and Internet and Direct Sales. The Company’s Internet and Direct Sales unit includes Internet based software products as well as consulting, fulfillment and hosting revenue .

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended March 31,
	2005		2004
	(in thousands)
	Products	Services	Products	Services
Wireless & OEM Sales	$1,660	$—	$1,964	$—
Internet & Direct Sales	199	171	306	218

Total Revenues	1,859	171	2,270	218
Cost of Revenues	270	75	620	70

Gross Profit	$1,589	$96	$1,650	$148

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended March 31, 2005 and 2004, respectively, included one OEM customer at 55.1% in 2005 and two OEM customers at 56.1% and 11.9% in 2004.

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

     Comprehensive Income (Loss) - Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended March 31, 2005 and 2004, there was no difference between net (loss) income, as reported, and comprehensive (loss) income.

     Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

2. RELATED PARTY TRANSACTIONS

     In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. A member of the Company’s Board of Directors is a principal beneficial owner of Arrange Technology LLC. During fiscal 2004, $19,000 was expensed under the terms of the agreement, of which $7,100 is included in accounts payable in the consolidated balance sheet at December 31, 2004. The amount included in accounts payable at December 31, 2004 was paid during the three months ended March 31, 2005, along with an additional $45,000 that was expensed and paid during the period.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company will determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

     Throughout 2004 and 2005 we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow while striving to achieve profitability. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended
	March 31,
	2005	2004
Net Revenues:
Products	91.6%	91.2%
Services	8.4%	8.8%

Total net revenues	100.0%	100.0%
Cost of revenues:
Products	13.3%	24.9%
Services	3.7%	2.8%

Total cost of revenues	17.0%	27.7%

Gross profit	83.0%	72.3%
Operating expenses:
Selling and marketing	21.7%	16.2%
Research and development	34.3%	26.9%
General and administrative	38.2%	25.4%

Total operating expenses	94.2%	68.5%

Operating (loss) income	-11.2%	3.8%
Interest income	4.9%	0.3%

(Loss) Income before income taxes	-6.3%	4.1%
Income tax expense	0.0%	0.0%

Net (loss) income	-6.3%	4.1%

Three Months Ended March 31, 2005 and 2004

Revenues

     Total net revenues were $2.0 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $458,000, or 18.4% from 2004 to 2005. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues for the three months ended March 31, 2005 and 2004, respectively, included one OEM customer at 55.1% in 2005 and two OEM customers at 56.1% and 11.9% in 2004. If our sales to these customers are reduced, it could negatively affect our results of operations.

     We currently operate in two business segments: products and services. In addition, revenues are broken down into two business units, Wireless and OEM and Internet and Direct. Our Internet and Direct unit sales include software products as well as consulting, fulfillment and hosting.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended March 31,
	2005		2004
	Products	Services	Products	Services
Wireless & OEM	$1,660	$—	$1,964	$—
Internet & Direct	199	171	306	218

Total Net Revenues	1,859	171	2,270	218
Cost of Revenues	270	75	620	70

Gross Profit	$1,589	$96	$1,650	$148

     Products. Net product revenues were $1.9 million and $2.3 million in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $411,000, or 18.1%, from 2004 to 2005. Wireless and OEM sales decreased $304,000, or 15.5%, primarily as a result of reduced shipments to Verizon. Internet and Direct Sales decreased $107,000 or 35.0% as a result of lower direct and web store sales. Product revenues accounted for 91.6% of total revenues in the three months ended March 31, 2005 compared with 91.2% of total revenues in the comparable period of 2004.

     Services. Service revenues were $171,000 and $218,000 in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $47,000 or 21.6%, from 2004 to 2005. Service revenue accounted for 8.4% of total revenues in the three months ended March 31, 2004 compared with 8.8% of total revenues in the comparable period of 2004.

Cost of Revenues

     Cost of Product Revenues. Cost of product revenues were $270,000 and $620,000 in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $350,000, or 56.5%, from 2004 to 2005. Cost of product revenue as a percentage of product revenues was 14.5% and 27.3% for 2005 and 2004, respectively. The decrease in the cost of product revenue is a result of the reduction of data kits as a percentage of product sales, which carry a much higher cost as compared to other products.

     Cost of Service Revenues. Cost of service revenues were $75,000 and $70,000 in the three months ended March 31, 2005 and 2004, respectively, representing an increase of $5,000 or 7.1%, from 2004 to 2005. Cost of service revenue as a percentage of service revenues was 43.9% and 32.1% for 2005 and 2004, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants. The increase in the cost of consulting service revenues is primarily the result of changes in the project and consultant mix.

Operating Expenses

     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Three Months Ended March 31,
	2005		2004
Operating expenses:
Selling and marketing	$440	21.7%	$403	16.2%
Research and development	697	34.3%	668	26.9%
General and administrative	776	38.2%	633	25.4%

Total operating expenses	$1,913	94.2%	$1,704	68.5%

     Selling and Marketing. Selling and marketing expenses were $440,000 and $403,000 in the three months ended March 31, 2005 and 2004, respectively, representing an increase of $37,000, or 9.2%, from 2004 to 2005. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. The increase in our selling and marking expenses was primarily due to an increased presence at the most recent CTIA (Cellular Communications and Internet Association) trade show and product related concepts and design. As a percentage of revenues, selling and marketing expenses increased to 21.7% for the three months ended March 31, 2005 from 16.2% in the three months ended March 31, 2004, as a result of the increase in costs and decreased sales.

     Research and Development. Research and development expenses were $697,000 and $668,000 in the three months ended March 31, 2005 and 2004, respectively, representing an increase of $29,000, or 4.3%, from 2004 to 2005. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses was primarily due to the addition of outsourced engineering services which began in the fourth quarter of 2004. As a percentage of revenues, research and development expenses increased to 34.3% for the three months ended March 31, 2004 from 26.9% in the three months ended March 31, 2004, as a result of the increase in costs and decreased sales.

     General and Administrative. General and administrative expenses were $776,000 and $633,000 in the three months ended March 31, 2005 and 2004, respectively, representing an increase of $143,000, or 22.6%, from 2004 to 2005. The increase in our general and administrative expenses is primarily due to increases in compensation and benefits costs of approximately $92,000, accounting, legal and consulting fees of approximately $79,000, travel and miscellaneous expenses of approximately $16,000, offset by reductions in our rent expense of approximately $44,000. As a percentage of revenues, general and administrative expenses increased to 38.2% for the three months ended March 31, 2005 from 25.4% in the three months ended March 31, 2004, as a result of the increase in costs and decreased sales.

     Interest Income. Interest income was $100,000 and $9,000 in the three months ended March 31, 2005 and 2004, respectively, representing an increase of $91,000 or 1,011.1% from 2004 to 2005. Interest income is directly related to our average cash balance during the period and varies among periods. We had net proceeds of $20.8 million from a private placement of our common stock which took place during the first quarter of 2005. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.

     Provision for Income Taxes. There was no provision for income taxes in the three months ended March 31, 2005 or 2004. The Company has a full valuation allowance on its net deferred tax assets.

Liquidity and Capital Resources

     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. On February 18, 2005, the Company entered into a Common Stock Purchase Agreement for the private placement of 3,500,000 shares of the Company’s common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 and approximate net cash proceeds to the Company of $20,800,000 after expenses. The transaction closed simultaneously with the execution of the Purchase Agreement on February 18, 2005. C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement. Other sources of liquidity as of March 31, 2005 consisted primarily of cash and cash equivalents of $8.7 million.

     Net cash provided used in operating activities was $43,000 in the three months ended March 31, 2005 compared to $82,000 provided by operations in the comparable period of 2004. The primary use of operating cash in 2005 was the net loss and the decrease in accounts payable and accrued liabilities, offset by the collection of accounts receivable. The primary operating source of cash during 2004 was net income and increase in accounts payable and accrued liabilities, which were partially offset by the increase in accounts receivable.

     During the three months ended March 31, 2005, we used $11,000 in investing activities compared to $28,000 in the same period of 2004. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.

     We received $131,000 in cash from the exercise of employee stock options during the three months ended March 31, 2005 compared to $28,000 during the comparable period of 2004.

     At March 31, 2005, we had $29.5 million in cash and cash equivalents and $30.0 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments was $1.7 million at March 31, 2005. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. We also have an operating lease for our facility in Lee’s Summit, Missouri that expires in June 2005.

     As of March 31, 2005, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years

Operating lease obligation	$1,586	$384	$759	$443	$0
Purchase obligations	54	54	0	0	0

Total	$1,640	$438	$759	$443	$0

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

     Goodwill - We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment has been identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at March 31, 2005. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.

     Income Taxes - We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently have a full valuation allowance on our deferred tax assets. Based on our assessment of all available evidence, we concluded that it is more likely than not that our deferred tax assets will not be realized. This conclusion is based primarily on our history of net operating losses as compared to only limited periods of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we become profitable on a consistent basis and improve our results of operations, or if circumstances otherwise change, it is possible that we may release all or a portion of our valuation allowance in future periods. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

     Stock-Based Compensation — We currently account for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We grant stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense is recorded for stock options. When the recently issued SFAS No. 123R “Share-Based Payment” pertaining to accounting treatment for employee stock options takes effect, we will be required to treat the fair value of the stock options granted to employees as compensation expense, which could have a materially adverse impact on the our business, results of operations and financial condition.

RISK FACTORS

     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004 and our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of March 31, 2005, we had a backlog of approximately $820,000.

We depend upon a small number of customers for a significant portion of our revenues.

     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 55.1% and 56.1% of our net revenues in the three months ended March 31, 2005 and 2004, respectively. Our three largest OEM customers accounted for 73.3% and 72.5% in the three months ended March 31, 2005 and 2004, respectively.

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

A shortage in the supply of wireless communication devices such as PC cards could adversely affect our revenues.

     Our products are utilized with major wireless networks throughout the world that support data communications through the use of wireless communication devices such as PC cards. Since wireless network providers generally incorporate our products into the wireless communication devices that they sell directly to individual consumers, our future success depends upon the availability of such devices to consumers at reasonable prices. A shortage in the supply of wireless communication devices could put upward pressure on prices or limit the quantities available to individual consumers which could materially affect the revenues that we generate from our products.

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

     Each year, a percentage of our revenues are derived from sales to customers outside the United States. This percentage can vary significantly from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

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

     A total of 3,500,000 shares of our common stock was recently sold in a private placement in February 2005, and we expect to file a registration statement covering the resale of such shares in May or June 2005. In addition, there are other large blocks of shares held by individual stockholders which are eligible for resale under Rule 144, including William W. Smith, who held 3,772,115 shares at April 29, 2005, and Rhonda L. Smith who held 3,316,615 shares. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

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

NEW ACCOUNTING PRONOUNCEMENTS

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Smith Micro’s financial instruments include cash and cash equivalents. At March 31, 2005, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2005.

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

     (B) REPORTS ON FORM 8-K

          On February 9, 2005 the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter and year ended December 31, 2004.

          On February 24, 2005 the Company filed a current report on Form 8-K in connection with the private placement of the Company’s common stock.

          On March 3, 2005 the Company filed a current report on Form 8-K to reiterate its first quarter outlook.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
May 16, 2005	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 16, 2005	By /s/ Robert W. Scheussler
Robert W. Scheussler
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)