Form 10-K/A
period 2004-12-31
SMITH MICRO SOFTWARE INC
filed 2005-05-25
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

_______________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-26536

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

_____________________

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

_____________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

SMITH MICRO SOFTWARE, INC.

2004 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

     Smith Micro Software, Inc. (the “Company”) is filing this Amendment No. 2 to its Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 31, 2005, and amended by Amendment No. 1 on Form 10-K/A filed on May 2, 2005 (the “Amendment No. 1”), for the sole purpose of amending and restating the information required under Part III, Items 10, 11 and 13. Item 10 of Part III is being amended and restated solely to correct clerical errors. The Company is also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV and Exhibits 23.1, 31.1, 31.2 and 32.1.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 10, 11 and 13 of Part III and Item 15 of Part IV, as amended and restated, is set forth below. The Company has also reproduced, but not modified or updated, Items 1-4 of Part I, Items 5-9A of Part II and Items 12 and 14 of Part III in this Amendment No. 2. This Amendment No. 2 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information included in the Form 10-K as amended by Amendment No. 1, including the information set forth in Part I, Part II, Items 12 and 14 of Part III, the financial statements and the footnotes thereto, has been modified or updated in any way.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.

     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” on page 20 of this report.

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

     The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2004		2003		2002
	Products	Services	Products	Services	Products	Services
Wireless and OEM	$11,424	$—	$4,711	$—	$4,555	$—
Internet and Direct	970	922	1,580	925	1,474	1,102

Total Revenues	12,394	922	6,291	925	6,029	1,102
Cost of revenues	2,530	380	1,350	321	1,420	782

Gross Profit	$9,864	$542	$4,941	$604	$4,609	$320

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

We may be subject to additional risks .

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K/A beginning on page F-1 and S-1, respectively.

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

     Mr. Wyand joined us in 1999 when Smith Micro acquired STF Technologies where Mr. Wyand was President and Chief Executive Officer. As General Manager he ran the Macintosh division sales, marketing, engineering and customer support efforts. Later that year, Mr. Wyand moved into the newly created Wireless and Broadband division as General Manager and in 2004 became Vice President, Wireless and OEM Sales. From 1995 to 1999, Mr. Wyand was President and Chief Executive Officer of STF Technologies. From 1984 to 1995, Mr. Wyand held various interim management and consulting positions. From 1977 to 1984, he held various positions with United Telecom Computer Group. From 1973 to 1977, he was a Consultant with Arthur Young & Co. He graduated with a B.S. from Pennsylvania State University and an MBA from Rockhurst College.

     Mr. Lippincott joined us in 1993 as a senior sales representative. In 1998 he was appointed Director of North American Sales and in 2000 named General Manager of the Internet Solutions Division, then as Vice President, Internet and Direct Sales in 2004. Prior to joining Smith Micro, Mr. Lippincott held several retail sales positions. He attended the University of California at Berkeley majoring in business administration. Officers are elected by, and serve at the discretion of, the Board of Directors.

Audit Committee; Audit Committee Financial Expert

     Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Campbell, Gulko and Szabo. Our Board has determined that Mr. Gulko, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).

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

	Individual Grants
						Potential Realizable
	Number of					Value at Assumed
	Securities		Percent of			Annual Rates of
	Underlying		Total Options			Stock Price
	Stock		Granted to	Exercise		Appreciation
	Options		Employees	Price Per	Expiration	For
Name	Granted(#)		in 2004(%)(2)	Share($)(3)	Date	Option Term(1)
						5%	10%
William W. Smith, Jr.	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405
William R. Wyand	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405
Christopher G. Lippincott	50,000	(4)	5.57%	$1.91	07/01/2014	$60,059	$152,202
Robert W. Scheussler	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405
David P. Sperling	100,000	(4)	11.14%	$1.91	07/01/2014	$120,119	$304,405

(1)	There is no assurance provided to any Named Executive Officer or any other holder of the Company’s securities that the actual stock price appreciation over the applicable 10-year option term will be at the assumed 5% and 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(2)	The Company granted options to employees to purchase a total of 897,750 shares of Common Stock during the fiscal year ended December 31, 2004.

(3)	The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4)	This option will become exercisable for 25% of the option shares upon the optionee’s completion of one year of service with the Company measured from the grant date and the remaining option shares in 36 successive equal monthly installments upon the optionee’s completion of each additional month of service thereafter.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth certain information with respect to the Named Executive Officers and a related party concerning the exercise of options during the 2004 fiscal year and unexercised options held by them at the end of the 2004 fiscal year. None of the Named Executive Officers nor the related party held any stock appreciation rights at the end of such year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

			Number of	Value of Unexercised
			Unexercised	In-the-Money
			Options at FY 2004	Options at FY 2004
	Shares	Value	Year End(#)	Year End($)(2)
	Acquired	Realized	Exercisable/	Exercisable/
Name	on Exercise(#)	($) (1)	Unexercisable	Unexercisable
William W. Smith, Jr.	0	$0	217,551/145,833	$1,705,587/$1,103,205

William R. Wyand	193,125	$1,337,897	6,042/145,833	$51,337/$1,103,205

Christopher G. Lippincott	50,000	$170,986	21,666/72,917	$116,834/$551,607

Robert W. Scheussler	97,500	$288,480	22,084/145,833	$18,152/$1,103,205

David P. Sperling	157,500	$444,195	24,167/145,833	$194,767/$1,103,205

Rodney Lippincott	48,625	$155,739	31,458/32,917	$194,671/$270,007

(1)	Calculated based on the per share market value of our Common Stock on the exercise date minus the exercise price times the number of options exercised.

(2)	Calculated based on the market price of $8.95 per share, the closing sale price per share of our Common Stock on December 31, 2004, the last trading day in 2004, minus the exercise price of the option, multiplied by the number of shares subject to the option.

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

	Cumulative Total Return
	12/99	12/00	12/01	12/02	12/03	12/04
SMITH MICRO SOFTWARE, INC.	100.00	32.95	38.18	16.73	72.36	325.45
S & P MIDCAP 400	100.00	117.51	116.79	99.84	135.41	157.73
S & P MIDCAP SOFTWARE APPLICATION	100.00	99.20	83.59	51.77	76.92	69.75

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

		Weighted Average	Number of Shares
	Number of Shares to be	Exercise Price of	Remaining
	Issued Upon Exercise	Outstanding	Available for Future
(In thousands, except per share amounts)	of Outstanding Options	Options	Issuance

Equity Compensation Plan Approved by Shareholders (1)	1,799	$1.58	1,448
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	1,799	$1.58	1,448

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

     The adult sons of Ms. Rhonda L. Smith, Christopher G. Lippincott and Rodney Lippincott, have been employed by the Company in various positions since 1993. Ms. Smith is one of the Company’s founders, is the former wife of William W. Smith, Jr., and until 2004, served as an officer and director of the Company. She remains a principal stockholder, holding 18.5% of the Company’s outstanding common stock at April 30, 2005. The following table sets forth total compensation paid to each of Ms. Smith’s adult sons for the period 1995-2004:

	Christopher	Rodney
	Lippincott	Lippincott
1995	$68,000	$38,000
1996	$97,000	$54,000
1997	$122,000	$60,000
1998	$144,000	$74,000
1999	$176,000	$97,000
2000	$192,000	$102,000
2001	$197,000	$97,500
2002	$190,340	$129,666
2003	$207,080	$148,468
2004	$208,196	$167,529

     During the period 1997-2004, one or both of Ms. Smith’s adult sons was paid compensation higher than that of at least one named executive officer, and during the period 2001-2004 Christopher G. Lippincott and one other sales manager, who was neither a named executive officer nor a related party, were more highly compensated than all but one of the Company’s named executive officers (William W. Smith, Jr.). Mr. Lippincott was not, however, the Company’s most highly compensated sales manager. Throughout this period, until 2004, both William W. Smith, Jr., and Rhonda L. Smith were officers and directors of the Company, and William W. Smith, Jr., remains Chairman and Chief Executive Officer.

     The following table sets forth certain information with respect to Christopher G. Lippincott concerning options granted and exercised during the period 1995-2004:

	Number of Securities Underlying	Exercise Price per	Shares Acquired on	Value
Date of Grant	Options Granted	Share	Exercise	Realized
1997	40,000	$2.88	40,000	$163,353
1998	15,000	$1.44	15,000	$95,271
1999	50,000	$1.56	50,000	$104,780

	Number of Securities Underlying	Exercise Price per	Shares Acquired on	Value
Date of Grant	Options Granted	Share	Exercise	Realized
2000	50,000	$3.81	30,000	$89,820
2000	30,000	$0.91	29,375	$96,454
2001	16,400	$1.01	16,400	$46,348
2002	50,000	$0.24	26,042	$82,314
2004	50,000	$1.91	—	—

     The following table sets forth certain information with respect to Rodney Lippincott concerning options granted and exercised during the period 1995-2004:

	Number of Securities Underlying	Exercise Price per	Shares Acquired on	Value
Date of Grant	Options Granted	Share	Exercise	Realized
1997	40,000	$2.88	10,000	$36,614
1998	30,000	$1.44	30,000	$92,606
2000	7,500	$3.81	7,500	$19,205
2000	20,000	$0.91	19,583	$56,964
2001	7,000	$1.01	7,000	$17,360
2002	50,000	$0.24	26,042	$83,650
2004	10,000	$1.91	—	—

     Information concerning year end option positions for both Messrs. Lippincott at December 31, 2004, is included in the table in Part III, Item 11 “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values.”

     Christopher Lippincott has been employed exclusively in sales positions with the Company since 1993, and from 1999 until 2004, he was General Manager of the Internet Solutions Group. He was awarded the title of Vice President (Internet and Direct Sales) in 2004. Rodney Lippincott was employed in quality control and technical support 1993-98, and in a marketing position 1999-2000, ultimately as Director of Marketing. He transferred to sales as a sales manager in 2000, where he was responsible for initiating and managing the Company’s relationship with certain of its large wireless carrier customers. Based upon a review of overall compensation of Company employees during the period in question, the Compensation Committee has concluded that the levels of compensation set forth above for both were commensurate with those of employees having similar responsibilities both at the Company and at other comparable companies, and neither of the two has ever been the Company’s most highly compensated sales manager.

     Information concerning the compensation of Christopher G. Lippincott and Rodney Lippincott, required by Item 404 of Regulation S-K because of their family relationship to an affiliate of the Company, was inadvertently omitted from all the Company’s public reports under the Securities Exchange Act of 1934 until 2005, when the omission was discovered, and this corrective disclosure made.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004.	S-1

               (3) Exhibits

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

Exhibit
No.	Title	Method of Filing
10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

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

SMITH MICRO SOFTWARE, INC.

Date: May 23, 2005	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2005	By:	/s/ Robert W. Scheussler

Robert W. Scheussler,
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 23, 2005

//s/ Robert W. Scheussler Robert W. Scheussler	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 23, 2005

/s/ Thomas G. Campbell Thomas G. Campbell	Director	May 23, 2005

/s/ Samuel Gulko Samuel Gulko	Director	May 23, 2005

/s/ William C. Keiper William C. Keiper	Director	May 23, 2005

/s/Gregory J. Szabo Gregory J. Szabo	Director	May 23, 2005

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

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands)

	Years ended December 31,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,445	$(923)	$(688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146	410	605
Provision for doubtful accounts and other adjustments to accounts receivable	112	132	486
Tax benefit related to the exercise of stock options	68
Change in operating accounts:
Accounts receivable	(1,395)	(240)	1,605
Income tax receivable	(35)
Inventories	(25)	23	250
Prepaid expenses and other assets	(30)	(12)	(31)
Accounts payable and accrued liabilities	732	(157)	(1,801)

Net cash provided by (used in) operating activities	3,018	(767)	426

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102)	(39)	(23)

Net cash used in investing activities	(102)	(39)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,996	914	3
Cash used in repurchase of common stock		(13)	(5)

Net cash provided by (used in) financing activities	1,996	901	(2)

NET CHANGE IN CASH & CASH EQUIVALENTS	4,912	95	401

CASH AND CASH EQUIVALENTS, beginning of year	3,722	3,627	3,226

CASH AND CASH EQUIVALENTS, end of year	$8,634	$3,722	$3,627

See notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004 (Continued)

(In thousands)

	Year ended December 31,
	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid (received) during the year for income taxes	$38	$3	$(1,062)

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

2. EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$745	$753
Leasehold improvements	315	304
Office furniture and fixtures	107	111

	1,167	1,168

Less accumulated depreciation and amortization	(1,054)	(1,098)

	$113	$70

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the acquired intangible assets by major asset class:

	Useful	December 31, 2004			December 31, 2003
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,260)	$—	2,260	$(2,220)	$40

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

Additional information regarding options outstanding as of December 31, 2004 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.10 - $0.90	566,000	7.8	$0.28	141,000	$0.38
$0.91 - $1.80	213,000	6.7	$1.05	202,000	$1.06
$1.81 - $2.70	883,000	9.5	$1.91	5,000	$1.88
$2.71 - $7.10	84,000	5.3	$3.45	78,000	$3.41
$7.11 - $14.00	53,000	0.8	$8.99	53,000	$8.99

	1,799,000	8.2	$1.58	479,000	$2.12

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

SMITH MICRO SOFTWARE INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2004	$33	$112	$(8)	$137
2003	565	132	(664)	33
2002	533	486	(454)	565

(1)	Other adjustments relate principally to sales returns.

S-1

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.