Form 10-Q
period 2005-06-30
SMITH MICRO SOFTWARE INC
filed 2005-08-09
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005

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
YES ☐ NO ☑
     As of July 13, 2005 there were 22,002,956 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30	December 31,
	2005	2004 (A)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,946	$8,634
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $132 (2005) and $137 (2004)	2,660	2,024
Income tax receivable	35	35
Inventories, net	26	47
Prepaid expenses and other current assets	271	203

Total current assets	32,938	10,943

Equipment and Improvements, net	108	113
Goodwill	1,715	1,715
Other Assets	19	57

	$34,780	$12,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,048	$939
Accrued liabilities	1,020	790

Total current liabilities	2,068	1,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 21,605,000 and 18,011,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	22	18
Additional paid-in capital	48,723	27,750
Accumulated deficit	(16,033)	(16,669)

Net stockholders’ equity	32,712	11,099

	$34,780	$12,828

(A)	DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2004 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET REVENUES
Products	$3,179	$2,840	$5,038	$5,110
Services	151	277	322	495

Total Net Revenues	3,330	3,117	5,360	5,605

COST OF REVENUES
Products	476	627	746	1,247
Services	69	105	144	175

Total Cost of Revenues	545	732	890	1,422

GROSS PROFIT	2,785	2,385	4,470	4,183

OPERATING EXPENSES:
Selling and marketing	369	387	809	790
Research and development	697	621	1,394	1,289
General and administrative	1,161	733	1,937	1,366

Total operating expenses	2,227	1,741	4,140	3,445

OPERATING INCOME	558	644	330	738

INTEREST INCOME	214	5	314	14

INCOME BEFORE INCOME TAXES	772	649	644	752

INCOME TAX EXPENSE	8	15	8	15

NET INCOME	$764	$634	$636	$737

NET INCOME PER SHARE, basic	$0.04	$0.04	$0.03	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	21,584	17,072	20,629	17,048

NET INCOME PER SHARE, diluted	$0.03	$0.04	$0.03	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	22,713	18,022	21,901	18,019

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, January 1, 2005	18,011	$18	$27,750	$(16,669)	$11,099

Issuance of common stock in private placement	3,500	4	20,782	—	20,786

Exercise of common stock options	94	—	191	—	191

Net income	—	—	—	636	636

BALANCE, June 30, 2005	21,605	$22	$48,723	$(16,033)	$32,712

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$636	$737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	85
Provision for doubtful accounts and other adjustments to accounts receivable	15	112
Change in operating accounts:
Accounts receivable	(651)	(1,276)
Inventories	21	(32)
Prepaid expenses and other assets	(68)	86
Accounts payable and accrued liabilities	339	377

Net cash provided by operating activities	356	89

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21)	(28)

Net cash used in investing activities	(21)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	20,786	—
Cash received from exercise of stock options	191	39

Net cash provided by financing activities	20,977	39

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,312	100

CASH AND CASH EQUIVALENTS, beginning of period	8,634	3,722

CASH AND CASH EQUIVALENTS, end of period	$29,946	$3,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$2	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business — Smith Micro Software, Inc. and subsidiaries (the “Company”) is a diversified developer and marketer of wireless communication software products and services. The Company manufactures, markets and sells value-added wireless telephony products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile phone manufacturers as well as direct to the consumer. The Company offers software products for Windows XP, Windows 2000, Windows NT, Windows 98, Windows CE, Pocket PC, Mac, Palm, Unix and Linux operating systems. The Company also offers wireless communication software products and services to the enterprise. These products are similar to the products offered to the OEM market but provide enhanced capability primarily in the way of adding corporate security measures which are of great importance to the enterprise IT managers.
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. (see Note 4). Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. Allume’s flagship product is StuffIt® compression. StuffIt Wireless, a technology that is patent pending by Allume Systems, will compress an already compressed JPEG file by up to 30% more without loosing any of the picture quality. This technology is particularly important to mobile phone manufactures who now can store up to 30% more images and carriers who are interested in the reduction of utilized bandwidth. Other award winning products include icSpyware Suite® and Internet Cleanup® which targets Spyware and Phishing problems, and Spring Cleaning® which cleans and optimizes computer operating systems.
     Basis of Presentation — The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2005, the consolidated results of its operations for the three and six months ended June 30, 2005 and 2004 and its consolidated cash flows for the six month periods ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The results of operations of interim periods are not necessarily indicative of future operating results.
     Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverages. All have original maturity dates of three months or less.
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
     Inventories — Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements.
     Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2005.
     Goodwill — The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result of the adoption, the Company is no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at December 31, 2004.
     The carrying amount of the Company’s goodwill was $1,715,000 as of June 30, 2005 and December 31, 2004. The Company’s reporting units are equivalent to its operating segments. At June 30, 2005 and December 31, 2004, the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.
     Other Intangible Assets — The following table sets forth the acquired intangible assets by major asset class:

	Useful	June 30, 2005			December 31, 2004
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,260)	$—	$2,260	$(2,260)	$—

     Aggregate amortization expense on intangible assets was approximately $0 and $22,000 for the six months ended June 30, 2005 and 2004, respectively, and all amortizing intangible assets that currently exist are fully amortized.
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
     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2005, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
     Income Taxes — The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently have a full valuation allowance on our deferred tax assets. Based on our assessment of all available evidence, we concluded that it is not more likely than not that our deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all or a portion of our valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
     Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.
     SFAS No. 123R, Accounting for Share-Based Payment,, requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123R, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following the grant date; stock volatility, 109% and 119% for grants issued in 2005 and 2004, respectively; risk-free interest rates of 3.79% and 2.81% in the six months ended June 30, 2005 and 2004, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net income, as reported	$764	$634	$636	$737

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(162)	(75)	(294)	(149)

Pro forma net income	$602	$559	$342	$588

Income per common share
Basic, as reported	$0.04	$0.04	$0.03	$0.04
Basic, pro forma	$0.03	$0.03	$0.02	$0.03
Fully Diluted, as reported	$0.03	$0.04	$0.03	$0.04
Fully Diluted, pro forma	$0.03	$0.03	$0.02	$0.03
     A summary of the Company’s stock option activity is as follows:

		Weighted Ave.
	# of Shares	Exercise Price
Outstanding as of December 31, 2004	1,799,000	$1.58
Granted	136,000	3.93
Exercised	(94,000)	2.03
Cancelled	(46,000)	2.33

Outstanding as of June 30, 2005	1,795,000	1.71

     Net Income per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,272,000 and 950,000 for the three months ended June 30, 2005 and 2004, respectively. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,129,000 and 971,000 for the six months ended June 30, 2005 and 2004, respectively.
     Fulfillment Services — The Company currently holds consigned inventory for a customer, which is used to fulfill internet orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying unaudited condensed consolidated balance sheet. In addition, the Company receives cash for internet fulfillment orders which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis as the amounts are held for the benefit of this fulfillment customer.

     Segment Information — The Company currently operates in two business segments: products and services. In addition, revenues are broken down into two units, Wireless and OEM Sales, and Internet and Direct Sales. The Company’s Internet and Direct Sales unit includes Internet based software products as well as consulting, fulfillment and hosting revenue .
     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.
     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM Revenues	$2,963	$—	$2,611	$—	$4,623	$—	$4,575	$—
Internet & Direct Revenues	216	151	229	277	415	322	535	495

Total Revenues	3,179	151	2,840	277	5,038	322	5,110	495
Cost of Revenues	476	69	627	105	746	144	1,247	175

Gross Profit	$2,703	$82	$2,213	$172	$4,292	$178	$3,863	$320

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2005 and 2004, respectively, included one OEM customer at 81.7% in 2005 and one OEM customer at 76.8% in 2004. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2005 and 2004, respectively, included one OEM customer at 71.6% in 2005 and one OEM customer at 67.6% in 2004.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.
     Comprehensive Income — Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended June 30, 2005 and 2004, there was no difference between net income, as reported, and comprehensive income.
2. RELATED PARTY TRANSACTIONS
     In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. A member of the Company’s Board of Directors is a principal beneficial owner of Arrange Technology LLC. During fiscal 2004, $19,000 was expensed under the terms of the agreement, of which $7,100 is included in accounts payable in the consolidated balance sheet at December 31, 2004. The amount included in accounts payable at December 31, 2004 was paid during the six months ended June 30, 2005, along with an additional $96,000 that was expensed during the current period.

3. EQUITY TRANSACTIONS
     On February 18, 2005, the Company entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 3,500,000 shares of our common stock, par value $0.001 per share. The transaction closed on February 18, 2005 and the Company realized gross proceeds of $22.4 million from the financing before deducting commissions and other expenses. Offering costs related to the transaction totaled $1,613,000 comprised of $1,344,000 in commissions and $269,000 cash payments for legal and investment services, resulting in net proceeds of $20,786,000. The Company agreed to register for resale the shares of Common Stock issued in the private placement. Such registration statement became effective on June 17, 2005. The agreement provides for penalties of one percent (1%) of the purchase price per month should effectiveness of the registration not be maintained.
     In conjunction with the severance agreement with Robert Scheussler, the former CFO, the Company recognized approximately $230,000 in severence related costs during the three months ended June 30, 2005. As per the agreement, Mr. Scheussler will continue to provide services to the Company as a consultant and, under the terms of the Company’s Stock Option Plan, will continue to vest in his existing, unvested option grants (which were not modified) totaling 108,333 options. The unvested portion of these option grants were valued by the Company at approximately $424,000 on July 1, 2005, utilizing the Black Scholes option pricing model. The Company expects to expense approximately $51,000 in the each of the third and fourth quarters with respect to Mr. Scheussler’s employee stock option agreements.
     On July 28, 2005, the Shareholders approved the 2005 Stock Option / Stock Issuance Plan. The Plan, which became effective the same date, replaced the 1995 Stock Option / Stock Issuance Plan which expired on May 24, 2005. All outstanding options under the 1995 Plan will remain outstanding, but no further grants will be made under that Plan. The maximum number of shares of the Company’s Common Stock available for issuance over the term of the 2005 Plan may not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of Common Stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares).
     On July 28, 2005, the Shareholders approved a proposal to amend the Amended and restated Certificate of Incorporation to increase the number of authorized Common Shares from 30,000,000 to 50,000,000, as reflected in the accompanying interim condensed consolidated balance sheet. Increasing the number of authorized shares of Common Stock will provide the Company with additional capital resources to finance the long-term growth of the Company and with sufficient shares of Common Stock for stock splits. The additional shares of Common Stock could be issued for acquisitions and in public or private offerings, the proceeds of which could be used to finance the Company’s growth through increased working capital, expansion of existing businesses and other corporate purposes. The Company does not currently have any plans to issue shares of Common Stock or Preferred Stock in any public or private offering, for any acquisition other than the Allume acquisition discussed below, or otherwise, nor are there any present negotiations which could lead to such an issuance.
4. ACQUISITION OF ALLUME INC.
     On July 1, 2005, the Company acquired 100% of the issued and outstanding capital stock of Allume, Inc. from International Microcomputer Software, Inc. (IMSI) for $11 million in cash and 397,547 restricted shares of its common stock, having a market value (based on a ten day trading average) of $1,750,000. Allume, Inc. is a leading developer of compression software solutions for JPEG, MPEG and MP3 platforms. A portion of the purchase price, including $1,250,000 cash and shares of common stock having a market value of $750,000 are deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. The aggregate purchase price of approximately $13.0 million, which includes $11 million cash paid, the 397,547 shares issued which have been valued using the average closing market price of the Company’s common stock over the two-day period before and after the sale was announced and $285,000 of direct acquisition costs. The direct acquisition costs incurred to date include $85,000 for legal and professional services, as well as a transaction fee of $200,000.

5. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company will determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R could have a material impact on its consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” beginning on page 21.
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
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. Allume’s flagship product is StuffIt® compression. StuffIt Wireless, a technology that is patent pending by Allume Systems, will compress an already compressed JPEG file by up to 30% more without loosing any of the picture quality. This technology is particularly important to mobile phone manufactures who now can store up to 30% more images and carriers who are interested in the reduction of utilized bandwidth. Other award winning Allume products include icSpyware Suite® and Internet Cleanup® which targets Spyware and Phishing problems, and Spring Cleaning® which cleans and optimizes computer operating systems.

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
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. We feel that the acquisition provides diversity in our product mix and reduces our key customer concentration. In addition, we feel that the Allume technology is readily transferable to the wireless industry which has been our strategic focus the past years.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenues:
Products	95.5%	91.1%	94.0%	91.2%
Services	4.5%	8.9%	6.0%	8.8%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Products	14.3%	20.1%	13.9%	22.3%
Services	2.1%	3.4%	2.7%	3.1%

Total cost of revenues	16.4%	23.5%	16.6%	25.4%

Gross profit	83.6%	76.5%	83.4%	74.6%
Operating expenses:
Selling and marketing	11.1%	12.4%	15.1%	14.1%
Research and development	20.9%	19.9%	26.0%	23.0%
General and administrative	34.9%	23.6%	36.1%	24.3%

Total operating expenses	66.9%	55.9%	77.2%	61.4%

Operating income	16.7%	20.6%	6.2%	13.2%
Interest income	6.4%	0.2%	5.9%	0.2%

Income before income taxes	23.1%	20.8%	12.1%	13.4%
Income tax expense	0.2%	0.5%	0.2%	0.3%

Net income	22.9%	20.3%	11.9%	13.1%

Three and Six Months Ended June 30, 2005 and 2004
Revenues
     Total net revenues were $3.3 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $213,000, or 6.8% from 2004 to 2005. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2005 and 2004, respectively, included one OEM customer at 81.7% in 2005 and one OEM customer at 76.8% in 2004. If our sales to this customer are reduced, it could have a material negative affect our results of operations.
     Total net revenues were $5.4 million and $5.6 million for the six months ended June 30, 2005 and 2004, respectively, representing a decrease of $245,000, or 4.4% from 2004 to 2005. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2005 and 2004, respectively, included one OEM customer at 71.6% in 2005 and one OEM customer at 67.6% in 2004.
     We currently operate in two business segments: products and services. In addition, revenues are broken down into two business units, Wireless and OEM and Internet and Direct. Our Internet and Direct unit sales include software products as well as consulting, fulfillment and hosting.
     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM	$2,963	$—	$2,611	$—	$4,623	$—	$4,575	$—

Internet & Direct	216	151	229	277	415	322	535	495

Total Net Revenues	3,179	151	2,840	277	5,038	322	5,110	495

Cost of Revenues	476	69	627	105	746	144	1,247	175

Gross Profit	$2,703	$82	$2,213	$172	$4,292	$178	$3,863	$320

     Products. Net product revenues were $3.2 million and $2.8 million in the three months ended June 30, 2005 and 2004, respectively, representing an increase of $339,000, or 11.9%, from 2004 to 2005. Wireless and OEM sales increased $352,000, or 13.5%, primarily as a result of increased shipments to Verizon. Internet and Direct Sales decreased $13,000 or 5.7% as a result of lower direct and web store sales. Product revenues accounted for 95.5% of total revenues in the three months ended June 30, 2005 compared with 91.1% of total revenues in the comparable period of 2004.
     Net product revenues were $5.0 million and $5.1 million in the six months ended June 30, 2005 and 2004, respectively, representing a decrease of $72,000, or 1.4%, from 2004 to 2005. Wireless and OEM sales increased $48,000, or 1.0%. Internet and Direct Sales decreased $120,000 or 22.4% as a result of lower direct and web store sales. Product revenues accounted for 94.0% of total revenues in the six months ended June 30, 2005 compared with 91.2% of total revenues in the comparable period of 2004.
     Services. Service revenues were $151,000 and $277,000 in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $126,000 or 45.5%, from 2004 to 2005. Service revenues accounted for 4.5% of total revenues in the three months ended June 30, 2005 compared with 8.9% of total revenues in the comparable period of 2004.
     Service revenues were $322,000 and $495,000 in the six months ended June 30, 2005 and 2004, respectively, representing a decrease of $173,000 or 35.0%, from 2004 to 2005. Services revenue accounted for 6.0% of total revenues in the six months ended June 30, 2005 compared with 8.8% of total revenues in the comparable period of 2004.

Cost of Revenues
     Cost of Product Revenues. Cost of product revenues were $476,000 and $627,000 in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $151,000, or 24.1%, from 2004 to 2005. Cost of product revenue as a percentage of product revenues was 15.0% and 22.1% for 2005 and 2004, respectively. The decrease in the cost of product revenue is a result of the reduction of data kits as a percentage of product sales, which carry a much higher cost as compared to other products.
     Cost of product revenues were $746,000 and $1.2 million in the six months ended June 30, 2005 and 2004, respectively, representing a decrease of $501,000, or 40.2%, from 2004 to 2005. Cost of product revenue as a percentage of product revenues was 14.8% and 24.4% for 2005 and 2004, respectively. The decrease in the cost of product revenue is a result of the reduction of data kits as a percentage of product sales, which carry a much higher cost as compared to other products.
     Cost of Service Revenues. Cost of service revenues were $69,000 and $105,000 in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $36,000 or 34.3%, from 2004 to 2005. Cost of service revenue as a percentage of service revenues was 45.7% and 37.9% for 2005 and 2004, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants.
     Cost of service revenues were $144,000 and $175,000 in the six months ended June 30, 2005 and 2004, respectively, representing a decrease of $31,000 or 17.7%, from 2004 to 2005. Cost of service revenue as a percentage of service revenues was 44.7% and 35.4% for 2005 and 2004, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants.
Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Operating expenses:

Selling and marketing	$369	11.1%	$387	12.4%	$809	15.1%	$790	14.1%

Research and development	697	20.9%	621	19.9%	1,394	26.0%	1,289	23.0%

General and administrative	1,161	34.9%	733	23.5%	1,937	36.1%	1,366	24.4%

Total operating expenses	$2,227	66.9%	$1,741	55.8%	$4,140	77.2%	$3,445	61.5%

     Selling and Marketing. Selling and marketing expenses were $369,000 and $387,000 in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $18,000, or 4.7%, from 2004 to 2005. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. As a percentage of revenues, selling and marketing expenses decreased to 11.1% for the three months ended June 30, 2005 from 12.4% in the three months ended June 30, 2004, as a result of the decrease in costs and increased sales.
     Selling and marketing expenses were $809,000 and $790,000 in the six months ended June 30, 2005 and 2004, respectively, representing an increase of $19,000, or 2.4%, from 2004 to 2005. The increase in our selling and marking expenses was primarily due to an increased presence at the most recent CTIA (Cellular Communications and Internet Association) trade show during the first quarter and product related concepts and design, which were partially offset by decreases in other miscellaneous costs. As a percentage of revenues, selling and marketing expenses increased to 15.1% for the six months ended June 30, 2005 from 14.1% in the six months ended June 30, 2004, as a result of the increase in costs.

     Research and Development. Research and development expenses were $697,000 and $621,000 in the three months ended June 30, 2005 and 2004, respectively, representing an increase of $76,000, or 12.2%, from 2004 to 2005. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses was primarily due to the addition of outsourced engineering services which began in the fourth quarter of 2004 and a refocus of our consulting services to internal product development. As a percentage of revenues, research and development expenses increased to 20.9% for the three months ended June 30, 2005 from 19.9% in the three months ended June 30, 2004, as a result of the increase in costs.
     Research and development expenses were $1.4 million and $1.3 million in the six months ended June 30, 2005 and 2004, respectively, representing an increase of $105,000, or 8.2%, from 2004 to 2005. The increase in our research and development expenses was primarily due to the addition of outsourced engineering services which began in the fourth quarter of 2004 and a refocus of our consulting services to internal product development. As a percentage of revenues, research and development expenses increased to 26.0% for the six months ended June 30, 2005 from 23.0% for the six months ended June 30, 2004, as a result of the increase in costs and decreased sales.
     General and Administrative. General and administrative expenses were $1.2 million and $733,000 in the three months ended June 30, 2005 and 2004, respectively, representing an increase of $428,000, or 58.4%, from 2004 to 2005. The increase in our general and administrative expenses is primarily due to non-recurring increases in compensation and benefits costs of approximately $302,000, which is primarily a non-recurring severance expense associated with the change in Chief Financial Officers (June 20, 2005), accounting, legal and consulting fees of approximately $212,000, travel and miscellaneous expenses of approximately $21,000, offset by reductions in our rent expense and bad debt expense of approximately $107,000. As a percentage of revenues, general and administrative expenses increased to 34.9% for the three months ended June 30, 2005 from 23.5% in the three months ended June 30, 2004, as a result of the increase in costs.
     General and administrative expenses were $1.9 million and $1.4 million in the six months ended June 30, 2005 and 2004, respectively, representing an increase of $571,000, or 41.8%, from 2004 to 2005. The increase in our general and administrative expenses is primarily due to increases in non-recurring compensation and benefits costs of approximately $394,000, which is primarily severance expense as noted above, accounting, legal and consulting fees of approximately $291,000, travel and miscellaneous expenses of approximately $27,000, offset by reductions in our rent and bad debt expense of approximately $141,000. As a percentage of revenues, general and administrative expenses increased to 36.1% for the six months ended June 30, 2005 from 24.4% in the six months ended June 30, 2004, as a result of the these increased costs.
     Interest Income. Interest income was $214,000 and $5,000 in the three months ended June 30, 2005 and 2004, respectively, representing an increase of $209,000 or 4,180.0% from 2004 to 2005. Interest income was $314,000 and $14,000 in the six months ended June 30, 2005 and 2004, respectively, representing an increase of $300,000 or 2,142.9% from 2004 to 2005. Interest income is directly related to our average cash balance during the period and varies among periods. We had net proceeds of $20.8 million from a private placement of our common stock which took place during the first quarter of 2005. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
     Provision for Income Taxes. The provision for income taxes was $8,000 in the three and six months ended June 30, 2005 and $15,000 in the three and six months ended June 30, 2004. In all periods, the provision for income taxes relates to an accrual for alternative minimum taxes which may be owed on income as well as certain state minimum tax payments. The Company has a full valuation allowance on its net deferred tax assets.

Liquidity and Capital Resources
     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. On February 18, 2005, the Company entered into a Common Stock Purchase Agreement for the private placement of 3,500,000 shares of the Company’s common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 and approximate net cash proceeds to the Company of $20,786,000 after expenses. The transaction closed simultaneously with the execution of the Purchase Agreement on February 18, 2005. C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement.
     Net cash provided by operating activities was $356,000 in the six months ended June 30, 2005 compared to $89,000 in the comparable period of 2004. The primary source of operating cash in both periods was the net income and the increase in accounts payable and accrued liabilities, offset by the collection of accounts receivable.
     During the six months ended June 30, 2005, we used $21,000 in investing activities compared to $28,000 in the same period of 2004. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.
     We received $191,000 in cash from the exercise of employee stock options during the six months ended June 30, 2005 compared to $39,000 during the comparable period of 2004.
     At June 30, 2005, we had $29.9 million in cash and cash equivalents and $30.9 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $2.7 million at June 30, 2005. With the exception of the Allume acquisition (see note 4 in the Notes to the unaudited condensed consolidated financial statements), which closed on July 1, 2005, we have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005.
     As of June 30, 2005, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 — 3 Years	3 — 5 Years	5 Years

Operating lease obligation	$1,487	$380	$759	$348	$0
Purchase obligations	0	0	0	0	0

Total	$1,487	$380	$759	$348	$0

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition — Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as: completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves.
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
     Goodwill — We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2004. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units changes, we could be required to write off some or all of our goodwill.
     Deferred Income Taxes — We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently have a full valuation allowance on our deferred tax assets. Based on our assessment of all available evidence, we concluded that it is not more likely than not that our deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is possible that we may release all or a portion of our valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
     Stock-Based Compensation — We currently account for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We grant stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense is recorded for stock options. When the recently issued SFAS No. 123R “Share-Based Payment” pertaining to accounting treatment for employee stock options takes effect, we will be required to treat the fair value of the stock options granted to employees as compensation expense, which could have a materially adverse impact on our business, results of operations and financial condition.
RISK FACTORS
     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K, Amendment No2 for the year ended December 31, 2004 and our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of June 30, 2005, we had a backlog of approximately $1.3 million.
We depend upon a small number of customers for a significant portion of our revenues.
     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 71.6% and 67.6% of our net revenues in the six months ended June 30, 2005 and 2004, respectively. Our three largest OEM customers accounted for 81.0% and 79.9% in the six months ended June 30, 2005 and 2004, respectively.
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
     We recently acquired all the outstanding capital stock of Allume, Inc. See note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. We expect to continue to consider acquisitions of complementary companies, products or technologies. As part of any such acquisition, including that of Allume, Inc., we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.
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
     A total of 3,500,000 shares of our common stock was recently sold in a private placement in February 2005. The associated registration statement for such shares became effective on June 17, 2005 In addition, there are other large blocks of shares held by individual stockholders which are eligible for resale under Rule 144, including William W. Smith, Jr., our President and Chief Executive Officer, who held 3,772,115 shares at July 13, 2005, and Rhonda L. Smith who held 2,816,615 shares. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R could have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Smith Micro’s financial instruments include cash and cash equivalents. At June 30, 2005, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2005.

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
     On April 21, 2005 the Company filed a current report on Form 8-K in connection with the Change in Certifying Accountant. Deloitte & Touche, LLP provided notice to the Board of Directors of their intent to resign effective once first quarter filings had been completed.
     On April 21, 2005 the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended March 31, 2005.
On May 27, 2005 the Company filed a current report on Form 8-K which reflected the following:.
On April 21, 2005, Deloitte & Touche LLP (“Deloitte”), the independent registered public accounting firm for the Company, notified the Audit Committee of the Board of Directors of the Company that, effective with the completion of Deloitte’s review of the Company’s interim financial statements to be included in its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2005, Deloitte was resigning as the Company’s independent registered public accounting firm. Deloitte subsequently completed its review for the quarter ended March 31, 2005, and by letter dated May 23, 2005 (the “Resignation Date”), confirmed its resignation.
The Audit Committee accepted, but did not recommend or approve, Deloitte’s resignation. On May 27, 2005, the Audit Committee appointed BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. During the most recent two fiscal years and during the portion of 2005 preceding the engagement of BDO, neither the Company, nor anyone engaged on its behalf, has consulted with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).
Deloitte’s report on the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
During the two year period ended December 31, 2004, and the period from January 1, 2005, through the Resignation Date, there have been no disagreements between the Company and Deloitte on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of such disagreements in connection with the issuance of its report on the Company’s financial statements.
During the two year period ended December 31, 2004, and for the period from January 1, 2005, through the Resignation Date, Deloitte did not advise the Company that any “reportable events” (described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended) occurred during such period.
     On June 23, 2005 the Company filed a current report on Form 8-K to in connection with the departure of Robert W. Scheussler and the appointment of Andrew C. Schmidt as the Company’s Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 9, 2005	By	/s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

August 9, 2005	By	/s/ Andrew C. Schmidt

Andrew C. Schmidt
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