Form 10-Q
period 2005-09-30
SMITH MICRO SOFTWARE INC
filed 2005-11-14
CIK 948708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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
YES ☑ NO ☐
     Indicate by check mark if whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑
     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑
     As of November 6, 2005 there were 22,081,761 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	September 30,	December 31,
	2005	2004 (A)
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,389	$8,634
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $270 (2005) and $137 (2004)	4,811	2,024
Income tax receivable	35	35
Inventories, net	306	47
Prepaid expenses and other current assets	397	203

Total current assets	25,938	10,943

Equipment and Improvements, net	174	113
Goodwill	9,566	1,715
Intangible Assets, net	4,478	—
Other Assets	13	57

	$40,169	$12,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,134	$939
Accrued liabilities	1,463	790

Total current liabilities	3,597	1,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 22,082,000 and 18,011,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	22	18
Additional paid-in capital	50,706	27,750
Accumulated deficit	(14,156)	(16,669)

Net stockholders’ equity	36,572	11,099

	$40,169	$12,828

(A) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2004
SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET REVENUES
Products	$6,743	$3,304	$11,781	$8,414
Services	153	252	475	747

Total Net Revenues	6,896	3,556	12,256	9,161

COST OF REVENUES
Products	1,089	555	1,835	1,802
Services	76	118	220	293

Total Cost of Revenues	1,165	673	2,055	2,095

GROSS PROFIT	5,731	2,883	10,201	7,066

OPERATING EXPENSES:
Selling and marketing	1,294	375	2,103	1,165
Research and development	1,244	633	2,638	1,922
General and administrative	1,430	790	3,367	2,156

Total operating expenses	3,968	1,798	8,108	5,243

OPERATING INCOME	1,763	1,085	2,093	1,823

INTEREST INCOME	161	14	475	28

INCOME BEFORE INCOME TAXES	1,924	1,099	2,568	1,851

INCOME TAX EXPENSE	47	22	55	37

NET INCOME	$1,877	$1,077	$2,513	$1,814

NET INCOME PER SHARE, basic	$0.09	$0.06	$0.12	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	22,016	17,254	21,097	17,117

NET INCOME PER SHARE, diluted	$0.08	$0.06	$0.11	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	23,222	18,617	22,454	18,265

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2004	18,011	$18	$27,750	$(16,669)	$11,099

Issuance of common stock in private placement	3,500	4	20,782	—	20,786

Issuance of common stock in Allume acquisition	398	—	1,858	—	1,858

Exercise of common stock options	173	—	265	—	265

Non cash compensation recognized on stock options	—	—	51	—	51

Net income	—	—	—	2,513	2,513

BALANCE, September 30, 2005	22,082	$22	$50,706	$(14,156)	$36,572

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,513	$1,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479	130
Provision for doubtful accounts and other adjustments to accounts receivable	92	112
Non cash compensation recognized on stock options	51	—
Change in operating accounts, net of effect from acquisition:
Accounts receivable	(2,021)	(1,196)
Inventories	(22)	(2)
Prepaid expenses and other assets	94	85
Accounts payable and accrued liabilities	832	550

Net cash provided by operating activities	2,018	1,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Allume Systems, Inc.	(11,270)	—
Capital expenditures	(44)	(46)

Net cash used in investing activities	(11,314)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	20,786	—
Cash received from exercise of stock options	265	568

Net cash provided by financing activities	21,051	568

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,755	2,015

CASH AND CASH EQUIVALENTS, beginning of period	8,634	3,722

CASH AND CASH EQUIVALENTS, end of period	$20,389	$5,737

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for income taxes	$2	$30

Details of business acquired in purchase transaction:
Fair value of assets acquired, including goodwill of $7,851	$14,164
Common stock issued in acquisition	(1,858)
Cash paid for acquisition	(11,270)

Liabilities assumed	$1,036

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business - Smith Micro Software, Inc. and subsidiaries (the “Company”) is a diversified developer and marketer of communications and utilities software products and services. The Company’s strategic focus is to market and sell value-added wireless products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile phone manufacturers as well as direct to corporations and consumers. The Company offers software products for Windows, Mac OSX, Unix and Linux operating systems. The Company also offers wireless communication software products and services to the enterprise market that include enhanced wireless security features.
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. (see Note 4). Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. Allume’s flagship product is StuffIt® Deluxe. StuffIt Wireless, a new and advanced technology that is patent pending by Allume Systems, will compress an already compressed JPEG file by up to 30% more without loosing any of the picture quality. This technology is particularly important to mobile phone manufactures who now can store up to 30% more images and carriers who are interested in the reduction of utilized bandwidth. Other award winning products include icSpyware Suite® and Internet Cleanup® which targets spyware and phishing intrusions, and Spring Cleaning® which cleans and optimizes computer operating systems.
     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2005, the consolidated results of its operations for the three and nine months ended September 30, 2005 and 2004 and its consolidated cash flows for the nine month periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The results of operations of interim periods are not necessarily indicative of future operating results.
     Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. All have original maturity dates of three months or less.
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
     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This

statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at September 30, 2005.
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
     The carrying amount of the Company’s goodwill was approximately $9,566,000 and $1,715,000 as of September 30, 2005 and December 31, 2004, respectively. The Company’s reporting units are equivalent to its operating segments. At September 30, 2005 the amount of goodwill allocated to the products segment is $9,231,000 and the amount of goodwill allocated to the services segment is $335,000. At December 31, 2004 the amount of goodwill allocated to the products segment is $1,380,000 and the amount of goodwill allocated to the services segment is $335,000.
     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class:

	Useful	September 30, 2005			December 31, 2004
	Life		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	3	$2,260	(2,260)	—	$2,260	(2,260)	—

Capitalized Software	5	2,649	(267)	2,382	—	—	—

Distribution Rights	5	482	(38)	444	—	—	—

Customer Lists	5	923	(46)	877	—	—	—

Tradmarks	10	809	(34)	775	—	—	—

Totals		$7,123	$(2,645)	$4,478	$2,260	$(2,260)	$—

     Aggregate amortization expense on intangible assets was approximately $385,000 and $11,000 for the three months ended September 30, 2005 and 2004, respectively and approximately $385,000 and $40,000 for the nine months ended September 30, 2005 and 2004, respectively. Expected future amortization expense is as follows: $385,000 for the three months ended December 31, 2005, $1,378,000 for the year 2006, $1,074,000 for the year 2007, $743,000 for the year 2008, $449,000 for the year 2009 and $449,000 thereafter. Amortization expense is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists.

     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established.
     Product sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.
     Service revenues include sales of consulting services, web site hosting and fulfillment. Service revenues are recognized as services are provided or on a percentage of completion basis for projects with a duration longer than three months.
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
     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2005, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
     Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has a full valuation allowance on its deferred tax assets. Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If the Company continues to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all or a portion of our valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.
     SFAS No. 123R, Accounting for Share-Based Payment, requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123R, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 to 48 months following the grant date; stock volatility, 111% and 127% for grants issued in 2005 and 2004, respectively; risk-free interest rates of 3.97% and 3.48% in the nine months September 30, 2005 and 2004, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the existing awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net income, as reported	$1,877	$1,077	$2,513	$1,814

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(376)	(213)	(658)	(362)

Pro forma net income	$1,501	$864	$1,855	$1,452

Income per common share
Basic, as reported	$0.09	$0.06	$0.12	$0.11
Basic, pro forma	$0.07	$0.05	$0.09	$0.08
Fully Diluted, as reported	$0.08	$0.06	$0.11	$0.10
Fully Diluted, pro forma	$0.06	$0.05	$0.08	$0.08
A summary of the Company’s stock option activity is as follows:

		Weighted Ave.
	# of Shares	Exercise Price
Outstanding as of December 31, 2004	1,799,000	$1.58
Granted	2,286,000	4.89
Exercised	(173,000)	1.53
Cancelled	(75,000)	5.27

Outstanding as of September 30, 2005	3,837,000	3.48

     Net Income per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,206,000 and 1,363,000 for the three months ended September 30, 2005 and 2004, respectively. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,357,000 and 1,148,000 for the nine months ended September 30, 2005 and 2004, respectively.
     Fulfillment Services - The Company currently holds consigned inventory for a customer, which is used to fulfill internet orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying unaudited condensed consolidated balance sheet. In addition, the Company receives cash for internet fulfillment orders which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis as the amounts are held for the benefit of this fulfillment customer. Revenue is recognized for fulfillment services as services are performed.
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
     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM Revenues	$4,316	$—	$3,095	$—	$8,939	$—	$7,670	$—
Retail & Distribution	2,241	—	—	—	2,241	—	—	—
Internet & Direct Revenues	186	153	209	252	601	475	744	747

Total Revenues	6,743	153	3,304	252	11,781	475	8,414	747
Cost of Revenues	1,089	76	555	118	1,835	220	1,802	293

Gross Profit	$5,654	$77	$2,749	$134	$9,946	$255	$6,612	$454

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2005 and 2004, respectively, included one OEM customer at 51.5% in 2005 and two OEM customers at 58.9% and 12.5% in 2004. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2005 and 2004, respectively, included one OEM customer at 60.3% in 2005 and one OEM customer at 64.2% in 2004.
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
     Comprehensive Income - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended September 30, 2005 and 2004, there was no difference between net income, as reported, and comprehensive income.

2. RELATED PARTY TRANSACTIONS
     In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. A member of the Company’s Board of Directors is a principal beneficial owner of Arrange Technology LLC. During fiscal 2004, $19,000 was expensed under the terms of the agreement, of which $7,100 is included in accounts payable in the consolidated balance sheet at December 31, 2004. The amount included in accounts payable at December 31, 2004 was paid during the nine months ended September 30, 2005, along with an additional $118,000 that was expensed during the current year.
3. EQUITY TRANSACTIONS
     On February 18, 2005, the Company entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 3,500,000 shares of our common stock, par value $0.001 per share. The transaction closed on February 18, 2005 and the Company realized gross proceeds of $22.4 million from the financing before deducting commissions and other expenses. Offering costs related to the transaction totaled $1,613,000, comprised of $1,344,000 in commissions and $269,000 cash payments for legal and investment services, resulting in net proceeds of $20,786,000. The Company agreed to register for resale the shares of Common Stock issued in the private placement. Such registration statement became effective on June 17, 2005. The agreement provides for penalties of one percent (1%) of the purchase price per month should effectiveness of the registration not be maintained.
     In conjunction with the severance agreement with Robert Scheussler, the former CFO, the Company recognized approximately $230,000 in severance related costs during the three months ended June 30, 2005. As per the agreement, Mr. Scheussler will continue to provide services to the Company as a consultant and, under the terms of the Company’s Stock Option Plan, will continue to vest in his existing, unvested option grants (which were not modified) totaling 108,333 options. The unvested portion of these option grants were valued by the Company at approximately $424,000 on July 1, 2005, utilizing the Black Scholes option pricing model. The Company expensed approximately $51,000 in the three months ended September 30, 2005 and expects to expense another $51,000 in the fourth quarter with respect to Mr. Scheussler’s employee stock option agreements.
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
     On July 28, 2005, the Shareholders approved a proposal to amend the Amended and restated Certificate of Incorporation to increase the number of authorized Common Shares from 30,000,000 to 50,000,000, as reflected in the accompanying interim condensed consolidated balance sheet. Increasing the number of authorized shares of Common Stock is expected to provide the Company with additional capital resources to finance the long-term growth of the Company and with sufficient shares of Common Stock for stock splits. The additional shares of Common Stock could be issued for acquisitions and in public or private offerings, the proceeds of which could be used to finance the Company’s growth through increased working capital, expansion of existing businesses and other corporate purposes. The Company does not currently have any plans to issue shares of Common Stock or Preferred Stock in any public or private offering, for any acquisition other than the Allume acquisition discussed below, or otherwise, nor are there any present negotiations which could lead to such an issuance.
4. ACQUISITION OF ALLUME INC.
     On July 1, 2005, the Company acquired 100% of the issued and outstanding capital stock of Allume, Inc. from International Microcomputer Software, Inc. (IMSI) for $11 million in cash and 397,547 restricted shares of its common stock. Allume, Inc. is a leading developer of compression software solutions for JPEG, MPEG and MP3 platforms. A portion of the purchase price, including

$1,250,000 cash and shares of common stock having a market value of $750,000 were deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. The aggregate purchase price of approximately $13.0 million, which includes $11 million cash paid, the 397,547 shares issued which have been valued using the average closing market price of the Company’s common stock over the two-day period before and after the sale was announced and $316,000 of direct acquisition costs. The direct acquisition costs incurred to date include $116,000 for legal and professional services, as well as a transaction fee of $200,000.
     The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated lives for property and equipment and an independent valuation for certain identifiable intangibles acquired.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$11,000
Common stock	1,858
Acquisition related costs	316

Total purchase price	$13,174

     The purchase price is contingent upon a final calculation of Allume’s net assets. If the final net asset calculation is less than the minimum amount specified in the purchase agreement, the purchase price will be adjusted downward accordingly. Any such adjustment will be recorded as an adjustment to the cost of Allume Systems, Inc. and reflected in the final purchase price allocation.
     The Company’s preliminary allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$46
Accounts Receivable, net	858
Inventories, net	237
Property & Equipment	67
Other Assets	288
Intangible Assets	4,863
Goodwill	7,851

Total Assets	14,210

Liabilities:
Accounts Payable	643
Accrued Liabilities	393

Total Liabilities	1,036

Total purchase price	$13,174

     Unaudited pro forma consolidated results of operations for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and September 30, 2004 as if the acquisition had occurred as of the beginning of each period presented are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2005		September 30, 2004
	Historical	Proforma	Historical	Proforma	Historical	Proforma
Net Revenues	$3,556	$6,115	$12,256	$16,645	$9,161	$16,205

Net Income	$1,077	$1,137	$2,513	$1,915	$1,814	$1,230

Net Income per share, basic	$0.06	$0.06	$0.12	$0.09	$0.11	$0.07

Net Income per share, diluted	$0.06	$0.06	$0.11	$0.08	$0.10	$0.07

Weighted average shares outstanding, basic	17,254	17,651	21,097	21,495	17,117	17,515

Weighted average shares outstanding, diluted	18,617	19,014	22,454	22,852	18,265	18,663

     Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $385,000 for the 3 month pro forma period ended September 30, 2004, $1,155,000 for the nine month pro forma period ended September 30, 2004 and $770,000 for the nine month pro forma period ended September 30, 2005.
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
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to integrate Allume into our business model;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” beginning on page 24.
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
RESULTS OF OPERATIONS
     The three and nine month results of operations as of September 30, 2005 include the results of Allume Systems operations from the date of acquisition. As the acquisition occurred on July 1, 2005, the first day of the current quarter, no pro-forma adjustments are necessary to provide a full quarter view of combined company results.
     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues:
Products	97.8%	92.9%	96.1%	91.9%
Services	2.2%	7.1%	3.9%	8.1%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Products	15.8%	15.6%	15.0%	19.7%
Services	1.1%	3.3%	1.8%	3.2%

Total cost of revenues	16.9%	18.9%	16.8%	22.9%

Gross profit	83.1%	81.1%	83.2%	77.1%
Operating expenses:
Selling and marketing	18.8%	10.6%	17.2%	12.7%
Research and development	18.0%	17.8%	21.5%	21.0%
General and administrative	20.7%	22.2%	27.5%	23.5%

Total operating expenses	57.5%	50.6%	66.2%	57.2%

Operating income	25.6%	30.5%	17.0%	19.9%
Interest income	2.3%	0.4%	3.9%	0.3%

Income before income taxes	27.9%	30.9%	20.9%	20.2%
Income tax expense	0.7%	0.6%	0.4%	0.4%

Net income	27.2%	30.3%	20.5%	19.8%

Three and Nine Months Ended September 30, 2005 and 2004
Revenues
     Total net revenues were $6.9 million and $3.6 million for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $3.3 million, or 93.9% from 2004 to 2005. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2005 and 2004, respectively, included one OEM customer at 51.5% in 2005 and two OEM customers at 58.9% and 12.5% in 2004. If our sales to these customers are reduced, it could have a material negative effect on our results of operations. The current period results include approximately $2.2 million of net revenue attributable to the Allume acquisition.
     Total net revenues were $12.3 million and $9.2 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $3.1 million, or 33.8% from 2004 to 2005. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2005 and 2004, respectively, included one OEM customer at 60.3% in 2005 and one OEM customer at 64.2% in 2004. The current nine month period includes three months of net revenue, or $2.2 million, attributed to the Allume acquisition.
     We currently operate in two business segments: products and services. In addition, revenues are broken down into two business units, Wireless and OEM and Internet and Direct. Our Internet and Direct unit sales include software products as well as consulting, fulfillment and hosting.

     The following table shows the net revenues and cost of revenues generated by each segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM	$4,316	$—	$3,095	$—	$8,939	$—	$7,670	$—
Retail & Distribution	2,241	—	—	—	2,241	—	—	—
Internet & Direct	186	153	209	252	601	475	744	747

Total Net Revenues	6,743	153	3,304	252	11,781	475	8,414	747
Cost of Revenues	1,089	76	555	118	1,835	220	1,802	293

Gross Profit	$5,654	$77	$2,749	$134	$9,946	$255	$6,612	$454

     Products. Net product revenues were $6.7 million and $3.3 million in the three months ended September 30, 2005 and 2004, respectively, representing an increase of $3.4 million, or 104.1%, from 2004 to 2005. Wireless and OEM sales increased $1.2 million, or 39.5%, as a result of the continued success of the EVDO rollout by our carrier customers. Retail and Distribution sales represent the sales of Allume products to distributors, retail customers and individuals. Allume was acquired on July 1, 2005 (see Note 4). Internet and Direct Sales decreased $23,000 or 11.0% as a result of lower direct and web store sales of legacy Smith Micro products. Product revenues accounted for 97.8% of total revenues in the three months ended September 30, 2005 compared with 92.9% of total revenues in the comparable period of 2004.
     Net product revenues were $11.8 million and $8.4 million in the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $3.4 million, or 40.0%, from 2004 to 2005. Wireless and OEM sales increased $1.3 million, or 16.5%. Retail and Distribution sales are attributed to the Allume acquisition on July 1, 2005 (see Note 4). Internet and Direct Sales decreased $143,000 or 19.2% as a result of lower direct and web store sales of legacy Smith Micro product. Product revenues accounted for 96.1% of total revenues in the nine months ended September 30, 2005 compared with 91.9% of total revenues in the comparable period of 2004.
     Services. Service revenues were $153,000 and $252,000 in the three months ended September 30, 2005 and 2004, respectively, representing a decrease of $99,000 or 39.3%, from 2004 to 2005. Service revenues accounted for 2.2% of total revenues in the three months ended September 30, 2005 compared with 7.1% of total revenues in the comparable period of 2004.
     Service revenues were $475,000 and $747,000 in the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of $272,000 or 36.4%, from 2004 to 2005. Services revenue accounted for 3.9% of total revenues in the nine months ended September 30, 2005 compared with 8.2% of total revenues in the comparable period of 2004. The decline in Services revenue in both the three month and nine month period is due to the de-emphasis of this offering in the current fiscal year.
Cost of Revenues and Gross Margin
     Cost of Product Revenues. Cost of product revenues were $1.1 million and $555,000 in the three months ended September 30, 2005 and 2004, respectively, representing an increase of $534,000, or 96.2%, from 2004 to 2005. Cost of product revenue as a percentage of product revenues was 16.2% and 16.8% for 2005 and 2004, respectively. Gross margin as a percentage of net revenue was 83.8% as compared to 83.2% for the year earlier period. Cost of Revenues for the current period includes $267,000 of amortization of intangibles associated with the acquisition of Allume which is not included in 2004 expenses. Factoring out said amortization of intangibles, gross margin for the three month period ending September 30, 2005 was 87.8%. The 4.6% pro-forma increase from the year earlier period is attributed to favorable product mix.
     Cost of product revenues remained relatively constant at $1.8 million in the nine months ended September 30, 2005 and 2004, respectively, with only a nominal increase of $33,000, or 1.8%, from 2004 to 2005. Cost of product revenue as a percentage of product revenues was 15.6% and 21.4% for 2005 and 2004, respectively. Gross margin as a percentage of net revenue was 84.4% as compared to 78.6% for the year earlier period. Cost of Revenues for the current period includes $267,000 of amortization of intangibles associated with the acquisition of Allume which is not included in 2004 expenses. Again factoring out the amortization of intangibles, gross margin for the nine month period ending September 30, 2005 was 86.7%. The 8.1% pro-forma increase from the year earlier period is attributed to favorable product mix.
     Cost of Service Revenues. Cost of service revenues were $76,000 and $118,000 in the three months ended September 30, 2005 and 2004, respectively, representing a decrease of $42,000 or 35.6%, from 2004 to 2005. Cost of service revenue as a percentage of service revenues was 49.7% and 46.8% for 2005 and 2004, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.
     Cost of service revenues were $220,000 and $293,000 in the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of $73,000 or 24.9%, from 2004 to 2005. Cost of service revenue as a percentage of service revenues was 46.3% and 39.2% for 2005 and 2004, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.
Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004

Operating expenses:
Selling and marketing	$1,294	18.8%	$375	10.6%	$2,103	17.2%	$1,165	12.7%
Research and development	1,244	18.0%	633	17.8%	2,638	21.5%	1,922	21.0%
General and administrative	1,430	20.7%	790	22.2%	3,367	27.5%	2,156	23.5%

Total operating expenses	$3,968	57.5%	$1,798	50.6%	$8,108	66.2%	$5,243	57.2%

     Selling and Marketing. Selling and marketing expenses were $1.3 million and $375,000 in the three months ended September 30, 2005 and 2004, respectively, representing an increase of $919,000, or 245.1%, from 2004 to 2005. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. While most of the increases in selling and marketing expenses were due to the Allume acquisition, we also had a slight increase in headcount and increases in costs related to product collateral concept and design. As a percentage of revenues, selling and marketing expenses increased to 18.8% for the three months ended September 30, 2005 from 10.6% in the three months ended September 30, 2004, as a result of the increase in costs.
     Selling and marketing expenses were $2.1 million and $1.2 million in the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $938,000, or 80.5%, from 2004 to 2005. Again, while the largest component of the increase is the Allume acquisition, we did have some increases in other costs such as trade show expenses, headcount and product-design related costs which were partially offset by decreases in other miscellaneous costs. As a percentage of revenues, selling and marketing expenses increased to 17.2% for the nine months ended September 30, 2005 from 12.7% in the nine months ended September 30, 2004, as a result of the increase in costs.
     Research and Development. Research and development expenses were $1.2 million and $633,000 in the three months ended September 30, 2005 and 2004, respectively, representing an increase of $611,000, or 96.5%, from 2004 to 2005. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies. The increase in our research and development expenses was primarily due to the addition of the Allume operations, outsourced engineering services which began in the fourth quarter of 2004 and a refocus of our consulting services to internal product development. As a percentage of revenues, research and development expenses increased to 18.1% for the three months ended September 30, 2005 from 17.8% in the three months ended September 30, 2004, as a result of the increase in costs.

     Research and development expenses were $2.6 million and $1.9 million in the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $716,000, or 37.3%, from 2004 to 2005. The increase in our research and development expenses was primarily due to the Allume acquisition, as well as the addition of outsourced engineering services which began in the fourth quarter of 2004 and a refocus of our consulting services to internal product development. As a percentage of revenues, research and development expenses increased to 21.5% for the nine months ended September 30, 2005 from 21.0% for the nine months ended September 30, 2004, as a result of the increase in costs.
     General and Administrative. General and administrative expenses were $1.4 million and $790,000 in the three months ended September 30, 2005 and 2004, respectively, representing an increase of $640,000, or 81.0%, from 2004 to 2005. The increase in our general and administrative expenses is due to the Allume acquisition as well as increases in accounting, legal and consulting fees (including transition costs) of $350,000, annual meeting expenses of approximately $36,000, travel and miscellaneous expenses of approximately $45,000, offset by reductions in our compensation expense of approximately $42,000. As a percentage of revenues, general and administrative expenses decreased to 20.7% for the three months ended September 30, 2005 from 22.2% in the three months ended September 30, 2004, as a result of the increase in revenues.
     General and administrative expenses were $3.4 million and $2.2 million in the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $1.2 million, or 56.21%, from 2004 to 2005. The increase in our general and administrative expenses is primarily due to non-recurring increases in compensation and benefits costs of approximately $300,000, which is partially a non-recurring severance expense associated with our change in Chief Financial Officers (June 20, 2005), accounting, legal and consulting fees of approximately $700,000, travel and miscellaneous expenses of approximately $60,000 and insurance expenses of approximately $50,000, offset by reductions in our rent expense and bad debt expense of approximately $156,000. As a percentage of revenues, general and administrative expenses increased to 27.5% for the nine months ended September 30, 2005 from 23.5% in the nine months ended September 30, 2004, as a result of the these increased costs.
     Interest Income. Interest income was $161,000 and $14,000 in the three months ended September 30, 2005 and 2004, respectively, representing an increase of $147,000 or 1,050.0% from 2004 to 2005. Interest income was $475,000 and $28,000 in the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $447,000 or 1,596.4% from 2004 to 2005. Interest income is directly related to our average cash balance during the period and varies among periods. We had net proceeds of $20.8 million from a private placement of our common stock which took place during the first quarter of 2005. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
     Provision for Income Taxes. The provision for income taxes was $47,000 and $22,000 in the three and six months ended September 30, 2005 and 2004, respectively. The provision for income taxes was $55,000 and $37,000 in the nine months ended September 30, 2005 and 2004, respectively. In all periods, the provision for income taxes relates to an accrual for alternative minimum taxes which are expected to be owed on income as well as certain state minimum tax payments. The Company has a full valuation allowance on its net deferred tax assets.

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
     Net cash provided by operating activities was $2.0 million in the nine months ended September 30, 2005 compared to $1.5 million in the comparable period of 2004. The primary source of operating cash in both periods was the net income and the increase in accounts payable and accrued liabilities, offset by the collection of accounts receivable.
     During the nine months ended September 30, 2005, we used $11.3 million in investing activities compared to $46,000 in the same period of 2004. This included $11.3 million for the purchase of Allume in 2005 as well as $44,000 for other capital expenditures. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.
     We received $265,000 in cash from the exercise of employee stock options during the nine months ended September 30, 2005 compared to $568,000 during the comparable period of 2004.
     At September 30, 2005, we had $20.4 million in cash and cash equivalents and $22.3 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $4.8 million at September 30, 2005. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. We also lease approximately 7,700 square feet in Watsonville, California under a new lease that expires September 30, 2010. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005.
     As of September 30, 2005, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years

Operating lease obligation	$2,062	$508	$1,025	$529	$0
Employment agreements	830	360	470	0	0
Purchase obligations	149	149	0	0	0

Total	$3,041	$1,017	$1,495	$529	$0

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as: completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established.
     Product sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
     Service revenues include sales of consulting services, website hosting and fulfillment. We recognize service revenues as services are provided or on a percentage completion basis for projects with durations longer than three months.
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
     Stock-Based Compensation – We currently account for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We grant stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense is recorded for stock options. When the recently issued SFAS No. 123R “Share-Based Payment” pertaining to accounting treatment for employee stock options takes effect, we will be required to treat the fair value of the stock options granted to employees as compensation expense, which could have a materially adverse impact on our business, results of operations and financial condition.
RISK FACTORS
     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K, Amendment No. 2 for the year ended December 31, 2004 and our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of September 30, 2005, we had a backlog of approximately $2.1 million.
We depend upon a small number of customers for a significant portion of our revenues.
     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 60.3% and 64.2% of our net revenues in the nine months ended September 30, 2005 and 2004, respectively. Our three largest OEM customers accounted for 68.5% and 77.0% in the nine months ended September 30, 2005 and 2004, respectively.
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
     If the adoption of new technologies and services does not grow or grows more slowly than anticipated in our product planning and development, demand for certain of our products and services will be reduced. For example, our new QuickLink Mobile and QuickLink Enterprise products provide notebook users with the ability to roam between wireless wide area networks (“WWAN”)

and Wi-Fi hot spots. Therefore, future sales and any future profits from these and related products are substantially dependent upon the widespread acceptance and use of Wi-Fi as an effective medium of communication by consumers and businesses.
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
     A total of 3,500,000 shares of our common stock was recently sold in a private placement in February 2005. The associated registration statement for such shares became effective on June 17, 2005 In addition, there are other large blocks of shares held by individual stockholders which are eligible for resale under Rule 144, including William W. Smith, Jr., our President and Chief Executive Officer, who held 3,772,115 shares at October 31, 2005, and Rhonda L. Smith who held 2,414,115 shares. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An Annual Meeting of the Stockholders of the Company was held on July 28, 2005. At the Annual Meeting, the Stockholders voted as follows:
     The Stockholders elected William W. Smith, Jr. (with 10,726,751 votes for and 276,875 withheld) and William Keiper (with 9,561,446 votes for and 1,442,180 withheld) as directors, to hold office until the 2008 Annual Meeting, or until their successors are elected and qualified.
     In addition to Messrs. Smith and Keiper, the following directors will continue to hold office: Thomas G. Campbell, Gregory Szabo and Samuel Gulko.
     The Stockholders approved and adopted the 2005 Stock Option / Stock Issuance Plan with 9,394,666 shares for, 1,599,042 shares against and 9,918 shares abstaining.

     The Stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 50,000,000 shares with 10,735,924 shares for, 260,587 shares against and 7,115 shares abstaining.
     The Stockholders elected to ratify the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 (with 10,984,565 shares for, 12,061 shares against and 7,000 shares abstaining).
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
  (B) REPORTS ON FORM 8-K
     On July 5, 2005 the Company filed a current report on Form 8-K in connection with the Acquisition of Allume Systems, Inc.
     On August 9, 2005 the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter ended June 30, 2005.
     On September 14, 2005 the Company filed an amendment to the Form 8-K filed on July 5, 2005 which included additional details and disclosures about the acquisition of Allume Systems, Inc.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
November 11, 2005	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 11, 2005	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.