Form 10-K
period 2005-12-31
SMITH MICRO SOFTWARE INC
filed 2006-03-31
CIK 948708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
______________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $63,670,654 based upon the closing sale price of such stock as reported on the Nasdaq SmallCap Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of March 9, 2006, there were 22,434,369 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities Exchange Act of 1934, are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

EXHIBIT 3.1.2
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     In this document, the terms “Smith Micro,” “Allume Systems”, “Allume”, “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” on page 21 of this report.
     All forward looking statements included in this document are based on information available to us on the date hereof. We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1. BUSINESS
General
     Smith Micro Software, Inc. is a diversified developer and marketer of wireless communication software products and services. Our primary focus and strategy for our products and services is directed to wireless communications including wireless wide area network (WWAN) software, handset phonebook management, managing the download of music to a handset, and Wi-Fi software. We sell our products and services to some of the world’s leading companies as well as to consumers. Specific Smith Micro wireless products include QuickLink Mobile, QuickLink Mobile Enterprise and QuickLink Mobile Phonebook. The proliferation of wireless technologies is providing new opportunities globally. The wireless infrastructures being implemented, such as 1xRTT, GPRS and the newer 3G technology including EVDO UMTS and HSDPA, offer wider bandwidth wireless data services. This infrastructure combined with mobile platforms such as the basic mobile phone, notebook computing devices (“PCs”) and personal communications devices (“PDAs”) provide opportunities for new communications software products. Our core communications technology is designed to address this emerging wireless data market.
     We manufacture, market and sell value-added wireless connectivity products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile phone manufacturers, as well as direct to the consumer. We offer software products for Windows, Mac OSX, Unix and Linux operating systems. The underlying design concept is the long-standing Smith Micro purpose to “enhance the out-of-box experience” for the customer. Our custom engineering services bring more than 20 years of hardware and software experience, having shipped over 60 million copies of products to OEM’s seeking to better market their products by adding product features, customizing existing features and translating applications into additional languages.
     QuickLink Mobile provides notebook users with the ability to easily roam between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. QuickLink Mobile allows users to seek out and select available hot spots in their area. We currently maintain OEM relationships with many wireless carrier companies, including Verizon Wireless, Vodafone, Telus, Alltel, UTStarcom, LG Electronics and Kyocera. Sales to Verizon Wireless amounted to approximately 57.1% and 68.4% of the Company’s net revenues for 2005 and 2004, respectively. Sales to Verizon Wireless, Cingular Wireless and Apple Computer amounted to approximately 27.0%, 10.7% and 10.2% of our net revenues for 2003, respectively.
     During the fourth quarter of 2004, we announced our latest addition to the QuickLink family, namely QuickLink Mobile Enterprise, aimed at the enterprise marketplace to take advantage of the demand for additional security built into our wireless application. This product was introduced in the second quarter of 2005. In addition to addressing the latest technologies and concerns for security in the wireless space, QuickLink Mobile Enterprise is a combination wireless wide area network (WWAN) and Wi-Fi client application that provides the same easy to use interface and functionality regardless of carrier or device. The application supports over 180 carriers worldwide, hundreds of wireless devices and PDA’s, many different PC Cards, and several integrated WWAN devices in notebooks.
     In the fourth quarter of 2005, we launched a new music product, the Music Essentials Kit for Verizon Wireless. The Music Essentials kit allows users to download music from Verizon Wireless, or transfer music files from a PC to a handset. This product first shipped in our fourth quarter of 2005 and is expected to be a significant contributor to 2006 revenues.
     A future initiative for our OEM group is launching StuffIt Wireless. StuffIt Wireless incorporates our patent-pending JPEG compression technology that provides a superior compression of multi-media data. This technology allows device manufacturers and wireless carriers to increase storage space on devices, increase the quality of images and optimize wireless bandwidth. We are currently in the prototype stage of product development with potential customers and plan to fully market this product in 2007.

     Our Enterprise Solutions Group delivers wireless mobility solutions into medium and large enterprise businesses. In addition to offering products designed to enhance security, lower help desk costs and deliver a more fluid wireless experience, the Enterprise Solutions Group provides architectural design and implementation services that guarantee to our customers that the applied solution is the best possible combination for the target environment. Combined with our wireless mobility business direction are our eBusiness applications and services initiative. This area of business leverages our many years of providing web-based applications custom-tooled to meet the needs of the growing business. From basic web design to complex solutions involving complete customer management, online commerce and fulfillment services, the Enterprise Solutions Group helps businesses refine their processes and implement cost-effective, empowering systems.
     The Consumer Products Group offers products in the PC Utility, Fax and eBusiness markets. Smith Micro’s complete line of consumer products is available through direct sales on its websites, partner websites or its order desk and through traditional retail outlets. The Consumer group is focused on the following market segments: Compression, Access and Transmission (CAT), Utilities including Diagnosis, Performance, Security and Internet and Compilation and Lifestyle.
     As a world leader and innovator in data and image compression field our StuffIt product line helps users compress, encrypt and archive information. In January 2005 the company introduced its revolutionary patent pending JPEG compression technology. This breakthrough technology can compress JPEG photos and images up 30% without and additional loss in image quality. Combining our new image compression with StuffIt’s traditional file compression accelerates the transmission of files over the Internet. Plus, with built-in error protection and encryption (up to 512- bit encryption), users can send StuffIt archives with peace of mind.
     We currently operate in two business segments: Products and services. We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues. See Note 8 of Notes to Consolidated Financial Statements for financial information related to our operating segments.
     Research and development expenses amounted to $4.0 million, $2.6 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies.
     We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com . We make our filings with the SEC available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K.
Industry Backgrounds
     Wireless Industry — The evolving types of 3G wireless data infrastructures being implemented, such as EV-DO, HSDPA, and UMTS wireless platforms have expanded to include the basic mobile phone, personal computing devices (PC’s) and personal communications devices including PDA’s and various handheld devices. The adoption of these new mobile and wireless communications services provides opportunities for new communications software products. In addition, these devices are becoming multimedia devices, which include digital cameras, portable music players and full motion video cameras.
     Compression, Access and Transmission – Computer compression helps users solve fundamental issues that they all share: Sending information in a way that is fast, safe and secure, accessing and archiving information and the maximization of storage capacity and Internet bandwidth.

     Diagnostic/Utility Software Industry - Diagnostic and utility software products assist home and corporate users, and hardware manufacturers and service companies to identify and repair computer system related errors and problems. The company focuses on utilities covering two market segments: Diagnosis and performance, and security and internet. These products are designed to enhance, protect, clean, diagnose and help customers maximize their computer’s performance and secure from spam, spyware and computer hackers.
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
Products and Services
     The following is a list of the software products and services we offer, as well as a brief description of their principal features and functions:

Software Products
OEM & Wireless
QuickLink® Mobile	(Windows and Mac) Turns data capable wireless handsets, PDA’s and wireless integrated notebook PC’s into wireless data connectivity devices.
QuickLink® Phone Manager QuickLink® Mobile Enterprise	(Windows) Enables users to be able to easily edit the phonebook and calendar that reside on a wireless handset on a PC computer. This product enables you to transfer PIM and calendar data from your computer to your handset and to move similar data from your handset back to the PIM on the computer.
(Windows) Expands QuickLink Mobile by offering additional features that are tailored specifically for the enterprise customer such as customizations and 802.1x Wi-Fi security.
Fax & Communication
FAXstf™ X & FAXstf™ X Pro	Enables users to exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily on the Mac OS X operating environment.
HotFax® MessageCenter	An integrated voice, fax and data communication software program that lets users receive voice mail and exchange faxes and data files with remote modems, fax/modems, and fax machines quickly and easily.
Compression, Access and Transmission
StuffIt® Wireless	A breakthrough image compression technology that reduces the size of a JPEG picture file up to 30% without any additional loss in image quality. This technology allows device manufacturers and wireless carriers to increase storage space on devices, increase the quality of images and optimize wireless bandwidth.
StuffIt® Image	An evolving set of technologies to handle image compression for multiple image formats. Target markets include digital camera manufacturers, Enterprise Content Management and medical imaging.
StuffIt® Deluxe	(Windows and Mac) — A complete compression, expansion, and access solution. Providing easy to use award winning archiving and security from 512 bit encryption, to Adobe and Microsoft Office plug-ins to our JPEG image compression.
StuffIt® Standard Edition	(Windows and Mac) — Our basic core product that provides basic compression and decompression functionality.
StuffIt® Expander	(Windows and Mac) — A universal expansion product that decompresses and decodes all major compression formats. Expander is distributed free of charge and encourages the wide distribution of files in StuffIt format and enhances the market for our commercial products.

Utilities
CheckIt® Diagnosis	(Windows) — Provides end-users the hardware information they need to evaluate, fine-tune and manage their system.
CheckIt® System Performance Suite	(Mac) Provides customers with repair, cleaning and diagnosis utilities for their Macintosh.
Spring Cleaning®	(Windows and Mac) — Our uninstaller and cleanup product that removes the clutter that accumulates on your computer from unwanted and unused files. Spring Cleaning cleans and improves the performance of your computer.
Internet Cleanup	(Windows and Mac) — An Internet cleanup and privacy product, which allows a user to remove specific unwanted files gathered by a Web browser every time you surf the Internet. It increases computer security by blocking pop-ups and removing spyware.
BoostXP	(Windows) — A complete collection of all of the necessary tools to keep your system running smooth, faster and error-free. Accelerate, clean, customize and protect your PC.
Lifestyle
Aquazone®	(Windows and Mac) — A virtual aquarium for your computer. Offering multiple collections which includes sharks, jellyfish, turtles, and 40 fish species to our expansion pack of goldfish, jellyfish and deep sea divers.
Personal Photo	(Windows) — Manage and share photos. You can create custom photo albums, edit your pictures, print and create photo calendars and postcards.

Services
Consulting	Consulting services range from complete website design and installation consulting services.
Hosting	We maintain a network operations facility that is monitored 24 x 7 to ensure maximum uptime. We offer a broad spectrum of bandwidth and service options to customers. We host customers on our servers or house their server at our location.
Fulfillment	An extension of our eBusiness activity includes order fulfillment services for customer web stores.
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
     Our three largest OEM customers (Verizon Wireless, Kyocera Wireless and Alltel in 2005), and their respective affiliates, in each year, have accounted for 63.5 % of our net revenue in 2005, 77.8% of our net revenue in 2004 and 47.9% of our net revenues in 2003. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers or decisions by a significant OEM customer to substantially reduce purchases could have a material adverse effect on our business.
     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of December 31, 2005, we had a backlog of approximately $4.0 million, as compared to $1.0 million at December 31, 2004.
Customer Service and Technical Support
     We provide technical support and customer service through our web site, email, telephone and fax. OEM customers generally provide their own primary customer support functions and rely on us for back-up support for their own technical support personnel.
Product Development
     The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $4.0 million, $2.6 million and $2.5 million for the years ended December 2005, 2004 and 2003, respectively.
Manufacturing
     Our software is sold in several forms. We offer a package or kit that may include: CD-ROM(s) for product and hardware-specific drivers; a cable; a manual; and certain other documentation or marketing material. We offer software on CD-ROMs. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s and pay a royalty based on usage. The majority of our OEM business requires that we provide a CD, which includes a soft copy of a user guide. In other cases, we provide a complete data connectivity kit that includes a CD, manual and cable. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer. With the enterprise sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.
     Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. The manufacturing is subcontracted to outside vendors include the replication of CD-ROM’s and the printing of documentation materials. Assembly of the final package is completed by an outside vendor or in our Aliso Viejo, California facility.
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
Proprietary Rights and Licenses
     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure and patent, copyright and trademark law that may afford only limited protection. As of December 31, 2005, six currently effective U.S. patents have been issued since December 1997 and five patent applications are currently pending. These patents provide generalized protection to our intellectual property base, and we will continue to apply for various patents and trademarks in the future.
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
     In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we use currently to protect our proprietary rights may not be adequate. Moreover, our competitors may independently develop technology similar to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.
Employees
     As of December 31, 2005, we had a total of ninety-one employees: forty-eight engaged in engineering; twenty-three in sales and marketing; twelve in management and administration; five in manufacturing and three in customer support. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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
     We also lease approximately 7,700 square feet in Watsonville, California under a lease that expires September 30, 2010. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005. During 2003, we terminated leases in San Diego, California and Beaverton, Oregon.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2005.

PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2005:
First Quarter	$9.63	4.65
Second Quarter	5.00	3.44
Third Quarter	7.39	4.02
Fourth Quarter	8.00	5.41

YEAR ENDED DECEMBER 31, 2004:
First Quarter	3.66	2.00
Second Quarter	3.31	1.80
Third Quarter	5.50	1.28
Fourth Quarter	11.20	3.27
     On March 9, 2006, the closing sale price for our common stock as reported by Nasdaq was $8.99.
Holders
     As of March 9, 2006, there were approximately 144 holders of record of our common stock based on information provided by our transfer agent.
Dividends
     We have never paid any cash dividends on our common stock and we have no current plans to do so.
Recent Sales of Unregistered Securities
     Not applicable.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Net Revenues:
Products	$19,637	$12,394	$6,291	$6,029	$6,945
Services	621	922	925	1,102	2,544

Total Net Revenues	20,258	13,316	7,216	7,131	9,489
Cost of Revenues:
Products	3,818	2,530	1,350	1,420	1,880
Services	285	380	321	782	2,048

Total Cost of Revenues	4,103	2,910	1,671	2,202	3,928

Gross profit	16,155	10,406	5,545	4,929	5,561
Operating expenses:
Selling and marketing	3,410	1,519	1,666	2,175	4,571
Research and development	3,963	2,556	2,506	2,162	2,997
General and administrative	4,621	2,868	2,330	2,387	3,847
Restructuring Costs	—	—	—	—	380

Total operating expenses	11,994	6,943	6,502	6,724	11,795

Operating income (loss)	4,161	3,463	(957)	(1,795)	(6,234)
Interest Income	667	53	37	45	199

Income (Loss) before income taxes	4,828	3,516	(920)	(1,750)	(6,035)
Income tax expense (benefit)	104	71	3	(1,062)	90

Net Income (Loss)	$4,724	$3,445	$(923)	$(688)	$(6,125)

Net income (loss) per share, basic	$0.22	$0.20	$(0.06)	$(0.04)	$(0.38)

Weighted average shares, basic	21,351	17,267	16,511	16,235	16,232

Net income (loss) per share, fully diluted	$0.21	$0.19	$(0.06)	$(0.04)	$(0.38)

Weighted average shares, fully diluted	22,806	18,412	16,511	16,235	16,232

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Total assets	$42,716	$12,828	$6,587	$6,766	$9,257
Total liabilities	3,759	1,729	997	1,154	2,955
Accumulated deficit	(11,945)	(16,669)	(20,114)	(19,191)	(18,503)
Total stockholders’ equity	$38,957	$11,099	$5,590	$5,612	$6,302

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction and Overview
     Our business model is based primarily upon the design, production and sale of wireless connectivity software for use with wireless communication networks worldwide. Our products are utilized in major wireless networks throughout the world that support data communications through the use of cell phones or other wireless communication devices such as PC cards. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers to offer wireless PC data connectivity to their wireless networks.
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
     During 2005, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.

Results of Operations
     The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Net Revenues:
Products	96.9%	93.1%	87.2%
Services	3.1%	6.9%	12.8%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Products	18.9%	19.0%	18.7%
Services	1.4%	2.9%	4.5%

Total cost of revenues	20.3%	21.9%	23.2%

Gross profit	79.7%	78.1%	76.8%
Operating expenses:
Selling and marketing	16.8%	11.4%	23.1%
Research and development	19.6%	19.2%	34.7%
General and administrative	22.8%	21.5%	32.3%

Total operating expenses	59.2%	52.1%	90.1%

Operating Income (Loss)	20.5%	26.0%	-13.3%
Interest Income	3.3%	0.4%	0.5%

Income (Loss) before income taxes	23.8%	26.4%	-12.8%
Income tax expense (benefit)	0.5%	0.5%	0.0%

Net Income (Loss)	23.3%	25.9%	-12.8%

Revenues
     Total net revenues were $20.3 million, $13.3 million and $7.2 million in 2005, 2004 and 2003, respectively, with an increase of $6.9 million, or 52.1% from 2004 to 2005 and an increase of $6.1 million, or 84.5% from 2003 to 2004. The increase in our revenues from 2003 through 2005 is attributed to the growth in sales of our wireless products and in 2005 also includes the acquisition of Allume. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included one OEM customer at 57.1% in 2005, one OEM customer at 68.4% of revenues in 2004 and three OEM customers at 27.0%, 10.7% and 10.2% of revenues in 2003.
     We currently operate in two business segments: products and services. In addition, product revenues are broken down into three business units, Wireless and OEM, Retail and Distribution and Internet & Direct Sales. Our Retail and Distribution sales represent the sales of Allume products to distributors, retail customers and individuals. Allume was acquired on July 1, 2005 (See Note 2 of Notes to Consolidated Financial Statements). Internet & Direct Sales unit includes legacy Smith Micro utility and fax software products as well as consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2005		2004		2003
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$13,954	$—	$11,424	$—	$4,711	$—
Retail & Distribution	4,886	—	—	—	—	—
Internet & Direct	797	621	970	922	1,580	925

Total Revenues	19,637	621	12,394	922	6,291	925
Cost of revenues	3,818	285	2,530	380	1,350	321

Gross Profit	$15,819	$336	$9,864	$542	$4,941	$604

     Products. Net revenues from sales of products were $19.6 million, $12.4 million and $6.3 million for 2005, 2004 and 2003, respectively, representing an increase of $7.2 million, or 58.4% from 2004 to 2005 and an increase of $6.1 million, or 97.0% from 2003 to 2004. Product revenues accounted for 96.9% of total revenues in 2005, 93.1% of total revenues in 2004 and 87.2% of total revenues in 2003. There are two key drivers to the increase in our product revenues from 2004 to 2005. Our core wireless business increased from $11.4 million to $13.9 million. The increase can be attributed to the continued success of the wireless broadband data rollouts by our carrier customers. The second key contributor was the addition of the Retail and Distribution business unit this year (Allume acquisition on July 1, 2005), which posted revenues of $4.9 million for 2005. Internet and Direct sales continue to decrease reflecting a continued change in focus for the business. The change in our product revenue from 2003 to 2004 is primarily due to the increase in our core wireless business, for which sales to Verizon were $7.2 million consisting of sales of QuickLink Mobile and QuickLink Mobile Phonebook. Internet & Direct Sales decreased, both in absolute dollars and as a percentage of our total revenues, reflecting a repositioning of our business from the retail fax and utility software business to the wireless communications business.
     We traditionally have relatively little backlog for our OEM products at any given time and we have not considered backlog to be a significant indicator of future performance. However, as our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates. Therefore, in 2004, we began tracking our quarterly backlog situation although the level of backlog is not necessarily indicative of trends in our business. As of December 31, 2005 however, we had a backlog of $4.0 million, comparing to $1.0 million at December 31, 2004 when we first began reporting backlog, resulting from orders placed late in the fourth quarter and not shipped. Since we generally do not produce software in advance of anticipated orders our revenues in any quarter are substantially dependent on orders booked in that quarter.
     Services. Consulting services revenues were $621,000, $922,000 and $925,000 in 2005, 2004 and 2003, respectively, representing a decrease of $301,000, or 32.7% from 2004 to 2005 and a decrease of $3,000, or 0.3% from 2003 to 2004. Services revenue accounted for 3.1% of total revenues in 2005, 6.9% of total revenues in 2004 and 12.8% of total revenues in 2003. The decrease in service revenue is due to the reduced focus on consulting services, which was announced in the first quarter of 2002, due to the decrease in demand for such services.
Cost of Revenues and Gross Margin
     Cost of Product Revenues. Cost of product revenues was $3.8 million, $2.5 million and $1.4 million in 2005, 2004 and 2003, respectively, representing an increase of $1.3 million, or 50.9%, from 2004 to 2005 and an increase of $1.1 million, or 87.4%, from 2003 to 2004. Gross margin as a percentage of net revenue was 79.7% for 2005 as compared to 78.1% for 2004 and 76.8% for 2003. Cost of Revenues for the current year includes $534,000 of amortization of intangibles associated with the acquisition of Allume which is not included in 2004 or 2003 expenses. Factoring out amortization of intangibles, gross margin for 2005 was 82.4%. The 4.3% pro-forma increase from the year earlier period is attributed to increased sales of higher margin PC card software product versus lower margin Mobile Office Kit products.

     Direct costs of revenues consist primarily of CD replication costs. We use a variety of providers located in China, Korea and the United States. We consider CD replication to be a commodity with little or no risk to supplier fluctuations. We also purchase proprietary cables from Motorola and generic OEM cables from a variety of suppliers.
     Cost of Service Revenues. Cost of service revenues was $285,000, $380,000 and $321,000 in 2005, 2004 and 2003, respectively, representing a decrease of $95,000, or 25.0% from 2004 to 2005 and an increase of $59,000, or 18.4% from 2003 to 2004. Cost of Service revenue as a percentage of Service revenues was 54.1% for 2005, 41.2% for 2004 and 34.7% in 2003. Cost of service revenues includes the cost of our consulting personnel and the cost of any outside consultants contracted to support our staff and vary by contract.
Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Years Ended December 31,
	2005		2004		2003
Operating expenses:
Selling and marketing	$3,410	16.8%	$1,519	11.4%	$1,666	23.1%
Research and development	3,963	19.6%	2,556	19.2%	2,506	34.7%
General and administrative	4,621	22.8%	2,868	21.5%	2,330	32.3%

Total operating expenses	$11,994	59.2%	$6,943	52.1%	$6,502	90.1%

     Selling and Marketing. Selling and marketing expenses were $3.4 million, $1.5 million and $1.7 million in 2005, 2004 and 2003, respectively, representing an increase of $1.9 million, or 124.5%, from 2004 to 2005 and a decrease of $147,000 or 8.8%, from 2003 to 2004. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. While most of the increases in selling and marketing expenses in 2005 were due to the Allume acquisition, we also had a slight increase in headcount and increases in costs related to product collateral concept and design. The decrease in costs from 2003 to 2004 is directly attributable to the elimination of channel marketing expenses of approximately $100,000 and the elimination of depreciation and other miscellaneous expenses of $95,000 relating to the San Diego sales office which was closed in 2003. These decreases were offset by an increase in salaries and related expenses of approximately $50,000 which relates to the reallocation of resources from other departments to sales and marketing. Advertising expenses were $223,000, $47,000 and $95,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Selling and marketing expenses were 16.8%, 11.4% and 23.1% of revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Increases in selling and marketing expenses as a percentage of revenues in 2005 were caused by the increase in costs as described above.
     Research and Development. Research and development expenses were $4.0 million, $2.6 million and $2.5 million in 2005, 2004 and 2003, respectively, representing increases of $1.4 million, or 55.0%, from 2004 to 2005 and $50,000, or 2.0%, from 2003 to 2004. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, multi-media, and compression software technologies. The increase in our research and development expenses in each year was primarily due to the development of new wireless products that were released during the periods, with an accompanying increase in headcount and a refocus of engineering resources from consulting projects to development. In 2005, the key driver to increased R&D expense was the acquisition of Allume Systems on July 1, 2005 and the associated engineering staff which is focused on new compression technology. Research and development expenses were 19.6%, 19.2% and 34.7% of revenues in the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in research and development expenses as a percentage of revenues from 2003 to 2004 is due to the significant increase in revenues during the period.
     General and Administrative. General and administrative expenses were $4.6 million, $2.9 million and $2.3 million in 2005, 2004 and 2003, respectively, representing increases of $1.8 million, or 61.1%, from 2004 to 2005 and $538,000, or 23.1%, from 2003 to 2004. The increase in General and Administrative costs from 2004 to 2005 was primarily due to the acquisition of Allume Systems on July 1, 2005 and the assumption of Allume G&A staff and certain integration costs. The increase in General and Administrative costs from 2003 to 2004 consists of increases in accounting, legal and consulting fees of approximately $120,000, travel expenses of approximately $65,000 and compensation and benefit costs of approximately $320,000. General and administrative expenses were 22.8%, 21.5% and 32.3% of revenues in the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in general and administrative expenses as a percentage of revenues from 2003 to 2004 is due to the increase in revenues, partially offset by the absolute dollar increase in expenses. Beginning in fiscal 2006, we will be adopting FAS 123R, which requires the expensing of stock options. Taking into account options issued and outstanding at December 31, 2005, we estimate that our 2006 stock compensation expense would be approximately $2.6 million. New option issuances or restricted stock grants made in fiscal 2006 would increase the estimate.
     Interest Income. Interest income was $667,000, $53,000 and $37,000 in 2005, 2004 and 2003, respectively, representing increases of $614,000, or 1,158.5% from 2004 to 2005 and $16,000, or 43.2% from 2003 to 2004. The differences in our interest income are directly related to the fluctuations in our cash balances during the periods and changing interest rates. We have not changed our investment strategy during the periods being reported, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this report.)
     Provision for Income Taxes. The provision for income taxes was $104,000, $71,000 and $3,000 in 2005, 2004 and 2003, respectively. The provision in 2005 and 2004 relates to alternative minimum tax liability. The provision in 2003 consists of minimum payments for state taxes. We have provided a valuation allowance on 100% of our deferred tax assets. We will continue to evaluate the recoverability of our deferred tax asset and the need for a valuation allowance against such asset. Factors that are considered in the evaluation of the recoverability of the deferred tax asset are continued profitability and our ability to meet our future forecasts. In general, any realization of our net deferred tax asset will reduce the effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, will result in a direct increase to stockholders’ equity.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through cash generated from operations and from net proceeds of $18.1 million generated by our initial public offering in 1995. On February 18, 2005, we entered into a Common Stock Purchase Agreement for the private placement of 3,500,000 shares of our common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 before deducting commissions and other expenses. Offering costs related to the transaction totaled $1,613,000, comprised of $1,344,000 in commissions and $269,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $20,786,000. The transaction closed simultaneously with the execution of the Purchase Agreement on February 18, 2005. C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement.
     Net cash provided by operations was $2.5 million in 2005 and $3.0 million in 2004. The primary source of operating cash in both periods was the net income and the increase in accounts payable and accrued liabilities, offset by the collection of accounts receivable.

     Cash flows used in investing activities were $11 million in 2005 and $102,000 in 2004. This included $10.9 million for the purchase of Allume in July, 2005 as well as $142,000 for other capital expenditures. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.
     We received $369,000 in cash from the exercise of employee stock options in 2005 compared to $2.0 million in 2004.
     At December 31, 2005, we had $21.2 million in cash and cash equivalents and $25.3 million of working capital. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
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
     As of December 31, 2005, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$1,934	$509	$1,025	$400	$—
Purchase Obligations	2,202	2,202

Total	$4,136	$2,711	$1,025	$400	$—

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established.
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
     Goodwill – We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2005. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.

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
Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS NO. 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial position, results of operations or cash flows.
     In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), an amendment to Accounting Principles Bulletin Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.
RISK FACTORS
     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of December 31, 2005, we had a backlog of approximately $4.0 million.
We depend upon a small number of customers for a significant portion of our revenues.
     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 57.1%, 68.4% and 27.0% of our net revenues in the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. Our three largest OEM customers accounted for 63.5%, 77.8% and 47.9% in the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.
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
     We recently acquired all the outstanding capital stock of Allume, Inc. (See Note 2 of Notes to Condensed Consolidated Financial Statements). We expect to continue to consider acquisitions of complementary companies, products or technologies. As part of any such acquisition, including that of Allume, Inc., we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.
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
     A total of 3,500,000 shares of our common stock were sold in a private placement in February 2005. The associated registration statement for such shares became effective on June 17, 2005 In addition, there are other large blocks of shares held by individual stockholders which are eligible for resale under Rule 144, including William W. Smith, Jr., our President and Chief Executive Officer, who held 3,522,115 shares at March 9, 2006, and Rhonda L. Smith who held 2,314,115 shares. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

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
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents. At December 31, 2005, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.
     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2005.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:
2005	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$2,030	$3,330	$6,896	$8,002
Gross Profit	1,685	2,785	5,731	5,954
Operating (Loss) Income	(228)	558	1,763	2,068
Net (Loss) Income	$(128)	$764	$1,877	$2,211

Net (Loss) Income Per Share, Basic	$(0.01)	$0.04	$0.09	$0.10

Weighted Average Shares Outstanding, Basic	19,665	21,584	22,016	22,106

Net (Loss) Income Per Share, Diluted	$(0.01)	$0.03	$0.08	$0.09

Weighted Average Shares Outstanding, Diluted	21,009	22,713	23,222	23,900

	Three Months Ended:
2004	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$2,488	$3,117	$3,556	$4,155
Gross Profit	1,798	2,385	2,883	3,340
Operating Income	94	644	1,085	1,640
Net Income	$103	$634	$1,077	$1,631

Net Income Per Share, Basic	$0.01	$0.04	$0.06	$0.09

Weighted Average Shares Outstanding, Basic	17,024	17,072	17,254	17,706

Net Income Per Share, Diluted	$0.01	$0.04	$0.06	$0.09

Weighted Average Shares Outstanding, Diluted	18,042	18,022	18,617	19,125

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

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth certain information regarding our executive officers as of February 15, 2005.

Name	Age	Position
William W. Smith, Jr.	58	Chairman of the Board, President and Chief Executive Officer

Andrew C. Schmidt	44	Chief Financial Officer

David P. Sperling	37	Vice President and Chief Technical Officer

Jonathan Kahn	48	Senior Vice President

William R. Wyand	58	Vice President, Wireless and OEM Sales

Christopher G. Lippincott	35	Vice President, Internet and Direct Sales
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
     Mr. Schmidt joined the Company in June 2005 and serves as the Company’s Chief Financial Officer. Prior to joining Smith Micro, Mr. Schmidt was the Chief Financial Officer of Genius Products, Inc., a publicly traded entertainment company from August 2004 to June 2005. From April 2003 to June 2004, he was Vice President (Finance) and acting Chief Accounting Officer of Peregrine Systems, Inc., a publicly held provider of enterprise level software then in Chapter 11 reorganization. From July 2000 to January 2003, he was Executive Vice President and Chief Financial Officer of Mad Catz Interactive, Inc., a publicly traded provider of console video game accessories. He holds a B.B.A. from the University of Texas and an M.S. in Accountancy from San Diego State University.
     Mr. Sperling joined us in April 1989 and has been our Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has three patents pending for various telephony and Internet technologies. Mr. Sperling earned a B.S. degree in Computer Science from the University of California, Irvine.
     Mr. Kahn joined the company with the acquisition of Allume Systems, Inc. in July 2005. Prior to the acquisition, Mr. Kahn was President of the company. Mr. Kahn was one of the co-founders of Aladdin Systems, Inc. which later became Allume Systems. Mr. Kahn was Chairman, President and Chief Executive Officer of Monterey Bay Tech, Inc (OTC BB:MBYI), a public company from 1999 to May 2005 until its merger with SecureLogic Inc. Mr. Kahn is a member of the Digital River Advisory Board and is a graduate of the University of Rhode Island with a B.A. in Economics.
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
Audit Committee; Audit Committee Financial Expert
     Our Board of Directors has a standing Audit Committee. The members of the Audit Committee are Messrs. Campbell, Gulko and Szabo. Our Board has determined that Mr. Gulko, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires certain of the company’s executive officers, as well as its directors and persons who own more than then percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting person, the Company believes that during the last fiscal year all executive officers and directors complied with their filing requirements under Section 16(a) for all reportable transactions during the year.
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
Item 11. EXECUTIVE COMPENSATION
     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement is hereby incorporated by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The section titled “Ownership of Securities” appearing in our Proxy Statement is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan
     The following table provides information as of December 31, 2005 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

	Number of Shares to
	be Issued Upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plan Approved by Shareholders (1)	3,856	$3.57	2,764
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	3,856	$3.57	2,764

(1) The number of shares to be issued upson exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The section titled “Related Party Transactions” appearing in our Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005	S-1
     (3) Exhibits

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Filed Herewith

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s

Exhibit
No.	Title	Method of Filing
Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Appendix A attached to the Definitive Proxy Statement for the 2005 Annual Meeting as filed June 10, 2005.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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
SMITH MICRO SOFTWARE, INC.

Date: March 31, 2006	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2006	By:	/s/ Andrew C. Schmidt

Andrew C. Schmidt, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 31, 2006

/s/ Samuel Gulko Samuel Gulko	Director	March 31, 2006

/s/ Ted Hoffman Ted Hoffman	Director	March 31, 2006

/s/ William C. Keiper William C. Keiper	Director	March 31, 2006

/s/ Gregory J. Szabo Gregory J. Szabo	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
  Smith Micro Software, Inc.:
We have audited the accompanying consolidated balance sheet of Smith Micro Software, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for each of the two years in the period ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2004.
DELOITTE & TOUCHE LLP
Costa Mesa, California
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     Smith Micro Software, Inc.:
We have audited the accompanying consolidated balance sheet of Smith Micro Software, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
February 20, 2006

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(In thousands, except share and per share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,215	$8,634
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $439 (2005) and $137 (2004)	6,786	2,024
Income tax receivable	—	35
Inventories, net	530	47
Prepaid expenses and other current assets	556	203

Total current assets	29,087	10,943

EQUIPMENT AND IMPROVEMENTS, net	241	113
INTANGIBLE ASSETS, net	4,093	—
GOODWILL	9,288	1,715
OTHER ASSETS, net	7	57

	$42,716	$12,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,383	$939
Accrued liabilities	1,376	790

Total current liabilities	3,759	1,729

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 22,147,000 and 18,011,000 shares issued and outstanding	22	18
Additional paid-in capital	50,880	27,750
Accumulated deficit	(11,945)	(16,669)

Net stockholders’ equity	38,957	11,099

	$42,716	$12,828

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
NET REVENUES:
Products	$19,637	$12,394	$6,291
Services	621	922	925

Total Net Revenues	20,258	13,316	7,216
COST OF REVENUES:
Products	3,818	2,530	1,350
Services	285	380	321

Total Cost of Revenues	4,103	2,910	1,671

GROSS PROFIT	16,155	10,406	5,545

OPERATING EXPENSES:
Selling and marketing	3,410	1,519	1,666
Research and development	3,963	2,556	2,506
General and administrative	4,621	2,868	2,330

Total operating expenses	11,994	6,943	6,502

OPERATING INCOME (LOSS)	4,161	3,463	(957)
INTEREST INCOME	667	53	37

INCOME (LOSS) BEFORE INCOME TAXES	4,828	3,516	(920)

INCOME TAX EXPENSE	104	71	3

NET INCOME (LOSS)	$4,724	$3,445	$(923)

NET INCOME (LOSS) PER SHARE, basic	$0.22	$0.20	$(0.06)

WEIGHTED AVG SHARES OUTSTANDING, basic	21,351	17,267	16,511

NET INCOME (LOSS) PER SHARE, fully diluted	$0.21	$0.19	$(0.06)

WEIGHTED AVG SHARES OUTSTANDING, fully diluted	22,806	18,412	16,511

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2002	16,227	$16	$24,787	$(19,191)	$5,612
Exercise of common stock options	808	1	913		914
Repurchase and retirement of common stock	(24)		(13)		(13)

Net loss				(923)	(923)

BALANCE, December 31, 2003	17,011	17	25,687	(20,114)	5,590
Exercise of common stock options	1,000	1	1,995		1,996
Tax benefit related to the exercise of stock options			68		68

Net income				3,445	3,445

BALANCE, December 31, 2004	18,011	18	27,750	(16,669)	11,099
Issuance of common stock in private placement	3,500	4	20,782		20,786
Issuance of common stock in Allume acquisition	398		1,858		1,858
Exercise of common stock options	238		369		369
Tax benefit related to the exercise of stock options			20		20
Non cash compensation recognized on stock options			101		101

Net income				4,724	4,724

BALANCE, December 31, 2005	22,147	$22	$50,880	$(11,945)	$38,957

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
(In thousands)

	Years ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,724	$3,445	$(923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	901	146	410
Provision for doubtful accounts and other adjustments to accounts receivable	573	112	132
Tax benefit related to the exercise of stock options	20	68	—
Non cash option expense	101	—	—
Change in operating accounts:
Accounts receivable	(4,513)	(1,395)	(240)
Income tax receivable	35	(35)	—
Inventories	(246)	(25)	23
Prepaid expenses and other assets	(109)	(30)	(12)
Accounts payable and accrued liabilities	978	732	(157)

Net cash provided by (used in) operating activities	2,464	3,018	(767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Allume Systems, Inc.	(10,896)	—	—
Capital expenditures	(142)	(102)	(39)

Net cash used in investing activities	(11,038)	(102)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	20,786	1,996	914
Proceeds from exercise of stock options	369	—	—
Cash used in repurchase of common stock	—	—	(13)

Net cash provided by financing activities	21,155	1,996	901

NET CHANGE IN CASH & CASH EQUIVALENTS	12,581	4,912	95

CASH AND CASH EQUIVALENTS, beginning of year	8,634	3,722	3,627

CASH AND CASH EQUIVALENTS, end of year	$21,215	$8,634	$3,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the year for income taxes	$42	$38	$3

See notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
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

Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are primarily held in one financial institution and are uninsured except for minimum FDIC coverage. As of December 31, 2005 and December 31, 2004, balances totaling approximately $21.4 million and $8.5 million, respectively, were uninsured. All have original maturity dates of three months or less.

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
IN THE PERIOD ENDED DECEMBER 31, 2005
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

Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2005.

Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, the Company is no longer required to amortize goodwill. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that it did not have any impairment of goodwill at December 31, 2005.

Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate its software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors are made on a consignment basis. Revenue for consignment sales is not recognized until sell through to the final customer has occurred.

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

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2005, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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

Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $223,000, $47,000 and $95,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The federal and state current provision relates to alternative minimum tax liability.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 to 48 months following grant date; stock volatility, 85%, 127% and 125% for grants issued in 2005, 2004 and 2003, respectively; risk-free interest rates of 3.98%, 3.47% and 2.63% for 2005, 2004 and 2003, respectively; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach, and forfeitures or cancellations are recognized as they occur. If the computed fair values of the 2005, 2004 and 2003 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005

	Year Ended December 31,
	2005	2004	2003
(in thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$4,724	$3,445	$(923)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,582)	(308)	(286)

Pro forma net income (loss)	$3,142	$3,137	$(1,209)

Income (loss) per Common Share
As reported, Basic	$0.22	$0.20	$(0.06)
As reported, Diluted	$0.21	$0.19	$(0.06)
Pro forma, Basic	$0.15	$0.18	$(0.07)
Pro forma, Diluted	$0.14	$0.17	$(0.07)
Beginning in fiscal 2006, we will be adopting FAS 123R, which requires the expensing of stock options. Taking into account options issued and outstanding at December 31, 2005, we estimate that our 2006 stock compensation expense would be approximately $2.6 million. New option issuances or restricted stock grants made in fiscal 2006 would increase the estimate.
Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings (loss) per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares include stock options using the treasury stock method. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Potential common shares of 955,000 have been excluded from diluted weighted average common shares for the year ended December 31, 2003.
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
IN THE PERIOD ENDED DECEMBER 31, 2005
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
Comprehensive Income(Loss) - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2005, 2004 and 2003, there was no difference between net income (loss) and comprehensive income (loss).
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.
New Accounting Pronouncements - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believe that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), an amendment to Accounting Principles Bulletin Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of this new standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company will determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.
2. ACQUISITION OF ALLUME INC.
On July 1, 2005, the Company acquired 100% of the issued and outstanding capital stock of Allume, Inc. from International Microcomputer Software, Inc. (IMSI) for $10.6 million in cash and 397,547 restricted shares of its common stock. Allume, Inc. is a leading developer of compression software solutions for JPEG, MPEG and MP3 platforms. A portion of the purchase price, including $1,250,000 cash and shares of common stock having a market value of $750,000 were deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. The aggregate purchase price was approximately $12.8 million, which includes $10.6 million cash paid, the 397,547 shares issued, which have been valued using the average closing market price of the Company’s common stock over the two-day period before and after the sale was announced, and $316,000 of direct acquisition costs. The direct acquisition costs incurred to date include $116,000 for legal and professional services, as well as a transaction fee of $200,000.
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
The total purchase price is summarized as follows (in thousands):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005

Cash consideration	$10,626
Common stock	1,858
Acquisition related costs	316

Total purchase price	$12,800

The purchase price is contingent upon a final calculation of Allume’s net assets. If the final net asset calculation is less than the minimum amount specified in the purchase agreement, the purchase price will be adjusted downward accordingly. Any such adjustment will be recorded as an adjustment to the cost of Allume Systems, Inc. and reflected in the final purchase price allocation.
The Company’s preliminary allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$46
Accounts Receivable, net	822
Inventories, net	237
Property & Equipment	67
Other Assets	244
Intangible Assets	4,863
Goodwill	7,573

Total Assets	13,852

Liabilities:
Accounts Payable	659
Accrued Liabilities	393

Total Liabilities	1,052

Total purchase price	$12,800

Unaudited pro forma consolidated results of operations for the years ended December 31, 2005 and 2004 as if the acquisition had occurred as of January 1, 2004 are as follows (in thousands, except per share data):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	Historical	Proforma	Historical	Proforma
Net Revenues	$20,258	$24,647	$13,316	$22,902

Net Income	$4,724	$4,288	$3,445	$2,810

Net Income per share, basic	$0.22	$0.20	$0.20	$0.16

Net Income per share, diluted	$0.21	$0.19	$0.19	$0.15

Weighted average shares outstanding, basic	21,351	21,549	17,267	17,665

Weighted average shares outstanding, diluted	22,806	23,004	18,412	18,810

Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $$1.5 million and $608,000 for the proforma periods ending December 31, 2004 and 2005, respectively .
3. EQUIPMENT AND IMPROVEMENTS
Equipment and improvements consist of the following (in thousands):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005

	December 31,
	2005	2004
Machinery and equipment	$906	$745
Leasehold improvements	362	315
Office furniture and fixtures	72	107

	1,340	1,167

Less accumulated depreciation and amortization	(1,099)	(1,054)

	$241	$113

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the acquired intangible assets by major asset class:

	Useful	December 31, 2005			December 31, 2004
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,260)	$—	$2,260	$(2,260)	$—

Capitalized Software	5	2,649	(534)	2,115	—	—	—

Distribution Rights	5	482	(76)	406	—	—	—

Customer Lists	5	923	(92)	831	—	—	—

Trademarks	10	809	(68)	741	—	—	—

Totals		$7,123	$(3,030)	$4,093	$2,260	$(2,260)	$—

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
Aggregate amortization expense on intangible assets was approximately $770,000, $40,000 and $184,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Expected future amortization expense is as follows: $1,378,000 for the year 2006, $1,074,000 for the year 2007, $743,000 for the year 2008, $449,000 for the year 2009 and $449,000 thereafter.
The carrying amount of the Company’s goodwill was $9,288,000 as of December 31, 2005 and $1,715,000 as of December 31, 2004. The Company’s reporting units are equivalent to its operating segments. At December 31, 2005 and 2004, the amount of goodwill allocated to the products segment is $8,953,000 and $1,380,000, respectively and the amount of goodwill allocated to the services segment is $335,000.
5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Salaries and benefits	$1,055	$783
Royalties	180	1
Marketing expenses and rebates	103	—
Other	38	6

	$1,376	$790

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
6. INCOME TAXES
A summary of the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$100	$68	$—
State	4	3	3

	104	71	3

Deferred:
Federal	1,286	1,025	(324)
State	(197)	427	(22)
Change in valuation allowance	(1,089)	(1,452)	346

	0	0	0

	$104	$71	$3

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate (35%) to the income (loss) before income taxes is as follows:

	December 31,
	2005	2004	2003
Federal statutory rate	35%	35%	(35)%
State tax, net of federal benefit	3	—	—
Nondeductible expense related to acquired intangibles	—	—	(2)
Other	(1)	(1)	2
Change in valuation allowance	(35)	(32)	35

	2%	2%	0%

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Various reserves	$107	$91
Nondeductible accruals	204	112
State taxes	(587)	(523)
Prepaid expenses	(99)	(71)
Credit carryforwards	1,687	1,320
Net operating loss carryforwards	6,118	7,652
Fixed Assets	48	36
Amortization	265	258
Other	43	0

Subtotal	7,786	8,875
Valuation allowance	(7,786)	(8,875)

	$0	$0

The Company has federal and state net operating loss carryforwards of approximately $14,896,000 and $12,034,000, respectively, at December 31, 2005. These federal and state net operating loss carryforwards will expire in 2006 through 2025. In addition, the Company has federal and state tax credit carryforwards of approximately $1,128,000 and $559,000, respectively, at December 31, 2005. These tax credits will begin to expire in 2010.
As of December 31, 2005 and 2004 a valuation allowance of approximately $7,786,000 and $8,875,000 respectively, has been provided based on the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences. For the years ended December 31, 2005 and 2004, the net change in the valuation allowance was a decrease of $1,089,000 and $1,452,000, respectively.
As of December 31, 2005, a valuation allowance of approximately $7,786,000 has been provided based upon the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of these temporary differences.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
The increases in the valuation allowance for 2005 and 2004 includes $401,000 and $1,710,000, respectively, related to the increases in the Company’s Net Operating Loss Carryforwards as a result of tax deductions derived from the exercise of stock options. Cumulatively, as of December 31, 2005, approximately $3,752,000 of the valuation allowance was attributable to such potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.
7. COMMITMENTS AND CONTINGENCIES
Leases - The Company has non-cancelable operating leases for its building facilities in Aliso Viejo, California and Watsonville, California, which expire in May 2009 and September 2010, respectively. The Company also leases space for its facility in Lee’s Summit, Missouri on a month to month basis. Future minimum rental commitments consist of the following (in thousands):

Year ending December 31:
2006	$509
2007	512
2008	514
2009	295
2010	104

Total	$1,934

Total rent expense was $492,000, $480,000 and $590,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
IN THE PERIOD ENDED DECEMBER 31, 2005
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
8. SEGMENT INFORMATION
The Company currently operates in two business segments: products and services. In addition, revenues are classified into three markets, Wireless and OEM sales, Retail and Distribution sales, and Internet and Direct sales. Our Internet market includes Internet based software products as well as consulting, fulfillment and hosting revenue.
The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.
The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2005		2004		2003
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$13,954	$—	$11,424	$—	$4,711	$—
Retail & Distribution	4,886	—	—	—	—	—
Internet & Direct	797	621	970	922	1,580	925

Total Revenues	19,637	621	12,394	922	6,291	925
Cost of revenues	3,818	285	2,530	380	1,350	321

Gross Profit	$15,819	$336	$9,864	$542	$4,941	$604

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included one OEM customer at 57.1% in 2005, one OEM customer

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
at 68.4% of revenues in 2004 and three OEM customers at 27.0%, 10.7% and 10.2% of revenues in 2003. Accounts receivable from these customers were $4.6 million at December 31, 2005, $1.7 million at December 31, 2004 and $477,000, $55,000 and $0 at December 31, 2003. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
9. PROFIT SHARING
The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $65,000, $54,000 and $45,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
10. STOCK-BASED COMPENSATION
On July 28, 2005, the Shareholders approved the 2005 Stock Option / Stock Issuance Plan. The Plan, which became effective the same date, replaced the 1995 Stock Option / Stock Issuance Plan which expired on May 24, 2005. All outstanding options under the 1995 Plan will remain outstanding, but no further grants will be made under that Plan. The maximum number of shares of the Company’s Common Stock available for issuance over the term of the 2005 Plan may not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of Common Stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares). Under the terms of the Plan, incentive and nonqualified options may be granted at an exercise price not less than the fair market value on the grant date, with terms of up to 10 years, and with vesting to be determined by the Board of Directors.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
Stock option activity under the Plan is as follows:

		Weighted
		average
	Number	exercise
	of options	price
OUTSTANDING, December 31, 2002 (1,535,000 options, exercisable at weighted average exercise price of $2.15)	2,765,000	$1.46
Granted (weighted average fair value of $2.22)	38,000	$2.46
Exercised	(808,000)	$1.13
Canceled	(84,000)	$1.43

OUTSTANDING, December 31, 2003 (1,140,000 options, exercisable at weighted average exercise price of $2.43)	1,911,000	$1.62
Granted (weighted average fair value of $1.70)	922,000	$1.95
Exercised	(1,000,000)	$2.00
Canceled	(34,000)	$1.74

OUTSTANDING, December 31, 2004 (479,000 options, exercisable at weighted average exercise price of $2.12)	1,799,000	$1.58
Granted (weighted average fair value of $2.75)	2,371,000	$4.94
Exercised	(238,000)	$1.55
Canceled	(76,000)	$5.22

OUTSTANDING, December 31, 2005 (898,000 options, exercisable at weighted average exercise price of $1.85)	3,856,000	$3.57

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
Additional information regarding options outstanding as of December 31, 2005 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24-$ 0.50	433,000	6.9	$0.24	245,000	$0.24
$0.51-$ 1.00	123,000	6.3	$0.93	121,000	$0.94
$1.01-$ 2.00	881,000	8.2	$1.84	315,000	$1.73
$2.01-$ 4.00	159,000	8.7	$3.62	155,000	$3.65
$4.01-$ 5.00	2,160,000	9.6	$4.95	36,000	$4.95
$5.01-$14.00	100,000	8.4	$6.78	26,000	$7.44

	3,856,000	8.8	$3.57	898,000	$1.85

At December 31, 2005, 2,764,000 shares were available for future grants under the Stock Option Plan.
11. RELATED PARTY TRANSACTIONS
In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. A member of the Company’s Board of Directors was a principal beneficial owner of Arrange Technology LLC, however, that relationship terminated in 2005. $118,000 and $19,000 was expensed under the terms of the agreement in the years ended December 31, 2005 and 2004, respectively.
In conjunction with the severance agreement, entered into in June 2005, with Robert Scheussler, the former CFO, the Company recognized approximately $230,000 in severance related costs which is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2005. As per the agreement, Mr. Scheussler will continue to provide services to the Company as a consultant and, under the terms of the Company’s Stock Option Plan, will continue to vest in his existing, unvested option grants (which were not modified) totaling 108,333 options. The unvested portion of these option grants were valued by the Company at approximately

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
$424,000 on July 1, 2005, utilizing the Black Scholes option pricing model. The Company expensed approximately $101,000 in the year ended December 31, 2005 with respect to Mr. Scheussler’s employee stock option agreements.
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
12. EQUITY TRANSACTIONS
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
On July 28, 2005, the Shareholders approved a proposal to amend the Amended and restated Certificate of Incorporation to increase the number of authorized Common Shares from 30,000,000 to 50,000,000. Increasing the number of authorized shares of Common Stock is expected to provide the Company with additional capital resources to finance the long-term growth of the Company and with sufficient shares of Common Stock for stock splits. The additional shares of Common Stock could be issued for acquisitions and in public or private offerings, the proceeds of which could be used to finance the Company’s growth through increased working capital, expansion of existing businesses and other corporate purposes.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2005	$137	$573	$(271)	$439
2004	33	112	(8)	137
2003	565	132	(664)	33

(1)	Other adjustments relate principally to sales returns.

S-1

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Filed Herewith

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the

Exhibit
No.	Title	Method of Filing
Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Appendix A attached to the Definitive Proxy Statement for the 2005 Annual Meeting as filed June 10, 2005.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.