Form 10-Q
period 2006-03-31
SMITH MICRO SOFTWARE INC
filed 2006-05-15
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2006

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     As of May 4, 2006 there were 23,776,264 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

     PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	March 31,	December 31,
	2006	2005(A)
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$26,011	$21,215
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $438 (2006) and $439 (2005)	5,324	6,786
Inventories, net	1,368	530
Prepaid expenses and other current assets	456	556

Total current assets	33,159	29,087

Equipment and Improvements, net	340	241
Goodwill	9,288	9,288
Intangible Assets, net	3,708	4,093
Other Assets	2	7

	$46,497	$42,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,274	$2,383
Accrued liabilities	1,524	1,376

Total current liabilities	3,798	3,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 22,646,000 and 22,147,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	23	22
Additional paid-in capital	52,809	50,880
Accumulated deficit	(10,133)	(11,945)

Net stockholders’ equity	42,699	38,957

	$46,497	$42,716

(A) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2005
SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	31-Mar
	2006	2005
NET REVENUES
Products	$9,710	$1,859
Services	175	171

Total Net Revenues	9,885	2,030

COST OF REVENUES
Products	3,229	270
Services	70	75

Total Cost of Revenues	3,299	345

GROSS PROFIT	6,586	1,685

OPERATING EXPENSES:
Selling and marketing	1,873	440
Research and development	1,677	697
General and administrative	1,409	776

Total operating expenses	4,959	1,913

OPERATING INCOME (LOSS)	1,627	(228)

INTEREST INCOME	224	100

INCOME (LOSS) BEFORE INCOME TAXES	1,851	(128)

INCOME TAX EXPENSE	39

NET INCOME (LOSS)	$1,812	$(128)

NET INCOME (LOSS) PER SHARE, basic	$0.08	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	22,303	19,665

NET INCOME (LOSS) PER SHARE, diluted	$0.07	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	24,284	19,665

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2005	22,147	$22	$50,880	$(11,945)	$38,957

Exercise of common stock options	359	1	1,217	—	1,218

Non cash compensation recognized on stock options	—	—	642	—	642

Non cash compensation recognized on Restricted Stock	140	—	70	—	70

Net income	—	—	—	1,812	1,812

BALANCE, March 31, 2006	22,646	$23	$52,809	$(10,133)	$42,699

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,812	$(128)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	473	(7)
Provision for doubtful accounts and other adjustments to accounts receivable	145	—
Provision for slow moving inventory	10	—
Non cash compensation related to stock options & restricted stock	712	—
Change in operating accounts, net of effect from acquisition:
Accounts receivable	1,317	291
Inventories	(848)	15
Prepaid expenses and other assets	55	49
Accounts payable and accrued liabilities	39	(263)

Net cash provided by (used in) operating activities	3,715	(43)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(137)	(11)

Net cash used in investing activities	(137)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	—	20,805
Cash received from exercise of stock options	1,218	131

Net cash provided by financing activities	1,218	20,936

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,796	20,882

CASH AND CASH EQUIVALENTS, beginning of period	21,215	8,634

CASH AND CASH EQUIVALENTS, end of period	$26,011	$29,516

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Three Months Ended
	March 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	2006	2005
Cash Paid for income taxes	$46	$—

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
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. (see Note 3). Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. Allume’s flagship product is StuffIt® Deluxe. StuffIt Wireless, a new and advanced technology that is patent pending by Allume Systems, will compress an already compressed JPEG file by up to 30% more without loosing any of the picture quality. This technology is particularly important to mobile phone manufactures who now can store up to 30% more images and carriers who are interested in the reduction of utilized bandwidth. Other award winning products include icSpyware Suite® and Internet Cleanup® which targets spyware and phishing intrusions, and Spring Cleaning® which cleans and optimizes computer operating systems.
     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2006, the consolidated results of its operations for the three months ended March 31, 2006 and 2005 and its consolidated cash flows for the three month periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.
     Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of March 31, 2006 and December 31, 2005, balances totaling approximately $26.1 and $21.4 million, respectively, were uninsured. All have original maturity dates of three months or less.
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

     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2006.
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
     The carrying amount of the Company’s goodwill was approximately $9,288,000 as of March 31, 2006 and December 31, 2005. The Company’s reporting units are equivalent to its operating segments. At March 31, 2006 and December 31, 2005 the amount of goodwill allocated to the products segment is $8,953,000 and the amount of goodwill allocated to the services segment is $335,000.
     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class:

	Useful	March 31, 2006			December 31, 2005
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	(2,260)	—	$2,260	(2,260)	—

Capitalized Software	5	2,649	(801)	1,848	2,649	(534)	2,115

Distribution Rights	5	482	(114)	368	482	(76)	406

Customer Lists	5	923	(138)	785	923	(92)	831

Trademarks	10	809	(102)	707	809	(68)	741

Totals		$7,123	$(3,415)	$3,708	$7,123	$(3,030)	$4,093

     Aggregate amortization expense on intangible assets was approximately $385,000 for the three months ended March 31, 2006. Expected future amortization expense is as follows: $1,378,000 for the year 2006, $1,074,000 for the year 2007, $743,000 for the year 2008, $449,000 for the year 2009 and $449,000 thereafter. Amortization expense is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists.

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
     Sales Incentives — Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. These costs have historically been less than 10% of our revenues.
     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2006, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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
     Net Income (Loss) per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,981,000 for the three months ended March 31, 2006. Potential common shares of 1,344,000 have been excluded from diluted weighted average common shares for the three months ended March 31, 2005, as the effect would be antidilutive.
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
     Segment Information — The Company currently operates in two business segments: products and services. In addition, revenues are broken down into three units, Wireless and OEM Sales, and Consumer Sales and Enterprise Sales. The Company’s Enterprise Sales unit includes Enterprise software products as well as consulting, fulfillment and hosting revenue.
     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.
     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended March 31,
	2006		2005
	(in thousands)
	Products	Services	Products	Services
Wireless & OEM Revenues	$7,122	$—	$1,660	$—
Consumer Revenues	2,469	—	181	—
Enterprise Revenues	119	175	18	171

Total Revenues	9,710	175	1,859	171
Cost of Revenues	3,229	70	270	75

Gross Profit	$6,481	$105	$1,589	$96

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended March 31, 2006 and 2005, respectively, included one OEM customer at 71.0% in 2006 and one OEM customer at 55.1% in 2005.
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
     Comprehensive Income (Loss) — Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended March 31, 2006 and 2005, there was no difference between net income (loss), as reported, and comprehensive income (loss).

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
3. ACQUISITION OF ALLUME INC.
     On July 1, 2005, the Company acquired 100% of the issued and outstanding capital stock of Allume, Inc. from International Microcomputer Software, Inc. (IMSI) for $10.6 million in cash and 397,547 restricted shares of its common stock. Allume, Inc. is a leading developer of compression software solutions for JPEG, MPEG and MP3 platforms. A portion of the purchase price, including $1,250,000 cash and shares of common stock having a market value of $750,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. The aggregate purchase price was approximately $12.8 million, which includes $10.6 million cash paid, the 397,547 shares issued which have been valued using the average closing market price of the Company’s common stock over the two-day period before and after the sale was announced and $316,000 of direct acquisition costs. The direct acquisition costs incurred to date include $116,000 for legal and professional services, as well as a transaction fee of $200,000.
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

     Unaudited pro forma consolidated results of operations for the three months ended March 31, 2005 as if the acquisition had occurred January 1, 2005 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2005
	Historical	Proforma
Net Revenues	$2,030	$4,571

Net (Loss) Income	$(128)	$77

Net (Loss) Income per share, basic	$(0.01)	$—

Net (Loss) Income per share, diluted	$(0.01)	$—

Weighted average shares outstanding, basic	19,665	20,063

Weighted average shares outstanding, diluted	19,665	21,407

     Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $385,000 for the three month pro forma period ended March 31, 2005.
4. STOCK BASED COMPENSATION.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

     The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and restricted stock grants was $712,000 for the three months ended March 31, 2006, and was recorded in the financial statements as follows (in thousands):

Cost of Goods Sold	$6
Selling and Marketing	231
Research and Development	251
General and Administrative	224

Total Stock Compensation Expense	$712

     On March 8, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition 90,000 shares of Restricted Stock, with a total value $792,000, were granted to key officers of the Company. This cost will be amortized over 24 months.
     During the three months ended March 31, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. In addition, there was no compensation expense for restricted stock grants as the Company had not issued any restricted stock. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows (in thousands):

Three Months Ended
March 31, 2005
Net loss, as reported	$(128)
Less: total stock based compensation	(89)

Net loss, as adjusted	$(217)

Income per common share
Basic and diluted, as reported	$(0.01)
Basic and diluted, pro forma	$(0.01)
     The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 to 48 months following the grant date; stock volatility, 87.5% and 124% for grants issued in 2006 and 2005, respectively; risk-free interest rates of 4.5% and 3.6% in the three months March 31, 2006 and 2005, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based partially on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.
	# of Shares	Exercise Price
Outstanding as of December 31, 2005	3,856,000	$3.57
Granted	57,000	7.95
Exercised	(359,000)	3.39
Cancelled	(21,000)	4.83

Outstanding as of March 31, 2006	3,533,000	3.65

Additional information regarding options outstanding as of March 31, 2006 is as follows:

		Options outstanding		Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price
$0.24 - $ 0.50	366,000	6.7	$0.24	232,000	$0.24
$0.51 - $ 1.00	122,000	6.1	$0.93	120,000	$0.93
$1.01 - $ 2.00	819,000	8.0	$1.83	307,000	$1.74
$2.01 - $ 4.00	103,000	8.3	$3.63	100,000	$3.67
$4.01 - $ 5.00	1,978,000	9.3	$4.95	172,000	$4.94
$5.01 - $14.00	145,000	9.5	$7.20	16,000	$7.55

	3,533,000	8.6	$3.65	947,000	$2.15

At March 31, 2006, 2,588,000 shares were available for future grants under the Stock Issuance / Stock Option Plan.
5: SUBSEQUENT EVENTS
     Acquisition of Photags, Inc.
     On April 3, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Tag Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Tag Acquisition Corporation II, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”), PhoTags, Inc., a Delaware corporation (“PhoTags”), Harry Fox, as Stockholders’ Agent, and certain stockholders of PhoTags, that provides for, among other things, the merger of Merger Sub with and into PhoTags and, immediately upon the completion thereof, the merger of PhoTags with and into Merger Sub II pursuant to which PhoTags became a wholly owned subsidiary of the Company (the “Merger”).
     In connection with the Merger, the Company acquired the underlying technology of PhoTags, Inc. which includes patented jpeg enhancements. As a result, the Company will assume $2,000,000 in liabilities of PhoTags and issue 384,897 shares of the Company’s common stock with an aggregate fair market value of $4,714,988 (based on a closing share price on the closing date, April 5, 2006, of $12.25) as consideration for the purchase of all of the outstanding shares of PhoTags. In addition, the Company agreed to pay an earn-out payment of up to an additional $3,500,000 in either cash or the Company’s common stock, at the Company’s sole election, if the PhoTags business line achieves certain milestones over a 15-month period beginning April 1, 2006. The Company estimates that $125,000 in direct costs (legal and professional services) were incurred to close the transaction.

     As part of the transaction, CDI, a company organized under the laws of the State of Israel and a related party of PhoTags (“CDI”), agreed to grant the Company an option to acquire CDI for a period of ten (10) years following the effective time of the Merger at a purchase price of $3,000.
     The Merger is intended to constitute a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is subject to the requisite approval of PhoTags’ stockholders and receipt of certain third-party consents to assignments of PhoTags’ customer contracts.
     As part of the transaction, the Company has agreed to file a registration statement with the Securities and Exchange Commission as soon as reasonably practicable but no later than ninety (90) days after date of the Merger Agreement covering the resale of the shares of the Company’s common stock issued to the stockholders of PhoTags.
     A copy of the Merger Agreement has been filed under form 8-K with the Securities Exchange Commission.
     Restricted Stock Grant.
     On April 20, 2006 a total of 310,000 shares of Restricted Stock, with a total value of $3.5 million, were granted to key employees of the Company. This cost will be amortized over 24 months.
6. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to integrate Allume and PhoTags into our business model;

•	our depressed market capitalization; and

•	those additional factors which are listed under the section “Risk Factors” beginning on page 23.
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

     During 2006, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margin dollars and operating cash flow. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended
	March 31,
	2006	2005
Net Revenues:
Products	98.2%	91.6%
Services	1.8%	8.4%

Total net revenues	100.0%	100.0%

Cost of revenues:
Products	32.7%	13.3%
Services	0.7%	3.7%

Total cost of revenues	33.4%	17.0%

Gross profit	66.6%	83.0%
Operating expenses:
Selling and marketing	18.9%	21.7%
Research and development	17.0%	34.3%
General and administrative	14.3%	38.2%

Total operating expenses	50.2%	94.2%

Operating income (loss)	16.4%	-11.2%
Interest income	2.3%	4.9%

Income (loss) before income taxes	18.7%	-6.3%
Income tax expense	0.4%	0.0%

Net income (loss)	18.3%	-6.3%

Three Months Ended March 31, 2006 and 2005
Revenues
     Total net revenues were $9.9 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $7.9 million, or 387.0% from 2005 to 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended March 31, 2006 and 2005, consisted of Verizon at 71.0% and 55.1% respectively. If our sales to this customer are reduced, it could have a material negative effect on our results of operations. The current period results include approximately $2.4 million of net revenue attributable to the Allume acquisition.
     We currently operate in two business segments: products and services. In addition, revenues are broken down into three business units, Wireless and OEM, Consumer and Enterprise. Our Enterprise unit sales include software products as well as consulting, fulfillment and hosting.

     The following table shows the net revenues and cost of revenues generated by each segment (in thousands):

	Three Months Ended March 31,
	2006		2005
	Products	Services	Products	Services
Wireless & OEM	$7,122	$—	$1,660	$—
Consumer	2,469	—	181	—
Enterprise	119	175	18	171

Total Net Revenues	9,710	175	1,859	171
Cost of Revenues	3,229	70	270	75

Gross Profit	$6,481	$105	$1,589	$96

     Products. Net product revenues were $9.7 million and $1.9 million in the three months ended March 31, 2006 and 2005, respectively, representing an increase of $7.9 million, or 422.3%, from 2005 to 2006. Wireless and OEM sales increased $5.5 million, or 329.0%, as a result of the continued success of the EVDO rollout by our carrier customers and the success of our Music Essentials Kit product, which was launched in fourth quarter of 2005. Consumer sales primarily represent the sales of Allume products to distributors, retail customers and individuals. Allume was acquired on July 1, 2005 (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements). Enterprise sales increased $101,000 or 561.1% as a result of the addition of Allume’s site license and enterprise sales of its Stuffit product line. Product revenues accounted for 98.2% of total revenues in the three months ended March 31, 2006 compared with 91.6% of total revenues in the comparable period of 2005.
     Services. Service revenues were $175,000 and $171,000 in the three months ended March 31, 2006 and 2005, respectively, with an increase of $4,000 or 2.3%, from 2005 to 2006. Service revenues accounted for 1.8% of total revenues in the three months ended March 31, 2006 compared with 8.4% of total revenues in the comparable period of 2005.
Cost of Revenues and Gross Margin
     Cost of Product Revenues. Cost of product revenues were $3.2 million and $270,000 in the three months ended March 31, 2006 and 2005, respectively, representing an increase of $3.0 million, or 1095.9%, from 2005 to 2006. Cost of product revenue as a percentage of product revenues was 33.2% and 14.5% for 2005 and 2006, respectively. Product gross margin as a percentage of product revenue was 66.8% as compared to 85.5% for the year earlier period. Cost of Revenues for the current period includes $267,000 of amortization of intangibles associated with the acquisition of Allume and $6,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out said amortization of intangibles and compensation expense, product gross margin for the three month period ending March 31, 2006 was 69.6%. The 15.9% pro-forma decrease from the year earlier period is attributed to product mix.
     Cost of Service Revenues. Cost of service revenues were $70,000 and $75,000 in the three months ended March 31, 2006 and 2005, respectively, representing a decrease of $5,000 or 6.7%, from 2005 to 2006. Cost of service revenue as a percentage of service revenues was 40.0% and 43.9% for 2006 and 2005, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.

Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended March 31,
	2006		2005

Operating expenses:
Selling and marketing	$1,873	18.9%	$440	21.7%
Research and development	1,677	17.0%	697	34.3%
General and administrative	1,409	14.3%	776	38.2%

Total operating expenses	$4,959	50.2%	$1,913	94.2%

     Selling and Marketing. Selling and marketing expenses were $1.9 million and $440,000 in the three months ended March 31, 2006 and 2005, respectively, representing an increase of $1.4 million, or 325.7%, from 2005 to 2006. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $118,000 of amortization of intangibles associated with the acquisition of Allume and $231,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out said amortization of intangibles and compensation expense, selling and marketing expenses increased $1.1 million, or 246.4% from the prior year quarter. While most of the increases in selling and marketing expenses were due to the Allume acquisition, we also had a slight increase in headcount and increases in costs related to trade shows and to product collateral concept and design. Despite the increase in absolute dollars, as a percentage of revenues, selling and marketing expenses decreased to 18.9% for the three months ended March 31, 2006 from 21.7% in the three months ended March 31, 2005, as a result of the increase in sales.
     Research and Development. Research and development expenses were $1.7 million and $697,000 in the three months ended March 31, 2006 and 2005, respectively, representing an increase of $980,000, or 140.6%, from 2005 to 2006. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless and compression software technologies. Research and development expenses for the current period include $251,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out said compensation expense, research and development expenses increased $729,000 million, or 104.6% from the prior year quarter. The increase in our research and development expenses was primarily due to the addition of the Allume operations, increases to headcount and a refocus of our consulting services to internal product development. Despite the increase in absolute dollars, as a percentage of revenues, research and development expenses decreased to 17.0% for the three months ended March 31, 2006 from 34.3% in the three months ended March 31, 2005, as a result of the increase in sales.
     General and Administrative. General and administrative expenses were $1.4 million and $776,000 in the three months ended March 31, 2006 and 2005, respectively, representing an increase of $633,000, or 81.6%, from 2005 to 2006. General and administrative expenses for the current period include $224,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out said compensation expense, general and administrative increased $409,000 million, or 52.7% from the prior year quarter. The increase in our general and administrative expenses is due to the Allume acquisition and an increase in headcount, offset by reductions in our benefit costs and legal and consulting expenses. Despite the increase in absolute dollars, as a percentage of revenues, general and administrative expenses decreased to 14.3% for the three months ended March 31, 2006 from 38.2% in the three months ended March 31, 2005, as a result of the increase in sales.
     Interest Income. Interest income was $224,000 and $100,000 in the three months ended March 31, 2006 and 2005, respectively, representing an increase of $124,000 or 124.0% from 2005 to 2006. Interest income is directly related to our average cash balance during the period and varies among periods. On February 18, 2005, we closed a private placement equity transaction, netting approximately $20.8 million in cash. Accordingly, our first quarter of 2005 interest income benefited from only six weeks inclusion of the cash transaction. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.

     Provision for Income Taxes. The provision for income taxes was $39,000 and $0 in the three months ended March 31, 2006 and 2005, respectively. In all periods, the provision for income taxes relates to an accrual for alternative minimum taxes which are expected to be owed on income as well as certain state minimum tax payments. The Company has a full valuation allowance on its net deferred tax assets.
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
     Net cash provided by operating activities was $3.7 million in the three months ended March 31, 2006 compared to $43,000 used in operations in the comparable period of 2005. The primary source of operating cash in 2006 was the net income, the non-cash stock based compensation expense and the collection of accounts receivable, partially offset by the increase in inventory. The primary use of cash in 2005 was the net loss in that quarter.
     During the three months ended March 31, 2006, we used $137,000 million in investing activities compared to $11,000 in the same period of 2005. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.
     We received $1.2 million in cash from the exercise of employee stock options during the three months ended March 31, 2006 compared to $131,000 during the comparable period of 2005.
     At March 31, 2006, we had $26.0 million in cash and cash equivalents and $29.4 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $5.3 million at March 31, 2006. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
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
     As of March 31, 2006, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years

Operating lease obligation	$1,808	$510	$1,032	$266	$0
Employment agreements	650	360	290	0	0
Purchase obligations	2,226	2,226	0	0	0

Total	$4,684	$3,096	$1,322	$266	$0

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
     Stock-Based Compensation — We currently account for the issuance of stock options to employees using the intrinsic value method according to SFAS No. 123R, Share-Based Payment.
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
     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of March 31, 2006, we had a backlog of approximately $4.6 million.
We depend upon a small number of customers for a significant portion of our revenues.
     In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 71.0% and 55.1% of our net revenues in the three months ended March 31, 2006 and 2005, respectively. Our three largest OEM customers accounted for 72.5% and 73.3% of our net revenues in the three months ended March 31, 2006 and 2005, respectively.
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
     We recently acquired all the outstanding capital stock of Allume Systems, Inc. (see note 3 of Notes to Unaudited Condensed Consolidated Financial Statements) and, in April 2006, PhoTags, Inc. (see note 5 of Notes to Unaudited Condensed Consolidated Financial Statements). We expect to continue to consider acquisitions of complementary companies, products or technologies. As part of any such acquisition, including that of Allume, Inc., we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.
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
     Each year, a percentage of our revenues are derived from sales to customers outside the United States. This percentage can vary significantly from quarter to quarter and from year to year. In recent years this percentage has been less than 10%. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:
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
The market price of our common stock may be adversely affected by the sale of significant numbers of shares of our common stock by our principal stockholder.
     A large block of shares is held by William W. Smith, Jr., our President and Chief Executive Officer, who held 3,552,115 shares at May 4, 2006 which are eligible for resale under Rule 144. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

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
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the FASB issued Statement SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Smith Micro’s financial instruments include cash and cash equivalents. At March 31, 2006, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2006.
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
     (B) REPORTS ON FORM 8-K
     On February 21, 2006 the Company filed a current report on Form 8-K in connection with the earnings release for its fiscal quarter and year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
May 12, 2006	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 12, 2006	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.