Form 10-Q
period 2006-06-30
SMITH MICRO SOFTWARE INC
filed 2006-08-14
CIK 948708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2006

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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark if whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑
     As of July 28, 2006 there were 24,038,164 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

     PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	June 30,	December 31,
	2006	2005 (A)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,319	$21,215
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $376 (2006) and $439 (2005)	4,200	6,786
Inventories, net	1,035	530
Prepaid expenses and other current assets	299	556

Total current assets	36,853	29,087

Equipment and improvements, net	384	241
Goodwill	15,039	9,288
Intangible assets, net	4,524	4,093
Other assets	—	7

Total assets	$56,800	$42,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,197	$2,383
Accrued liabilities	3,186	1,376

Total current liabilities	5,383	3,759

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 24,038,000 and 22,147,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	24	22
Additional paid-in capital	60,444	50,880
Accumulated deficit	(9,051)	(11,945)

Net stockholders’ equity	51,417	38,957

Total liabilities and stockholders’ equity	$56,800	$42,716

(A)	DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2005 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Products	$12,362	$3,179	$22,072	$5,038
Services	193	151	368	322

Total Net Revenues	12,555	3,330	22,440	5,360

COST OF REVENUES
Products	5,226	476	8,455	746
Services	79	69	150	144

Total Cost of Revenues	5,305	545	8,605	890

GROSS PROFIT	7,250	2,785	13,835	4,470

OPERATING EXPENSES:
Selling and marketing	2,293	369	4,166	809
Research and development	2,077	697	3,754	1,394
General and administrative	2,029	1,161	3,438	1,937

Total operating expenses	6,399	2,227	11,358	4,140

OPERATING INCOME	851	558	2,477	330

INTEREST INCOME	265	214	489	314

INCOME BEFORE INCOME TAXES	1,116	772	2,966	644

INCOME TAX EXPENSE	33	8	72	8

NET INCOME	$1,083	$764	$2,894	$636

NET INCOME PER SHARE, basic	$0.05	$0.04	$0.13	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	23,635	21,584	22,973	20,629

NET INCOME PER SHARE, diluted	$0.04	$0.03	$0.12	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	25,598	22,713	24,740	21,901

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2005	22,147	$22	$50,880	$(11,945)	$38,957
Exercise of common stock options	1,056	1	2,629	—	2,630
Acquisition of PhoTags, Inc.	385	1	4,730	—	4,731
Non cash compensation recognized on stock options	—	—	1,485	—	1,485
Non cash compensation recognized on Restricted Stock	450	—	720	—	720
Net income	—	—	—	2,894	2,894

BALANCE, June 30, 2006	24,038	$24	$60,444	$(9,051)	$51,417

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,894	$636
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of the acquisition of PhoTags, Inc.:
Depreciation and amortization	926	64
Provision for doubtful accounts and other adjustments to accounts receivable	221	15
Provision for slow moving inventory	35	—
Non cash compensation related to stock options & restricted stock	2,204	—
Change in operating accounts, net of effect from acquisition:
Accounts receivable	2,368	(651)
Inventories	(540)	21
Prepaid expenses and other assets	183	(68)
Accounts payable and accrued liabilities	1,574	339

Net cash provided by operating activities	9,865	356

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PhoTags, Inc., net of cash received	(2,165)	—
Capital expenditures	(228)	(21)

Net cash used in investing activities	(2,393)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	—	20,786
Cash received from exercise of stock options	2,632	191

Net cash provided by financing activities	2,632	20,977

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,104	21,312

CASH AND CASH EQUIVALENTS, beginning of period	21,215	8,634

CASH AND CASH EQUIVALENTS, end of period	$31,319	$29,946

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for income taxes	$66	$2

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business — Smith Micro Software, Inc. and subsidiaries (the “Company”) is a diversified developer and marketer of communications and utilities software products and services. The Company’s strategic focus is to market and sell value-added wireless products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile phone manufacturers. The Company offers software products for Windows, Mac OSX, Unix and Linux operating systems. The Company also offers wireless communication software products and services to the enterprise market that include enhanced wireless security features.
     On April 5, 2006, the Company acquired PhoTags, Inc. (“PhoTags”), a Delaware Corporation with offices in Jerusalem, Israel (see Note 3). PhoTags is a leading developer and marketer of revolutionary photo and music management technology. The company’s pioneering product suite known as Active Images turns any JPEG file into a self-contained multimedia messaging system, allowing users to send text messages, music, sound files, documents and more — all in a single JPEG file. Among PhoTags’ product suite was Music Express, now known as QuickLink Music, an innovative music management solution which assists users enhance the media-rich capabilities of listening to music on their PCs. QuickLink Music allows users to simplify managing their music files, buy music from an online store, manage music files on a PC. PhoTags Inc.’s patented Active Images technology is designed to easily add any type of metadata or media file to a JPEG Image. Watermarks, forms, text messages, music, links to Internet sites, voice recordings, portable digital wallet information, and even videos can all be stored in a JPEG image, and accessed on any device that has the Active Image thin client application installed. This technology plays directly into Smith Micro’s strategy of broadening its wireless product offerings and provides for the first time that carriers and handset manufacturers can provide enhanced music and photo management technology that can reside directly in the handset and on a consumers PC. In addition to broadening Smith Micro’s family of mobility products, the PhoTags acquisition will help expand Smith Micro’s ability to serve OEM customers in Europe and Asia through an international sales and support office now based in Jerusalem, Israel that is now renamed Smith Micro Software, Israel.
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. (see Note 4). Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. Allume’s flagship product is StuffIt® Deluxe. StuffIt Wireless, a new and advanced technology that is patent pending by Allume Systems, will compress an already compressed JPEG file by up to 30% more without loosing any of the picture quality. This technology is particularly important to mobile phone manufactures who now can store up to 30% more images and carriers who are interested in the reduction of utilized bandwidth. In addition, StuffIt Wireless has been enhanced to also compress and decompress handset resources, potentially reducing the cost to build handsets by reducing memory requirements. Other award winning products include icSpyware & Anti-Phising Suite™ which targets spyware and phishing intrusions, Internet Cleanup™ which removes spyware and detects and prevents intruders from access to private information and Spring Cleaning® which cleans and optimizes computer operating systems.
     Basis of Presentation — The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2006, the consolidated results of its operations for the three and six months ended June 30, 2006 and 2005 and its consolidated cash flows for the six month periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of June 30, 2006 and December 31, 2005, balances totaling approximately $31.4 and $21.4 million, respectively, were uninsured. All have original maturity dates of three months or less.

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
     Inventories — Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2006 our inventory balance consisted of approximately $601,000 in assembled products and $434,000 of components.
     Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2006.
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
     The carrying amount of the Company’s goodwill was approximately $15,039,000 and $9,288,000 as of June 30, 2006 and December 31, 2005, respectively. The Company’s reporting units are equivalent to its operating segments. At June 30, 2006 the amount of goodwill allocated to the products segment is $14,704,000 and the amount of goodwill allocated to the services segment is $335,000. At December 31, 2005 the amount of goodwill allocated to the products segment is $8,953,000 and the amount of goodwill allocated to the services segment is $335,000.
     Other Intangible Assets — The following table sets forth the acquired intangible assets by major asset class:

	Useful	June 30, 2006			December 31, 2005
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
(in thousands)
Amortizing:
Purchased and Licensed Technology	3	$2,260	(2,260)	—	$2,260	(2,260)	—
Capitalized Software	4-5	3,849	(1,119)	2,730	2,649	(534)	2,115
Distribution Rights	5	482	(152)	330	482	(76)	406
Customer Lists	5	923	(184)	739	923	(92)	831
Trademarks	10	809	(136)	673	809	(68)	741
Customer Agreements	1.5	65	(13)	52	—	—	—

Totals		$8,388	$(3,864)	$4,524	$7,123	$(3,030)	$4,093

     Aggregate amortization expense on intangible assets was approximately $449,000 and $834,000 for the three and six months ended June 30, 2006, respectively. Expected future amortization expense is as follows: $736,000 for the remainder of 2006, $1,696,000 for the year 2007, $1,121,000 for the year 2008, $522,000 for the year 2009 and $449,000 thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over four years for Capitalized Software and 18 months for Customer Agreements.
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
     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2006, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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
     Net Income per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,963,000 and 1,129,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,767,000 and 1,272,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.
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
     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM Revenues	$10,115	$—	$2,963	$—	$17,237	$—	$4,623	$—
Consumer Revenues	2,169	—	185	—	4,638	—	366	—
Enterprise Revenues	78	193	31	151	197	368	49	322

Total Revenues	12,362	193	3,179	151	22,072	368	5,038	322
Cost of Revenues	5,226	79	476	69	8,455	150	746	144

Gross Profit	$7,136	$114	$2,703	$82	$13,617	$218	$4,292	$178

          Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, respectively, included one OEM customer at 74.4% in 2006 and one OEM customer at 81.7% in 2005. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively, included one OEM customer at 72.5% in 2006 and one OEM customer at 71.6% in 2005.
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
          Comprehensive Income — Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended June 30, 2006 and 2005, there was no difference between net income, as reported, and comprehensive income.

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
3. ACQUISITION OF PHOTAGS INC.
          On April 3, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Tag Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Tag Acquisition Corporation II, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”), PhoTags, Inc., a Delaware corporation (“PhoTags”), Harry Fox, as Stockholders’ Agent, and certain stockholders of PhoTags, that provides for, among other things, the merger of Merger Sub with and into PhoTags and, immediately upon the completion thereof, the merger of PhoTags with and into Merger Sub II pursuant to which PhoTags became a wholly owned subsidiary of the Company (the “Merger”). The transaction closed on April 5, 2006.
          In connection with the Merger, the Company acquired the underlying technology of PhoTags, Inc. which includes patented JPEG enhancements. As a result, the Company assumed $2,000,000 in liabilities of PhoTags, which were paid at closing, and issued 384,897 shares of the Company’s common stock with an aggregate fair market value of $4,730,384 (based on a closing share price on the closing date, April 5, 2006, of $12.29) as consideration for the purchase of all of the outstanding shares of PhoTags. In addition, the Company agreed to pay an earn-out payment of up to an additional $3,500,000 in either cash or the Company’s common stock, at the Company’s sole election, if the PhoTags business line achieves certain milestones over a 15-month period beginning April 1, 2006. As of June 30, 2006, approximately $300,000 in Wireless & OEM revenues have been attributed to the acquisition. The Company estimates that $241,000 in direct costs (legal and professional services) were incurred to close the transaction.
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
          As part of the transaction, the Company filed a registration statement with the Securities and Exchange Commission as soon as reasonably practicable but no later than ninety (90) days after date of the Merger Agreement covering the resale of the shares of the Company’s common stock issued to the stockholders of PhoTags.
          A copy of the Merger Agreement has been filed under Form 8-K with the Securities and Exchange Commission and with this Report on Form 10-Q.
          The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired.
          The total purchase price is summarized as follows (in thousands):

Cash consideration	$2,000
Common stock	4,730
Acquisition related costs	241

Total purchase price	$6,971

          The Company’s preliminary allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$2
Accounts Receivable, net	3
Intangible Assets	1,265
Goodwill	5,751

Total Assets	7,021

Liabilities:
Accrued Liabilities	50

Total Liabilities	50

Total purchase price	$6,971

          As the cost of the acquisition did not exceed 20% of the Company’s net assets at the date of the transaction, proforma information is not required.
4. ACQUISITION OF ALLUME INC.
          On July 1, 2005, the Company acquired 100% of the issued and outstanding capital stock of Allume, Inc. from International Microcomputer Software, Inc. (IMSI) for $10.6 million in cash and 397,547 restricted shares of its common stock. Allume, Inc. is a leading developer of compression software solutions for JPEG, MPEG and MP3 platforms. A portion of the purchase price, including $1,250,000 cash and shares of common stock having a market value of $750,000, was deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. The aggregate purchase price was approximately $12.8 million, which includes $10.6 million cash paid, the 397,547 shares issued which have been valued using the average closing market price of the Company’s common stock over the two-day period before and after the sale was announced and $316,000 of direct acquisition costs. The direct acquisition costs incurred to date include $116,000 for legal and professional services, as well as a transaction fee of $200,000.
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

          Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2005 as if the acquisition had occurred January 1, 2005 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Historical	Proforma	Historical	Proforma
Net Revenues	$3,330	$5,178	$5,360	$9,749

Net Income (Loss)	$764	$(75)	$636	$2

Net Income (Loss) per share, basic	$0.04	$—	$0.03	$—

Net Income (Loss) per share, diluted	$0.03	$—	$0.03	$—

Weighted average shares outstanding, basic	21,584	21,982	20,629	21,027

Weighted average shares outstanding, diluted	22,713	21,982	21,901	22,299

          Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $385,000 and $770,000 for the three and six month pro forma periods ended June 30, 2005.
5. STOCK BASED COMPENSATION.
          In July 2005, the Shareholders approved the 2005 Stock Option/Stock Issuance Plan (“2005 Plan”), which replaced by the 1995 Stock Incentive Plan (“1995 Plan”). All outstanding options under the 1995 Plan will remain outstanding, but no further grants will be made under that Plan. The 2005 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant.
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
          The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three and six months ended June 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
          In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and restricted stock grants was $1.7 million and $2.4 million for the three and six months ended June 30, 2006, and was recorded in the financial statements as follows (in thousands):

	Three Months	Six Months
Cost of Goods Sold	$9	$15
Selling and Marketing	673	904
Research and Development	401	652
General and Administrative	618	842

Total Stock Compensation Expense	$1,701	$2,413

          In the six months ended June 30, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, 400,000 shares of Restricted Stock, with a total value $3.6 million, were granted to key officers and employees of the Company. This cost will be amortized over 24 months.
          During the three and six months ended June 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. In addition, there was no compensation expense for restricted stock grants as the Company had not issued any restricted stock. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per share would have been as follows (in thousands):

	Three Months Ended	Six Months
	June 30, 2005	June 30, 2005
Net income, as reported	$764	$636
Less: total stock based compensation	(162)	(294)

Net income, as adjusted	$602	$342

Income per common share
Basic, as reported	$0.04	$0.03
Basic, pro forma	$0.03	$0.02
Fully Diluted, as reported	$0.03	$0.03
Fully Diluted, pro forma	$0.03	$0.02
          In the three months ended June 30, 2006 and 2005, respectively, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following the grant date; stock volatility, 81.7% and 109%; risk-free interest rates of 4.95% and 3.79%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2005	3,856,000	$3.57
Granted	241,000	$11.45
Exercised	(1,057,000)	$2.49
Cancelled	(117,000)	$5.00

Outstanding as of June 30, 2006	2,923,000	$4.56	$33,508,000

Exercisable as of June 30, 2006	474,000	$2.81	$6,259,000

Additional information regarding options outstanding as of June 30, 2006 is as follows :

\

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24 — $0.50	168,000	6.6	$0.25	95,000	$0.25
$0.51 — $1.00	13,000	8.0	$0.88	13,000	$0.90
$1.01 — $2.00	612,000	7.9	$1.89	159,000	$1.88
$2.01 — $4.00	45,000	7.9	$3.56	42,000	$7.07
$4.01 — $5.00	1,782,000	9.1	$4.95	144,000	$2.06
$5.01 — $14.00	303,000	9.7	$10.38	21,000	$7.36

	2,923,000	8.7	$4.56	474,000	$2.81

          During the six months ended June 30, 2006 approximately 1,057,000 options have been exercised with an intrinsic value of $14.3 million, resulting in cash proceeds to the Company of $2.6 million. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $7.22. At June 30, 2006 there was $5.7 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At June 30, 2006, 2,172,000 shares were available for future grants under the Stock Issuance / Stock Option Plan.
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

          In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

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
OVERVIEW
          Our business model is based primarily upon developing and marketing innovative software solutions for the wireless industry. Our leading-edge mobility and music management products simplify communications access over Wireless Wide Area Networks (WWANs) and Wireless Local Area Networks (WLANs); our mobile media manager manages content from PC to mobile device and back; and our compression technologies are well on the way to being established as industry standards.
          Today, Smith Micro Software develops productivity and entertainment software solutions for an expanding universe of customers. Our leading QuickLink® Mobile brands have long been products of choice for wireless carriers and device manufacturers around the world.
          These wireless carriers and device manufacturers (OEMs) generally incorporate our products into their brands selling direct to individual consumers and in multiples to their enterprise customers. Our products are utilized in many major wireless network installations throughout the world to facilitate data communications via PC Cards, embedded network devices and mobile phones.
          We began adding value to QuickLink Mobile with new features and security protocol enhancements for secure enterprise level connectivity compliance, thus allowing enterprise users to move between cellular networks and WLAN coverage securely. We anticipate that this market will grow over the next several years as enterprise customers provide wireless connectivity for their workforce.
          In addition, late in 2005 Smith Micro began shipping its first music management software to help manage the transfer of music files to a mobile device. Our launch of QuickLink Music is expected to have a positive impact as we gain market-share within the wireless carrier space. As with all our mobility solutions our product strategies revolve around driving wireless data usage on our customer’s wireless networks.
          Our business is primarily dependent upon the demand for wireless communications and connectivity software. During the last three years, demand for these types of products has fluctuated dramatically, and there has been a significant increase in price competition within our industry.
          We continue to invest in research and the development of wireless software products, and we believe we have one of the industry’s leading wireless product lines in terms of performance and innovative features. Our unique “out-of-the-box” design focusing on ease-of-use further differentiates our products and help to reduce support costs for our customers.
          During 2006, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margin dollars and operating cash flow. We believe that there continues to be excellent growth opportunities within the wireless software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
RESULTS OF OPERATIONS
          The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Revenues:
Products	98.5%	95.5%	98.4%	94.0%
Services	1.5%	4.5%	1.6%	6.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Products	41.6%	14.3%	37.7%	13.9%
Services	0.6%	2.1%	0.7%	2.7%

Total cost of revenues	42.2%	16.4%	38.4%	16.6%

Gross profit	57.8%	83.6%	61.6%	83.4%
Operating expenses:
Selling and marketing	18.3%	11.1%	18.6%	15.1%
Research and development	16.5%	20.9%	16.7%	26.0%
General and administrative	16.2%	34.9%	15.3%	36.1%

Total operating expenses	51.0%	66.9%	50.6%	77.2%

Operating income	6.8%	16.7%	11.0%	6.2%
Interest income	2.1%	6.4%	2.2%	5.9%

Income before income taxes	8.9%	23.1%	13.2%	12.1%
Income tax expense	0.3%	0.2%	0.3%	0.2%

Net income	8.6%	22.9%	12.9%	11.9%

Three and Six Months Ended June 30, 2006 and 2005
Revenues
          Total net revenues were $12.6 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $9.2 million, or 277.0% from 2005 to 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, consisted of Verizon at 74.4% and 81.7% respectively. If our sales to this customer are reduced, it could have a material adverse effect on our results of operations. The current quarter results include approximately $2.1 million of net revenue attributable to the Allume acquisition.
          Total net revenues were $22.4 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $17 million, or 318.7% from 2005 to 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, consisted of Verizon at 72.5% and 71.6% respectively. The 2006 period includes approximately $4.5 million of net revenues attributable to the Allume acquisition, which was completed in the third quarter of 2005.
          We currently operate in two business segments: products and services. In addition, revenues are broken down into three business units, Wireless and OEM, Consumer and Enterprise. Our Enterprise unit sales include software products as well as consulting, fulfillment and hosting.
          The following table shows the net revenues and cost of revenues generated by each segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM	$10,115	$—	$2,963	$—	$17,237	$—	$4,623	$—

Consumer	2,169	—	185	—	4,638	—	366.00	—

Enterprise	78	193	31	151	197	368	49	322

Total Net Revenues	12,362	193	3,179	151	22,072	368	5,038	322

Cost of Revenues	5,226	79	476	69	8,455	150	746	144

Gross Profit	$7,136	$114	$2,703	$82	$13,617	$218	$4,292	$178

          Products. Net product revenues were $12.4 million and $3.2 million in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $9.2 million, or 288.9%, from 2005 to 2006. Wireless and OEM sales increased $7.2 million, or 241.4%, as a result of the continued success of the EVDO rollout by our carrier customers and the success of our Music Essentials Kit product, which was launched in the fourth quarter of 2005. Consumer sales primarily represent the sales of Allume products to distributors, retail customers and individuals. Allume was acquired on July 1, 2005 (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements). Enterprise sales increased $47,000 or 151.6% as a result of the addition of Allume’s site license and enterprise sales of its Stuffit product line. Product revenues accounted for 98.5% of total revenues in the three months ended June 30, 2006 compared with 95.5% of total revenues in the comparable period of 2005.
          Net product revenues were $22.1 million and $5.0 million in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $17.1 million, or 338.1%, from 2005 to 2006. Wireless and OEM sales increased $12.6 million, or 272.9%, as a result of the continued success of the EVDO rollout by our carrier customers and the success of our Music Essentials Kit product, which was launched in the fourth quarter of 2005. Consumer sales primarily represent the sales of Allume products to distributors, retail customers and individuals. Allume was acquired on July 1, 2005 (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements). Enterprise sales increased $148,000 or 302.0% as a result of the addition of Allume’s site license and enterprise sales of its Stuffit product line. Product revenues accounted for 98.4% of total revenues in the six months ended June 30, 2006 compared with 94.0% of total revenues in the comparable period of 2005.

          Services. Service revenues were $193,000 and $151,000 in the three months ended June 30, 2006 and 2005, respectively, with an increase of $42,000 or 27.8%, from 2005 to 2006. Service revenues accounted for 1.5% of total revenues in the three months ended June 30, 2006 compared with 4.5% of total revenues in the comparable period of 2005.
          Service revenues were $368,000 and $322,000 in the six months ended June 30, 2006 and 2005, respectively, with an increase of $46,000 or 14.3%, from 2005 to 2006. Service revenues accounted for 1.6% of total revenues in the six months ended June 30, 2006 compared with 6.0% of total revenues in the comparable period of 2005.
Cost of Revenues and Gross Margin
          Cost of Product Revenues. Cost of product revenues were $5.2 million and $476,000 in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $4.8 million, or 997.9%, from 2005 to 2006. Cost of product revenues as a percentage of product revenues was 42.3% and 15.0% for 2006 and 2005, respectively. Product gross margin as a percentage of product revenues was 57.7% as compared to 85.0% for the year earlier period. Cost of product revenues for the 2006 quarter includes $318,000 of amortization of intangibles associated with the acquisitions of Allume and PhoTags and $9,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such amortization of intangibles and compensation expense, product gross margin for the three months ending June 30, 2006 was 60.4%. The 24.6% pro-forma decrease from the year earlier period is attributed to product mix, in particular the significant success of the lower margin Music Essentials Kits in 2006.
          Cost of product revenues were $8.5 million and $746,000 in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $7.7 million, or 1033.4%, from 2005 to 2006. Cost of product revenues as a percentage of product revenues was 38.3% and 14.8% for 2006 and 2005, respectively. Product gross margin as a percentage of product revenue was 61.7% as compared to 85.2% for the year earlier period. Cost of product revenues for the 2006 period includes $585,000 of amortization of intangibles associated with the acquisitions of Allume and PhoTags and $15,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such amortization of intangibles and compensation expense, product gross margin for the six month period ending June 30, 2006 was 64.4%. The 20.8% pro-forma decrease from the year earlier period is attributed to product mix and as noted above, significant sales of the lower margin Music Essentials Kits in 2006.
          Cost of Service Revenues. Cost of service revenues were $79,000 and $69,000 in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $10,000 or 14.5%, from 2005 to 2006. Cost of service revenues as a percentage of service revenues was 40.9% and 45.7% for 2006 and 2005, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.
          Cost of service revenues were $150,000 and $144,000 in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $6,000 or 4.2%, from 2005 to 2006. Cost of service revenue as a percentage of service revenues was 40.7% and 44.7% for 2006 and 2005, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.
Operating Expenses
          The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Operating expenses:
Selling and marketing	$2,293	18.3%	$369	11.1%	$4,166	18.6%	$809	15.1%
Research and development	2,077	16.5%	697	20.9%	3,754	16.7%	1,394	26.0%
General and administrative	2,029	16.2%	1,161	34.9%	3,438	15.3%	1,937	36.1%

Total operating expenses	$6,399	51.0%	$2,227	66.9%	$11,358	50.6%	$4,140	77.2%

          Selling and Marketing. Selling and marketing expenses were $2.3 million and $369,000 in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $1.9 million, or 521.4%, from 2005 to 2006. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $131,000 of amortization of intangibles associated with acquisitions and $673,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such amortization of intangibles and compensation expense, selling and marketing expenses increased $1.1 million, or 303.5% from the prior year quarter. While most of the increases in selling and marketing expenses were due to the Allume acquisition, we also had a slight increase in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, selling and marketing expenses increased to 18.3% for the three months ended June 30, 2006 from 11.2% in the six months ended June 30, 2005, as a result of the increase in absolute dollars spent.
          Selling and marketing expenses were $4.2 million and $809,000 in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $3.4 million, or 415.0%, from 2005 to 2006. Selling and marketing expenses for the current period include $249,000 of amortization of intangibles associated with acquisitions and $904,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such amortization of intangibles and compensation expense, selling and marketing expenses increased $2.2 million, or 272.4% from the prior year quarter. While most of the increases in selling and marketing expenses were due to the Allume acquisition, we also had a slight increase in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, selling and marketing expenses increased to 18.6% for the six months ended June 30, 2006 from 15.1% in the six months ended June 30, 2005 as a result of the increase in absolute dollars spent.
          Research and Development. Research and development expenses were $2.1 million and $697,000 in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $1.4 million, or 198.0%, from 2005 to 2006. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless and compression software technologies. Research and development expenses for the current period include $401,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, research and development expenses increased $979,000 million, or 140.6% from the prior year quarter. The increase in our research and development expenses was primarily due to the addition of the Allume operations, increases to headcount and a refocus of our consulting services to internal product development. Despite the increase in absolute dollars, as a percentage of revenues, research and development expenses decreased to 16.5% for the three months ended June 30, 2006 from 20.9% in the three months ended June 30, 2005, as a result of the increase in sales.
          Research and development expenses were $3.8 million and $1.4 million in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $2.4 million, or 169.3%, from 2005 to 2006. Research and development expenses for the current period include $652,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, research and development expenses increased $1.7 million, or 122.5% from the prior year quarter. The increase in our research and development expenses was primarily due to the addition of the Allume operations, increases to headcount and a refocus of our consulting services to internal product development. Despite the increase in absolute dollars, as a percentage of revenues, research and development expenses decreased to 16.7% for the six months ended June 30, 2006 from 26.0% in the six months ended June 30, 2005, as a result of the increase in sales.

          General and Administrative. General and administrative expenses were $2.0 million and $1.2 million in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $868,000, or 74.8%, from 2005 to 2006. General and administrative expenses for the current period include $618,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, general and administrative increased $250,000, or 21.5% from the prior year quarter. The increase in our general and administrative expenses is due to the Allume acquisition and increases in headcount, legal and consulting expenses, partially offset by a reduction in benefit costs. Despite the increase in absolute dollars, as a percentage of revenues, general and administrative expenses decreased to 16.2% for the three months ended June 30, 2006 from 34.9% in the three months ended June 30, 2005, as a result of the increase in sales.
          General and administrative expenses were $3.4 million and $1.9 million in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $1.5 million, or 77.5%, from 2005 to 2006. General and administrative expenses for the current period include $842,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, general and administrative increased $659,000, or 34.0% from the prior year quarter. The increase in our general and administrative expenses is due to the Allume acquisition and increases in headcount, legal and consulting expenses, partially offset by a reduction in benefit costs. Despite the increase in absolute dollars, as a percentage of revenues, general and administrative expenses decreased to 15.3% for the six months ended June 30, 2006 from 36.1% in the six months ended June 30, 2005, as a result of the increase in sales.
          Interest Income. Interest income was $265,000 and $214,000 in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $51,000 or 23.8% from 2005 to 2006. Interest income was $489,000 and $314,000 in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $175,000 or 55.7% from 2005 to 2006. Interest income is directly related to our average cash balance during the period and varies among periods. On February 18, 2005, we closed a private placement equity transaction, netting approximately $20.8 million in cash. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
          Provision for Income Taxes. The provision for income taxes was $33,000 and $8,000 in the three months ended June 30, 2006 and 2005, respectively, representing an increase of $25,000, or 312.5% from 2005 to 2006. The provision for income taxes was $72,000 and $8,000 in the six months ended June 30, 2006 and 2005, respectively, representing an increase of $64,000, or 800.0% from 2005 to 2006. In all periods, the provision for income taxes relates to an accrual for alternative minimum taxes which are expected to be owed on income as well as certain state minimum tax payments. The Company has a full valuation allowance on its net deferred tax assets.
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
          Net cash provided by operating activities was $9.9 million and $356,000 in the six months ended June 30, 2006 and 2005, respectively. The primary source of operating cash in 2006 was the net income, the non-cash stock based compensation expense and the collection of accounts receivable, partially offset by the increase in inventory. The primary source of cash in 2005 was the net income and increase in accounts payable and accrued liabilities, offset by the increase in accounts receivable.
          During the six months ended June 30, 2006, we used $2.4 million in investing activities, consisting of primarily of the PhoTags acquisition ($2 million) and the purchase of office equipment. In 2005, our capital expenditures consisted of purchases of office equipment in the amount of $21,000.
          We received $2.6 million in cash from the exercise of employee stock options during the six months ended June 30, 2006 compared to $191,000 during the comparable period of 2005.
          At June 30, 2006, we had $31.3 million in cash and cash equivalents and $31.5 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $4.2 million at June 30, 2006. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
          Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. Effective September 1, 2006, we have signed a new lease to expand our corporate headquarters. This lease for additional space runs concurrently with the original lease and will also expire in May 2009. We also lease approximately 7,700 square feet in Watsonville, California under a new lease that expires September 30, 2010. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005.
          As of June 30, 2006, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

	Payments due by period
		1 year			More than
	Total	or less	1-3 Years	3-5 Years	5 Years

Contractual obligations:
Operating lease obligation	$1,680	$510	$1,034	$136	$0
Employment agreements	560	360	200	0	0
Purchase obligations	1,158	1,158	0	0	0

Total	$3,398	$2,028	$1,234	$136	$0

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
          Stock-Based Compensation — We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment.

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
          In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Smith Micro’s financial instruments include cash and cash equivalents. At June 30, 2006, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
          It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s responsibility for financial statements. Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Singer Lewak Greenbaum & Goldstein LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

c)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          None.
ITEM 1A. RISK FACTORS
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
          We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received towards the end of a quarter may not ship until the subsequent quarter. Additionally, customers may issue purchase orders that have extended delivery dates that may cause the shipment to fall in a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, the level of backlog is not necessarily indicative of trends in our business. As of June 30, 2006, we had a backlog of approximately $4.2 million.
We depend upon a small number of customers for a significant portion of our revenues.
          In the past we have derived a substantial portion of our revenues from sales to a small number of customers and expect to continue to do so in the future. The agreements we have with these entities do not require them to purchase any minimum quantity of our products and may be terminated by the entity or us at any time for any reason upon minimal prior written notice. Accordingly, we cannot be certain that these customers will continue to place large orders for our products in the future, or purchase our products at all. Our largest OEM customer accounted for 72.5% and 71.6% of our net revenues in the six months ended June 30, 2006 and 2005, respectively.
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
          We recently acquired all the outstanding capital stock of Allume Systems, Inc. (see note 4 of Notes to Unaudited Condensed Consolidated Financial Statements) and, in April 2006, PhoTags, Inc. (see note 3 of Notes to Unaudited Condensed Consolidated Financial Statements). We expect to continue to consider acquisitions of complementary companies, products or technologies. As part of any such acquisition, including that of Allume, Inc., we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.
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
          A large block of shares is held by William W. Smith, Jr., our President and Chief Executive Officer, who held 3,052,115 shares at July 31, 2006 which are eligible for resale under Rule 144. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On April 5, 2006, we issued an aggregate of 384,897 shares of our common stock to the shareholders of Photags, Inc. in connection with our acquisition of Photags, Inc., which closed on that date. The offer and sale of those securities were not registered under the Securities Act of 1933, or any state securities laws, in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder..
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          An Annual Meeting of the Stockholders of the Company was held on June 29, 2006. At the Annual Meeting, the Stockholders voted as follows:
          The Stockholders elected Thomas G. Campbell (with 19,427,410 votes for and 1,339,018 withheld) and Ted L. Hoffman (with 20,204,208 votes for and 562,220 withheld) as directors, to hold office until the 2009 Annual Meeting, or until their successors are elected and qualified.

          In addition to Messrs. Campbell and Hoffman, the following directors will continue to hold office: Samuel Gulko, William C. Keiper, William W. Smith, Jr. and Gregory Szabo.
          The Stockholders elected to ratify the appointment of Singer, Lewak, Greenbaum and Goldstein LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 (with 20,734,350 shares for, 26,173 shares against and 5,905 shares abstaining).
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS
     EXHIBITS

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated April 3, 2006, by and by and among Smith Micro Software, Inc., Tag Acquisition Corporation, Tag Acquisition Corporation II, Photags, Inc., Harry Fox, as Stockholders’ Agent, and certain stockholders of Photags, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

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

SMITH MICRO SOFTWARE, INC.

August 14, 2006	By	/s/ William W. Smith, Jr.
William W. Smith, Jr. President and Chief Executive Officer (Principal Executive Officer)

August 14, 2006	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt Vice President and Chief Financial Officer (Principal Financial Officer)