Form 10-Q
period 2006-09-30
SMITH MICRO SOFTWARE INC
filed 2006-11-14
CIK 948708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐       NO ☑
     As of November 1, 2006 there were 24,352,648 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2006	2005 (A)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,898	$21,215
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $356 (2006) and $439 (2005)	6,943	6,786
Inventories, net	1,373	530
Prepaid expenses and other current assets	243	556

Total current assets	43,457	29,087

Equipment and improvements, net	376	241
Goodwill	15,098	9,288
Intangible assets, net	4,156	4,093
Other assets	—	7

Total assets	$63,087	$42,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,942	$2,383
Accrued liabilities	1,881	1,376

Total current liabilities	6,823	3,759

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 24,353,000 and 22,147,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	24	22
Additional paid-in capital	62,839	50,880
Accumulated deficit	(6,599)	(11,945)

Stockholders’ equity	56,264	38,957

Total liabilities and stockholders’ equity	$63,087	$42,716

(A)	DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2005

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Products	$14,619	$6,743	$36,691	$11,781
Services	182	153	550	475

Total Net Revenues	14,801	6,896	37,241	12,256

COST OF REVENUES
Products	6,030	1,089	14,485	1,835
Services	60	76	210	220

Total Cost of Revenues	6,090	1,165	14,695	2,055

GROSS PROFIT	8,711	5,731	22,546	10,201

OPERATING EXPENSES:
Selling and marketing	2,374	1,294	6,540	2,103
Research and development	1,871	1,244	5,625	2,638
General and administrative	2,329	1,430	5,766	3,367

Total operating expenses	6,574	3,968	17,931	8,108

OPERATING INCOME	2,137	1,763	4,615	2,093

INTEREST INCOME	381	161	871	475

INCOME BEFORE INCOME TAXES	2,518	1,924	5,486	2,568

INCOME TAX EXPENSE	68	47	140	55

NET INCOME	$2,450	$1,877	$5,346	$2,513

NET INCOME PER SHARE, basic	$0.10	$0.09	$0.23	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	24,123	22,016	23,360	21,097

NET INCOME PER SHARE, diluted	$0.09	$0.08	$0.21	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	25,794	23,222	25,184	22,454

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2005	22,147	$22	$50,880	$(11,945)	$38,957

Exercise of common stock options (unaudited)	1,371	1	3,795	—	3,796

Acquisition of PhoTags, Inc. (unaudited)	385	1	4,730	—	4,731

Non cash compensation recognized on stock options (unaudited)	—	—	2,714	—	2,714

Non cash compensation recognized on Restricted Stock (unaudited)	450	—	720	—	720

Net income (unaudited)	—	—	—	5,346	5,346

BALANCE, September 30, 2006 (unaudited)	24,353	$24	$62,839	$(6,599)	$56,264

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,346	$2,513
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of the acquisitions of PhoTags, Inc. and Allume Systems:
Depreciation and amortization	1,302	479
Provision for doubtful accounts and other adjustments to accounts receivable	221	92
Provision for slow moving inventory	61	—
Non cash compensation related to stock options & restricted stock	3,434	51
Change in operating accounts, net of effect from acquisition:
Accounts receivable	(375)	(2,021)
Inventories	(904)	(22)
Prepaid expenses and other assets	239	94
Accounts payable and accrued liabilities	3,014	832

Net cash provided by operating activities	12,338	2,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PhoTags, Inc., net of cash received	(2,224)	—
Acquisition of Alume Systems, Inc., net of cash received	—	(11,270)
Capital expenditures	(228)	(44)

Net cash used in investing activities	(2,452)	(11,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock	—	21,026
Costs related to issuance of common stock		(240)
Cash received from exercise of stock options	3,797	265

Net cash provided by financing activities	3,797	21,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,683	11,755

CASH AND CASH EQUIVALENTS, beginning of period	21,215	8,634

CASH AND CASH EQUIVALENTS, end of period	$34,898	$20,389

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for income taxes	$203	$30

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business - Smith Micro Software, Inc. and subsidiaries (the “Company”) is a developer and marketer of communications and utilities software products and services. Our business model is based primarily upon developing and marketing innovative software solutions for the wireless industry. We sell our products and services to some of the world’s leading wireless companies as well as to consumers. Our products are primarily directed to wireless data connectivity, including wireless wide area network (WWAN) for CDMA/GPRS networks, and wireless local area network (WLAN) for Wi-Fi. We also provide software to manage music and other multimedia content, including photo and full motion video, on mobile devices. We are also heavily involved in data compression, primarily focused on a unique way of compression to enable enhanced wireless communications. Our software products target the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile device manufacturers, as well as direct to the consumer. Smith Micro’s fundamental product design philosophy is to enhance, simplify, and streamline applications to ensure the best possible consumer experience. Since our inception in 1983, we have shipped over 60 million copies of our various software products.
     On April 5, 2006, the Company acquired PhoTags, Inc. (“PhoTags”), a Delaware Corporation with offices in Jerusalem, Israel (see Note 3). PhoTags is a leading developer and marketer of revolutionary photo and music management technology. The company’s pioneering product suite known as Active Images turns any JPEG file into a self-contained multimedia messaging system, allowing users to send text messages, music, sound files, documents and more - all in a single JPEG file. Among PhoTags’ product suite was Music Express, now known as QuickLink Music, an innovative music management solution which assists users to enhance the media-rich capabilities of listening to music on their PCs. QuickLink Music allows users to simplify managing their music files, buy music from an online store and manage music files on a PC. PhoTags Inc.’s patented Active Images technology is designed to easily add any type of metadata or media file to a JPEG Image. Watermarks, forms, text messages, music, links to Internet sites, voice recordings, portable digital wallet information, and even videos can all be stored in a JPEG image, and accessed on any device that has the Active Image thin client application installed. This technology plays directly into Smith Micro’s strategy of broadening its wireless product offerings and provides for the first time that carriers and handset manufacturers can provide enhanced music and photo management technology that can reside directly in the handset and on a consumer’s PC. In addition to broadening Smith Micro’s family of mobility products, the PhoTags acquisition will help expand Smith Micro’s ability to serve OEM customers in Europe and Asia through an international sales and support office based in Jerusalem, Israel that is now renamed Smith Micro Software, Israel.
     On July 1, 2005, the Company acquired Allume Systems (“Allume”), which was a wholly owned subsidiary of International Microcomputer Software, Inc. (see Note 4). Allume develops and publishes award-winning software solutions that empower users in the area of information access, removal, recovery, security, productivity and online distribution. Allume’s flagship product is StuffIt® Deluxe. StuffIt Wireless, a new and advanced technology that is patent pending by Allume Systems, will compress an already compressed JPEG file by up to 30% more without losing any of the picture quality. This technology is particularly important to mobile phone manufactures who now can store up to 30% more images and to carriers who are interested in the reduction of utilized bandwidth. In addition, StuffIt Wireless has been enhanced to also compress and decompress handset resources, potentially reducing the cost to build handsets by reducing memory requirements. Other award winning products include icSpyware & Anti-Phising Suite™ which targets spyware and phishing intrusions, Internet Cleanup™ which removes spyware and detects and prevents intruders from access to private information and Spring Cleaning® which cleans and optimizes computer operating systems.
     Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2006, the consolidated results of its operations for the three and nine months ended September 30, 2006 and 2005 and its consolidated cash flows for the nine month periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.

     Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of September 30, 2006 and December 31, 2005, balances totaling approximately $34.6 (unaudited) and $21.4 million, respectively, were uninsured. All have original maturity dates of three months or less.
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
     Inventories - Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2006 our inventory balance consisted of approximately $121,000 in assembled products and $1.4 million of components.
     Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
     Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at September 30, 2006.
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
     The carrying amount of the Company’s goodwill was approximately $15,098,000 (unaudited) and $9,288,000 as of September 30, 2006 and December 31, 2005, respectively. The Company’s reporting units are equivalent to its operating segments. At September 30, 2006 the amount of goodwill allocated to the products segment is $14,763,000 and the amount of goodwill allocated to the services segment is $335,000. At December 31, 2005 the amount of goodwill allocated to the products segment is $8,953,000 and the amount of goodwill allocated to the services segment is $335,000.

     Other Intangible Assets - The following table sets forth the acquired intangible assets by major asset class (in thousands):

	Useful	September 30, 2006			December 31, 2005
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and
Licensed Technology	3	$2,260	(2,260)	—	$2,260	(2,260)	—

Capitalized Software	4-5	3,849	(1,370)	2,479	2,649	(534)	2,115

Distribution Rights	5	482	(180)	302	482	(76)	406

Customer Lists	5	923	(230)	693	923	(92)	831

Trademarks	10	809	(166)	643	809	(68)	741

Customer Agreements	1.5	65	(26)	39	—	—	—

Totals		$8,388	$(4,232)	$4,156	$7,123	$(3,030)	$4,093

     Aggregate amortization expense on intangible assets was approximately $368,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively. Expected future amortization expense is as follows: $368,000 for the remainder of 2006, $1,696,000 for the year 2007, $1,121,000 for the year 2008, $522,000 for the year 2009 and $449,000 thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over four years for Capitalized Software and 18 months for Customer Agreements.
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
     Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2006, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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
     Net Income per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,671,000 and 1,206,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,824,000 and 1,357,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Certain potential common shares from exercise of options have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended September 30, 2006 and 2005, the number of shares excluded were 68,000 and 24,000, respectively, and for the nine months ended September 30, 2006 and 2005, the number of shares excluded were 210,000 and 24,000 respectively.
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

     The following table shows the net revenues and cost of revenues generated by each segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(in thousands)				(in thousands)
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM Revenues	$11,997	$—	$4,319	$—	$29,234	$—	$8,942	$—
Consumer Revenues	2,548	—	2,328	—	7,186	—	2,694	—
Enterprise Revenues	74	182	96	153	271	550	145	475

Total Revenues	14,619	182	6,743	153	36,691	550	11,781	475
Cost of Revenues	6,030	60	1,089	76	14,485	210	1,835	220

Gross Profit	$8,589	$122	$5,654	$77	$22,206	$340	$9,946	$255

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively, included one OEM customer at 76.9% in 2006 and one OEM customer at 51.5% in 2005. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively, included one OEM customer at 74.3% in 2006 and one OEM customer at 60.3% in 2005.
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
     Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended September 30, 2006 and 2005, there was no difference between net income, as reported, and comprehensive income.
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
     In connection with the Merger, the Company acquired the underlying technology of PhoTags, Inc. which includes patented JPEG enhancements. As a result, the Company assumed approximately $2,000,000 in liabilities of PhoTags, which were paid at closing, and issued 384,897 shares of the Company’s common stock with an aggregate fair market value of $4,730,384 (based on a closing share price on the closing date, April 5, 2006, of $12.29) as consideration for the purchase of all of the outstanding shares of PhoTags. In addition, the Company agreed to pay an earn-out payment of up to an additional $3,500,000 in the Company’s common stock, if the PhoTags business line achieves certain milestones at the end of the 15-month earn-out period beginning April 1, 2006. As of September 30, 2006, approximately $355,000 in Wireless & OEM revenues have been attributed to the acquisition toward the earn-out goal of $4.2 million. The Company estimates that $299,000 in direct costs (legal and professional services) were incurred to close the transaction.
     As part of the transaction, CDI, a company organized under the laws of the State of Israel and a related party of PhoTags (“CDI”), agreed to grant the Company an option to acquire CDI for a period of ten (10) years following the effective time of the Merger at a purchase price of $3,000.
     The Merger is intended to constitute a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.
     As part of the transaction, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of the Company’s common stock issued to the stockholders of PhoTags at closing. The registration statement was filed on July 28, 2006 and became effective August 3, 2006.
     A copy of the Merger Agreement has been filed under Form 8-K with the Securities and Exchange Commission.
     The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$2,000
Common stock	4,730
Acquisition related costs	299

Total purchase price	$7,029

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$2
Accounts Receivable, net	3
Intangible Assets	1,265
Goodwill	5,809

Total Assets	7,079

Liabilities:
Accrued Liabilities	50

Total Liabilities	50

Total purchase price	$7,029

     As the cost of the acquisition did not exceed 20% of the Company’s net assets at the date of the transaction, proforma information is not required. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.
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

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$46
Accounts Receivable, net	822
Inventories, net	237
Property & Equipment	67
Other Assets	244
Intangible Assets	4,863
Goodwill	7,573

Total Assets	13,852

Liabilities:
Accounts Payable	659
Accrued Liabilities	393

Total Liabilities	1,052

Total purchase price	$12,800

     Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2005 as if the acquisition had occurred January 1, 2005 are as follows (in thousands, except per share data):

	Nine Months Ended
	September 30, 2005
	Historical	Proforma
Net Revenues	$12,256	$16,645

Net Income	$2,513	$1,915

Net Income per share, basic	$0.12	$0.09

Net Income per share, diluted	$0.11	$0.08

Weighted average shares outstanding, basic	21,097	21,495

Weighted average shares outstanding, diluted	22,454	22,852

     Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $770,000 for the nine month pro forma period ended September 30, 2005.
5. STOCK BASED COMPENSATION.
     In July 2005, the Shareholders approved the 2005 Stock Option/Stock Issuance Plan (“2005 Plan”), which replaced the 1995 Stock Incentive Plan (“1995 Plan”). All outstanding options under the 1995 Plan remained outstanding, but no further grants were made under that Plan. The 2005 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-

employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three and nine months ended September 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and restricted stock grants was $1.5 million and $3.9 million for the three and nine months ended September 30, 2006, and was recorded in the financial statements as follows (in thousands):

	Three Months	Nine Months
Cost of Goods Sold	$8	$23
Selling and Marketing	605	1,509
Research and Development	141	793
General and Administrative	741	1,583

Total Stock Compensation Expense	$1,495	$3,908

     In the nine months ended September 30, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, 400,000 shares of Restricted Stock, with a total value $4.3 million, were granted to key officers and employees of the Company. This cost will be amortized over 24 months.

     During the three and nine months ended September 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. In addition, there was no compensation expense for restricted stock grants as the Company had not issued any restricted stock in 2005. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per share would have been as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,877	$2,513
Less: total stock based compensation	(376)	(658)

Net income, as adjusted	$1,501	$1,855

Income per common share
Basic, as reported	$0.09	$0.12
Basic, pro forma	$0.07	$0.09
Fully Diluted, as reported	$0.08	$0.11
Fully Diluted, pro forma	$0.06	$0.08
     The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 84.1% for grants issued in 2006 and 111% for grants issued in 2005; weighted average risk-free interest rates of 4.86% and 3.97 in the nine months ended September 30, 2006 and 2005, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2005	3,856,000	$3.57
Granted (unaudited)	266,000	$11.69
Exercised (unaudited)	(1,371,000)	$2.77
Cancelled (unaudited)	(129,000)	$4.74

Outstanding as of September 30, 2006 (unaudited)	2,622,000	$4.76	$25,224,000

Exercisable as of September 30, 2006 (unaudited)	743,000	$3.89	$7,797,000

Additional information regarding options outstanding as of September 30, 2006 is as follows :

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24 - $ 0.50	135,000	6.5	$0.25	116,000	$0.25
$0.51 - $ 1.00	6,000	12.5	$0.88	6,000	$0.93
$1.01 - $ 2.00	537,000	7.7	$1.89	142,000	$1.88
$2.01 - $ 4.00	35,000	7.5	$3.49	32,000	$8.19
$4.01 - $ 5.00	1,581,000	8.8	$4.95	393,000	$0.68
$5.01 - $ 14.00	328,000	9.4	$10.65	54,000	$2.15

	2,622,000	8.5	$4.76	743,000	$3.89

     During the nine months ended September 30, 2006 approximately 1,371,000 options have been exercised with an intrinsic value of $15.9 million, resulting in cash proceeds to the Company of $3.8 million. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $6.99. At September 30, 2006 there was $5.2 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At September 30, 2006, 2,149,000 shares were available for future grants under the Stock Issuance / Stock Option Plan.
6. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS 156 will have a material impact on its financial position, results of operations or cash flows.

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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact SFAS 157 may have on its results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 158, Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently in the process of evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial position.
     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently in the process of evaluating the impact SAB 108 may have on its results of operations or financial position.
     In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The Company does not expect the adoption of EITF 06-3 will have a material impact on its results of operations, financial position or cash flow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the continued growth in sales to our large customers;

•	market acceptance of mobile applications, including consumer adoption of mobile and media services;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to integrate acquisitions; and

•	those additional factors which are listed under the section “Risk Factors” beginning on page 31.
All forward looking statements included in this document are based on information available to us on the date hereof. We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.
OVERVIEW
     Our business model is based primarily upon developing and marketing innovative software solutions for the wireless industry. Our leading-edge mobility and music management products simplify communications access over Wireless Wide Area Networks (WWANs) and Wireless Local Area Networks (WLANs); our mobile media manager manages content from PC to mobile device and back; and our compression technologies are well on the way to being widely adopted by the wireless industry.
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

     QuickLink Mobile provides Windows and Macintosh users a centralized application to control, customize and automate wireless connections of all types—WWAN, Wi-Fi & Dial-Up.
     We began adding value to QuickLink Mobile with new features and security protocol enhancements for secure enterprise level connectivity compliance, thus allowing enterprise users to move between mobile data networks and WLAN coverage securely. QuickLink Mobile Enterprise is a secure, enterprise connectivity solution to control, customize and automate wireless connections of all types—WWAN, WLAN and Remote Access Dial-Up. The product supports nearly 200 carriers worldwide on almost any type of wireless device: PC Cards, embedded devices and handsets connected via USB cable or Bluetooth. We anticipate that this market will grow over the next several years as enterprise customers provide wireless connectivity for their workforce.
     In addition, late in 2005 Smith Micro began shipping its first music management software to help manage the transfer of music files to a mobile device. Our launch of QuickLink Music has had a positive impact as we increased sales in the wireless carrier space. In 2006 we announced QuickLink MediaManager, a new intuitive multimedia manager to facilitate the transfer of music, images and video files to the mobile devices. The product allows consumers to download music, photo and video files to their PC, managing their rich media content on a PC and transfer those files to and from their music enabled mobile handset. As with all our mobility solutions our product strategies revolve around driving wireless data usage on our customer’s wireless networks.
     With the acquisition of Allume, Smith Micro envisioned creating a new compression product based on Allume’s award winning StuffIt compression series of products for PCs. StuffIt Wireless is a patent-pending breakthrough in image compression and offers carriers and handset manufactures a suite of innovative compression solutions to meet the challenges facing the wireless industry. StuffIt Wireless delivers three distinct compression advantages: 1) The ability to store higher quality images in less space; 2) the ability to compress images without loss in quality and 3) the ability to compress device resources. With StuffIt Wireless, handset manufacturers can reduce hardware memory costs by maximizing use of limited memory and improve battery life by transferring files more quickly. Through the efficiency of StuffIt Wireless, carriers can increase network utilization.
     In addition to our focus in the wireless OEM market place, Smith Micro develops, publishes and markets many of the leading consumer brands on the market today. Our consumer products have offerings in compression, utility, diagnostic, fax and eBusiness markets. Our complete line of consumer products is available through direct sales on our websites, partner websites or its order desk and through traditional retail outlets. We offer a range of products and focus on two markets: diagnosis and performance, and security and internet. These products are designed to enhance, secure, clean, diagnose and help customers maximize their computer’s performance and protect the user from spam, spyware and computer hackers.
     We continue to invest in research and the development of wireless software products, and we believe we have one of the industry’s leading wireless product lines in terms of performance and innovative features. Smith Micro’s long-standing product design philosophy has been to enhance, simplify and streamline the consumer experience from initial purchase and installation to first use.
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
     Smith Micro’s goal is to establish the next generation of wireless products utilizing our Active Image patented technology to delivery innovative content management solutions to broaden our wireless market opportunities .in 2007 and beyond.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Revenues:
Products	98.8%	97.8%	98.5%	96.1%
Services	1.2%	2.2%	1.5%	3.9%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Products	40.7%	15.8%	38.9%	15.0%
Services	0.4%	1.1%	0.6%	1.8%

Total cost of revenues	41.1%	16.9%	39.5%	16.8%

Gross profit	58.9%	83.1%	60.5%	83.2%
Operating expenses:
Selling and marketing	16.0%	18.8%	17.5%	17.2%
Research and development	12.7%	18.0%	15.1%	21.5%
General and administrative	15.8%	20.7%	15.5%	27.5%

Total operating expenses	44.5%	57.5%	48.1%	66.2%

Operating income	14.4%	25.6%	12.4%	17.0%
Interest income	2.6%	2.3%	2.3%	3.9%

Income before income taxes	17.0%	27.9%	14.7%	20.9%
Income tax expense	0.5%	0.7%	0.3%	0.4%

Net income	16.5%	27.2%	14.4%	20.5%

Three and Nine Months Ended September 30, 2006 and 2005
Revenues
     Total net revenues were $14.8 million and $6.9 million for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $7.9 million, or 114.6% from 2005 to 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, consisted of Verizon Wireless at 76.9% and 51.5% respectively. If our sales to this customer are reduced, it could have a material adverse effect on our results of operations.
     Total net revenues were $37.2 million and $12.3 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $25 million, or 203.9% from 2005 to 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, consisted of Verizon Wireless at 74.3% and 60.3% respectively. The 2006 period includes approximately $6.9 million of net revenues attributable to the Allume acquisition, which was completed in the third quarter of 2005.
     We currently operate in two business segments: products and services. In addition, revenues are broken down into three business units, Wireless and OEM, Consumer and Enterprise. Our Enterprise unit sales include software products as well as consulting, fulfillment and hosting.

     The following table shows the net revenues and cost of revenues generated by each segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Products	Services	Products	Services	Products	Services	Products	Services
Wireless & OEM	$11,997	$—	$4,319	$—	$29,234	$—	$8,942	$—
Consumer	2,548	—	2,328	—	7,186	—	2,694	—
Enterprise	74	182	96	153	271	550	145	475

Total Net Revenues	14,619	182	6,743	153	36,691	550	11,781	475
Cost of Revenues	6,030	60	1,089	76	14,485	210	1,835	220

Gross Profit	$8,589	$122	$5,654	$77	$22,206	$340	$9,946	$255

     Products. Net product revenues were $14.6 million and $6.7 million in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $7.9 million, or 116.8%, from 2005 to 2006. Wireless and OEM sales increased $7.7 million, or 177.8%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of our Music Essentials Kit product, which was launched in the fourth quarter of 2005. Consumer sales increased approximately $220,000, or 9.5%, as the result of the launch of Stuffit Deluxe 11.0, released in September, 2006, and the increased product marketing under the Smith Micro name. Enterprise sales decreased $22,000 or 22.9%. Product revenues accounted for 98.8% of total revenues in the three months ended September 30, 2006 compared with 97.8% of total revenues in the comparable period of 2005.
     Net product revenues were $36.7 million and $11.8 million in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $24.9 million, or 211.4%, from 2005 to 2006. Wireless and OEM sales increased $20.3 million, or 226.9%, as a result of the continued success of the EVDO rollout by our carrier customers and the introduction of our Music Essentials Kit product, which was launched in the fourth quarter of 2005 and our acquisition of PhoTags. Consumer sales increased $4.5 million, or 166.7%, due to the inclusion of Allume for the entire 2006 period. Consumer sales primarily represent the sales of Allume products to distributors, retail customers and individuals. Allume was acquired on July 1, 2005 (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements). Enterprise sales increased $126,000 or 86.9% as a result of the addition of Allume’s site license and enterprise sales of its Stuffit product line. Product revenues accounted for 98.5% of total revenues in the nine months ended September 30, 2006 compared with 96.1% of total revenues in the comparable period of 2005.
     Services. Service revenues were $182,000 and $153,000 in the three months ended September 30, 2006 and 2005, respectively, with an increase of $29,000 or 19.0%, from 2005 to 2006. Service revenues accounted for 1.2% of total revenues in the three months ended September 30, 2006 compared with 2.2% of total revenues in the comparable period of 2005.
     Service revenues were $550,000 and $475,000 in the nine months ended September 30, 2006 and 2005, respectively, with an increase of $75,000 or 15.8%, from 2005 to 2006. Service revenues accounted for 1.5% of total revenues in the nine months ended September 30, 2006 compared with 3.9% of total revenues in the comparable period of 2005.
Cost of Revenues and Gross Margin
     Cost of Product Revenues. Cost of product revenues were $6.0 million and $1.1 million in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $4.9 million, or 453.7%, from 2005 to 2006. Cost of product revenues as a percentage of product revenues was 41.3% and 16.2% for 2006 and 2005, respectively. Product gross margin as a percentage of product revenues was 58.8% as compared to 83.9% for the year earlier period. The decrease from the year earlier period is attributed to product mix, in particular the introduction of the lower margin Music Essentials Kits in 2006 (Kit products carry a lower gross margin than a pure software product as Kits include third party hardware components). Cost of product revenues for the 2006 and 2005 periods include $251,000 and $267,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of product revenues also includes $8,000 of stock compensation expense for the 2006 period. Factoring out amortization of intangibles and stock compensation expense, pro-forma product gross margin for the three month period ended September 30 was 60.6% for 2006 and 87.0% for 2005. As noted above, the 26.4% reduction in pro-forma gross margin is due to product mix.

     Cost of product revenues were $14.4 million and $1.8 million in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $12.7 million, or 689.4%, from 2005 to 2006. Cost of product revenues as a percentage of product revenues was 39.5% and 15.6% for 2006 and 2005, respectively. Product gross margin as a percentage of product revenue was 60.5% as compared to 84.4% for the year earlier period. Cost of product revenues for the 2006 and 2005 periods include $836,000 and $267,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of product revenues also includes $23,000 of stock compensation expense for the 2006 period. Factoring out amortization of intangibles and stock compensation expense, pro-forma product gross margin for the nine month period ended September 30 was 62.8% for 2006 and 85.4% for 2005. The 22.6% pro-forma decrease from the year earlier period is attributed to product mix, specifically the significant sales of the lower margin Music Essentials Kits in 2006.
     Cost of Service Revenues. Cost of service revenues were $60,000 and $76,000 in the three months ended September 30, 2006 and 2005, respectively, representing a decrease of $16,000 or 21.0%, from 2005 to 2006. Cost of service revenues as a percentage of service revenues was 33.0% and 49.7% for 2006 and 2005, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.
     Cost of service revenues were $210,000 and $220,000 in the nine months ended September 30, 2006 and 2005, respectively, representing a decrease of $10,000 or 4.6%, from 2005 to 2006. Cost of service revenues as a percentage of service revenues was 38.2% and 46.3% for 2006 and 2005, respectively. Cost of service revenues includes the cost of our consulting personnel and the cost of hiring outside contractors to support our staff of consultants and vary by contract.
Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Operating expenses:
Selling and marketing	$2,374	16.0%	$1,294	18.8%	$6,540	17.5%	$2,103	17.2%
Research and development	1,871	12.7%	1,244	18.0%	5,625	15.1%	2,638	21.5%
General and administrative	2,329	15.8%	1,430	20.7%	5,766	15.5%	3,367	27.5%

Total operating expenses	$6,574	44.5%	$3,968	57.5%	$17,931	48.1%	$8,108	66.2%

     Selling and Marketing. Selling and marketing expenses were $2.4 million and $1.3 million in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $1.1 million, or 83.5%, from 2005 to 2006. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $605,000 of stock based compensation expense which is not included in 2005 expenses. Amortization of intangibles associated with acquisitions was $117,000 for the 2006 period and $118,000 for the 2005 period. Factoring out stock based compensation expense and amortization expense, selling and marketing expenses increased $476,000, or 40.5% from the prior year quarter. This increase is due to the acquisition of PhoTags, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, pro-forma selling and marketing expenses decreased to 11.1% for the three months ended September 30, 2006 from 17.0% in the three months ended September 30, 2005, as a result of the increase in sales.
     Selling and marketing expenses were $6.5 million and $2.1 million in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $4.4 million, or 211.0%, from 2005 to 2006. Selling and marketing expenses for the current period includes $1.5 million of stock based compensation expense which is not included in 2005 expenses. In addition, amortization of intangibles associated with acquisitions is $248,000 more in 2006 than 2005. Factoring out such amortization and stock based compensation expense, selling and marketing expenses increased $2.7 million, or 135.0% from the prior year period. While most of the increases in selling and marketing expenses were due to the Allume acquisition, we also had an increase in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, pro-forma selling and marketing expenses decreased to 12.5% for the nine months ended September 30, 2006 from 16.1% in the nine months ended September 30, 2005 as a result of the increase in sales.
     Research and Development. Research and development expenses were $1.9 million and $1.2 million in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $627,000, or 50.4%, from 2005 to 2006. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless and compression software technologies. Research and development expenses for the current period include $141,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, research and development expenses increased $486,000, or 39.1% from the prior year quarter. The increase in our research and development expenses was due to the addition of the PhoTags operations, increases to headcount and a refocus of our consulting services to internal product development. Despite the increase in costs, as a percentage of revenues, pro-forma research and development expenses decreased to 11.7% for the three months ended September 30, 2006 from 18.0% in the three months ended September 30, 2005, as a result of the increase in sales.
     Research and development expenses were $5.6 million and $2.6 million in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $3.0 million, or 113.3%, from 2005 to 2006. Research and development expenses for the current period include $793,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, research and development expenses increased $2.2 million, or 83.2% from the prior year period. The increase in our research and development expenses was primarily due to the addition of the Allume operations for the entire period, the addition of PhoTags operations for the current quarter, increases to headcount and a refocus of our consulting services to internal product development. Despite the increase in costs, as a percentage of revenues, pro-forma research and development expenses decreased to 13.0% for the nine months ended September 30, 2006 from 21.5% in the nine months ended September 30, 2005, as a result of the increase in sales.
     General and Administrative. General and administrative expenses were $2.3 million and $1.4 million in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $899,000, or 62.9%, from 2005 to 2006. General and administrative expenses for the current period include $741,000 of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, general and administrative increased $158,000, or 11.1%, from the prior year quarter. The increase in our general and administrative expenses is due to an increase in headcount and current year Sarbanes-Oxley Act compliance costs. Despite the increase in costs, as a percentage of revenues, pro-forma general and administrative expenses decreased to 10.7% for the three months ended September 30, 2006 from 20.7% in the three months ended September 30, 2005, as a result of the increase in sales.
     General and administrative expenses were $5.8 million and $3.4 million in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $2.4 million, or 71.3%, from 2005 to 2006. General and administrative expenses for the current period include $1.6 million of stock based compensation expense which is not included in 2005 expenses. Factoring out such compensation expense, general and administrative increased $816,000, or 24.2% from the prior year period. The increase in our general and administrative expenses is due to current year Sarbanes-Oxley Act compliance costs, increases in headcount, legal and consulting expenses, partially offset by a reduction in benefit costs. Despite the increase in costs, as a percentage of revenues, pro-forma general and administrative expenses decreased to 11.2% for the nine months ended September 30, 2006 from 27.5% in the nine months ended September 30, 2005, as a result of the increase in sales.
     Interest Income. Interest income was $381,000 and $161,000 in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $220,000 or 136.7% from 2005 to 2006. Interest income was $871,000 and $475,000 in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $396,000 or 83.4% from 2005 to 2006. Interest income is directly related to our average cash balance during the period and varies among periods. On February 18, 2005, we closed a private placement equity transaction, netting approximately $20.8 million in cash. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
     Provision for Income Taxes. The provision for income taxes was $68,000 and $47,000 in the three months ended September 30, 2006 and 2005, respectively, representing an increase of $21,000, or 44.7% from 2005 to 2006. The provision for income taxes was

$140,000 and $55,000 in the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $85,000, or 154.6% from 2005 to 2006. In all periods, the provision for income taxes relates to an accrual for alternative minimum taxes which are expected to be owed on income as well as certain state minimum tax payments. The Company has a full valuation allowance on its net deferred tax assets.
Liquidity and Capital Resources
     Since our inception, we have financed operations primarily through cash generated from operations and from proceeds of $18.1 million generated by our initial public offering in 1995. On February 18, 2005, the Company completed the private placement of 3,500,000 shares of the Company’s common stock, $0.001 par value, at a price of $6.40 per share, resulting in aggregate gross cash proceeds to the Company of $22,400,000 and approximate net cash proceeds to the Company of $20,786,000 after expenses. C.E. Unterberg, Towbin LLC, the placement agent for the transaction, received a cash fee equal to 6% of the aggregate gross proceeds of the Private Placement.
     Net cash provided by operating activities was $12.3 million and $2.0 million in the nine months ended September 30, 2006 and 2005, respectively. The primary source of operating cash in 2006 was net income, the non-cash stock based compensation expense and the increase in accounts payable and accrued liabilities, slightly offset by the increase in inventory. The primary source of operating cash in 2005 was the income and increase in accounts payable and accrued liabilities, offset by the increase in accounts receivable.
     During the nine months ended September 30, 2006, we used $2.4 million in investing activities, consisting of primarily of the PhoTags acquisition ($2 million) and the purchase of office equipment. In 2005, we used $11.3 million in investing activities, consisting of the acquisition of Allume Systems.
     We received $3.8 million in cash from the exercise of employee stock options during the nine months ended September 30, 2006 compared to $265,000 during the comparable period of 2005.
     At September 30, 2006, we had $34.9 million in cash and cash equivalents and $36.6 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $6.9 million at September 30, 2006. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. Effective November 1, 2006, we signed a new lease to expand our corporate headquarters by approximately 3,600 square feet. This lease for additional space runs concurrently with the original lease and will also expire in May 2009. We also lease approximately 7,700 square feet in Watsonville, California under a lease that expires September 30, 2010. We executed an addendum effective December 1, 2006, which will increase this space by approximately 5,600 square and extend the term until September 30, 2013. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005.

     As of September 30, 2006, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

	Payments due by period
		1 year			More than
	Total	or less	1 - 3 Years	3-5 Years	5 Years

Contractual obligations:
Operating lease obligation	$1,553	$511	$903	$139	$0
Employment agreements	470	320	150	0	0
Purchase obligations	1,220	1,220	0	0	0

Total	$3,243	$2,051	$1,053	$139	$0

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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact SFAS 157 may have on our results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 158, Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently in the process of evaluating the effect that the application of SFAS No. 158 will have on our results of operations and financial position.
     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently in the process of evaluating the impact SAB 108 may have on our results of operations or financial position.
     In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Smith Micro’s financial instruments include cash and cash equivalents. At September 30, 2006, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s responsibility for financial statements. Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

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

c)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 1A. RISK FACTORS
     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K, for the year ended December 31, 2005 and our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
We depend upon a single customer for a significant portion of our revenues.
     Our largest customer, Verizon Wireless, accounted for 74.3% and 60.3% of our net revenues in the nine months ended September 30, 2006 and 2005, respectively. In the past, we have derived a substantial portion of our revenues from sales to a small number of customers, including Verizon Wireless, and expect to continue to do so in the future. This concentration may increase in future quarters, particularly if our relationship with one major customer makes it more difficult to sell to its competitors. In that event, our revenue growth opportunities may be limited. The agreements we have with these customers do not require them to purchase any minimum quantity of our products and may be terminated by the customer or us at any time for any reason upon minimal prior written notice. These customers may not continue to place large orders for our products in the future, or purchase our products at all. If these customers fail to purchase our products at current levels, terminate or decide not to renew their agreements with us, or if the terms of our future agreements with them are less favorable to us, our revenues could decline.
     Our customers may acquire products from our competitors or develop their own products that compete directly with ours. In addition, our customers may adopt new and emerging technologies that we are unable to serve effectively or that are served by more established competitors. Any substantial decrease or delay in our sales to one or more of these customers, particularly Verizon Wireless, in any quarter would have an adverse effect on our results of operations. In addition, certain of our customers have in the past and may in the future acquire competitors in their industry or be acquired by competitors in their industry, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major customers engages in an acquisition transaction in the future, the resulting entity could change its current purchasing habits. As a result, we could lose the customer, or experience a decrease in orders from or profit margins related to that customer or a delay in orders previously made by that customer. Further, although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.
Our quarterly operating results may fluctuate and cause the price of our common stock to fall.
     Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:
•	the size and timing of orders from and shipments to our major customers;

•	the size and timing of any return product requests for our products;

•	our ability to maintain or increase gross margins;

•	variations in our sales channels or the mix of our product sales;

•	the gain or loss of a major customer;

•	our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

•	the effect of new and emerging technologies;

•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and

•	general economic and market conditions.
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
Our revenues depend on a small number of products, so our results are vulnerable to unexpected shifts in demand.
     Substantially all of our total revenue was derived from sales of our wireless connectivity software products until the third quarter of 2005, when we began including sales of products acquired in the Allume Systems, Inc. acquisition. In addition, during 2006, a substantial portion of our total revenue has been derived from sales of our music management software products, particularly sales of V CAST Music Essentials Kit for Verizon Wireless. Although we have introduced new products in recent quarters and our strategy is to continue to introduce new products, these efforts may not reduce the extent to which our total revenues are dependent on one or more of our products in future periods.
     We also derive a significant portion of our revenues from a few vertical markets. In particular, our music management software products are primarily sold to wireless carriers. In order to sustain and grow our business, we must continue to sell our software products into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our results of operations, financial condition and prospects.
     To increase our sales outside our core vertical markets, for example to large enterprises, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.
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
     Microsoft and many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devo7te greater resources to the promotion and sale of their products. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft or other vendors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.

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
We have entered new, unproven markets that may never develop or in which we may be unable to succeed.
     Our new product introductions, such as StuffIt, a software application for file compression, Active Images, an image-enhancement platform designed for portable devices, and the technology that underlies our QuickLink Music service, have allowed us to expand our reach into the digital image and music management markets. We have only a short operating history in these emerging markets and limited experience with image and music management software and platforms; a viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming to accomplish. If the expected benefits from entering new markets do not materialize, our revenue growth will suffer and the stock price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.
If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our future sales and profits may be negatively affected.
     If the adoption of and investments in new technologies and services does not grow or grows more slowly than anticipated in our product planning and development, demand for certain of our products and services will be reduced. For example, our new QuickLink Mobile and QuickLink Enterprise products provide notebook users with the ability to roam between wireless wide area networks and Wi-Fi hot spots. In addition, our new QuickLink Music product enables users to download music files from a carrier’s music store, organize their music library and upload songs to mobile devices. Future sales and any future profits from these and related products are substantially dependent upon the widespread acceptance and use of Wi-Fi, and on the continued adoption of music-capable mobile devices.
     Many of our customers and other communications service providers continue to make major investments in next generation networks that are intended to support more complex applications. If communications service providers delay their deployment of networks or fail to roll out such networks successfully, demand for our products could decline, which would adversely affect our revenues. Also, to the extent we devote substantial resources and incur significant expenses to enable our products to be interoperable with new networks that have failed or have been delayed or not deployed, our results of operations, financial condition and prospects may be negatively affected.

Our future growth may depend on our relationships with our carrier customers and their ability to promote services, obtain new customers or achieve other goals outside of our control.
     We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products are critical to our future success. Our ability to sell more products, such as our V CAST Music Essentials Kit for Verizon Wireless, is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If we lose the support of our carrier customers, particularly our largest customer, Verizon Wireless, or if our carrier customers fail to maintain or grow demand for their services, sales of our products designed for use on handheld devices will decline and our results of operations will suffer.
Our gross margins may continue to decline due to shifts in our sales mix.
     While our sales of software provide gross margins of greater than 90%, sales of our data and music kits provide margins of only 45% to 60%. This is primarily due to the fact that such kits contain hardware that must be purchased from third parties. As we have expanded our sales of these kits, our overall gross margins have declined from a high of 87% in the third quarter of 2005 to 59% in the third quarter of 2006. Margins associated with services revenue are significantly lower than overall product gross margins. Our future gross margin could fluctuate based on the mix of products and services sold in a quarter.
Our products may contain undetected software defects, which could negatively affect our revenues.
     Our software products are complex and may contain undetected defects. In the past, we have discovered software defects in certain of our products and have experienced delayed or lost revenues during the period it took to correct these problems. Although we and our OEM customers test our products, it is possible that errors may be found or occur in our new or existing products after we have commenced commercial shipment of those products. Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, delay in market acceptance of our products, loss of competitive position or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations.
Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our revenue.
     Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, or our products do not gain widespread acceptance in these markets or if we are unable to develop new versions of our software products that can operate on future wireless networks and PC and handheld operating systems, and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.
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
     Our products are utilized with major wireless networks throughout the world that support data communications through the use of wireless communication devices such as PC cards. Because wireless network providers generally incorporate our products into the wireless communication devices that they sell directly to individual consumers, our future success depends upon the availability of such devices to consumers at reasonable prices. A shortage in the supply of wireless communication devices could put upward pressure on prices or limit the quantities available to individual consumers which could materially affect the revenues that we generate from our products.
If our products are not designed into customer products, our products may not be adopted by our target markets and customers, either of which could negatively impact our results of operations.
     Some of our products must be incorporated into our customers’ products at the design stage. As a result, we rely on OEM customers to select our products to be designed into their products. We may devote significant resources and incur significant expense on the development of a new product without any assurance that an OEM customer will select our product for design into its own product. Once an OEM customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing vendors involves significant cost, time, effort and risk for the customer. In addition, such design decisions are typically only made when a new system configuration is introduced, which may occur infrequently. Our development expenses may never be recovered and our results of operations and financial condition will be seriously harmed if our products are not selected at the design stage. Even if our products are selected at the design stage, sales of such products are outside of our control and we may never earn material revenues from such product sales.
Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.
     Certain of our customers in the communications industry are subject to regulation by the Federal Communications Commission, which could have an indirect effect on our business. In addition, the United States telecommunications industry has been subject to continuing deregulation since 1984. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect regulation or deregulation may have on demand for our products from customers in the communications industry. Demand for our products may be indirectly affected by regulations imposed upon potential users of those products, which may increase our costs and expenses.
We may be unable to adequately protect our intellectual property and other proprietary rights, which could negatively impact our revenues.
     Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright and trademark law. We currently own United States trademark registrations for certain of our trademarks and United States patents for certain of our technologies. However, these measures afford us only limited protection. Furthermore, we rely primarily on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.
     We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our fax products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Additionally, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property embedded in their products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our ability to market our products.

Our ability to predict our revenues and operating results is extremely limited.
     We have historically operated with little backlog because we have generally shipped our software products and recognized revenue shortly after we received orders because our production cycle has traditionally been very short. As a result, our sales in any quarter were generally dependent on orders that were booked and shipped in that quarter. As our wireless business has evolved, production cycle time for items such as data kits has increased to the point that orders received toward the end of a quarter may not ship until the subsequent quarter. From time to time, customers may issue purchase orders that have extended delivery dates that may cause the shipment to be deferred to a subsequent quarter. These situations make it difficult for us to predict what our revenues and operating results will be in any quarter. Therefore, our level of backlog is not necessarily indicative of trends in our business.
If we are unable to retain key personnel, the loss of their services could materially and adversely affect our business, financial condition and results of operations.
     Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We do not have employment agreements with our key employees that govern the length of their service. The loss of the services of our key employees would materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our products. Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally would have an adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, in order to meet our capital needs. Additional funds may not be available on terms acceptable to us to allow us to meet our capital needs.
     We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our activities in the future. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.
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
     Each year, our revenues derived from sales to customers outside the United States have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:
•	general political, social and economic instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and any other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	difficulties in securing and servicing international customers;

•	difficulties in collecting receivables from foreign entities;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls; and

•	potentially adverse tax consequences.
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

Existing challenges to improve our internal control over financial reporting, combined with new challenges of integrating the internal control environment of newly acquired companies with ours, underscores the risk that our internal controls may not be adequate.
     In the past several years, substantial downsizing and restructuring followed by rapid expansion have placed significant strains on our existing personnel, resources and infrastructure, which may be difficult to address. Our organization has grown from 52 employees as of December 31, 2004 based in Southern California to 113 as of September 30, 2006 based in Southern and Northern California and in Israel. Until our recent acquisition of PhoTags, we had not had significant operations outside of the United States. Our acquisitions and our internal growth have placed substantial demands on our management, resources and systems. To manage these acquisitions and our internal growth, we will have to implement new operational and financial systems, procedures and controls. We have already identified areas requiring improvement and are in the process of designing enhanced processes and controls to address these issues. Our efforts may not be effective or sufficient for us, or our independent registered accounting firm, to issue unqualified reports in the future.
     It may be difficult to design and implement effective financial controls for combined operations and differences in existing controls of any acquired businesses may result in weaknesses that require remediation when the financial controls and reporting are combined. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies in existing systems and controls.
Our stock price is highly volatile, and you may not be able to resell your shares of common stock at or above the price you paid for them.
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
     A large block of shares is held by William W. Smith, Jr., our President and Chief Executive Officer, who held 2,949,115 shares at November 1, 2006 which are eligible for resale under Rule 144. Overall, our trading volume fluctuates widely and at times is relatively limited. The market price for our common stock could decline as a result of the sale of a large number of the shares or the perception that such sales may occur. The sale of a large number of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
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

SMITH MICRO SOFTWARE, INC.

November 14, 2006	By /s/ William W. Smith, Jr. William W. Smith, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)

November 14, 2006	By /s/ Andrew C. Schmidt Andrew C. Schmidt
Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.