Form 10-K
period 2006-12-31
SMITH MICRO SOFTWARE INC
filed 2007-03-30
CIK 948708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 Columbia, Suite 200, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(NASDAQ Global Market)
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as define d in Rule 405 of the Securities Act. YES ☐ NO ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
     Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $338,847,447 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of March 6, 2007, there were 29,366,277 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2006 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
          In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.
          This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and

•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 13 of this report.
          All forward looking statements included in this document are based on information available to us on the date hereof. We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1. BUSINESS
General
          Smith Micro Software, Inc. is a diversified developer and marketer of wireless communications software products and services. Our primary focus and strategy for our products and services is directed to wireless communications, including wireless wide area network (WWAN) & Wi-Fi software, personal handset information management, managing mobile content to a handset, and mobile image management, wireless compression and device management solutions. We sell our products and services to many of the world’s leading companies as well as to consumers. Specific Smith Micro wireless products include QuickLink Mobile, QuickLink Mobile Enterprise and QuickLink PhoneManager, QuickLink Music, QuickLink Media and StuffIt Wireless. The proliferation of wireless technologies is providing new opportunities globally. The wireless infrastructures being implemented, such as the newer 3G technologies including EVDO, UMTS and HSDPA, offer wider bandwidth wireless data services. This infrastructure combined with mobile platforms such as the basic mobile phone, notebook computing devices (“PCs”), smart phone devices (“PDAs”), and new ultralight PCs provide opportunities for new communications software products. Our core communications technology is designed to address this emerging wireless data market.
          We manufacture, market and sell value-added wireless connectivity products targeted to the original equipment manufacturers (“OEM”) market, particularly wireless service providers, mobile device manufacturers, hardware manufacturers and corporations. We offer software products for Windows, Mac, Unix, Linux and Windows Mobility operating systems. The underlying design concept is the long-standing Smith Micro purpose to “enhance the out-of-box experience” for the customer. Our custom engineering services bring more than 20 years of hardware and software experience, having shipped over 60 million copies of our QuickLink products to OEM’s worldwide.
          QuickLink Mobile provides mobile users with a laptop the ability to easily connect between wireless wide area networks (“WWAN”) and Wi-Fi hot spots. We currently maintain OEM relationships with many wireless carrier companies, including Verizon Wireless, Vodafone, Telus Mobility, Alltel and CellularOne. In addition, we have strong relationships with leading device manufactures include UTStarcom, LG Electronics, Novatell and Kyocera and hardware manufacturers such as HP and Siemens.
          Sales to Verizon Wireless amounted to approximately 74.4%, 57.1% and 68.4% of the Company’s net revenues for 2006, 2005 and 2004, respectively.
          Our operations are organized among three business units, Wireless and OEM, Consumer and Enterprise.
          In the fourth quarter of 2005, we launched a new music product, the Music Essentials Kit for Verizon Wireless V CAST music service. Following the success of this product, in 2006 Smith Micro developed the Music Essentials Manager product that allows users to “dual” download music from the Verizon Wireless Music Store direct to both the mobile handset and the PC. In addition, the application provides new capabilities, such as music file management and music transfer capability between the PC and the mobile handset. This product first shipped in our fourth quarter of 2006 and is expected to be a significant contributor to 2007 revenues. Verizon Wireless’ V CAST Music Essentials Manager is powered by the core QuickLink Music product.
          A continuing initiative for our Wireless and OEM Group is StuffIt Wireless. StuffIt Wireless incorporates our patented JPEG compression technology that provides superior compression of multi-media data. This technology focuses on delivering image and resource compression for device manufacturers in order to increase storage space on the handset. By compressing phone resources we free up handset memory that can be allocated to store, more images, music or video files on the device in an economic manner. We are currently in the prototype stage of product development with potential customers and plan to fully market this product in 2007.

          Our Enterprise Solutions Group delivers wireless mobility solutions to medium and large enterprise businesses. QuickLink Mobile Enterprise has been developed for the enterprise marketplace that rely on multi-wireless carrier networks and require enhanced security when connecting wirelessly to their corporate resources or the Internet.. This product was introduced in the second quarter of 2005. In addition to addressing the need for robust security, QuickLink Mobile Enterprise is a combination wireless wide area network (WWAN) and secure Wi-Fi client application that provides the same easy to use interface and functionality regardless of carrier or device specified. The application supports over 180 carriers worldwide, hundreds of wireless devices and PDA’s, many different PC Cards, and several integrated WWAN devices in notebooks.
          Supporting our wireless mobility business direction is our Professional Services Group. This area of business development leverages our many years of providing custom-tooled web-based applications to support growing businesses. From basic web design to complex solutions involving complete customer management, online commerce and fulfillment services, the Professional Services Group helps businesses refine their processes and implement cost-effective, empowering web systems.
          The Consumer Products Group offers products in the PC Utility, and eBusiness markets. Smith Micro’s complete line of consumer products is available through direct sales on its websites, partner websites, direct through customer service order desk and through traditional retail outlets. The Consumer Group is focused on the following market segments: Compression, Access and Transmission (CAT), and Utilities, including Diagnosis, Performance, Security and Internet and Compilation and Lifestyle.
          The Consumer Products Group lead product line is StuffIt, which is driven by a patented, revolutionary JPEG compression technology. StuffIt provides superior compression, encryption and archive capability. This breakthrough technology can compress JPEG photos and images up to 30% without loss of image quality.
          New for 2006 is Smith Micro’s pioneering product suite known as Active Images. Active Images turns any JPEG file into a self-contained multimedia messaging system. Users can send text messages, music, sound files, documents and more — all in a single JPEG file. Watermarks, forms, text messages, music, links to Internet sites, voice recordings, portable digital wallet information, and even videos can all be stored in a JPEG image, and accessed on any device that has the Active Image thin client application installed. This technology plays directly into Smith Micro’s strategy of broadening its wireless product offerings and provides carriers and handset manufacturers enhanced music and photo management technology products. Our Active Images patented technology is used in several of our new product offerings including our photo management products which are bundled with camera manufactures, and sold through leading retail distribution. Another new Active Images application is our Mobile Sweepstakes product, which creates a “digital scratch card” that can be sent to a mobile phone via MMS or to a PC via email. This new product is currently prototyped and is being used in test markets in Asia.
          We currently operate in two business segments: Products and Professional Services. We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues. See Note 9 of Notes to Consolidated Financial Statements for financial information related to our operating segments.
          Smith Micro is actively involved and maintains industry affiliations with leading groups such as Wi-Fi Alliance, OMA, GSM and CTIA to help develop industry standards and help drive the proliferation of various wireless technologies.
          Research and development expenses amounted to $7.9 million, $4.0 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, diagnostic, utility and Internet software technologies.

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
Industry Background
     Smith Micro offers products in the following technology and communication-related markets:
          Wireless — To help drive revenue growth and profitability, wireless carriers have introduced new value-added products and services that coincide with a number of key enabling trends. Namely, traditional mobile devices are being replaced with multimedia-enabled devices, carriers are deploying wireless broadband network infrastructures and consumers are increasingly adopting mobile data and multimedia services. As carriers seek to enhance their competitive position, they have increasingly focused on network expansion, customer acquisition and customer service. This creates opportunities for software providers, such as Smith Micro, as carriers increase the use of third-party applications, services and custom solutions. These industry trends are the key drivers for the mobile data services market, which the Yankee Group has projected will grow from $10.5 billion in 2005 to $39.9 billion in 2010.
          Mobile Music — Digital audio players and internet-based music download services have transformed music consumption into a personal and mobile experience. As wireless carriers seek to offer premium services and mobile devices support multimedia functionality, the market for digital music distribution over wireless networks and use on wireless devices is expected to grow rapidly. The Yankee Group estimates that music-enabled mobile phone shipments worldwide will grow from 130.2 million units in 2005 to 882.7 million units in 2010, and IDC estimates that United States wireless subscribers who purchase full-track music delivered over cellular networks will grow from 9.7 million subscribers in 2006 to 54.3 million subscribers in 2010.
          Data Compression – Data compression is critical to both efficient data storage and multimedia transmission. As subscriber demand increases for mobile access to larger image, audio and video files, we believe wireless carriers and mobile device manufacturers face a pressing need to use better compression technologies to reduce the size of digital content sent over their networks and to maximize the efficient use of limited device memory. According to the Mobile Imaging Report, of the approximately 600 million digital cameras shipped in 2005, approximately 500 million were camera-enabled mobile phones. .
          Diagnostic & Utility Software — Consumers and businesses have a need for diagnostic and utility software solutions for PCs. Consumers demand products that can enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Businesses need cross-platform solutions that can quickly identify and repair a broad range of computer-related problems.
Products and Services
Products
     Our primary product lines and products consist of the following:

Product Line	Products	Description
OEM — Wireless	QuickLink Mobile V CAST Music Essentials Kit QuickLink Mobile Manager QuickLink Music QuickLink Media QuickLink Wi-Fi QuickLink PhoneManager	Enable or enhance broadband wireless, multimedia services and management tools offered by wireless operators and mobile device manufacturers

Product Line	Products	Description
Wireless — Enterprise	QuickLink Mobile Enterprise	Enhanced QuickLink Mobile that provides security and support for enterprise customers

Wireless — Compression	StuffIt Wireless StuffIt Image	Enable compression of data files to facilitate storage in mobile devices and transmission over wireless networks

Consumer Products	StuffIt Deluxe CheckIt Diagnosis CheckIt System Performance Suite Spring Cleaning Internet Cleanup FAXstf X Pro HotFax MessageCenter Personal Image Manager Personal Photo Manager Aquazone	Suite of products that includes Internet cleanup and privacy software, fax and data file transmission via modems and image
     Wireless carriers and mobile device manufacturers incorporate our products into their branded offerings, selling directly to their market segments. Our technologies are utilized in many major wireless networks to facilitate data communications via mobile devices. Our primary products include QuickLink Mobile, QuickLink Mobile Enterprise, QuickLink Music and StuffIt Wireless, as well as a variety of consumer products, which are described below.
     OEM — Wireless. QuickLink Mobile provides Windows and Macintosh users with a centralized application to control, customize and automate wireless connections, including WWAN and Wi-Fi. In the first quarter of 2006, Verizon Wireless announced the V CAST Music Essentials Kit for Verizon Wireless, which incorporates our QuickLink Music technology to allow users to purchase music from the Verizon Wireless music store, or any other compatible store, and transfer it to or from any music-capable mobile device. We also launched QuickLink Music in September 2006, a new product that expands upon the functionality in the V CAST Music Essentials Kit by adding the ability to manage a consumer’s music on both a PC and a mobile device.
     Wireless — Enterprise. QuickLink Mobile Enterprise is an enhanced version of QuickLink Mobile that has expanded security functionality and web-base configuration tools tailored to an enterprise environment. Additionally, QuickLink Mobile Enterprise supports approximately 185 carriers worldwide and interoperates with many mobile devices connected via USB cable or Bluetooth.
     Wireless — Compression. StuffIt Wireless offers carriers and mobile device manufactures a suite of image and file compression solutions. StuffIt Wireless enables image compression without loss of quality, thereby lowering demand on device resources. In addition, we have added resource compression to the product allowing device manufacture to compress phone management resources thus freeing up memory on the device to allow more multimedia files to be stored. StuffIt Wireless allows wireless carriers to use available network bandwidth more efficiently and device manufacturers to reduce hardware memory costs through efficient use of limited memory resources while improving battery life through faster file transfer.
     Consumer Products. We also offer consumer products that provide compression, utility, diagnostic, fax and eBusiness solutions. These products are designed to enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Our line of consumer products is available through direct sales on our website, indirect sales on partner websites and through traditional retail outlets.

Strategy
          Provide Service-Enhancing Products for Wireless Carriers and Mobile Device Manufacturers. We intend to continue to develop innovative, enabling technology and infrastructure products that facilitate the usage of wireless data and other premium services, thereby providing our customers with additional revenue opportunities and differentiated services that encourage customer loyalty. We launched QuickLink Mobile in 2002, which has been a key driver of our growth. In 2005, we announced StuffIt Wireless, a product that compresses data and image files. In the first quarter of 2006, Verizon Wireless announced the V CAST Music Essentials Kit for Verizon Wireless which incorporates our QuickLink Music technology.
          Leverage OEM Relationships. We intend to continue to capitalize on our strong relationships with some of the world’s leading wireless carriers and mobile device manufacturers. For example, our carrier customers serve as a valuable distribution channel, providing access to millions of end-users and also providing market feedback for future product offerings.
          Focus on Multiple High-Growth Markets. We plan to continue to focus on the wireless communications market and believe we are well-positioned to capitalize on the favorable trends in both wireless broadband connectivity and consumer wireless data services. Among these trends are the ongoing introduction of new data services by wireless carriers, the increasing availability of multimedia-enabled mobile devices and the need for consumers and enterprises to manage their wireless access to the Internet.
          Expand our Customer Base. We intend to grow our business domestically by offering our products to new wireless carriers and mobile device manufacturers and internationally by leveraging our products and our market expertise to build our presence with international carriers and mobile device manufacturers.
          Selectively Pursue Acquisitions of Complementary Products and Services. We plan to continue to pursue selected acquisition opportunities in an effort to expand our product and technological abilities, enter complementary markets and extend our geographic reach. In the past, we have used acquisitions to enhance our technology features and customer base, and to extend our offerings into new markets. For example, in July 2005 we acquired Allume Systems, Inc. and launched our StuffIt Wireless compression technology product, and in April 2006 we acquired PhoTags, Inc. and integrated its multi-media management software into our product suite.
Sales and Marketing
          Smith Micro Software develops productivity and entertainment software solutions for an expanding list of customers. Our leading QuickLink® brands have long been products of choice for wireless carriers and device manufacturers around the world.
          These wireless carriers and device manufacturers (OEMs) generally incorporate our products into their brands selling direct to individual consumers and in multiples to their enterprise customers. Our products are utilized in many major wireless network installations throughout the world to facilitate data communications via PC Cards, embedded network devices and mobile phones or manage user’s content on the PC and send to and from a mobile device. We also sell our products and services utilizing direct sales and indirect distribution models to reach our enterprise customers. Our retail products and product upgrades are sold over the Internet through our own web store(s) at www.smithmicro.com.
          Smith Micro is expanding its ability to serve OEM and enterprise customers in Europe and Asia through an international sales and support office based in Jerusalem, Israel that is now renamed Smith Micro Software, Israel.
          Our OEM market continues to evolve as we continue to offer new communications, content and image management products and OEM’s adopt new technologies and software bundling techniques. These manufacturers bundle our software products with their own products. We have translated selected products into as many as eighteen languages to allow our OEM customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.

          Our three largest OEM customers (Verizon Wireless, Kyocera Wireless and Alltel in 2006 and 2005), and their respective affiliates, in each year, have accounted for 77.4% of our net revenue in 2006, 63.5 % of our net revenue in 2005, and 77.8% of our net revenue in 2004. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers or decisions by a significant OEM customer to substantially reduce purchases could have a material adverse effect on our business.
Customer Service and Technical Support
          We provide technical support and customer service through our knowledge base on our web site, email, voice and fax. OEM customers generally provide their own primary customer support functions and rely on us for back-up support for their own technical support personnel.
Product Development
          The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $7.9 million, $4.0 million and $2.6 million for the years ended December 2006, 2005 and 2004, respectively.
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
Proprietary Rights and Licenses
          Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure and patent, copyright and trademark law that may afford only limited protection. As of December 31, 2005, six currently effective U.S. patents have been issued since December 1997 and six patent applications are currently pending. These patents provide generalized protection to our intellectual property base, and we will continue to apply for various patents and trademarks in the future.
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
Employees
          As of December 31, 2006, we had a total of 128 employees: 64 engaged in engineering; 33 in sales and marketing; 17 in management and administration; seven in manufacturing and seven in customer support. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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
We depend upon a single customer for a significant portion of our total net revenues.
          Our largest customer, Verizon Wireless, accounted for 74.4% and 57.1% of our net revenues in the years ended December 31, 2006 and December 31, 2005, respectively. In the past, we have derived a substantial portion of our revenues from sales to a small number of customers, including Verizon Wireless, and expect to continue to do so in the future. This concentration may increase in future quarters, particularly if our relationship with one major customer makes it more difficult to sell to its competitors. In that event, our revenue growth opportunities may be limited. The agreements we have with these customers are no-exclusive and do not require them to purchase any minimum quantity of our products and may be terminated by the customer or us at any time for any reason upon minimal prior written notice. These customers may not continue to place large orders for our products in the future, or purchase our products at all. If these customers fail to purchase our products at current levels, terminate or decide not to renew their agreements with us, or if the terms of our future agreements with them are less favorable to us, our revenues could decline.
          Our customers may acquire products from our competitors or develop their own products that compete directly with ours. In addition, our customers may adopt new and emerging technologies that we are unable to serve effectively or that are served by more established competitors. Any substantial decrease or delay in our sales to one or more of these customers, particularly Verizon Wireless, in any quarter would have a material adverse effect on our results of operations. In addition, certain of our customers have in the past and may in the future acquire competitors in their industry or be acquired by competitors in their industry, causing further industry consolidation. In the past, such acquisitions have caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. If one of our major customers engages in an acquisition transaction in the future, the resulting entity could change its current purchasing habits. As a result, we could lose the customer, or experience a decrease in orders from or profit margins related to that customer or a delay in orders previously made by that customer. Further, although we maintain allowances for doubtful accounts, the insolvency of one or more of our major customers could result in a substantial decrease in our revenues.
Our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall.
          Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:
•	the gain or loss of a key customer;

•	the size and timing of orders from and shipments to our major customers;

•	the size and timing of any return product requests for our products;

•	our ability to maintain or increase gross margins;

•	variations in our sales channels or the mix of our product sales;

•	our ability to anticipate market needs and to identify, develop, complete, introduce, market and produce new products and technologies in a timely manner to address those needs;

•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

•	acquisitions;

•	the effect of new and emerging technologies;

•	the timing of acceptance of new mobile services by users of our customers’ services;

•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and

•	general economic and market conditions.
          We have difficulty predicting the volume and timing of orders. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of orders would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.
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
Our total net revenues currently depend on a small number of products, so our operating results are vulnerable to unexpected shifts in demand.
          Substantially all of our total net revenue in recent years was derived from sales of our wireless connectivity software products until the third quarter of 2005, when we began including sales of products acquired in the Allume Systems, Inc. acquisition. In addition, during 2006, a substantial portion of our total revenue has been derived from sales of our music management software, particularly sales of V CAST Music Essentials Kit for Verizon Wireless. Although we have introduced new products in recent quarters and our strategy is to continue to introduce new products, these efforts may not reduce the extent to which our total revenues are dependent on one or more of our products in future periods.
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
Competition within our target markets is intense and includes numerous established competitors, which could negatively affect our revenues and results of operations.
          We operate in markets that are extremely competitive and subject to rapid changes in technology. Specifically, Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of the Windows-based systems or other operating systems, or other vendors products, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition from both established and emerging software companies in the future. In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. Furthermore, our existing and potential OEM customers may acquire or develop products that compete directly with our products.
          Microsoft and many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Announcements of competing products by large competitors such as Microsoft or other vendors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.
Acquisitions of companies or technologies may disrupt our business and divert management attention and cause our current operations to suffer.
          In the past eighteen months we acquired Allume Systems, Inc. and PhoTags, Inc., As part of any such acquisition, including those of Allume and PhoTags, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.
          We may also have to incur debt or issue equity securities in order to finance future acquisitions. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our existing stockholders. In addition, we expect our profitability could be adversely affected because of acquisition-related accounting costs, write offs amortization expenses and charges related to acquired intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products or technologies within existing operations, we may not receive the intended benefits of acquisitions.

We have recently entered new, emerging markets in which we have limited experience; if these markets do not develop or we are unable to otherwise succeed in them, our revenues will suffer and the price of our common stock will likely decline.
          Our recent product introductions, such as StuffIt Wireless, a technology for file compression, Active Images, an image-enhancement platform designed for portable devices, and the technology that underlies our QuickLink Music service, have allowed us to enter the digital image and music management markets. We have a short operating history in these emerging markets and limited experience with image and music management software and platforms. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.
If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our operating results, financial condition and prospects may be negatively affected.
          If the adoption of and investments in new technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. For example, our new QuickLink Mobile and QuickLink Enterprise products provide notebook users with the ability to roam between wireless wide area networks and Wi-Fi hot spots. In addition, our new QuickLink Music product enables users to download music files from a carrier’s music store, organize their music library and upload songs to mobile devices. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of Wi-Fi, and on the continued adoption of music-capable mobile devices.
          Many of our customers and other communications service providers have made and continue to make major investments in next generation networks that are intended to support more complex applications. If communications service providers delay their deployment of networks or fail to deploy such networks successfully, demand for our products could decline, which would adversely affect our revenues. Also, to the extent we devote substantial resources and incur significant expenses to enable our products to be interoperable with new networks that have failed or have been delayed or not deployed, our operating results, financial condition and prospects may be negatively affected.
Our growth depends in part on our carrier customers’ ability and willingness to promote services and attract and retain new customers or achieve other goals outside of our control.
          We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products are critical to our future success. Our ability to generate revenues from sales of our software, including from Verizon Wireless’s use of our software in its V CAST Music Essentials Kit for Verizon Wireless, is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our carrier customers, particularly our largest customer, Verizon Wireless, fail to maintain or grow demand for their services, revenues or revenue growth from of our products designed for use on mobile devices will decline and our results of operations will suffer.

Our gross margins may continue to decline due to shifts in our sales mix.
          Gross margins associated with revenues from our data and music kits are significantly lower than gross margins associated with revenues from sales of our software. This is primarily due to the fact that such kits contain hardware that must be purchased from third parties. As we have expanded our sales of these kits, our overall gross margins have declined from a high of 83% in the third quarter of 2005 to 68% in the fourth quarter of 2006. Our future gross margin could fluctuate based on the mix of products sold in a quarter.
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
Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our business, financial condition and results of operations.
          Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.
Delays or failure in deliveries from our third-party suppliers could cause our net revenue to decline and harm our results of operations.
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
If we fail to continue to establish and maintain strategic relationships with mobile device manufacturers, market acceptance of our products, and our profitability, may suffer.
          Most of our strategic relationships with mobile device manufacturers are not subject to written contract, but rather are in the form of informal working relationships. We believe these relationships are valuable to our success. In particular, these relationships provide us with insights into product development and emerging technologies, which allows us to keep abreast of, or anticipate, market trends and helps us serve our current and prospective customers. Because these relationships are not typically governed by written agreements, there is no obligation for many of our partners to continue working with us. If we are unable to maintain our existing strategic relationships with mobile device manufacturers or if we fail to enter into additional strategic relationships or the parties with whom we have strategic relationships favor one of our competitors, our ability to provide products that meet our current and prospective customers’ needs could be compromised and our reputation and future revenue prospects could suffer. For example, if our software does not function well with a popular mobile device because we have not maintained a relationship with its manufacturer, carriers seeking to provide that device to their respective customers could choose a competitor’s software over ours or develop their own. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

Certain individuals to whom we have granted stock options may have a right of rescission as to the options.
          Approximately 4,539,500 stock options having a weighted average exercise price of $3.74 that were granted under our 1995 Stock Option / Stock Issuance Plan and 2005 Stock Option / Stock Issuance Plan between August 5, 2002 and August 31, 2006 were not exempt from registration or qualification under the securities laws of certain states, nor were they registered or qualified in such states. As a result, holders of these stock options, subject to the securities laws of the state in which they live, have a right of rescission with respect to the options. This means that if a holder elects to exercise his or her right of rescission, he or she will have a right to require us to repurchase the option for cash. Rescission rights or similar remedies may be available to persons who were granted options and no longer hold them. No liability has been recorded for these rescission rights or remedies. In addition, we may be subject to fines, penalties or enforcement actions by applicable state regulatory agencies regarding these issuances.
We may raise additional capital through the issuance of additional equity or convertible debt securities or by borrowing money, in order to meet our capital needs. Additional funds may not be available on terms acceptable to us to allow us to meet our capital needs.
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
In addition, we may raise additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.
          In recent years, our revenues derived from sales to customers outside the United States have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:
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
Existing efforts to improve our disclosure controls and internal control over financial reporting, combined with new challenges of integrating the internal control environment of newly acquired companies with ours, underscores the risk that our internal controls may not be adequate.
          In the past several years, substantial downsizing and restructuring followed by rapid expansion have placed significant strains on our existing personnel, resources and infrastructure, which may be difficult to address. Our organization has grown from 52 employees as of December 31, 2004 based in Southern California to 128 as of

December 31, 2006 based primarily in Southern and Northern California and in Israel. Until our recent acquisition of PhoTags, we had not had significant operations outside of the United States. Our acquisitions and our internal growth have placed substantial demands on our management, resources and systems. To manage these acquisitions and our internal growth, we will have to implement new operational and financial systems, procedures and controls. We have already identified areas requiring improvement and are in the process of designing enhanced processes and controls to address these issues. Our efforts may not be effective or sufficient for us, or our independent registered accounting firm, to issue unqualified reports in the future.
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
We may be subject to additional risks.
          Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.
Item 1B. UNRESOLVED STAFF COMMENTS
          None.
Item 2. PROPERTIES
          Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 26,000 square feet of space pursuant to leases that expires May 31, 2009. We operate both our products and services reporting segments within this facility.
          We also lease approximately 13,600 square feet in Watsonville, California under leases that expires September 30, 2010. We occupy office space in Lee’s Summit, Missouri on a month to month basis.
          We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.
Item 3. LEGAL PROCEEDINGS
          The Company is not involved in any pending material legal proceedings at this time although we may become subject to legal proceedings or claims that arise in the ordinary course of business or otherwise.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES
Market Information
          Our common stock is traded on the Nasdaq Global Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2006:
First Quarter	$12.65	5.87
Second Quarter	16.50	10.85
Third Quarter	16.70	9.01
Fourth Quarter	19.01	13.35

YEAR ENDED DECEMBER 31, 2005:
First Quarter	9.63	4.65
Second Quarter	5.00	3.44
Third Quarter	7.39	4.02
Fourth Quarter	8.00	5.41
          On March 6, 2007, the closing sale price for our common stock as reported by Nasdaq was $15.88.
Stock Performance Graph
          The following graph and information compares the cumulative total stockholder return on our Common Stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.
          The graph covers the period from January 1, 2001, through December 31, 2006. The graph assumes that $100 was invested in our Common Stock on January 1, 2001, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Smith Micro Software, Inc., The S & P Midcap 400 Index
And The S & P Midcap Software Application

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Smith Micro Software, Inc.	100.00	43.81	189.52	852.38	557.14	1351.43
S & P Midcap 400	100.00	85.49	115.94	135.05	152.00	167.69
S & P Midcap Software Application	100.00	59.04	88.57	72.37	81.71	95.11
Holders
          As of March 6, 2007, there were approximately 123 holders of record of our common stock based on information provided by our transfer agent.
Dividends
          We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities
          None
Purchasers of Equity Securities by the Company
          None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
          The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Net Revenues:
Products	$53,773	$19,637	$12,394	$6,291	$6,029
Services	696	621	922	925	1,102

Total Net Revenues	54,469	20,258	13,316	7,216	7,131
Cost of Revenues:
Products	19,989	3,818	2,530	1,350	1,420
Services	270	285	380	321	782

Total Cost of Revenues	20,259	4,103	2,910	1,671	2,202

Gross profit	34,210	16,155	10,406	5,545	4,929
Operating expenses:
Selling and marketing	9,057	3,410	1,519	1,666	2,175
Research and development	7,899	3,963	2,556	2,506	2,162
General and administrative	8,467	4,621	2,868	2,330	2,387

Total operating expenses	25,423	11,994	6,943	6,502	6,724

Operating income (loss)	8,787	4,161	3,463	(957)	(1,795)
Interest Income	1,403	667	53	37	45

Income (Loss) before income taxes	10,190	4,828	3,516	(920)	(1,750)
Income tax expense (benefit)	1,234	104	71	3	(1,062)

Net Income (Loss)	$8,956	$4,724	$3,445	$(923)	$(688)

Net income (loss) per share, basic	$0.38	$0.22	$0.20	$(0.06)	$(0.04)

Weighted average shares, basic	23,753	21,351	17,267	16,511	16,235

Net income (loss) per share, diluted	$0.35	$0.21	$0.19	$(0.06)	$(0.04)

Weighted average shares, diluted	25,330	22,806	18,412	16,511	16,235

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Total assets	$131,026	$42,716	$12,828	$6,587	$6,766
Total liabilities	4,969	3,759	1,729	997	1,154
Accumulated deficit	(2,989)	(11,945)	(16,669)	(20,114)	(19,191)
Total stockholders’ equity	$126,057	$38,957	$11,099	$5,590	$5,612

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors.”
     Risk factors that could cause actual results to differ from those contained in the forward-looking statements including but are not limited to: our dependence upon a single customer for a significant portion of our revenues; potential fluctuations in quarterly results; deriving revenues from a small number of products; failure to successfully compete; failure to successfully integrate acquisitions; entry into new markets; failure of our customers to adopt new technologies; dependence upon relationships with carrier customers; declines in gross margins; undetected software defects; changes in technology; delays or failure in deliveries from component suppliers; failure of our products to achieve broad acceptance; failure to protect intellectual property; exposure to intellectual property claims; and loss of key personnel.
Introduction and Overview
     Our business model is based primarily upon the design, production and sale of software that supports the wireless data industry. Our products are utilized in major wireless networks throughout the world that support data communications through the use of cell phones or other wireless communication devices such as PC cards. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers.
     Our business is primarily dependent upon the demand for wireless communications and the corresponding requirements for wireless connectivity software to support this demand. During the last three years, demand for these types of products has fluctuated dramatically, and there continues to be new services launched that utilize the improving wireless broadband networks.
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

Results of Operations
     The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Net Revenues:
Products	98.7%	96.9%	93.1%
Services	1.3%	3.1%	6.9%

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Products	36.7%	18.9%	19.0%
Services	0.5%	1.4%	2.9%

Total cost of revenues	37.2%	20.3%	21.9%

Gross profit	62.8%	79.7%	78.1%
Operating expenses:
Selling and marketing	16.6%	16.8%	11.4%
Research and development	14.5%	19.6%	19.2%
General and administrative	15.6%	22.8%	21.5%

Total operating expenses	46.7%	59.2%	52.1%

Operating Income	16.1%	20.5%	26.0%
Interest Income	2.6%	3.3%	0.4%

Income before income taxes	18.7%	23.8%	26.4%
Income tax expense	2.3%	0.5%	0.5%

Net Income	16.4%	23.3%	25.9%

Revenues
     Total net revenues were $54.5 million, $20.3 million and $13.3 million in 2006, 2005 and 2004, respectively, with an increase of $34.2 million, or 168.9% from 2005 to 2006 and an increase of $6.9 million, or 52.1% from 2004 to 2005. The increase in our revenues from 2004 through 2006 is attributed to the growth in sales of our wireless products. We acquired Allume Systems in 2005, which also contributed to the year on year sales growth from 2004 to 2005. In late 2005 we entered the wireless music software space which was the largest selling product group for 2006 and largely responsible for the increase in revenues from 2005 to 2006. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included one OEM customer at 74.4% in 2006, 57.1% in 2005 and 68.4% of revenues in 2004.
     We currently operate in two business segments: products and services. In addition, product revenues are broken down into three business units, Wireless and OEM, Consumer and Enterprise. Our Consumer sales represent the sales of Allume products to distributors, retail customers and individuals as well as legacy Smith Micro utility and fax software products. Allume was acquired on July 1, 2005 (See Note 3 of Notes to Consolidated Financial Statements). The Enterprise sales unit includes legacy Smith Micro consulting, fulfillment and hosting revenue.

     The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2006		2005		2004
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$43,419	$—	$13,982	$—	$11,424	$—
Consumer	10,019	—	5,460	—	746	—
Enterprise	335	696	195	621	224	922

Total Revenues	53,773	696	19,637	621	12,394	922
Cost of revenues	19,989	270	3,818	285	2,530	380

Gross Profit	$33,784	$426	$15,819	$336	$9,864	$542

     Products. Net revenues from sales of products were $53.8 million, $19.6 million and $12.4 million for 2006, 2005 and 2004, respectively, representing an increase of $34.1 million, or 173.8% from 2005 to 2006 and an increase of $7.2 million, or 58.4% from 2004 to 2005. Product revenues accounted for 98.7% of total revenues in 2006, 96.9% of total revenues in 2005 and 93.1% of total revenues in 2004. There are two key drivers to the increase in our product revenues from 2004 through 2006. Our core wireless business increased from $11.4 million to $43.4 million. The increase can be attributed to the continued success of the wireless broadband data rollouts by our carrier customers and the rollout of QuickLink Music in 2006. The second key contributor was the increase in the Consumer business unit in 2005 attributed to the Allume acquisition on July 1, 2005. Allume posted revenues of $4.9 million for 2005 and $9.7 million for 2006.
     Services. Consulting services revenues were $696,000, $621,000 and $922,000 in 2006, 2005 and 2004, respectively, representing an increase of $75,000, or 12.1% from 2005 to 2006 and a decrease of $301,000, or 32.7% from 2004 to 2005. Services revenue accounted for 1.3% of total revenues in 2006, 3.1% of total revenues in 2005 and 6.9% of total revenues in 2004. We have reduced our focus on consulting services, which was announced in the first quarter of 2002, due to the decrease in demand for such services.
Cost of Revenues and Gross Margin
     Cost of Product Revenues. Cost of product revenues was $20.0 million, $3.8 million and $2.5 million in 2006, 2005 and 2004, respectively, representing an increase of $16.2 million, or 423.6% from 2005 to 2006 and an increase of $1.3 million, or 50.9%, from 2004 to 2005. Product gross margin as a percentage of product net revenue was 62.8% for 2006 as compared to 80.6% for 2005 and 79.6% for 2004. Cost of Revenues for the 2006 includes $1.1 million of amortization of intangibles associated with acquisitions as compared to $534,000 in 2005 and $0 in 2004. In addition, there is $33,000 of stock compensation expense included in 2006 which is not present in the earlier years. Factoring out these costs product gross margin was 64.9% in 2006 and 83.3% in 2005. The 18.4% decrease in pro-forma product gross margin percentage from 2005 to 2006 is attributed to the increased sales of lower margin Music Kits. The 4.3% pro-forma increase from 2004 to 2005 is attributed to increased sales of higher margin PC card software product versus lower margin Mobile Office Kit products.
     Direct costs of revenues consist primarily of CD replication costs, and the cost of music kit components which include ear phones and a cable that connects the handheld device to the PC. We use a variety of providers located in China, Korea and the United States. We consider CD replication, ear phones and cables to be commodities with little or no risk to supplier fluctuations. We also purchase proprietary cables from Motorola and generic OEM cables from a variety of suppliers.
     Cost of Service Revenues. Cost of service revenues was $270,000, $285,000 and $380,000 in 2006, 2005 and 2004, respectively, representing a decrease of $15,000, or 5.3% from 2005 to 2006 and a decrease of $95,000, or 25.0% from 2004 to 2005. Cost of Service revenue as a percentage of Service revenues was 61.2% in 2006, 54.1% in 2005 and 41.2% in 2004. Cost of service revenues includes the cost of our consulting personnel and the cost of any outside consultants contracted to support our staff and vary by contract.

Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Years Ended December 31,
	2006		2005		2004
Operating expenses:
Selling and marketing	$9,057	16.6%	$3,410	16.8%	$1,519	11.4%
Research and development	7,899	14.5%	3,963	19.6%	2,556	19.2%
General and administrative	8,467	15.6%	4,621	22.8%	2,868	21.5%

Total operating expenses	$25,423	46.7%	$11,994	59.2%	$6,943	52.1%

     Selling and Marketing. Selling and marketing expenses were $9.1 million, $3.4 million and $1.5 million in 2006, 2005 and 2004, respectively, representing an increase of $5.6 million, or 165.6%, from 2005 to 2006 and an increase of $1.9 million, or 124.5%, from 2004 to 2005. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. While most of the increases in selling and marketing expenses in both years were due to the Allume acquisition, we also had a slight increase in headcount and increases in costs related to product collateral concept and design. Advertising expenses were $379,000, $223,000 and $47,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Selling and marketing expenses were 16.6%, 16.8% and 11.4% of revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Increases in selling and marketing expenses as a percentage of revenues in 2005 and 2006 were caused by the increase in costs as described above. Selling and marketing expenses include $483,000 of amortization expense related to acquisitions in 2006 and $236,000 in 2005 which was not present in 2004. In addition, 2006 selling and marketing expenses include $2.1 million of stock based compensation expense, not included in the prior years. Factoring out amortization and stock based compensation costs, selling and marketing expenses were 11.9% of revenues in 2006 and 15.7% in 2005 due to the increases in revenues over the periods.
     Research and Development. Research and development expenses were $7.9 million, $4.0 million and $2.6 million in 2006, 2005 and 2004, respectively, representing increases of $3.9 million, or 99.3% from 2005 to 2006 and $1.4 million, or 55.0%, from 2004 to 2005. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, multi-media, and compression software technologies. The increase in our research and development expenses in each year was primarily due to the development of new wireless products that were released during the periods, with an accompanying increase in headcount and a refocus of engineering resources from consulting projects to development. Beginning in 2005, the key driver to increased R&D expense was the acquisition of Allume Systems on July 1, 2005 and PhoTags, Inc. on April 3, 2006 along with the associated engineering staffs. Research and development expenses were 14.5%, 19.6% and 19.2% of revenues in the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, research and development expenses include $1.1 million of stock based compensation expenses not present in previous years. Factoring out this expense, research and development expenses were 12.5% of net revenues in 2006. The decrease in research and development expenses as a percentage of revenues from 2005 to 2006 is due to the significant increase in revenues during the period.
     General and Administrative. General and administrative expenses were $8.5 million, $4.6 million and $2.9 million in 2006, 2005 and 2004, respectively, representing increases of $3.8 million, or 83.2% from 2005 to 2006 and $1.8 million, or 61.1%, from 2004 to 2005. The increases in general and administrative expenses are primarily due to the acquisition of Allume Systems on July 1, 2005 and the assumption of Allume G&A staff and certain integration costs. General and administrative expenses were 15.5%, 22.8% and 21.5% of net revenues in the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in general and administrative expenses as a percentage of revenues from 2005 to 2006 is due to the increase in revenues, partially offset by the absolute dollar increase in expenses. In 2006, general and administrative expenses include $2.3 million of stock based compensation expense and $335,000 write off of goodwill related to our Services segment which were not present in previous years. Factoring out these expenses, general and administrative expenses were 10.8% of net revenues in 2006. The decrease in general and administrative expenses as a percentage of revenues from 2005 to 2006 is due to the significant increase in revenues during the period.
     Interest Income. Interest income was $1.4 million, $667,000 and $53,000 in 2006, 2005 and 2004, respectively, representing increases of $736,000, or 110.3% from 2005 to 2006 and $614,000, or 1,158.5% from 2004 to 2005. The differences in our interest income are directly related to the fluctuations in our cash balances during the periods and changing interest rates. We have not changed our investment strategy during the periods being reported, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this report.)
     Provision for Income Taxes. The provision for income taxes was $1.2 million, $104,000 and $71,000 in 2006, 2005 and 2004, respectively. The provision in 2006 relates to the release of the valuation allowance previously recorded against our deferred tax assets. The provision in 2005 and 2004 relates to alternative minimum tax liability.
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
     On December 14, 2006, we completed a fully marketed secondary, issuing 4,000,000 shares of our common stock, $0.001 par value, at a price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59,000,000 before deducting commissions and other expenses. Offering costs related to the transaction totaled $4,002,000, comprised of $3,304,000 in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $54,998,000.
     Net cash provided by operations was $14.8 million in 2006 and $2.5 million in 2005. The primary source of operating cash in both periods was the net income and the increase in accounts payable and accrued liabilities, offset by the collection of accounts receivable.
     Cash flows used in investing activities were $2.6 million in 2006 and $11.0 million in 2005. In 2006, $2.2 million was used for the acquisition of PhoTags, Inc. and $362,000 for capital expenditures. In 2005, $10.9 million was used for the purchase of Allume in July, 2005 as well as $142,000 for other capital expenditures. Our capital expenditures in both periods consisted of the purchase of computers and other office equipment.
     We received $4.2 million in cash from the exercise of employee stock options in 2006 compared to $369,000 in 2005.

     At December 31, 2006, we had $92.6 million in cash and cash equivalents and $98.8 million of working capital. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
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
     As of December 31, 2006, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$2,006	$679	$1,141	$186	$—
Purchase Obligations	332	332

Total	$2,338	$1,011	$1,141	$186	$—

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

     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. We have few multiple elements agreement for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2.
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
     Goodwill — We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill associated with our services sector, or $335,000. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. The amount of the write off is included in general and administrative expenses. We determined that we did not have any impairment of goodwill as related to the products sector at December 31, 2006. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.

     Deferred Income Taxes - We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. At the end of 2005, we had a full valuation allowance on our deferred tax assets. Based on our assessment of all available evidence, we concluded that it is more likely than not that our deferred tax assets will be fully realized in the future. This conclusion is based primarily on our improving financial performance and projected income in the future years. As a result, we released all of our valuation allowance in 2006. The release of the valuation allowance decreased our tax expense in 2006.
     Stock-Based Compensation — We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment.
Recent Accounting Pronouncements
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
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 effective January 1, 2007. Based on a preliminary analysis, we believe that the adoption of FIN 48 will not have a material impact on our results of operation and financial position.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents. At December 31, 2006, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.
     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 2006.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:
2006	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$9,885	$12,555	$14,801	$17,228
Gross Profit	6,586	7,250	8,711	11,663
Operating Income	1,627	851	2,137	4,172
Net Income	$1,812	$1,083	$2,450	$3,611

Net Income Per Share, Basic	$0.08	$0.05	$0.10	$0.14

Weighted Average Shares Outstanding, Basic	22,303	23,635	24,123	24,930

Net Income Per Share, Diluted	$0.07	$0.04	$0.09	$0.14

Weighted Average Shares Outstanding, Diluted	24,284	25,598	25,794	26,687

	Three Months Ended:
2005	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net Revenues	$2,030	$3,330	$6,896	$8,002
Gross Profit	1,685	2,785	5,731	5,954
Operating (Loss) Income	(228)	558	1,763	2,068
Net (Loss) Income	$(128)	$764	$1,877	$2,211

Net (Loss) Income Per Share, Basic	$(0.01)	$0.04	$0.09	$0.10

Weighted Average Shares Outstanding, Basic	19,665	21,584	22,016	22,106

Net (Loss) Income Per Share, Diluted	$(0.01)	$0.03	$0.08	$0.09

Weighted Average Shares Outstanding, Diluted	19,665	22,713	23,222	23,900

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
Item 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information related to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Management recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct. The Company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

     To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.
Management’s Process to Assess the Effectiveness of Internal Control Over Financial Reporting
     Management’s conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. (shown in italics below), and is based on, but not limited to, the following:
•	Documentation of entity-wide controls establishing the culture and “tone-at-the-top” of the organization, in support of the Company’s Control Environment, Risk Assessment Process, Information and Communication policies and the ongoing Monitoring of these control processes and systems.

•	An evaluation of Control Activities by work process. Key controls and compensating controls were documented and tested by each work process within the Company, including controls over all relevant financial statement assertions related to all significant accounts and disclosures. Internal control deficiencies were identified and prioritized, and appropriate remediation action plans were defined, implemented and retested.

•	A centralized review and analysis of all internal control deficiencies across the enterprise to determine whether such deficiencies, either separately or in the aggregate, represented a significant deficiency or material weakness.

•	An evaluation of any changes in work processes, systems, organization or policy that could materially impact internal control over financial reporting.
     Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2006, such internal control is effective. In making this assessment, management used the criteria set forth by COSO. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Singer Lewak Greenbaum & Goldstein LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     (b) Changes in Internal Controls. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth certain information regarding our executive officers as of March 1, 2007.

Name	Age	Position
William W. Smith, Jr.	59	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	45	Chief Financial Officer
David P. Sperling	38	Vice President and Chief Technical Officer
Jonathan Kahn	49	Senior Vice President
William R. Wyand	59	Vice President, Wireless and OEM Sales
Christopher G. Lippincott	36	Vice President, Operations
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
     Mr. Schmidt joined the Company in June 2005 and serves as the Company’s Chief Financial Officer. Prior to joining Smith Micro, Mr. Schmidt was the Chief Financial Officer of Genius Products, Inc., a publicly traded entertainment company from August 2004 to June 2005. From April 2003 to June 2004, he was Vice President (Finance) and acting Chief Accounting Officer of Peregrine Systems, Inc., a publicly held provider of enterprise level software then in Chapter 11 reorganization. From July 2000 to January 2003, he was Executive Vice President and Chief Financial Officer of Mad Catz Interactive, Inc., a publicly traded provider of console video game accessories. He holds a B.B.A. in Finance from the University of Texas and an M.S. in Accountancy from San Diego State University.
     Mr. Sperling joined us in April 1989 and has been our Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has three patents pending for various telephony and Internet technologies. Mr. Sperling holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.
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
     Mr. Lippincott joined us in 1993 as a senior sales representative. In 1998 he was appointed Director of North American Sales and in 2000 named General Manager of the Internet Solutions Division, as Vice President, Internet and Direct Sales in 2004 and then Vice President, Operations in 2007. Prior to joining Smith Micro, Mr. Lippincott held several retail sales positions. He attended the University of California at Berkeley majoring in business administration.
     Officers are elected by, and serve at the discretion of, the Board of Directors.
     For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which is hereby incorporated by reference.
     The section titled “Corporate Governance” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.
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

Item 11. EXECUTIVE COMPENSATION
     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.
Securities Authorized for Issuance Under An Equity Compensation Plan
     The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plans.

		Weighted Average
	Number of Shares to be	Exercise Price of	Number of Shares
	Issued Upon Exercise	Outstanding	Remaining Available
(In thousands, except per share amounts)	of Outstanding Options	Options	for Future Issuance

Equity Compensation Plan Approved by Shareholders (1)	2,518	$4.80	2,151
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	2,518	$4.80	2,151

(1)	The number of shares to be issued upson exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006.	S-1
     (3) Exhibits

Exhibit
No.	Title	Method of Filing

2.1	Stock Purchase Agreement, dated July 1, 2005, between Smith Micro Software, Inc. and International Microcomputer Software, Inc. (sole shareholder of Allume Systems, Inc.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2005.

2.2	Agreement and Plan of Merger, dated April 3, 2006, by and among Smith Micro Software, Inc., Tag Acquisition Corporation, Tag Acquisition Corporation II, Photags, Inc., Harry Fox, and certain stockholders of Photags, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006

2.3	Agreement and Plan of Merger, dated January 31, 2007, by and among Smith Micro Software, Inc., TEL Acquisition Corp., Ecutel Systems, Inc., John J. McDonnell, Jr. and certain stockholders of Ecutel Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2007.

Exhibit
No.	Title	Method of Filing

2.4	Asset Purchase Agreement, dated February 11, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc. and Insignia Solutions AB.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3*	2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Appendix A attached to the Definitive Proxy Statement for the 2005 Annual Meeting as filed June 10, 2005.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5*	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

Exhibit
No.	Title	Method of Filing

10.6*	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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

SMITH MICRO SOFTWARE, INC.

Date: March 30, 2007	By:	/s/ William W. Smith, Jr.

William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2007	By:	/s/ Andrew C. Schmidt

Andrew C. Schmidt,
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 30, 2007

/s/ Samuel Gulko Samuel Gulko	Director	March 30, 2007

/s/ Ted L. Hoffman Ted L. Hoffman	Director	March 30, 2007

/s/ William C. Keiper William C. Keiper	Director	March 30, 2007

/s/Gregory J. Szabo Gregory J. Szabo	Director	March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of
 Smith Micro Software, Inc.:
We have audited the consolidated balance sheet of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended, December 31, 2006, in conformity with U.S. Generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith Micro Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed in unqualified opinion on management’s assessment of the effectiveness of Smith Micro Software, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Smith Micro Software, Inc.’s internal control over financial reporting.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 16, 2007

To the Audit Committee
Smith Micro Software, Inc.
Aliso Viejo, CA 92656
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Smith Micro Software, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 16, 2007

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(In thousands, except share and per share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,564	$21,215
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $500 (2006) and $439 (2005)	9,828	6,786
Income tax receivable	122	—
Deferred tax asset — current	90	—
Inventories, net	857	530
Prepaid expenses and other current assets	308	556

Total current assets	103,769	29,087

EQUIPMENT AND IMPROVEMENTS, net	417	241
INTANGIBLE ASSETS, net	3,788	4,093
DEFERRED TAX ASSET — LONG TERM	7,786	—
GOODWILL	15,266	9,288
OTHER ASSETS, net	—	7

	$131,026	$42,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,941	$2,383
Accrued liabilities	2,028	1,376

Total current liabilities	4,969	3,759

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 28,444,000 and 22,147,000 shares issued and outstanding	28	22
Additional paid-in capital	129,018	50,880
Accumulated deficit	(2,989)	(11,945)

Total stockholders’ equity	126,057	38,957

	$131,026	$42,716

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
(In thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
NET REVENUES:
Products	$53,773	$19,637	$12,394
Services	696	621	922

Total Net Revenues	54,469	20,258	13,316
COST OF REVENUES:
Products	19,989	3,818	2,530
Services	270	285	380

Total Cost of Revenues	20,259	4,103	2,910

GROSS PROFIT	34,210	16,155	10,406

OPERATING EXPENSES:

Selling and marketing	9,057	3,410	1,519
Research and development	7,899	3,963	2,556
General and administrative	8,467	4,621	2,868

Total operating expenses	25,423	11,994	6,943

OPERATING INCOME	8,787	4,161	3,463
INTEREST INCOME	1,403	667	53

INCOME BEFORE INCOME TAXES	10,190	4,828	3,516
INCOME TAX EXPENSE	1,234	104	71

NET INCOME	$8,956	$4,724	$3,445

NET INCOME PER SHARE, basic	$0.38	$0.22	$0.20

WEIGHTED AVG SHARES OUTSTANDING, basic	23,753	21,351	17,267

NET INCOME PER SHARE, diluted	$0.35	$0.21	$0.19

WEIGHTED AVG SHARES OUTSTANDING, diluted	25,330	22,806	18,412

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
(In thousands

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2003	17,011	$17	$25,687	$(20,114)	$5,590
Exercise of common stock options	1,000	1	1,995		1,996
Tax benefit related to the exercise of stock options			68		68
Net income				3,445	3,445

BALANCE, December 31, 2004	18,011	18	27,750	(16,669)	11,099
Issuance of common stock in private placement	3,500	4	20,782		20,786
Issuance of common stock in Allume acquisition	398		1,858		1,858
Exercise of common stock options	238		369		369
Tax benefit related to the exercise of stock options			20		20
Non cash compensation recognized on stock options			101		101
Net income				4,724	4,724

BALANCE, December 31, 2005	22,147	22	50,880	(11,945)	38,957
Issuance of common stock in secondary offering, net of offering costs	4,000	4	54,994		54,998
Issuance of common stock in PhoTags acquisition	385		4,730		4,730
Exercise of common stock options	1,462	2	4,185		4,187
Restricted Stock Grants	450		2,020		2,020
Tax benefit related to the exercise of stock options and release of valuation allowance			9,567		9,567
Non cash compensation recognized on stock options			2,642		2,642
Net income				8,956	8,956

BALANCE, December 31, 2006	28,444	$28	$129,018	$(2,989)	$126,057

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
(In thousands)

	Years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,956	$4,724	$3,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,098	901	146
Provision for doubtful accounts and other adjustments to accounts receivable	468	573	112
Tax benefit related to the exercise of stock options	1,781	20	68
Non cash stock compensation expense	4,662	101	—
Release of tax valuation allowance	7,786	—	—
Change in operating accounts:
Accounts receivable	(3,510)	(4,513)	(1,395)
Deferred Income Taxes	(8,376)	—	—
Income tax receivable	(122)	35	(35)
Inventories	(327)	(246)	(25)
Prepaid expenses and other assets	174	(109)	(30)
Accounts payable and accrued liabilities	1,160	978	732

Net cash provided by operating activities	14,750	2,464	3,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PhoTags, Inc., net of cash acquired	(2,224)	—	—
Acquisition of Allume Systems, Inc., net of cash acquired	—	(10,896)	—
Capital expenditures	(362)	(142)	(102)

Net cash used in investing activities	(2,586)	(11,038)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	54,998	20,786	1,996
Proceeds from exercise of stock options	4,187	369	—

Net cash provided by financing activities	59,185	21,155	1,996

NET CHANGE IN CASH & CASH EQUIVALENTS	71,349	12,581	4,912
CASH AND CASH EQUIVALENTS, beginning of year	21,215	8,634	3,722

CASH AND CASH EQUIVALENTS, end of year	$92,564	$21,215	$8,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the year for income taxes	$203	$42	$38

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
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
On April 5, 2006, the Company acquired PhoTags, Inc. (“PhoTags”), a Delaware Corporation with offices in Jerusalem, Israel (see Note 2). PhoTags is a leading developer and marketer of revolutionary photo and music management technology. The company’s pioneering product suite known as Active Images turns any JPEG file into a self-contained multimedia messaging system, allowing users to send text messages, music, sound files, documents and more — all in a single JPEG file. Among PhoTags’ product suite was Music Express, now known as QuickLink Music, an innovative music management solution which assists users to enhance the media-rich capabilities of listening to music on their PCs. QuickLink Music allows users to simplify managing their music files, buy music from an online store and manage music files on a PC. PhoTags Inc.’s patented Active Images technology is designed to easily add any type of metadata or media file to a JPEG Image. Watermarks, forms, text messages, music, links to Internet sites, voice recordings, portable digital wallet information, and even videos can all be stored in a JPEG image, and accessed on any device that has the Active Image thin client application installed. This technology plays directly into Smith Micro’s strategy of broadening its wireless product offerings and provides for the first time that carriers and handset manufacturers can provide enhanced music and photo management technology that can reside directly in the handset and on a consumer’s PC. In addition to broadening Smith Micro’s family of mobility products, the PhoTags acquisition will help expand Smith Micro’s ability to serve OEM customers in Europe and Asia through an international sales and support office based in Jerusalem, Israel that is now renamed Smith Micro Software, Israel.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
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
Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are primarily held in one financial institution and are uninsured except for minimum FDIC coverage. As of December 31, 2006 and December 31, 2005, balances totaling approximately $93.1 million and $21.4 million, respectively, were uninsured. All have original maturity dates of three months or less.
Accounts Receivable - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and have also been within management’s estimates.
Inventories - Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements. At December 31, 2006 our inventory balance consisted of approximately $95,000 in assembled products and $762,000 million of components.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2006.
Goodwill - The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, the Company is no longer required to amortize goodwill. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill allocated to the services sector, or $335,000. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. The amount of the write off is included in general and administrative expenses. We determined that we did not have any impairment of goodwill associated with the products sector at December 31, 2006.
Revenue Recognition - Software revenue is recognized in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate its software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors are made on a consignment basis. Revenue for consignment sales is not recognized until sell through to the final customer has occurred. The Company has few multiple elements agreement for which the Company has contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2.
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
Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2006, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
Sales Incentives - Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. Total rebates were $307,000, $193,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.
Advertising Expense - Advertising costs are expensed as incurred. Advertising expenses were $379,000, $223,000 and $47,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reversed all of its valuation allowance on its deferred tax assets during the year ended 2006 as a result of the Company’s improving financial performance and projected income in future years.
Stock-Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the year ended December 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
compensation expense related to stock options and restricted stock grants was $5.5 million for the year ended December 31, 2006, and was recorded in the financial statements as follows (in thousands):

2006
Cost of Goods Sold	$33
Selling and Marketing	2,077
Research and Development	1,088
General and Administrative	2,269

Total Stock Compensation Expense	$5,467

The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 84.1% for grants issued in 2006; weighted average risk-free interest rate of 4.86% in the year ended December 31, 2006; and no dividends during the expected term.
In the year ended December 31, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, 400,000 shares of Restricted Stock, with a total value $4.3 million, were granted to key officers and employees of the Company. This cost will be amortized over 24 months.
During the years ended December 31, 2005 and December 31, 2004, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. In addition, there was no compensation expense for restricted stock grants as the Company had not issued any restricted stock prior to 2006. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per share would have been as follows:
SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006

	Year Ended December 31,
	2005	2004
(in thousands, except per share data)
Net income, as reported	$4,724	$3,445
Less total stock based compensation	(1,582)	(308)

Pro forma net income	$3,142	$3,137

Income per Common Share
As reported, Basic	$0.22	$0.20
As reported, Diluted	$0.21	$0.19
Pro forma, Basic	$0.15	$0.18
Pro forma, Diluted	$0.14	$0.17

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 to 48 months following grant date; stock volatility, 85% and 127% for grants issued in 2005 and 2004, respectively; risk-free interest rates of 3.98% and 3.47% for 2005 and 2004, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
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
Comprehensive Income - Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2006, 2005 and 2004, there was no difference between net income and comprehensive income.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.
New Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for the Company on January 1, 2007. The Company is still assessing the impacts of the adoption of FIN 48. Based on a preliminary analysis, management believes that the adoption of FIN 48 will not have a material impact on its results of operations and financial position.
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
IN THE PERIOD ENDED DECEMBER 31, 2006
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
2. ACQUISITION OF PHOTAGS INC.
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
In connection with the Merger, the Company acquired the underlying technology of PhoTags, Inc. which includes patented JPEG enhancements. As a result, the Company paid approximately $2,000,000 to PhoTags, Inc. who paid their existing liabilities at closing, and issued 384,897 shares of the Company’s common stock with an aggregate fair market value of $4,730,384 (based on a closing share price on the closing date, April 5, 2006, of $12.29) as consideration for the purchase of all of the outstanding shares of PhoTags. In addition, the Company agreed to pay an earn-out payment of up to an additional $3,500,000 in the Company’s common stock, if the PhoTags business line achieves certain milestones at the end of the 15-month earn-out period beginning April 1, 2006. As of December 31, 2006, approximately $1.7 million in Wireless & OEM revenues have been attributed to the acquisition toward the earn-out goal of $4.2 million. The Company estimates that $226,000 in direct cash costs (legal and professional services) and $77,000 of non-cash direct costs were incurred to close the transaction.
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
IN THE PERIOD ENDED DECEMBER 31, 2006
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
The total purchase price is summarized as follows (in thousands):

Cash consideration	$2,000
Common stock	4,730
Deferred taxes	500
Acquisition related costs — cash	226
Acquisition related costs — non cash	76

Total purchase price	$7,532

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$2
Accounts Receivable, net	3
Intangible Assets	1,265
Goodwill	6,312

Total Assets	7,582

Liabilities:
Accrued Liabilities	50

Total Liabilities	50

Total purchase price	$7,532

The pro-forma effect of the acquisition on historical results of operations is not material and therefore is not included.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
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
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
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
IN THE PERIOD ENDED DECEMBER 31, 2006
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

Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $1.5 million and $608,000 for the proforma periods ending December 31, 2004 and 2005, respectively .

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
4. EQUIPMENT AND IMPROVEMENTS
Equipment and improvements consist of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$1,187	$906
Leasehold improvements	443	362
Office furniture and fixtures	72	72

	1,702	1,340

Less accumulated depreciation and amortization	(1,285)	(1,099)

	$417	$241

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the acquired intangible assets by major asset class:

	Useful	December 31, 2006			December 31, 2005
	Life		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	3	$2,260	$(2,260)	$—	$2,260	$(2,260)	$—

Capitalized Software	4 - 5	3,849	(1,621)	2,228	2,649	(534)	2,115

Distribution Rights	5	482	(208)	274	482	(76)	406

Customer Lists	5	923	(276)	647	923	(92)	831

Trademarks	10	809	(196)	613	809	(68)	741

Customer Agreements	1.5	65	(39)	26	—	—	—

Totals		$8,388	$(4,600)	$3,788	$7,123	$(3,030)	$4,093

Aggregate amortization expense on intangible assets was approximately $1,570,000, $770,000 and $40,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Expected future amortization expense is as follows: $1,696,000 for the year 2007, $1,121,000 for the year 2008, $522,000 for the year 2009 and $449,000 thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over four years for Capitalized Software and 18 months for Customer Agreements.
At December 31, 2006, upon review of the goodwill the Company elected to write off all goodwill allocated to the consulting portion of its services sector, or $335,000. The consulting portion of its services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. The amount of the write off is included in general and administrative expenses. The Company determined that it did not have any impairment of goodwill associated with the products sector at December 31, 2006.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
The carrying amount of the Company’s goodwill was $15,266,000 as of December 31, 2006 and $9,288,000 as of December 31, 2005. The Company’s reporting units are equivalent to its operating segments. At December 31, 2006 and 2005, the amount of goodwill allocated to the products segment is $15,266,000 and $8,953,000, respectively and the amount of goodwill allocated to the services segment is $0 and $335,000, respectively.
6. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Salaries and benefits	$1,478	$1,055
Royalties	270	180
Marketing expenses and rebates	189	103
Deferred revenue	78	—
Other	13	38

	$2,028	$1,376

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
7. INCOME TAXES
A summary of the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$23	$100	$68
State	—	4	3

	23	104	71

Deferred:
Federal	(58)	1,286	1,025
State	(33)	(197)	427
Tax benefit related to exercise of stock options and release of valuation allowance	9,567	—	—
Purchase price adjustment — PhoTags	(500)	—	—
Other adjustments	21	—	—
Change in valuation allowance	(7,786)	(1,089)	(1,452)

	1,211	0	0

	$1,234	$104	$71

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate (35%) to the income (loss) before income taxes is as follows:

	December 31,
	2006	2005	2004
Federal statutory rate	34%	35%	35%
State tax, net of federal benefit	6	3	—
Nondeductible expense related to acquired intangibles	—	—	—
Other	3	(1)	(1)
Change in valuation allowance	(31)	(35)	(32)

	12%	2%	2%

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Various reserves	$91	$107
Nondeductible accruals	128	204
State taxes	(592)	(587)
Prepaid expenses	(156)	(99)
Credit carryforwards	1,697	1,687
Net operating loss carryforwards	6,091	6,118
Fixed assets	57	48
Amortization	831	265
Identifiable intangibles acquired	(537)	—
Equity based compensation	216	—
Other	50	43

Subtotal	7,876	7,786
Valuation allowance	0	(7,786)

	$7,876	$0

The Company has federal and state net operating loss carryforwards of approximately $14,900,000 and $11,900,000, respectively, at December 31, 2006. These federal and state net operating loss carryforwards will expire in 2007 through 2026.
In addition, the Company has federal and state tax credit carryforwards of approximately $1,115,000 and $581,000, respectively, at December 31, 2006. These tax credits will begin to expire in 2010.
As of December 31, 2005 the Company had recorded a valuation allowance to fully reserve its net deferred tax assets based on the Company’s assessment that the realization of the deferred tax assets did not meet the “More likely than not” criterion under SFAS No. 109, Accounting for Income Taxes. The Company reversed all of its valuation allowance on its deferred tax assets during the year ended December 31, 2006 as a result of the Company’s improving financial performance and projected income in the future years.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
8. COMMITMENTS AND CONTINGENCIES
Leases - The Company has non-cancelable operating leases for its building facilities in Aliso Viejo, California and Watsonville, California, which expire in May 2009 and September 2010, respectively. The Company also leases space for its facility in Lee’s Summit, Missouri on a month to month basis. Future minimum rental commitments consist of the following (in thousands):

Year ending December 31:
2007	$679
2008	703
2009	438
2010	186

Total	$2,006

Total rent expense was $573,000, $492,000 and $480,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
IN THE PERIOD ENDED DECEMBER 31, 2006
certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
9. SEGMENT INFORMATION
The Company currently operates in two business segments: products and services. In addition, revenues are classified into three markets, Wireless and OEM sales, Consumer sales, and Enterprise sales. Our Enterprise market includes software product sales as well as consulting, fulfillment and hosting revenue.
The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues.
The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2006		2005		2004
	Products	Services	Products	Services	Products	Services
Wireless & OEM	$43,419	$—	$13,982	$—	$11,424	$—
Consumer	10,019	—	5,460	—	746	—
Enterprise	335	696	195	621	224	922

Total Revenues	53,773	696	19,637	621	12,394	922
Cost of revenues	19,989	270	3,818	285	2,530	380

Gross Profit	$33,784	$426	$15,819	$336	$9,864	$542

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included one OEM customer at 74.4% in 2006, 57.1% in 2005, and 68.4% in 2004. Accounts receivable from this customer was $6.6 million at December 31, 2006, $4.6 million at December 31, 2005 and $1.7 million at December 31, 2004. A decision by this customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from this customer could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
10. PROFIT SHARING
The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $125,000, $65,000, and $54,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
11. STOCK-BASED COMPENSATION
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
Stock option activity under the Plan is as follows:

		Weighted
		average	Aggregate
	Number	exercise	Intrinsic
	of options	price	Value
OUTSTANDING, December 31, 2003
(1,140 options, exercisable at a weighted average exercise price of $2.43)	1,911,000	$1.62
Granted (weighted average fair value of $1.70)	922,000	$1.95
Exercised	(1,000,000)	$2.00
Canceled	(34,000)	$1.74

OUTSTANDING, December 31, 2004
(479,000 options, exercisable at a weighted average exercise price of $2.12)	1,799,000	$1.58
Granted (weighted average fair value of $2.75)	2,371,000	$4.94
Exercised	(238,000)	$1.55
Canceled	(76,000)	$5.22

OUTSTANDING, December 31, 2005
(898,000 options, exercisable at a weighted average exercise price of $1.85)	3,856,000	$3.57
Granted (weighted average fair value of $2.75)	266,000	$11.69
Exercised	(1,462,000)	$2.86
Canceled	(142,000)	$4.39

OUTSTANDING, December 31, 2006	2,518,000	$4.80	$23,654,000

Exercisable at December 31, 2006	914,000	$3.91	$9,389,000

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
Additional information regarding options outstanding as of December 31, 2006 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24 - $0.50	124,000	5.8	$0.25	123,000	$0.25
$0.51 - $1.00	6,000	4.2	$0.88	6,000	$0.88
$1.01 - $2.00	518,000	7.4	$1.90	186,000	$1.89
$2.01 - $4.00	35,000	7.7	$3.49	33,000	$3.55
$4.01 - $5.00	1,517,000	8.6	$4.95	512,000	$4.95
$5.01 - $16.00	318,000	9.2	$10.79	54,000	$9.93

	2,518,000	8.3	$4.80	914,000	$3.91

During the year ended December 31, 2006 approximately 1,462,000 options have been exercised with an intrinsic value of $16.6 million, resulting in cash proceeds to the Company of $4.2 million. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $7.13. At December 31, 2006 there was $4.5 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At December 31, 2006, 2,151,000 shares were available for future grants under the Stock Option Plan.
12. RELATED PARTY TRANSACTIONS
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
In conjunction with the severance agreement, entered into in June 2005, with Robert Scheussler, the former CFO, the Company recognized approximately $230,000 in

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
severance related costs which is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2005. As per the agreement, Mr. Scheussler will continue to provide services to the Company as a consultant and, under the terms of the Company’s Stock Option Plan, will continue to vest in his existing, unvested option grants (which were not modified) totaling 108,333 options. The unvested portion of these option grants were valued by the Company at approximately $424,000 on July 1, 2005, utilizing the Black Scholes option pricing model. With respect to Mr. Scheussler’s employee stock option agreements, the Company expensed approximately $41,000 and $101,000 in the years ended December 31, 2006 and December 31, 2005, respectively.
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
13. EQUITY TRANSACTIONS
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
IN THE PERIOD ENDED DECEMBER 31, 2006
growth through increased working capital, expansion of existing businesses and other corporate purposes.
On December 14, 2006, the Company completed a fully marketed secondary, issuing 4,000,000 shares of our common stock, $0.001 par value, at a price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59,000,000 before deducting commissions and other expenses. Offering costs related to the transaction totaled $4,002,000, comprised of $3,304,000 in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $54,998,000 as of December 31, 2006. On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in estimated net proceeds of $5,388,000 to the Company.
14. SHARES SUBJECT TO RESCISSION (UNAUDITED)
Under our 1995 Stock Option / Stock Issuance Plan and 2005 Stock Option / Stock Issuance Plan (the “Plans”), the Company granted options to purchase shares of common stock to certain of our employees, directors and consultants. The issuances of common stock upon exercise of options that were granted under these Plans between March 2005 and August 2006 may not have been exempt from qualification under certain state securities laws and, as a result, the Company may have potential liability to the individuals who exercised these options.
The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of stockholders’ equity is required, regardless of how remote the redemption event may be. However, during the relevant period for which the Plans were not in compliance with certain state securities laws, all of the individuals who exercised options sold all of the shares underlying the options exercised. As such, the Company does not feel that there is a material exposure for rescission of issued shares to those who exercised stock options as they had subsequently sold their shares and at a value greater than the option strike price and no longer hold the shares.
In addition to shares of common stock which were issued upon option exercises, certain option grants made under the Plans between March 2005 and August 2006 which have not yet been exercised may not have been exempt from qualification under certain state securities laws. As a result, we may have potential liability to the individuals who received those option grants but who have not yet exercised those options. We may in the future choose to make a rescission offer to the holders of these outstanding options to give them the opportunity to rescind the grant of their options in exchange for a cash payment.
Prior to the implementation of SFAS 123(R) in January 2006, the Company accounted for share options under APB 25. Since all of the options under the Plans were granted at fair market value at the time of grant, no expense is recorded in our financial statements related to options that were vested prior to January 1, 2006. Under SFAS 123 (R), the first quarter results of 2006 included expense related to options that were granted prior to January 1, 2006 but had not vested at that date. Accordingly, no provision is made in our financial statements for options that were vested as of January 1, 2006, that were granted under the Plans which are not yet exercised, but may be subject to a rescission offer, if and when made. Should any optionees accept the rescission offer and put their options back to the Company, the Company will reflect such offer in our financial statements at that time.
As of March 16, 2007, assuming every eligible holder of unexercised options granted under the Plans during the period in question were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would not be material to our financial condition. Management feels that acceptance of a rescission offer, if made, would be remote, since the weighted average exercise price of these options which were outstanding at March 16, 2007 was $6.40 per share and the market price of the Company’s stock was trading at a significantly higher price.
15. SUBSEQUENT EVENTS
Acquisition of Ecutel Systems, Inc.
On February 9, 2007, the Company, TEL Acquisition Corp., a wholly-owned subsidiary of the Company, Ecutel Systems, Inc., John J. McDonnell, Jr. and the Principal Stockholders of Ecutel consummated the merger of Ecutel with and into Acquisition Co. pursuant to the terms of that certain Agreement and Plan of Merger dated as of January 31, 2007.
In connection with the Merger, all outstanding shares of capital stock of Ecutel were converted into the right to receive a portion of the merger consideration. The aggregate merger consideration paid by the Company in connection with the Merger was $8,000,000 in cash, of which $1,000,000 is being withheld as security for satisfaction of certain indemnification obligations pursuant to the terms of the Merger Agreement. The consideration for and the other terms and conditions of the Merger were determined by arms-length negotiations between the Company, Ecutel and the Principal Stockholders of Ectuel.
Intent to Acquire Insignia Solutions, plc.
On February 11, 2007 the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets of Insignia Solutions, including its mobile device management business. The agreement is anticipated to close early in the second quarter.
Restricted Stock Grant.
On February 19, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to directors of the Company. This cost will be amortized over

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
12 months. In addition, 420,000 shares of Restricted Stock, with a total value of $5.3 million, were granted to officers and key employees of the Company. This cost will be amortized over 24 months.
Stock Option Grants.
As of March 14, 2007, a total of 2,153,500 options have been granted with a weighted average exercise price of $13.55. All options will vest over a four year period.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2006	$439	$468	$(407)	$500
2005	137	573	(271)	439
2004	33	112	(8)	137

(1)	Other adjustments relate principally to sales returns.

S-1

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing

2.1	Stock Purchase Agreement, dated July 1, 2005, between Smith Micro Software, Inc. and International Microcomputer Software, Inc. (sole shareholder of Allume Systems, Inc.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2005.

2.2	Agreement and Plan of Merger, dated April 3, 2006, by and among Smith Micro Software, Inc., Tag Acquisition Corporation, Tag Acquisition Corporation II, Photags, Inc., Harry Fox, and certain stockholders of Photags, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006

2.3	Agreement and Plan of Merger, dated January 31, 2007, by and among Smith Micro Software, Inc., TEL Acquisition Corp., Ecutel Systems, Inc., John J. McDonnell, Jr. and certain stockholders of Ecutel Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2007.

2.4	Asset Purchase Agreement, dated February 11, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc. and Insignia Solutions AB.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3*	2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Appendix A attached to the Definitive Proxy Statement for the 2005 Annual Meeting as filed June 10, 2005.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5*	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

Exhibit
No	Title	Method of Filing

10.6*	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.