Form 10-K/A
period 2006-12-31
SMITH MICRO SOFTWARE INC
filed 2007-04-05
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission File Number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0029027 (I.R.S. Employer Identification Number)

51 Columbia, Suite 200, Aliso Viejo, CA (Address of principal executive offices)	92656 (Zip Code)

Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value (Title of each class)	The NASDAQ Stock Market LLC (NASDAQ Global Market) (Name of each exchange on which registered)

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

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
     The undersigned registrant hereby amends its Annual Report on Form 10-K for the period ended December 31, 2006 solely for the purpose of providing corrected certifications pursuant to Exchange Act Rule 13a-14(a). Such certifications have been corrected by inserting the references to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that were inadvertently omitted from the introductory sentence of paragraph 4 and from subparagraph (B) of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.
     This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K for the period ended December 31, 2006 and, other than as described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
Date: April 5, 2007	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2007	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 5, 2007

/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2007

/s/ Thomas G. Campbell Thomas G. Campbell	Director	April 5, 2007

/s/ Samuel Gulko Samuel Gulko	Director	April 5, 2007

/s/ Ted L. Hoffman Ted L. Hoffman	Director	April 5, 2007

/s/ William C. Keiper William C. Keiper	Director	April 5, 2007

/s/Gregory J. Szabo Gregory J. Szabo	Director	April 5, 2007

EXHIBIT INDEX

Exhibit
No	Title	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith