Form 10-Q
period 2007-03-31
SMITH MICRO SOFTWARE INC
filed 2007-05-10
CIK 948708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007

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
YES ☐ NO ☑
     As of April 25, 2007 there were 29,631,649 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

     PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2007	2006 (A)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,046	$92,564
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $483 (2007) and $500 (2006)	9,095	9,828
Income Tax Receivable	122	122
Deferred Tax Asset	90	90
Inventories, net of reserves for obsolete inventory of $115 (2007) and $82 (2006)	622	857
Prepaid expenses and other current assets	640	308

Total current assets	104,615	103,769

Equipment and improvements, net	505	417
Goodwill	24,501	15,266
Intangible assets, net	6,149	3,788
Deferred Tax Asset	6,191	7,786

Total assets	$141,961	$131,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,294	$2,941
Accrued liabilities	2,990	2,028

Total current liabilities	5,284	4,969

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 29,632,000 and 28,444,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	30	28
Additional paid-in capital	137,794	129,018
Accumulated deficit	(1,147)	(2,989)

Stockholders’ equity	136,677	126,057

Total liabilities and stockholders’ equity	$141,961	$131,026

(A)	DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2006 SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
NET REVENUES	$17,667	$9,885

COST OF REVENUES	5,679	3,299

GROSS PROFIT	11,988	6,586

OPERATING EXPENSES:
Selling and marketing	3,459	1,873
Research and development	2,723	1,677
General and administrative	3,595	1,409

Total operating expenses	9,777	4,959

OPERATING INCOME	2,211	1,627

INTEREST INCOME	1,226	224

INCOME BEFORE INCOME TAXES	3,437	1,851

INCOME TAX EXPENSE	1,595	39

NET INCOME	$1,842	$1,812

NET INCOME PER SHARE, basic	$0.06	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	29,051	22,303

NET INCOME PER SHARE, diluted	$0.06	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	30,684	24,284

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2006	28,444	$28	$129,018	$(2,989)	$126,057

Exercise of common stock options (unaudited)	331	—	1,198	—	1,198

Issuance of common stock in secondary offering, net of offering costs (unaudited)	387	1	5,346	—	5,347

Non cash compensation recognized on stock options (unaudited)	—	—	1,075	—	1,075

Non cash compensation recognized on Restricted Stock (unaudited)	470	1	1,157	—	1,158

Net income (unaudited)	—	—	—	1,842	1,842

BALANCE, March 31, 2007 (unaudited)	29,632	$30	$137,794	$(1,147)	$136,677

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,842	$1,812
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of the acquisitions of PhoTags, Inc. and Ecutel Systems:
Depreciation and amortization	512	473
Provision for doubtful accounts and other adjustments to accounts receivable	102	145
Provision for slow moving inventory	39	10
Non cash compensation related to stock options & restricted stock	2,233	712
Change in operating accounts, net of effect from acquisition:
Accounts receivable	877	1,317
Deferred income taxes	1,595	—
Inventories	221	(848)
Prepaid expenses and other assets	(325)	55
Accounts payable and accrued liabilities	(470)	39

Net cash provided by operating activities	6,626	3,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Ecutel Systems, Inc., net of cash received	(8,038)	—
Acquisition of PhoTags, Inc., net of cash received	(3,500)	—
Capital expenditures	(151)	(137)

Net cash used in investing activities	(11,689)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	5,347	—
Cash received from exercise of stock options	1,198	1,218

Net cash provided by financing activities	6,545	1,218

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,482	4,796

CASH AND CASH EQUIVALENTS, beginning of period	92,564	21,215

CASH AND CASH EQUIVALENTS, end of period	$94,046	$26,011

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash paid for income taxes	$—	$46

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business — Smith Micro Software, Inc. and subsidiaries (“Smith Micro” or the “Company”) is a developer and marketer of communications and utilities software products and services. Our business model is based primarily upon developing and marketing innovative software solutions for the wireless industry. We sell our products and services to some of the world’s leading wireless companies as well as to consumers. Our products are primarily directed to wireless data connectivity, including wireless wide area network (WWAN) for CDMA/GPRS networks, and wireless local area network (WLAN) for Wi-Fi. We also provide software to manage music and other multimedia content, including photo and full motion video, on mobile devices. We are also heavily involved in data compression, primarily focused on a unique way of compression to enable enhanced wireless communications. Our software products target the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile device manufacturers, as well as direct to the consumer. Smith Micro’s fundamental product design philosophy is to enhance, simplify, and streamline applications to ensure the best possible consumer experience. Since our inception in 1983, we have shipped over 60 million copies of our various software products.
     On February 7, 2007, the Company acquired Ecutel Systems, Inc. (“Ecutel”), a Delaware Corporation with offices in Herndon, Virginia (see Note 2). Ecutel is a pioneering developer of standards-based, secure enterprise mobility software solutions. The acquisition represents Smith Micro’s strategy to broaden the company’s product footprint and allow expansion into other high growth wireless security sectors. The integration of IPRoam from Ecutel with Smith Micro’s QuickLink Mobile Enterprise connection manager compliments our enterprise product base by providing customers with seamless network roaming in the most secure fashion.
     Basis of Presentation — The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2007, the consolidated results of its operations for the three months ended March 31, 2007 and 2006 and its consolidated cash flows for the three month periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of March 31, 2007 and December 31, 2006, balances totaling approximately $94.5 (unaudited) and $93.1 million, respectively, were uninsured. All have original maturity dates of three months or less.
     Accounts Receivable — The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and have also been within management’s estimates.
     Inventories — Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2007 our inventory balance consisted of approximately $113,000 in assembled products and $509,000 of components.
     Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2007.
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
     The carrying amount of the Company’s goodwill was approximately $24.5 million (unaudited) and $15.3 million as of March 31, 2007 and December 31, 2006, respectively.
     Other Intangible Assets — The following table sets forth the acquired intangible assets by major asset class (in thousands):

	Useful	March 31, 2007			December 31, 2006
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	3	$2,260	(2,260)	—	$2,260	(2,260)	—
Capitalized Software	4-5	5,269	(1,919)	3,350	3,849	(1,621)	2,228
Distribution Rights	5	482	(236)	246	482	(208)	274
Customer Lists	5	923	(322)	601	923	(276)	647
Trademarks	10	809	(226)	583	809	(196)	613
Trade Names	7	160	(5)	155	—	—	—
Customer Agreements	1.5	65	(52)	13	65	(39)	26
Customer Relationships	7	1,230	(29)	1,201	—	—	—

Totals		$11,198	$(5,049)	$6,149	$8,388	$(4,600)	$3,788

     Aggregate amortization expense on intangible assets was approximately $449,000 and $385,000 for the three months ended March 31, 2007 and 2006, respectively. Expected future amortization expense is as follows: $1,687,000 for the remainder of 2007, $1,602,000 for 2008, $1,009,000 for 2009, $691,000 for 2010, $548,000 for 2011 and $612,000 thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over four years for Capitalized Software and 18 months for Customer Agreements. Amortization is calculated on a straight line basis on intangible assets acquired in the Ecutel acquisition, five years for Capitalized Software and seven years for Customer Relationships and Trade Names.

     Revenue Recognition — The Company currently reports its net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. The Company recognizes revenue in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. The Company has a few multiple elements agreements for which it has contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.
     Sales Incentives — Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total rebates were $139,000 and $70,000 for the three months ended March 31, 2007 and 2006, respectively
     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2007, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
     Income Taxes — The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reversed all of its valuation allowance on its deferred tax assets during the year ended 2006 as a result of the Company’s improving financial performance and projected income in future years. In addition, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. (See Note 4).
     Net Income per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,633,000 and 1,981,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. Certain potential common shares from exercise of options have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended March 31, 2007 and 2006, the number of shares excluded were 820,000 and 9,000, respectively.

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
     Segment Information — In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we will begin breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes miscellaneous legacy accounts that are no longer strategic to the company.
     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues.
     The following table shows the net revenues generated by each segment:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Multimedia	$8,486	$3,873
Connectivity & Security	6,118	3,187
Consumer & Compression	2,772	2,582
Mobile Device Management	—	—
Corporate/Other	291	243

Total Revenues	17,667	9,885
Cost of Revenues	5,679	3,299

Gross Profit	$11,988	$6,586

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended March 31, 2007 and 2006, respectively, included one OEM customer at 73.9% in 2007 and one OEM customer at 71.0% in 2006.
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
     Comprehensive Income — Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended March 31, 2007 and 2006, there was no difference between net income, as reported, and comprehensive income.
     Significant Concentrations — For the quarter ending March 31, 2007, one customer made up more than 10% of revenues and 47% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 23% of accounts payable.
     New Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This new Standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s results of operations and financial position.
     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on the Company’s results of operations and financial position.
     In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The adoption of EITF 06-3 did not have a material impact on the Company’s results of operations, financial position or cash flow.

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
2. ACQUISITION OF ECUTEL SYSTEMS, INC.
     On February 9, 2007, the Company, TEL Acquisition Corp., a wholly-owned subsidiary of the Company, Ecutel Systems, Inc., John J. McDonnell, Jr. and the Principal Stockholders of Ecutel consummated the merger of Ecutel with and into TEL Acquisition Co. pursuant to the terms of that certain Agreement and Plan of Merger dated as of January 31, 2007.
     In connection with the Merger, all outstanding shares of capital stock of Ecutel were converted into the right to receive a portion of the merger consideration. The aggregate merger consideration paid by the Company in connection with the Merger was $8,000,000 in cash, of which $1,000,000 is being withheld as security for satisfaction of certain indemnification obligations pursuant to the terms of the Merger Agreement. The consideration for and the other terms and conditions of the Merger were determined by arms-length negotiations between the Company, Ecutel and the Principal Stockholders of Ecutel.
     The Company estimates that $101,000 in direct costs (legal and professional services) were incurred to close the transaction.
     A copy of the Merger Agreement has been filed under Form 8-K with the Securities and Exchange Commission.
     The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired which will be amortized over periods ranging from five to seven years.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$8,000
Acquisition related costs	101

Total purchase price	$8,101

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts Receivable, net	246
Inventory	25
Intangible Assets	2,810
Goodwill	5,735

Total Assets	8,879

Liabilities:
Accrued Liabilities	778

Total Liabilities	778

Total purchase price	$8,101

     As the cost of the acquisition did not exceed 20% of the Company’s net assets at the date of the transaction or at the end of the last fiscal year ended December 31. 2006, proforma information is not required. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.
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
     In connection with the Merger, the Company paid an earn-out of $3,500,000 in March 2007, based on the achievement of certain milestones which was recorded as an addition to Goodwill.
4. INCOME TAXES.
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

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
     The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three months ended March 31, 2007 and March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and restricted stock grants was $2.6 million and $712,000 for the three months ended March 31, 2007 and March 31, 2006, and was recorded in the financial statements as follows (in thousands):

	Three Months Ended
	(unaudited)
	March 31,	March 31,
	2007	2006
Cost of Goods Sold	$14	$6
Selling and Marketing	980	231
Research and Development	454	251
General and Administrative	1,198	224

Total Stock Compensation Expense	$2,646	$712

     In the three months ended March 31, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, a total of 420,000 shares of Restricted Stock, with a total value $5.3 million, were granted to key officers and employees of the Company. This cost will be amortized over 24 months.
     In the three months ended March 31, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, 90,000 shares of Restricted Stock, with a total value $792,000, were granted to key officers and employees of the Company. This cost will be amortized over 24 months.

     The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 67% for grants issued in 2007 and 87% for grants issued in 2006; weighted average risk-free interest rates of 4.63% and 4.5% in the three months ended March 31, 2007 and 2006, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
     A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2006	2,518,000	$4.80
Granted (unaudited)	2,163,000	$13.56
Exercised (unaudited)	(330,000)	$3.59
Cancelled (unaudited)	(38,000)	$11.49

Outstanding as of March 31, 2007 (unaudited)	4,313,000	$9.22	$40,565,000

Exercisable as of March 31, 2007 (unaudited)	838,000	$4.22	$12,066,000

     Additional information regarding options outstanding as of March 31, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24 - $0.50	61,000	5.6	$0.26	61,000	$0.26
$0.51 - $1.00	6,000	3.9	$0.88	6,000	$0.88
$1.01 - $2.00	452,000	7.2	$1.90	175,000	$1.89
$2.01 - $4.00	20,000	7.5	$3.49	18,000	$3.57
$4.01 - $5.00	1,339,000	8.3	$4.95	516,000	$4.95
$5.01 - $16.00	2,435,000	9.8	$13.23	62,000	$9.24

	4,313,000	9.0	$9.22	838,000	$4.22

     During the three months ended March 31, 2007 330,000 options were exercised with an intrinsic value of $5.0 million, resulting in cash proceeds to the Company of $1.2 million. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $7.34. At March 31, 2007 there was $18.2 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At March 31, 2007, 974,000 shares were available for future grants under the Stock Issuance / Stock Option Plan.

6. EQUITY TRANSACTIONS
     On December 14, 2006, the Company completed a secondary public offering, issuing 4,000,000 shares of common stock, $0.001 par value, at a price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59,000,000 before deducting commissions and other expenses. Offering costs related to the transaction totaled $4,002,000, comprised of $3,304,000 in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $54,998,000 as of December 31, 2006. On January 18, 2007 the underwriters exercised their overallotment option for 387,000 shares that were sold as part of a fully marketed secondary, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses.
     Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $43,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,345,926 in the three months ended March 31, 2007.
7. SHARES SUBJECT TO RESCISSION
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
     As of March 31, 2007, assuming every eligible holder of unexercised options granted under the Plans during the period in question were to accept a rescission offer, we estimate the total cost to the Company to complete the rescission for the unexercised options would not be material to the Company’s financial position. Management feels that acceptance of a rescission offer, if made, would be remote, since the weighted average exercise price of these options which were outstanding at March 31, 2007 was $6.40 per share and the market price of the Company’s stock was trading at a significantly higher price.
8. SUBSEQUENT EVENTS
     On February 11, 2007 the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets of Insignia Solutions, including its mobile device management business. The agreement was amended and closed on April 4, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the continued growth in sales to our large customers;

•	market acceptance of mobile applications, including consumer adoption of mobile and media services;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to integrate acquisitions; and

•	those additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We continue to invest in research and development of wireless software products, and we believe that we have one of the industry’s leading wireless product lines in terms of performance and features. We believe that our “out-of-the-box” design technology further differentiates our products.

     During 2007, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2007	2006
Net Revenues:	100.0%	100.0%

Cost of Revenues	32.1%	33.4%

Gross profit	67.9%	66.6%
Operating expenses:
Selling and marketing	19.6%	18.9%
Research and development	15.4%	17.0%
General and administrative	20.4%	14.3%

Total operating expenses	55.4%	50.2%

Operating income	12.5%	16.4%
Interest income	6.9%	2.3%

Income before income taxes	19.4%	18.7%
Income tax expense	9.0%	0.4%

Net income	10.4%	18.3%

Three Months Ended March 31, 2007 and 2006
Revenues
     In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we will begin breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes miscellaneous legacy accounts that are no longer strategic to the company.

     The following table shows the net revenues generated by each segment (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Multimedia	$8,486	$3,873
Connectivity & Security	6,118	3,187
Consumer & Compression	2,772	2,582
Mobile Device Management	—	—
Other	291	243

Total Net Revenues	17,667	9,885
Cost of Revenues	5,679	3,299

Gross Profit	$11,988	$6,586

     Net Revenues. Net revenues were $17.7 million and $9.9 million in the three months ended March 31, 2007 and March 31, 2006, respectively, representing an increase of $7.8 million, or 78.7%, from 2006 to 2007. Multimedia sales increased $4.6 million, or 119.1%, as a result of increased sales of our Music Essentials Kit product, which was launched in the fourth quarter of 2005 and sales of our QuickLink Music Manager product, which was launched in the fourth quarter of 2006. Connectivity & Security sales increased $2.9 million, or 92.0%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO which is currently being rolled our by our customers. Consumer sales increased approximately $190,000, or 7.4%, primarily as the result of the launch of StuffIt Deluxe 11.0, released in September, 2006. Our Other sales increased $48,000 or 19.8%.
Cost of Revenues and Gross Margin
     Cost of Revenues. Cost of revenues were $5.7 million and $3.3 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of $2.4 million, or 72.1%, from 2006 to 2007. The increase from the year earlier period is attributed primarily to the increase in sales. Cost of revenues include $298,000 and $267,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $14,000 and $6,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, pro-forma gross margin for the three month period ended March 31 was 69.6% for 2007 and 69.4% for 2006.
Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended March 31,
	2007		2006
Operating expenses:

Selling and marketing	$3,459	19.6%	$1,873	18.9%

Research and development	2,723	15.4%	1,677	17.0%

General and administrative	3,595	20.3%	1,409	14.3%

Total operating expenses	$9,777	55.3%	$4,959	50.2%

     Selling and Marketing. Selling and marketing expenses were $3.5 million and $1.9 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of $1.6 million, or 84.7%, from 2006 to 2007. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $980,000 of stock based compensation expense compared to $231,000 in 2006. Amortization of intangibles associated with acquisitions was $150,000 for the 2007 period and $118,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $806,000, or 52.9% from the prior year quarter. This increase is due to the acquisition of Ecutel Systems and PhoTags, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, pro-forma selling and marketing expenses decreased to 13.2% for the three months ended March 31, 2007 from 15.4% in the three months ended March 31, 2006, as a result of the increase in sales.
     Research and Development. Research and development expenses were $2.7 million and $1.7 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of $1.0 million, or 62.4%, from 2006 to 2007. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies. Research and development expenses for the current period include $454,000 of stock based compensation expense compared to $251,000 in 2006. Factoring out such compensation expense, research and development expenses increased $843,000, or 59.1% from the prior year quarter. The increase in our research and development expenses was due to the addition of the PhoTags and Ecutel operations, increases to headcount and a refocus of our consulting services to internal product development. Despite the increase in costs, as a percentage of revenues, pro-forma research and development expenses decreased to 12.8% for the three months ended March 31, 2007 from 14.4% in the three months ended March 31, 2006, as a result of the increase in sales.
     General and Administrative. General and administrative expenses were $3.6 million and $1.4 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of $2.2 million, or 155.2%, from 2006 to 2007. General and administrative expenses for the current period include $1.2 million of stock based compensation expense compared to $224,000 in 2006. Factoring out such compensation expense, general and administrative increased $1.2 million, or 102.9%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, pro-forma general and administrative expenses increased to 13.6% for the three months ended March 31, 2007 from 12.0% in the three months ended March 31, 2006.
     Interest Income. Interest income was $1.2 million and $224,000 in the three months ended March 31, 2007 and 2006, respectively, representing an increase of $1.0 million or 447.3% from 2006 to 2007. Interest income is directly related to our average cash balance during the period and varies among periods. On December 14, 2006, we closed a fully marketed secondary offering, resulting in the issuance of 4 million shares with net cash proceeds to the company of $55.0 million in 2006. On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in additional net proceeds of $5.3 million. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
     Provision for Income Taxes. The provision for income taxes was $1.6 million and $39,000 in the three months ended March 31, 2007 and 2006, respectively, representing an increase of $1.6 million from 2006 to 2007. In the 2006 period, our tax provision was fully reserved and the resultant tax expense was the provision for income taxes related to an accrual for alternative minimum taxes which were expected to be owed on income as well as certain state minimum tax payments. In the fourth quarter of 2006, we released our reserve on our tax provision and our 2007 tax expense reflects our tax provision. We began 2007 with NOLs of approximately $15 million Federal and $12 million State, as such, the $1.6 million tax provision for the first quarter of 2007 is primarily non-cash based tax expense.
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
     On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $43,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,346,000 in the three months ended March 31, 2007.
     Net cash provided by operating activities was $6.6 million and $3.7 million in the three months ended March 31, 2007 and 2006, respectively. The primary source of operating cash in both years was net income, after giving effect, principally to the non-cash stock based compensation expense and in 2007, the decrease in our deferred tax assets.
     During the three months ended March 31, 2007, we used $11.7 million in investing activities, consisting of the acquisition of Ecutel Systems, Inc. for $8.0 million and the payment of the PhoTags earn-out of $3.5 million. We purchased office equipment in the amount of $151,000 in 2007 and $137,000 in 2006.
     We received $1.2 million in cash from the exercise of employee stock options during each of the three months ended March 31, 2007 and 2006.
     At March 31, 2007, we had $94.0 million in cash and cash equivalents and $99.3 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $9.1 million at March 31, 2007. Trade accounts receivable was approximately $7 million of the $9.1 million balance at March 31, 2007. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. Effective November 1, 2006, we signed a new lease to expand our corporate headquarters by approximately 3,600 square feet. This lease for additional space runs concurrently with the original lease and will also expire in May 2009. We lease approximately 7,700 square feet in Watsonville, California under a lease that expires September 30, 2010. We executed an addendum effective December 1, 2006, which will increase this space by approximately 5,600 square and extend the term until September 30, 2013. We lease approximately 3,700 square feet in Herndon, Virginia under a lease that expires August 31, 2009. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005.
     As of March 31, 2007, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years

Operating lease obligation	$2,074	$775	$1,175	$124	$0
Employment agreements	290	240	50	0	0
Purchase obligations	294	294	0	0	0

Total	$2,658	$1,309	$1,225	$124	$0

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition — We currently report our net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. We have a few multiple elements agreement for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
     Accounts Receivable —We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers. We estimate credit losses and maintain a bad debt reserve based upon these estimates. While such credit losses have historically been within our estimated reserves, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements.
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
     Deferred Income Taxes — We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In addition, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.
     Stock-Based Compensation — We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the FASB issued Statement SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This new Standard did not have a material impact on our financial position, results of operations, or cash flows.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS NO. 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on our financial position, results of operations or cash flows.

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
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our results of operations and financial position.
     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.
     In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The adoption of EITF 06-3 did not have a material impact on our results of operations, financial position or cash flow.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Smith Micro’s financial instruments include cash and cash equivalents. At March 31, 2007, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we currently do not transact significant business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s responsibility for financial statements. Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

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

c)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

SMITH MICRO SOFTWARE, INC.
May 10, 2007	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2007	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.