Form 10-Q
period 2007-06-30
SMITH MICRO SOFTWARE INC
filed 2007-08-09
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2007

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
YES ☐  NO ☑
     As of July 25, 2007 there were 29,824,789 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

     PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2007	2006 (A)
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,198	$92,564
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $449 (2007) and $500 (2006)	12,954	9,828
Income tax receivable	122	122
Deferred tax asset	90	90
Inventories, net of reserves for obsolete inventory of $48 (2007) and $82 (2006)	1,084	857
Prepaid expenses and other current assets	426	308

Total current assets	94,874	103,769
Equipment and improvements, net	676	417
Goodwill	31,639	15,266
Intangible assets, net	15,333	3,788
Deferred tax asset	7,762	7,786

Total assets	$150,284	$131,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,519	$2,941
Deferred revenue	712	78
Accrued liabilities	2,782	1,950

Total current liabilities	7,013	4,969

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 29,825,000 and 28,444,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30	28
Additional paid-in capital	144,194	129,018
Accumulated deficit	(953)	(2,989)

Stockholders’ equity	143,271	126,057

Total liabilities and stockholders’ equity	$150,284	$131,026

(A) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2006
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$15,346	$12,555	$33,013	$22,440

COST OF REVENUES	3,981	5,305	9,660	8,605

GROSS PROFIT	11,365	7,250	23,353	13,835

OPERATING EXPENSES:
Selling and marketing	4,437	2,293	7,896	4,166
Research and development	3,483	2,077	6,206	3,754
General and administrative	3,702	2,029	7,297	3,438

Total operating expenses	11,622	6,399	21,399	11,358

OPERATING (LOSS) INCOME	(257)	851	1,954	2,477

INTEREST INCOME	1,042	265	2,268	489

INCOME BEFORE INCOME TAXES	785	1,116	4,222	2,966

INCOME TAX EXPENSE	591	33	2,186	72

NET INCOME	$194	$1,083	$2,036	$2,894

NET INCOME PER SHARE, basic	$0.01	$0.05	$0.07	$0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	29,739	23,635	29,397	22,973

NET INCOME PER SHARE, diluted	$0.01	$0.04	$0.07	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	31,434	25,598	31,004	24,740

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2006	28,444	$28	$129,018	$(2,989)	$126,057

Exercise of common stock options (unaudited)	494	—	2,078	—	2,078

Issuance of common stock in secondary offering, net of offering costs (unaudited)	387	1	5,341	—	5,342

Non cash compensation recognized on stock options (unaudited)	—	—	3,024	—	3,024

Non cash compensation recognized on restricted stock (unaudited)	500	1	2,584	—	2,585

Tax benefit related to the exercise of stock options	—	—	2,149	—	2,149

Net income (unaudited)	—	—	—	2,036	2,036

BALANCE, June 30, 2007 (unaudited)	29,825	$30	$144,194	$(953)	$143,271

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,036	$2,894
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	1,203	926
Provision for doubtful accounts and other adjustments to accounts receivable	173	221
Provision for slow moving inventory	46	35
Tax benefit related to the exercise of stock options	2,149	—
Non cash compensation related to stock options & restricted stock	5,609	2,204
Change in operating accounts, net of effect from acquisition:
Accounts receivable	(4,463)	2,368
Deferred income taxes	24	—
Inventories	(248)	(540)
Prepaid expenses and other assets	(77)	183
Accounts payable and accrued liabilities	948	1,574

Net cash provided by operating activities	7,400	9,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Ecutel Systems, Inc., net of cash received	(8,064)	—
Acquisition of Insignia Solutions, net of cash received	(15,328)	—
Acquisition of PhoTags, Inc., net of cash received	(3,500)	(2,165)
Capital expenditures	(294)	(228)

Net cash used in investing activities	(27,186)	(2,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	5,342	—
Cash received from exercise of stock options	2,078	2,632

Net cash provided by financing activities	7,420	2,632

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,366)	10,104

CASH AND CASH EQUIVALENTS, beginning of period	92,564	21,215

CASH AND CASH EQUIVALENTS, end of period	$80,198	$31,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes	$37	$66

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business — Smith Micro Software, Inc. and subsidiaries (“Smith Micro” or the “Company”) is a developer and marketer of wireless multimedia and communications solutions, mobile device management products, image and data compression solutions and utilities software products. Our business model is based primarily upon developing and marketing innovative software solutions for the wireless industry. We sell our products and services to some of the world’s leading wireless companies and device manufacturers as well as to consumers. Our communications products are primarily directed to wireless data connectivity, security and messaging over wireless wide area network (WWAN) for CDMA/GPRS networks, and wireless local area network (WLAN) for Wi-Fi. We also provide software to manage multimedia content, including music, photos and video on mobile devices. We are also heavily involved in data compression, primarily focusing on a unique way of compressing files and device resources for the wireless market. . Our software products target the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile device manufacturers, and through sales channels to the enterprise and government customers, as well as direct to the consumer. Smith Micro’s fundamental product design philosophy is to enhance, simplify, and streamline applications to ensure the best possible consumer experience. We are the technology behind many of the leading brands of software for major wireless service providers and device manufacturers around the world. Our customers rely on us not only for software solutions, but research and product direction to understand emerging technologies and markets. Our unique ability to simplify the consumer’s wireless experience helps our customers build brand loyalty while reaching new markets faster. Since our inception in 1983, our two leading brands, QuickLink and StuffIt, have shipped over 140 million copies.
     On April 4, 2007, the Company acquired substantially all of the net assets of Insignia solutions, plc (“Insignia”), including its mobile device management business. (see Note 2). Insignia has combined intelligent device and service provisioning capabilities, along with diagnostics, client device software management, and content and firmware provisioning to form the comprehensive Device Management Suite. The Suite also features ICE, which provides intelligent, targeted provisioning and automated device management to further improve the end-user’s experience and to drive new revenue-generating services for carriers. The platform has been licensed to more than 25 leading mobile operators around the world.
     On February 7, 2007, the Company acquired Ecutel Systems, Inc. (“Ecutel”), a Delaware Corporation with offices in Herndon, Virginia (see Note 3). Ecutel is a leading developer of standards-based, secure enterprise mobility software solutions. The acquisition is part of Smith Micro’s strategy to broaden the company’s product footprint and allow expansion into other high growth wireless security sectors. The integration of IPRoam from Ecutel with Smith Micro’s QuickLink Mobile connection manager compliments our enterprise product base by providing customers with seamless network roaming in the most secure fashion.
     Basis of Presentation — The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2007, the consolidated results of its operations for the three and six months ended June 30, 2007 and 2006 and its consolidated cash flows for the six month periods ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of June 30, 2007 and December 31, 2006, balances totaling approximately $79.8 (unaudited) and $93.1 million, respectively, were uninsured. All have original maturity dates of three months or less.
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

     Inventories — Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2007 our inventory balance consisted of approximately $97,000 in assembled products and $987,000 of components.
     Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2007.
     Goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill allocated to the services sector, or $335,000. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. We determined that we did not have any impairment of goodwill associated with the products sector at December 31, 2006.
     The carrying amount of the Company’s goodwill was approximately $31.6 million (unaudited) and $15.3 million as of June 30, 2007 and December 31, 2006, respectively.
     Other Intangible Assets — The following table sets forth the acquired intangible assets by major asset class (in thousands):

	Useful	June 30, 2007			December 31, 2006
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased and Licensed Technology	7	$4,617		4,617	$2,260	(2,260)	—
Capitalized Software	4-5	5,269	(2,371)	2,898	3,849	(1,621)	2,228
Distribution Rights	5	482	(264)	218	482	(208)	274
Customer Lists	5	923	(368)	555	923	(276)	647
Trademarks	10	1,609	(271)	1,338	809	(196)	613
Trade Names	7	149	(9)	140	—	—	—
Customer Agreements	1.5	65	(55)	10	65	(39)	26
Customer Relationships	7	5,630	(73)	5,557	—	—	—

Totals		$18,744	$(3,411)	$15,333	$8,388	$(4,600)	$3,788

     Aggregate amortization expense on intangible assets was approximately $622,000 and $1.1 million for the three and six months ended June 30, 2007, respectively. Expected future amortization expense is as follows: $1,116,000 for the remainder of 2007, $3,061,500 for 2008, $3,315,000 for 2009, $2,743,000 for 2010, $2,384,000 for 2011, $1,560,667 for 2012 and $1,152,416 thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over four years for Capitalized Software and 18 months for Customer Agreements. Amortization is calculated on a straight line basis on intangible assets acquired in the Ecutel acquisition, five years for Capitalized Software and seven years for Customer Relationships and Trade Names. Amortization expense related to all intangibles acquired in the Insignia acquisition is calculated on a discounted cash flow basis over seven years.
     Revenue Recognition — The Company currently reports its net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. The Company recognizes revenue in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. The Company has a few multiple elements agreements for which it has contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.
     Sales Incentives — Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total rebates were $222,000 and $120,000 for the six months ended June 30, 2007 and 2006, respectively
     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2007, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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

     Net Income per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,696,000 and 1,963,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,607,000 and 1,767,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. Certain potential common shares from exercise of options have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended June 30, 2007 and 2006, the number of shares excluded were 589,500 and 43,500, respectively. For the six months ended June 30, 2007 and 2006, the number of shares excluded were 664,500 and 185,000, respectively.
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
     Segment Information — In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we are now breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes miscellaneous legacy accounts that are no longer strategic to the Company.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the net revenues generated by each business unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Multimedia	$5,811	$7,524	$14,297	$11,397
Connectivity & Security	5,895	2,581	12,013	5,768
Consumer & Compression	2,259	2,240	5,031	4,822
Mobile Device Management	1,047	—	1,047	—
Corporate/Other	334	210	625	453

Total Revenues	15,346	12,555	33,013	22,440
Cost of Revenues	3,981	5,305	9,660	8,605

Gross Profit	$11,365	$7,250	$23,353	$13,835

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended June 30, 2007 and 2006, respectively, included one OEM customer at 59.7% in 2007 and one OEM customer at 74.4% in 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the six months ended June 30, 2007 and 2006, respectively, included one OEM customer at 67.3% in 2007 and one OEM customer at 72.5% in 2006.
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

     Comprehensive Income — Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended June 30, 2007 and 2006, there was no difference between net income, as reported, and comprehensive income.
     Significant Concentrations — For the six months ending June 30, 2007, one customer made up more than 10% of revenues and 68% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 48% of accounts payable.
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
2. ACQUISITION OF INSIGNIA SOLUTIONS, plc.
     On April 4, 2007, the Company, IS Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, and Insignia Solutions plc and its subsidiaries Insignia Solutions Inc., Insignia Solutions AB and Insignia Asia Corporation (collectively “Insignia”) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated February 11, 2007 by and among Company, Acquisition Sub and Insignia (the “Asset Purchase Agreement”).
     Pursuant to the Asset Purchase Agreement, as amended by the Amendment, the Company, Acquisition Sub and Insignia agreed that, among other things, the aggregate consideration to be paid by the Company under the Asset Purchase Agreement will be an estimated $18.8 million, consisting of: $12.5 million in cash; forgiveness of all indebtedness payable by Insignia under the Promissory Note initially delivered to the Company on December 22, 2006 (the principal amount of the note was $2.0 million at the closing of the Acquisition), and a cash sum equal to the product of $2.575 million less the dollar amount of the Employee Liabilities (as defined in the Amendment) assumed by the Company at closing.
     The Company has held back $1.5 million in cash from the consideration for twelve months as security for satisfaction of Insignia’s indemnification obligations under the Asset Purchase Agreement, as amended.
     The Company estimates that $360,000 in direct costs (legal and professional services) were incurred to close the transaction.
     The total purchase price at this date is summarized as follows (in thousands):

Cash consideration	$12,500
Insignia liabilities paid at closing	2,477
Loan forgivness	2,000
Acquisition related costs	360

Total purchase price	$17,337

     If all conditions as per the contract are met at the close of the escrow period, the estimated purchase price will be $18,837,000.

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$9
Accounts Receivable, net	590
Computers and Equipment	97
Prepaids and Other Assets	51
Intangible Assets	9,800
Goodwill	7,055

Total Assets	17,602

Liabilities:
Accrued Liabilities	265

Total Liabilities	265

Total purchase price	$17,337

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
     The Company estimates that $127,000 in direct costs (legal and professional services) were incurred to close the transaction.
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
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$8,000
Acquisition related costs	127

Total purchase price	$8,127

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts Receivable, net	246
Inventory	25
Intangible Assets	2,799
Goodwill	5,818

Total Assets	8,951

Liabilities:
Accrued Liabilities	824

Total Liabilities	824

Total purchase price	$8,127

     As the cost of the acquisition did not exceed 20% of the Company’s net assets at the date of the transaction or at the end of the last fiscal year ended December 31, 2006, proforma information is not required. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.
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
5. INCOME TAXES.
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

6. STOCK BASED COMPENSATION.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2007 and June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and restricted stock grants was $4.0 million and $2.6 million for the three months ended June 30, 2007 and June 30, 2006, respectively. Share-based compensation expense related to stock options and restricted stock grants was $6.7 million and $2.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively and was recorded in the financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Cost of Goods Sold	$90	$9	$104	$15
Selling and Marketing	1,600	673	2,580	904
Research and Development	693	401	1,147	652
General and Administrative	1,637	618	2,835	842

Total Stock Compensation Expense	$4,020	$1,701	$6,666	$2,413

     In the six months ended June 30, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, a total of 450,000 shares of Restricted Stock, with a total value $5.8 million were granted to officers and key employees of the Company. This cost will be amortized over 24 months.
     In the six months ended June 30, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, 400,000 shares of Restricted Stock, with a total value $4.3 million, were granted to officers and key employees of the Company. This cost will be amortized over 24 months.

     The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 63% for grants issued in 2007 and 82% for grants issued in 2006; weighted average risk-free interest rates of 4.63% and 4.95% in the six months ended June 30, 2007 and 2006, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
     A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2006	2,518,000	$4.80
Granted (unaudited)	2,848,000	$14.67
Exercised (unaudited)	(494,000)	$4.21
Cancelled (unaudited)	(46,000)	$10.88

Outstanding as of June 30, 2007 (unaudited)	4,826,000	$10.63	$21,400,000

Exercisable as of June 30, 2007 (unaudited)	994,000	$4.76	$10,240,000

     Additional information regarding options outstanding as of June 30, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.24 - $1.00	65,000	5.2	$0.30	65,000	$0.30
$1.01 - $2.00	423,000	6.9	$1.90	198,000	$1.89
$2.01 - $4.00	20,000	7.2	$3.49	19,000	$3.54
$4.01 - $5.00	1,227,000	8.1	$4.95	591,000	$4.95
$5.01 - $15.00	1,648,000	9.5	$12.29	87,000	$9.45
$15.01 - $19.00	1,443,000	9.7	$16.68	34,000	$15.47

	4,826,000	8.9	$10.63	994,000	$4.76

     During the six months ended June 30, 2007 494,000 options were exercised with an intrinsic value of $5.4 million, resulting in cash proceeds to the Company of $2.1 million. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $7.76. At June 30, 2007 there was $21.2 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At June 30, 2007, no shares were available for future grants under the Stock Issuance / Stock Option Plan.
7. EQUITY TRANSACTIONS
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

     On January 18, 2007 the underwriters exercised their overallotment option for 387,000 shares that were sold as part of a fully marketed secondary, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $47,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,341,315 in the six months ended June 30, 2007.
8. SHARES SUBJECT TO RESCISSION
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
     As of July 31, 2007, assuming every eligible holder of unexercised options granted under the Plans during the period in question were to accept a rescission offer, we estimate the total cost to the Company to complete the rescission for the unexercised options would not be material to the Company’s financial position. Management feels that acceptance of a rescission offer, if made, would be remote, since the weighted average exercise price of these options which were outstanding at July 31, 2007 was $10.72 per share and the market price of the Company’s stock was trading at a significantly higher price.
9. SUBSEQUENT EVENTS
     On July 19, 2007, we announced that we acquired the assets of BusineSMS Software, a privately held Melbourne, Australia Company, with $1.0 million paid at closing and $400,000 to be paid at the end of the one year escrow period.. The acquisition will allow us to leverage and develop BusineSMS’s existing messaging applications and expertise into software that will allow users to share multimedia content, automatically, from PC to mobile phone, and between mobile phones. BusineSMS.com Software is a provider of software solutions for mobile messaging applications and web services. Its flagship product, the MercuryXMS Extreme Messaging Suite, accelerates mobile messaging development and deployment with a set of powerful and highly flexible solutions for mobile media.

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
OVERVIEW
     Our business model is based primarily upon the design, production and sale of software that supports the wireless industry. Our products are utilized in major wireless networks throughout the world that support data communications through the use of mobile devices or other wireless communication devices such as PC cards, USB modems, and embedded modems. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers or on servers in the network environment to facilitate firmware over-the-air updating for mobile devices.
     Our business is primarily dependent upon the demand for wireless communications and content management solutions and the corresponding requirements for software solutions to support this demand. During the last three years, demand for these types of products has fluctuated dramatically as wireless providers race to introduce higher network speeds, and launch new services that utilize these improving wireless broadband networks.
     We continue to invest in research and development for one of the industry’s leading wireless product lines and we are uniquely positioned to truly capitalize on market opportunity as we leverage the strength of our technology capability with our growing global capabilities and the value our customers place on our expanding product lines. We believe that our ability to acquire and develop the next leading technologies further differentiates our company from competitors in the market.

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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Revenues:	100.0%	100.0%	100.0%	100.0%

Cost of Revenues	26.0%	42.3%	29.3%	38.4%

Gross profit	74.0%	57.7%	70.7%	61.6%
Operating expenses:
Selling and marketing	28.9%	18.3%	23.9%	18.6%
Research and development	22.7%	16.5%	18.8%	16.7%
General and administrative	24.1%	16.2%	22.1%	15.3%

Total operating expenses	75.7%	51.0%	64.8%	50.6%

Operating (loss) income	-1.7%	6.8%	5.9%	11.0%
Interest income	6.8%	2.1%	6.9%	2.2%

Income before income taxes	5.1%	8.9%	12.8%	13.2%
Income tax expense	3.8%	0.3%	6.6%	0.3%

Net income	1.3%	8.6%	6.2%	12.9%

Three and Six Months Ended June 30, 2007 and 2006
Revenues
     In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we are now breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes miscellaneous legacy accounts that are no longer strategic to us.

     The following table shows the net revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Multimedia	$5,811	$7,524	$14,297	$11,397

Connectivity & Security	5,895	2,581	12,013	5,768

Consumer & Compression	2,259	2,240	5,031	4,822

Mobile Device Management	1,047	—	1,047	—

Other	334	210	625	453

Total Net Revenues	15,346	12,555	33,013	22,440

Cost of Revenues	3,981	5,305	9,660	8,605

Gross Profit	$11,365	$7,250	$23,353	$13,835

     Net Revenues. Net revenues were $15.3 million and $12.6 million in the three months ended June 30, 2007 and June 30, 2006, respectively, representing an increase of $2.8 million, or 22.2%, from 2006 to 2007. Multimedia sales decreased $1.7 million, or 22.8%, as a result of delays in the delivery of key third party device drivers compatible with the new Microsoft Vista operating system software. Connectivity & Security sales increased $3.3 million, or 128.4%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO hardware in late 2006 which is currently being rolled out by our customers. Consumer sales remained the same during both three month periods.
     Net revenues were $33.0 million and $22.4 million in the six months ended June 30, 2007 and June 30, 2006, respectively, representing an increase of $10.5 million, or 47.2%, from 2006 to 2007. Multimedia sales increased $2.9 million, or 25.4%, as a result of increased sales of our Music Essentials Kit product, which was launched in the fourth quarter of 2005 and sales of our QuickLink Music Manager product, which was launched in the fourth quarter of 2006. Connectivity & Security sales increased $6.2 million, or 108.3%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO hardware in late 2006 which is currently being rolled out by our customers. Consumer sales increased approximately $209,000, or 4.3%, primarily as the result of the launch of StuffIt Deluxe 11.0, released in September, 2006.
Cost of Revenues and Gross Margin
     Cost of Revenues. Cost of revenues were $4.0 million and $5.3 million in the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $1.3 million, or 25.0%, from 2006 to 2007. The decrease from the year earlier period is attributed to product mix, specifically the reduction of Music Kit sales in the current year. Cost of revenues include $452,000 and $318,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $90,000 and $9,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, pro-forma gross margin for the three month period ended June 30 was 77.6% for 2007 and 60.4% for 2006.
     Cost of revenues were $9.7 million and $8.6 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $1.1 million, or 12.3%, from 2006 to 2007. The increase from the year earlier period is attributed primarily to the increase in sales in the first quarter offset by favorable shift in product mix. Cost of revenues include $750,000 and $585,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $104,000 and $15,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, pro-forma gross margin for the six month period ended June 30 was 73.3% for 2007 and 64.3% for 2006.

Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Operating expenses:

Selling and marketing	$4,437	28.9%	$2,293	18.3%	$7,896	23.9%	$4,166	18.6%

Research and development	3,483	22.7%	2,077	16.5%	6,206	18.8%	3,754	16.7%

General and administrative	3,702	24.1%	2,029	16.2%	7,297	22.1%	3,438	15.3%

Total operating expenses	$11,622	75.7%	$6,399	51.0%	$21,399	64.8%	$11,358	50.6%

     Selling and Marketing. Selling and marketing expenses were $4.4 million and $2.3 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $2.1 million, or 93.5%, from 2006 to 2007. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $1.6 million of stock based compensation expense compared to $673,000 in 2006. Amortization of intangibles associated with acquisitions was 171,000 for the 2007 period and $131,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $1.2 million, or 79.0% from the prior year quarter. This increase is due to the acquisitions of Insignia Solutions and Ecutel Systems, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, pro-forma selling and marketing expenses increased to 17.4% for the three months ended June 30, 2007 from 11.9% in the three months ended June 30, 2006, as a result of the increase in costs.
     Selling and marketing expenses were $7.9 million and $4.2 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3.7 million, or 89.5%, from 2006 to 2007. Selling and marketing expenses for the current period include $2.6 million of stock based compensation expense compared to $904,000 in 2006. Amortization of intangibles associated with acquisitions was $321,000 for the 2007 period and $249,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $2.0 million, or 65.8% from the prior year quarter. This increase is due to the acquisitions of Insignia Solutions, Ecutel Systems and PhoTags, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, pro-forma selling and marketing expenses increased to 15.1% for the six months ended June 30, 2007 from 13.4% in the six months ended June 30, 2006, as a result of the increase in costs.
     Research and Development. Research and development expenses were $3.5 million and $2.1 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1.4 million, or 67.7%, from 2006 to 2007. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies. Research and development expenses for the current period include $693,000 of stock based compensation expense compared to $401,000 in 2006. Factoring out such compensation expense, research and development expenses increased $1.1 million, or 66.5% from the prior year quarter. The increase in our research and development expenses was due to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. As a percentage of revenues, pro-forma research and development expenses increased to 18.2% for the three months ended June 30, 2007 from 13.4% in the three months ended June 30, 2006, as a result of the increase in costs.
     Research and development expenses were $6.2 million and $3.8 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $2.5 million, or 65.3%, from 2006 to 2007. Research and development expenses for the current period include $1.1 million of stock based compensation expense compared to $652,000 in 2006. Factoring out such compensation expense, research and development expenses increased $2.0 million, or 63.1% from the prior year quarter. The increase in our research and development expenses was due to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. As a percentage of revenues, pro-forma research and development expenses increased to 15.3% for the six months ended June 30, 2007 from 13.8% in the six months ended June 30, 2006, as a result of the increase in costs.

     General and Administrative. General and administrative expenses were $3.7 million and $2.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1.7 million, or 82.5%, from 2006 to 2007. General and administrative expenses for the current period include $1.6 million of stock based compensation expense compared to $618,000 in 2006. Factoring out such compensation expense, general and administrative increased $654,000, or 46.4%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and professional services, including current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, pro-forma general and administrative expenses increased to 13.5% for the three months ended June 30, 2007 from 11.2% in the three months ended June 30, 2006.
     General and administrative expenses were $7.3 million and $3.4 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3.9 million, or 112.3%, from 2006 to 2007. General and administrative expenses for the current period include $2.8 million of stock based compensation expense compared to $842,000 in 2006. Factoring out such compensation expense, general and administrative increased $1.9 million, or 71.8%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, pro-forma general and administrative expenses increased to 13.5% for the six months ended June 30, 2007 from 11.5% in the six months ended June 30, 2006.
     Interest Income. Interest income was $1.0 million and $265,000 in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $777,000 or 293.2% from 2006 to 2007. Interest income was $2.3 million and $489,000 in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $1.8 million or 363.8% from 2006 to 2007. Interest income is directly related to our average cash balance during the period and varies among periods. On December 14, 2006, we closed a fully marketed secondary offering, resulting in the issuance of 4 million shares with net cash proceeds to the company of $55.0 million in 2006. On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in additional net proceeds of $5.3 million. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
     Provision for Income Taxes. The provision for income taxes was $591,000 and $33,000 in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $558,000 from 2006 to 2007. The provision for income taxes was $2.2 million and $72,000 in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $2.1 million from 2006 to 2007. In the 2006 period, our tax provision was fully reserved and the resultant tax expense was the provision for income taxes related to an accrual for alternative minimum taxes which were expected to be owed on income as well as certain state minimum tax payments. In the fourth quarter of 2006, we released our reserve on our tax provision and our 2007 tax expense reflects our tax provision. We began 2007 with NOLs of approximately $15 million Federal and $12 million State, as such, the $2.2 million tax provision for 2007 is primarily non-cash based tax expense.
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
     On December 14, 2006, we completed an underwritten public equity offering, issuing 4,000,000 shares of our common stock, $0.001 par value, at a price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59,000,000 before deducting commissions and other expenses. Offering costs related to the transaction totaled $4,002,000, comprised of $3,304,000 in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $54,998,000.
     On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $48,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,341,000 in the six months ended June 30, 2007.
     Net cash provided by operating activities was $7.4 million and $9.9 million in the six months ended June 30, 2007 and 2006, respectively. The primary source of operating cash in both years was net income, non-cash stock based compensation expense and in 2007, the tax benefit related to the exercise of stock options. In 2007 this was partially offset by an increase in our accounts receivable.

     During the six months ended June 30, 2007, we used $27.2 million in investing activities, consisting of the acquisitions of Insignia Solutions for $15.3 million, of Ecutel Systems, Inc. for $8.1 million and the payment of the PhoTags earn-out of $3.5 million. We purchased office equipment in the amount of $294,000 in 2007 and $228,000 in 2006.
     We received $2.1 million and $2.6 million in cash from the exercise of employee stock options during each of the six months ended June 30, 2007 and 2006, respectively.
     At June 30, 2007, we had $80.2 million in cash and cash equivalents and $87.9 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $13.0 million at June 30, 2007. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2009. Effective November 1, 2006, we signed a new lease to expand our corporate headquarters by approximately 3,600 square feet. This lease for additional space runs concurrently with the original lease and will also expire in May 2009. We lease approximately 7,700 square feet in Watsonville, California under a lease that expires September 30, 2010. We executed an addendum effective December 1, 2006, which will increase this space by approximately 5,600 square and extend the term until September 30, 2013. We lease approximately 3,700 square feet in Herndon, Virginia under a lease that expires August 31, 2009. We are currently working on a new operating lease for our facility in Lee’s Summit, Missouri to replace the lease that expired in June 2005. In addition, we now lease space in Stockholm, Sweden and Seoul, South Korea. Each of these leases is for a one year term.
     As of June 30, 2007, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

	Payments due by period
		1 year			More than
	Total	or less	1 - 3 Years	3-5 Years	5 Years

Contractual obligations:
Operating lease obligation	$2,140	$972	$1,044	$124	$0
Employment agreements	200	200	0	0	0
Purchase obligations	893	893	0	0	0

Total	$3,233	$2,065	$1,044	$124	$0

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition — We currently report our net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. We have a few multiple elements agreement for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
     Accounts Receivable — We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers. We estimate credit losses and maintain a bad debt reserve based upon these estimates. While such credit losses have historically been within our estimated reserves, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements.
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
     Smith Micro’s financial instruments include cash and cash equivalents. At June 30, 2007, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     It is our policy not to enter into derivative financial instruments. While we now have branches in South Korea, Sweden, and Norway, as a company most of our business is conducted in U.S. Dollars. As such, we do not have any significant translation or transaction currency exposures at June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s responsibility for financial statements. Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

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

c)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     None.

ITEM 1A.	RISK FACTORS
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
     An Annual Meeting of the Stockholders of the Company was held on June 28, 2007. At the Annual Meeting, the Stockholders voted as follows:
     The Stockholders elected Samuel Gulko (with 26,033,297 votes for and 1,141,857 withheld) and Gregory J. Szabo (with 26,073,393 votes for and 1,101,761 withheld) as directors, to hold office until the 2010 Annual Meeting, or until their successors are elected and qualified.
     In addition to Messrs. Gulko and Szabo, the following directors will continue to hold office: Thomas G. Campbell, Ted L. Hoffman, William C. Keiper and William W. Smith, Jr.
     The Stockholders elected to ratify the appointment of Singer, Lewak, Greenbaum and Goldstein LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 (with 26,622,308 shares for, 506,471 shares against and 46,375 shares abstaining).

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
August 9, 2007	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2007	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)