Form 10-Q
period 2007-09-30
SMITH MICRO SOFTWARE INC
filed 2007-11-09
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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
YES ☐     NO ☑
     As of October 31, 2007 there were 30,220,474 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2007	2006 (A)
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$83,057	$92,564
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $550 (2007) and $500 (2006)	16,893	9,828
Income tax receivable	122	122
Deferred tax asset	90	90
Inventories, net of reserves for obsolete inventory of $84 (2007) and $82 (2006)	1,179	857
Prepaid expenses and other current assets	758	308

Total current assets	102,099	103,769
Equipment and improvements, net	698	417
Goodwill	31,877	15,266
Intangible assets, net	15,683	3,788
Deferred tax asset	7,868	7,786

Total assets	$158,225	$131,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,284	$2,941
Deferred revenue	710	78
Accrued liabilities	3,696	1,950

Total current liabilities	7,690	4,969

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 30,220,000 and 28,444,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	31	28
Additional paid-in capital	150,985	129,018
Accumulated deficit	(481)	(2,989)

Stockholders’ equity	150,535	126,057

Total liabilities and stockholders’ equity	$158,225	$131,026

(A)	DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2006
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$20,393	$14,801	$53,406	$37,241

COST OF REVENUES	6,385	6,090	16,045	14,695

GROSS PROFIT	14,008	8,711	37,361	22,546

OPERATING EXPENSES:
Selling and marketing	4,947	2,374	12,843	6,540
Research and development	4,062	1,871	10,268	5,625
General and administrative	3,729	2,329	11,026	5,766

Total operating expenses	12,738	6,574	34,137	17,931

OPERATING INCOME	1,270	2,137	3,224	4,615

INTEREST INCOME	987	381	3,255	871

INCOME BEFORE INCOME TAXES	2,257	2,518	6,479	5,486

INCOME TAX EXPENSE	1,785	68	3,971	140

NET INCOME	$472	$2,450	$2,508	$5,346

NET INCOME PER SHARE, basic	$0.02	$0.10	$0.08	$0.23

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	30,031	24,123	29,611	23,360

NET INCOME PER SHARE, diluted	$0.02	$0.09	$0.08	$0.21

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	31,429	25,794	30,959	25,184

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2006	28,444	$28	$129,018	$(2,989)	$126,057

Exercise of common stock options (unaudited)	889	1	3,762	—	3,763

Issuance of common stock in secondary offering, net of offering costs (unaudited)	387	1	5,341	—	5,342

Non cash compensation recognized on stock options (unaudited)	—	—	4,820	—	4,820

Non cash compensation recognized on restricted stock (unaudited)	500	1	4,011	—	4,012

Tax benefit related to the exercise of stock options (unaudited)	—	—	4,033	—	4,033

Net income (unaudited)	—	—	—	2,508	2,508

BALANCE, September 30, 2007 (unaudited)	30,220	$31	$150,985	$(481)	$150,535

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,508	$5,346
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	2,147	1,302
Provision for doubtful accounts and other adjustments to accounts receivable	318	221
Tax benefit related to the exercise of stock options	(4,033)	—
Non cash compensation related to stock options & restricted stock	8,832	3,434
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(8,599)	(375)
Deferred income taxes	3,951	—
Inventories	(297)	(843)
Prepaid expenses and other assets	(399)	239
Accounts payable and accrued liabilities	1,450	3,007
Other assets	7	7

Net cash provided by operating activities	5,885	12,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Ecutel Systems, Inc., net of cash received	(8,064)	—
Acquisition of Insignia Solutions, net of cash received	(15,339)	—
Acquisition of PhoTags, Inc., net of cash received	(3,500)	(2,224)
Other intangibles	(1,227)	—
Capital expenditures	(400)	(228)

Net cash used in investing activities	(28,530)	(2,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	5,342	—
Tax benefit related to exercise of stock options	4,033	—
Cash received from exercise of stock options	3,763	3,797

Net cash provided by financing activities	13,138	3,797

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,507)	13,683

CASH AND CASH EQUIVALENTS, beginning of period	92,564	21,215

CASH AND CASH EQUIVALENTS, end of period	$83,057	$34,898

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Nine Months Ended
	September 30,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	2007	2006
	(Unaudited)	(Unaudited)

Cash paid for income taxes	$43	$203

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business — Smith Micro Software, Inc. and subsidiaries (“Smith Micro” or the “Company”) is a developer and marketer of wireless multimedia and communications solutions, mobile device management products, image and data compression solutions and utilities software products. Our business model is based primarily upon developing and marketing innovative software solutions for the wireless industry. We sell our products and services to some of the world’s leading wireless companies and device manufacturers as well as to consumers. Our communications products are primarily directed to wireless data connectivity, security and messaging over CDMA/GSM networks, Wi-Fi networks. We also provide software to manage multimedia content, including music, photos and video on mobile devices. We are also heavily involved in data compression, primarily focusing on a patented-pending advance compression mythology for data and device resources for the wireless market. The Company’s device management suite provides a comprehensive, network-wide server platform and client to manage a diverse population of mobile devices, including the most advanced next-generation phones and PDAs. In addition to our wireless products the Company also maintains a robust number of consumer software titles targeted for the PC and Smartphone markets. Our software products and solutions target the original equipment manufacturers (“OEM”) market, particularly wireless service providers and mobile device manufacturers, and through sales channels to the enterprise and government customers, as well as direct to the consumer. Smith Micro’s fundamental product design philosophy is to enhance, simplify, and streamline applications to ensure the best possible consumer experience. We are the technology behind many of the leading brands of software for major wireless service providers and device manufacturers around the world. Our customers rely on us not only for software solutions, but research and product direction to understand emerging technologies and markets. Our unique ability to simplify the consumer’s wireless experience helps our customers build brand loyalty while reaching new markets faster. Since our inception in 1983, our two leading brands, QuickLink and StuffIt, have shipped over 140 million copies.
     On July 16, 2007, the Company acquired the assets of Active Application Development, PTY, LTD. (dba busineSMS (“busineSMS”), a privately held Melbourne, Australia Company (see Note 2). The acquisition will allow us to leverage and develop busineSMS’s existing messaging applications and expertise into software that will allow users to share multimedia content, automatically, from PC to mobile phone, and between mobile phones. busineSMS is a provider of software solutions for mobile messaging applications and web services. Its flagship product, the MercuryXMS Extreme Messaging Suite, accelerates mobile messaging development and deployment with a set of powerful and highly flexible solutions for mobile media.
     On April 4, 2007, the Company acquired substantially all of the net assets of Insignia Solutions, plc (“Insignia”), including its mobile device management business (see Note 3). Insignia has combined intelligent device and service provisioning capabilities, along with diagnostics, client device software management, and content and firmware provisioning to form the comprehensive Device Management Suite. The Suite also features ICE, which provides intelligent, targeted provisioning and automated device management to further improve the end-user’s experience and to drive new revenue-generating services for carriers. The platform has been licensed to more than 25 leading mobile operators around the world.
     On February 7, 2007, the Company acquired Ecutel Systems, Inc. (“Ecutel”), a Delaware Corporation with offices in Herndon, Virginia (see Note 4). Ecutel is a leading developer of standards-based, secure enterprise mobility software solutions. The acquisition is part of Smith Micro’s strategy to broaden the company’s product footprint and allow expansion into other high growth wireless security sectors. The integration of IPRoam from Ecutel with Smith Micro’s QuickLink Mobile connection manager will result in a new class of mobility product designed to reach the mobile market by providing customers with seamless network roaming in the most secure fashion.
     Basis of Presentation — The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2007, the consolidated results of its operations for the three and nine months ended September 30, 2007 and 2006 and its consolidated cash flows for the nine month periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of September 30, 2007 and December 31, 2006, balances totaling approximately $83.2 million (unaudited) and $93.1 million, respectively, were uninsured. All have original maturity dates of three months or less.
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
     Inventories — Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2007 our inventory balance consisted of approximately $133,000 in assembled products and $1,046,000 of components.
     Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
     Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at September 30, 2007.
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
     The carrying amount of the Company’s goodwill was approximately $31.9 million (unaudited) and $15.3 million as of September 30, 2007 and December 31, 2006, respectively.

     Intangible Assets — The following table sets forth the acquired intangible assets by major asset class (in thousands):

	Useful	September 30, 2007 (unaudited)			December 31, 2006
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Licensed Technology	7	$2,260	$(2,260)	$—	$2,260	$(2,260)	$—
Purchased Technology	1	1,226	(307)	919	—	—	—
Capitalized Software	4-5	9,869	(2,762)	7,107	3,849	(1,621)	2,228
Distribution Rights	5	482	(286)	196	482	(208)	274
Customer Lists	5	923	(414)	509	923	(276)	647
Trademarks	10	809	(282)	527	809	(196)	613
Trade Names	7	949	(44)	905	—	—	—
Customer Agreements	1.5	65	(58)	7	65	(39)	26
Customer Relationships	7	5,630	(117)	5,513	—	—	—

Totals		$22,213	$(6,530)	$15,683	$8,388	$(4,600)	$3,788

     Aggregate amortization expense on intangible assets was approximately $859,000 and $1.9 million for the three and nine months ended September 30, 2007, respectively. Expected future amortization expense is as follows: $862,000 for the remainder of 2007, $3.7 million for 2008, $3.3 million for 2009, $2.7 million for 2010, $2.4 million for 2011, $1.6 million for 2012 and $1.2 million thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Capitalized Software, Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over four years for Capitalized Software and 18 months for Customer Agreements. Amortization is calculated on a straight line basis on intangible assets acquired in the Ecutel acquisition, five years for Capitalized Software and seven years for Customer Relationships and Trade Names. Amortization expense related to all intangibles acquired in the Insignia acquisition is calculated on a discounted cash flow basis over seven years.
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
     Sales Incentives — Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total rebates were $355,000 and $158,000 for the nine months ended September 30, 2007 and 2006, respectively.

     Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2007, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
     Income Taxes — The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reversed all of its valuation allowance on its deferred tax assets during the year ended 2006 as a result of the Company’s improving financial performance and projected income in future years. In addition, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. (See Note 6).
     Net Income per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,398,000 and 1,671,000 for the three months ended September 30, 2007 and September 30, 2006, respectively. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,348,000 and 1,824,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Certain potential common shares from exercise of options have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended September 30, 2007 and 2006, the number of shares excluded were 748,500 and 68,000, respectively. For the nine months ended September 30, 2007 and 2006, the number of shares excluded were 803,500 and 210,000, respectively.
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
     Segment Information — In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we are now breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our go forward plan.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

     The following table shows the net revenues generated by each business unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Multimedia	$7,951	$8,047	$22,248	$19,444
Connectivity & Security	8,038	3,839	20,051	9,607
Consumer & Compression	3,727	2,588	8,758	7,410
Mobile Device Management	381	—	1,428	—
Corporate/Other	296	327	921	780

Total Revenues	20,393	14,801	53,406	37,241
Cost of Revenues	6,385	6,090	16,045	14,695

Gross Profit	$14,008	$8,711	$37,361	$22,546

     Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended September 30, 2007 and 2006, respectively, included one OEM customer at 68.5% in 2007 and one OEM customer at 76.9% in 2006. Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the nine months ended September 30, 2007 and 2006, respectively, included one OEM customer at 67.7% in 2007 and one OEM customer at 74.3% in 2006.
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
     Comprehensive Income — Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended September 30, 2007 and 2006, there was no difference between net income, as reported, and comprehensive income.
     Significant Concentrations — For the nine months ending September 30, 2007, one customer made up more than 10% of revenues and 67% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 28% of accounts payable.
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
2. ACQUISITION OF ACTIVE APPLICATION DEVELOPMENT, PTY, LTD.
     On July 16, 2007, the Company acquired the assets of Active Application Development, PTY, LTD dba busineSMS (“busineSMS”), a privately held Melbourne, Australia Company, with $1.0 million paid at closing and $400,000 to be paid at the end of the one year escrow period The acquisition will allow us to leverage and develop busineSMS’s existing messaging applications and expertise into software that will allow users to share multimedia content, automatically from PC to mobile phone, and between mobile phones. busineSMS is a provider of software solutions for mobile messaging applications and web services. Its flagship product, the MercuryXMS Extreme Messaging Suite, accelerates mobile messaging development and deployment with a set of powerful and highly flexible solutions for mobile media.

     The Company estimates that $27,000 in direct costs (legal and professional services) were incurred to close the transaction. The Company has accounted for this acquisition as an acquisition of technology and all costs will be amortized over a period of one year.
3. ACQUISITION OF INSIGNIA SOLUTIONS, plc.
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
     The Company estimates that $371,000 in direct costs (legal and professional services) were incurred to close the transaction.
     The total purchase price at this date is summarized as follows (in thousands):

Cash consideration	$12,500
Insignia liabilities paid at closing	2,477
Loan forgiveness	2,000
Acquisition related costs	371

Total purchase price	$17,348

     If all conditions as per the contract are met at the close of the escrow period, the estimated purchase price will be $18,848,000.

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$9
Accounts Receivable, net	549
Computers and Equipment	97
Prepaids and Other Assets	51
Intangible Assets	9,800
Goodwill	7,282

Total Assets	17,788

Liabilities:
Accrued Liabilities	440

Total Liabilities	440

Total purchase price	$17,348

     Pro forma disclosure of the Company’s results of operations for the nine months ended September 30, 2007 as though the acquisition had occurred as of the beginning of the period are not presented since the results of Insignia’s operations for the first quarter of 2007 were not material and the second and third quarters have already been included in our financial results.
     Pro forma disclosure of the Company’s results of operations for the nine months ended September 30, 2006 as though the acquisition had occurred as of the beginning of the period, after deducting $1,239 for nonrecurring expenses, is as follows (in thousands, except per share amounts):

	Smith		Pro-forma
	Micro	Insignia	combined
	(unaudited)	(unaudited)	(unaudited)
Revenue	$37,241	$2,129	$39,370
Net Income (Loss)	$5,346	$(4,304)	$1,043
Basic Earnings per share	$0.23		$0.04
Diluted Earnings per share	$0.21		$0.04
4. ACQUISITION OF ECUTEL SYSTEMS, INC.
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
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$8,000
Acquisition related costs	127

Total purchase price	$8,127

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts Receivable, net	246
Inventory	25
Intangible Assets	2,799
Goodwill	5,828

Total Assets	8,961

Liabilities:
Accrued Liabilities	834

Total Liabilities	834

Total purchase price	$8,127

     Pro forma disclosure of the Company’s results of operations for the nine months ended September 30, 2007 as though the acquisition had occurred as of the beginning of the period, and pro forma disclosure of the Company’s results of operations for the comparable prior period as though the acquisition had occurred as of the beginning of that period, are not presented since the results of operations of Ecutel Systems, Inc. for each of these periods was not material.
5. ACQUISITION OF PHOTAGS INC.
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
6. INCOME TAXES.
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

7. STOCK BASED COMPENSATION.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2007 and September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expenses related to stock options and restricted stock grants were $3.9 million and $1.5 million for the three months ended September 30, 2007 and September 30, 2006, respectively. Share-based compensation expenses include stock options, restricted stock grants and taxes paid by the company on behalf of the recipient. Share-based compensation expense was $10.6 million and $3.9 million for the nine months ended September 30, 2007 and September 30, 2006, respectively and was recorded in the financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Cost of Goods Sold	$91	$8	$195	$23
Selling and Marketing	1,579	605	4,160	1,509
Research and Development	683	141	1,829	793
General and Administrative	1,568	741	4,404	1,583

Total Stock Compensation Expense	$3,921	$1,495	$10,588	$3,908

     In the nine months ended September 30, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, a total of 450,000 shares of Restricted Stock, with a total value $5.8 million were granted to officers and key employees of the Company. This cost will be amortized over 24 months.
     In the nine months ended September 30, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over 12 months. In addition, 400,000 shares of Restricted Stock, with a total value $4.3 million, were granted to officers and key employees of the Company. This cost will be amortized over 24 months.

     The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 61% for grants issued in 2007 and 84% for grants issued in 2006; weighted average risk-free interest rates of 4.64% and 4.86% in the nine months ended September 30, 2007 and 2006, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
     A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2006	2,518,000	$4.80
Granted (unaudited)	3,045,000	$14.78
Exercised (unaudited)	(889,000)	$4.23
Cancelled (unaudited)	(83,000)	$13.96

Outstanding as of September 30, 2007 (unaudited)	4,591,000	$11.37	$21,541,000

Exercisable as of September 30, 2007 (unaudited)	788,000	$5.11	$8,625,000

     Additional information regarding options outstanding as of September 30, 2007 is as follows :

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$ 0.24 — $ 2.00	370,000	6.4	$1.69	196,000	$1.50
$ 2.01 — $ 5.00	993,000	7.8	$4.94	465,000	$4.93
$ 5.01 — $12.50	197,000	8.3	$9.59	67,000	$7.85
$12.51 — $14.00	1,418,000	9.4	$12.68	22,000	$13.93
$14.01 — $16.00	890,000	9.4	$15.19	31,000	$15.47
$16.01 — $20.00	723,000	9.6	$18.35	7,000	$18.92

	4,591,000	8.8	$11.37	788,000	$5.11

     During the nine months ended September 30, 2007 889,000 options were exercised with an intrinsic value of $10.5 million, resulting in cash proceeds to the Company of $3.7 million. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $7.77. At September 30, 2007 there was $20.4 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At September 30, 2007, no shares were available for future grants under the Stock Issuance / Stock Option Plan.
     Effective January 1, 2006, in accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options as a financing activity rather than an operating activity in the Consolidated Statement of Cash Flows.

8. EQUITY TRANSACTIONS
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
     On January 18, 2007 the underwriters exercised their overallotment option for 387,000 shares that were sold as part of a fully marketed secondary, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $47,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,341,000 in the nine months ended September 30, 2007.
9. SHARES SUBJECT TO RESCISSION
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
     As of October 31, 2007, assuming every eligible holder of unexercised options granted under the Plans during the period in question were to accept a rescission offer, we estimate the total cost to the Company to complete the rescission for the unexercised options would not be material to the Company’s financial position. Management feels that acceptance of a rescission offer, if made, would be remote, since the weighted average exercise price of these options which were outstanding at October 31, 2007 was $11.75 per share and the market price of the Company’s stock was trading at a higher price.

10. SUBSEQUENT EVENTS
     A Special Meeting of the Stockholders of the Company was held on September 28, 2007. This meeting was adjourned, and reconvened on October 11, 2007. At the reconvened Special Meeting, the stockholders of the Company approved an amendment to the 2005 Stock Option / Stock Issuance Plan to increase the maximum number of shares of common stock which may be issued under the Plan from 5,000,000 shares (plus the automatic annual increase) to 7,000,000 shares (plus the automatic annual increase).

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
OVERVIEW
     Our business model is driven by building the next mobile experience for our diverse customer base that targets the wireless industry. Our communications products are utilized in major wireless networks throughout the world that support data communications through the use of mobile devices or other wireless communication devices such as PC cards, USB modems, and embedded modems. Our music and media products provide a suite of mobile media management tools that give wireless carriers and device manufactures the power to deliver a full spectrum of premium multimedia content. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers or on servers in the network environment to facilitate firmware over-the-air updating for mobile devices. We focus on making even the newest and most complex services work intuitively and the result is a richly enhanced customer experience and more satisfied customers with greater loyalty and less turnover.
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

     We continue to invest in research and development for one of the industry’s leading wireless product lines and we are uniquely positioned to truly capitalize on market opportunity as we leverage the strength of our technology capability with our growing global capabilities and the value our customers place on our expanding product lines. . We believe that our ability to acquire and develop the next leading technologies further differentiates our company from competitors in the market.
     During 2007, we have maintained a sharp focus on our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure success by monitoring our net sales and gross margins and operating cash flow. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace as well as the consumer marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues:	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	31.3%	41.2%	30.0%	39.5%

Gross profit	68.7%	58.8%	70.0%	60.5%
Operating expenses:
Selling and marketing	24.3%	16.0%	24.1%	17.6%
Research and development	19.9%	12.6%	19.2%	15.1%
General and administrative	18.3%	15.8%	20.6%	15.5%

Total operating expenses	62.5%	44.4%	63.9%	48.2%

Operating (loss) income	6.2%	14.4%	6.1%	12.3%
Interest income	4.9%	2.6%	6.1%	2.3%

Income before income taxes	11.1%	17.0%	12.2%	14.6%
Income tax expense	8.8%	0.5%	7.5%	0.2%

Net income	2.3%	16.5%	4.7%	14.4%

Three and Nine Months Ended September 30, 2007 and 2006
Revenues
     In early 2007, we completed two acquisitions: Ecutel Systems, Inc. in February, and Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we are now breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our go forward plan.

     The following table shows the net revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Multimedia	$7,951	$8,047	$22,248	$19,444
Connectivity & Security	8,038	3,839	20,051	9,607
Consumer & Compression	3,727	2,588	8,758	7,410
Mobile Device Management	381	—	1,428	—
Other	296	327	921	780

Total Net Revenues	20,393	14,801	53,406	37,241
Cost of Revenues	6,385	6,090	16,045	14,695

Gross Profit	$14,008	$8,711	$37,361	$22,546

     Net Revenues. Net revenues were $20.4 million and $14.8 million in the three months ended September 30, 2007 and September 30, 2006, respectively, representing an increase of $5.6 million, or 37.8%, from 2006 to 2007. Connectivity & Security sales increased $4.2 million, or 109.4%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO hardware in late 2006 which is currently being rolled out by our customers. Consumer sales increased $1.1 million, or 44.0%, primarily due to sales of VMware Fusion. Multimedia sales remained consistent at $8.0 million during both three month periods.
     Net revenues were $53.4 million and $37.2 million in the nine months ended September 30, 2007 and September 30, 2006, respectively, representing an increase of $16.2 million, or 43.4%, from 2006 to 2007. Multimedia sales increased $2.8 million, or 14.4%, as a result of increased sales of our Music Essentials Kit product, which was launched in the fourth quarter of 2005, and sales of our QuickLink Music Manager product, which was launched in the fourth quarter of 2006. Connectivity & Security sales increased $10.4 million, or 108.7%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO hardware in late 2006 which is currently being rolled out by our customers. Consumer sales increased approximately $1.3 million, or 18.2%, primarily as the result of agreement reached with VMware.
Cost of Revenues and Gross Margin
     Cost of Revenues. Cost of revenues were $6.4 million and $6.1 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of $295,000, or 4.8%, from 2006 to 2007. The increase from the year earlier period is attributed to product mix, specifically the reduction of Music Kit sales in the current year. Cost of revenues include $391,000 and $251,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $91,000 and $8,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, Non-GAAP gross margin for the three month period ended September 30 was 71.1% for 2007 and 60.6% for 2006.
     Cost of revenues were $16.0 million and $14.7 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $1.4 million, or 9.2%, from 2006 to 2007. The increase from the year earlier period is attributed primarily to the increase in sales offset by favorable shift in product mix. Cost of revenues include $1.1 million and $836,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $195,000 and $23,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, Non-GAAP gross margin for the nine month period ended September 30 was 72.5% for 2007 and 62.9% for 2006.

Operating Expenses
     The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Operating expenses:
Selling and marketing	$4,947	24.3%	$2,374	16.0%	$12,843	24.1%	$6,540	17.6%
Research and development	4,062	19.9%	1,871	12.6%	10,268	19.2%	5,625	15.1%
General and administrative	3,729	18.3%	2,329	15.8%	11,026	20.6%	5,766	15.5%

Total operating expenses	$12,738	62.5%	$6,574	44.4%	$34,137	63.9%	$17,931	48.2%

     Selling and Marketing. Selling and marketing expenses were $4.9 million and $2.4 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of $2.6 million, or 108.4%, from 2006 to 2007. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $1.6 million of stock based compensation expense compared to $605,000 in 2006. Amortization of intangibles associated with acquisitions was $161,000 for the 2007 period and $117,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $1.6 million, or 94.3% from the prior year quarter. This increase is due to the acquisitions of Insignia Solutions and Ecutel Systems, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, Non-GAAP selling and marketing expenses increased to 15.7% for the three months ended September 30, 2007 from 11.2% in the three months ended September 30, 2006, as a result of the increase in costs.
     Selling and marketing expenses were $12.8 million and $6.5 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $6.3 million, or 96.4%, from 2006 to 2007. Selling and marketing expenses for the current period include $4.2 million of stock based compensation expense compared to $1.5 million in 2006. Amortization of intangibles associated with acquisitions was $482,000 for the 2007 period and $366,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $3.5 million, or 75.8% from the prior year. This increase is due to the acquisitions of Insignia Solutions, Ecutel Systems and PhoTags, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, Non-GAAP selling and marketing expenses increased to 15.4% for the nine months ended September 30, 2007 from 12.5% in the nine months ended September 30, 2006, as a result of the increase in costs.
     Research and Development. Research and development expenses were $4.1 million and $1.9 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of $2.2 million, or 117.1%, from 2006 to 2007. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies. Research and development expenses for the current period include $683,000 of stock based compensation expense compared to $141,000 in 2006. Amortization of intangibles associated with acquisitions was $306,000 for the 2007 period and $0 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, research and development expenses increased $1.3 million, or 77.6% from the prior year quarter. The increase in our research and development expenses was due to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. As a percentage of revenues, Non-GAAP research and development expenses increased to 15.1% for the three months ended September 30, 2007 from 11.7% in the three months ended September 30, 2006, as a result of the increase in costs.
     Research and development expenses were $10.3 million and $5.6 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $4.6 million, or 82.5%, from 2006 to 2007. Research and development expenses for the current period include $1.8 million of stock based compensation expense compared to $793,000 in 2006. Amortization of intangibles associated with acquisitions was $327,000 for the 2007 period and $0 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, research and development expenses increased $3.3 million, or 67.9% from the prior year. The increase in our research and development expenses was due to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. As a percentage of revenues, Non-GAAP research and development expenses increased to 15.2% for the nine months ended September 30, 2007 from 13.0% in the nine months ended September 30, 2006, as a result of the increase in costs.

     General and Administrative. General and administrative expenses were $3.7 million and $2.3 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of $1.4 million, or 60.1%, from 2006 to 2007. General and administrative expenses for the current period include $1.6 million of stock based compensation expense compared to $741,000 in 2006. Factoring out such compensation expense, general and administrative expenses increased $573,000, or 36.1%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and professional services, including current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, Non-GAAP general and administrative expenses decreased to 10.6% for the three months ended September 30, 2007 from 10.7% in the three months ended September 30, 2006.
     General and administrative expenses were $11.0 million and $5.8 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $5.2 million, or 91.2%, from 2006 to 2007. General and administrative expenses for the current period include $4.4 million of stock based compensation expense compared to $1.6 million in 2006. Factoring out such compensation expense, general and administrative expenses increased $2.4 million, or 58.3%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, Non-GAAP general and administrative expenses increased to 12.4% for the nine months ended September 30, 2007 from 11.2% in the nine months ended September 30, 2006.
     Interest Income. Interest income was $987,000 and $381,000 in the three months ended September 30, 2007 and 2006, respectively, representing an increase of $606,000 or 159.1% from 2006 to 2007. Interest income was $3.3 million and $871,000 in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $2.4 million or 273.7% from 2006 to 2007. Interest income is directly related to our average cash balance during the period and varies among periods. On December 14, 2006, we closed a fully marketed secondary offering, resulting in the issuance of 4 million shares with net cash proceeds to the company of $55.0 million in 2006. On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in additional net proceeds of $5.3 million. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
     Provision for Income Taxes. The provision for income taxes was $1.8 million and $68,000 in the three months ended September 30, 2007 and 2006, respectively, representing an increase of $1.7 million from 2006 to 2007. The provision for income taxes was $4.0 million and $140,000 in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $3.8 million from 2006 to 2007. In the 2006 period, our tax provision was fully reserved and the resultant tax expense was the provision for income taxes related to an accrual for alternative minimum taxes which were expected to be owed on income as well as certain state minimum tax payments. In the fourth quarter of 2006, we released our reserve on our tax provision and our 2007 tax expense reflects our tax provision. We began 2007 with NOLs of approximately $15 million Federal and $12 million State, as such, the $2.2 million tax provision for 2007 is primarily non-cash based tax expense.
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
     On January 18, 2007 an additional 387,000 shares were sold in the overallotment option granted to the underwriters, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $48,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,341,000 in the nine months ended September 30, 2007.
     Net cash provided by operating activities was $5.9 million and $12.3 million in the nine months ended September 30, 2007 and 2006, respectively. The primary source of operating cash in both years was net income, non-cash stock based compensation expense and in 2007, the increase in deferred income tax assets. In 2007 this was partially offset by an increase in our accounts receivable and the excess tax benefit related to stock option exercises.
     During the nine months ended September 30, 2007, we used $28.5 million in investing activities, consisting of the acquisitions of Insignia Solutions for $15.3 million, of Ecutel Systems, Inc. for $8.1 million, the payment of the PhoTags earn-out of $3.5 million and the acquisitions of other intangibles, including the technology assets of busineSMS. We also purchased office equipment in the amount of $400,000 in 2007 and $228,000 in 2006, respectively.

     We received $3.8 million in cash from the exercise of employee stock options during each of the nine months ended September 30, 2007 and 2006, respectively. Effective January 1, 2006, in accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options as a financing activity rather than an operating activity in the Consolidated Statement of Cash Flows. In the nine months ended 2007, we recognized $4.0 million in excess tax benefits from the exercise of stock options.
     At September 30, 2007, we had $83.0 million in cash and cash equivalents and $94.4 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $16.9 million at September 30, 2007. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2016. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 3,700 square feet in Herndon, Virginia under a lease that expires August 31, 2009. We lease approximately 3,400 square feet in Campbell, California under a lease that expires January 31, 2009. We currently lease space for our facility in Lee’s Summit, Missouri on a month to month basis. In addition, we now lease space in Stockholm, Sweden and Seoul, South Korea. Each of these leases is for a one year term.
     As of September 30, 2007, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of September 30, 2007 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years

Operating lease obligation	$6,833	$1,160	$1,711	$1,576	$2,386
Employment agreements	150	150	0	0	0
Purchase obligations	787	787	0	0	0

Total	$7,770	$2,097	$1,711	$1,576	$2,386

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Smith Micro’s financial instruments include cash and cash equivalents. At September 30, 2007, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     It is our policy not to enter into derivative financial instruments. While we now have branches in South Korea, Sweden, and Norway, as a company most of our business is conducted in U.S. Dollars. As such, we do not have any significant translation or transaction currency exposures at September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2007 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s responsibility for financial statements. Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

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

c)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A Special Meeting of the Stockholders of the Company was held on September 28, 2007. This meeting was adjourned, and reconvened on October 11, 2007. At the Special Meeting, the Stockholders voted as follows:
     The Stockholders approved an amendment to the 2005 Stock Option / Stock Issuance plan (with 8,826,033 shares voted for the proposal, 8,580,388 shares against and 139,595 abstained from voting).
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.3	Bylaws, as amended effective October 29, 2007
10.1	2005 Stock Option / Stock Issuance Plan, as amended effective October 11, 2007 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on August 21, 2007)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
November 9, 2007	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2007	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.3	Bylaws, as amended effective October 29, 2007
10.1	2005 Stock Option / Stock Issuance Plan, as amended effective October 11, 2007 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on August 21, 2007)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.