Form 10-K/A
period 2006-12-31
SMITH MICRO SOFTWARE INC
filed 2007-11-14
CIK 948708

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as define d in Rule 405 of the Securities Act. YES ☐ NO ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K ☐.
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2006 FORM 10-K/A ANNUAL REPORT

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

Explanatory Note
     We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2006 to amend and restate our financial statements as of and for the year ended December 31, 2006. The restatement is to correct an error in the presentation of our tax benefit related to the exercise of stock options in our consolidated statement of cash flows in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The effect is a decrease in net cash provided by operating activities and a corresponding increase in net cash provided by financing activities of $4.9 million for the year ended December 31, 2006. The restatement has no effect on our cash balances, financial position, or results of operations. The following sections of this Form 10-K/A have been revised to reflect the restatement: Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II – Item 8 – Financial Statements and Supplementary Data. Accordingly, readers should not rely upon our previously filed financial statements and other financial information as of and for the year ended December 31, 2006.

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
          We currently operate in two business segments: Products and Professional Services. We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues. See Note 10 of Notes to Consolidated Financial Statements for financial information related to our operating segments.
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

          We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. We make our filings with the SEC available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K/A.
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
          Data Compression — Data compression is critical to both efficient data storage and multimedia transmission. As subscriber demand increases for mobile access to larger image, audio and video files, we believe wireless carriers and mobile device manufacturers face a pressing need to use better compression technologies to reduce the size of digital content sent over their networks and to maximize the efficient use of limited device memory. According to the Mobile Imaging Report, of the approximately 600 million digital cameras shipped in 2005, approximately 500 million were camera-enabled mobile phones. .
          Diagnostic & Utility Software — Consumers and businesses have a need for diagnostic and utility software solutions for PCs. Consumers demand products that can enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Businesses need cross-platform solutions that can quickly identify and repair a broad range of computer-related problems.

Products and Services
     Products
     Our primary product lines and products consist of the following:

Product Line	Products	Description
OEM — Wireless	QuickLink Mobile V CAST Music Essentials Kit QuickLink Mobile Manager QuickLink Music QuickLink Media QuickLink Wi-Fi QuickLink PhoneManager	Enable or enhance broadband wireless, multimedia services and management tools offered by wireless operators and mobile device manufacturers

Wireless — Enterprise	QuickLink Mobile Enterprise	Enhanced QuickLink Mobile that provides security and support for enterprise customers

Wireless — Compression	StuffIt Wireless StuffIt Image	Enable compression of data files to facilitate storage in mobile devices and transmission over wireless networks

C Consumer Products	StuffIt Deluxe CheckIt Diagnosis CheckIt System Performance Suite Spring Cleaning Internet Cleanup FAXstf X Pro HotFax MessageCenter Personal Image Manager Personal Photo Manager Aquazone	Suite of products that includes Internet cleanup and privacy software, fax and data file transmission via modems and image
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

Item 1A. RISK FACTORS
          Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
          We currently operate in two business segments: products and services. In addition, product revenues are broken down into three business units, Wireless and OEM, Consumer and Enterprise. Our Consumer sales represent the sales of Allume products to distributors, retail customers and individuals as well as legacy Smith Micro utility and fax software products. Allume was acquired on July 1, 2005 (See Note 4 of Notes to Consolidated Financial Statements). The Enterprise sales unit includes legacy Smith Micro consulting, fulfillment and hosting revenue.

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
          Net cash provided by operations was $9.9 million in 2006 and $2.5 million in 2005. The primary source of operating cash in both periods was the net income and the increase in accounts payable and accrued liabilities, offset by the collection of accounts receivable.
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
          Net cash provided by financing activities was $64.1 million in 2006 and $21.2 million in 2005. This includes $55.0 million received from the sale of stock as discussed above. We also received $4.2 million in cash from the exercise of employee stock options in 2006 compared to $369,000 in 2005. Effective January 1, 2006, in accordance with SFAS 123(R), we include excess tax benefits from the exercise of stock options as a financing activity rather than an operating activity in the Consolidated Statement of Cash Flows.
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

SUPPLEMENTARY FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:
	March 31,	June 30,	September 30,	December 31,
2006		(in thousands, except per share amounts)
Net Revenues	$9,885	$12,555	$14,801	$17,228
Gross Profit	6,586	7,250	8,711	11,663
Operating Income	1,627	851	2,137	4,172
Net Income	$1,812	$1,083	$2,450	$3,611

Net Income Per Share, Basic	$0.08	$0.05	$0.10	$0.14

Weighted Average Shares Outstanding, Basic	22,303	23,635	24,123	24,930

Net Income Per Share, Diluted	$0.07	$0.04	$0.09	$0.14

Weighted Average Shares Outstanding, Diluted	24,284	25,598	25,794	26,687

	Three Months Ended:
	March 31,	June 30,	September 30,	December 31,
2005		(in thousands, except per share amounts)
Net Revenues	$2,030	$3,330	$6,896	$8,002
Gross Profit	1,685	2,785	5,731	5,954
Operating (Loss) Income	(228)	558	1,763	2,068
Net (Loss) Income	$(128)	$764	$1,877	$2,211

Net (Loss) Income Per Share, Basic	$(0.01)	$0.04	$0.09	$0.10

Weighted Average Shares Outstanding, Basic	19,665	21,584	22,016	22,106

Net (Loss) Income Per Share, Diluted	$(0.01)	$0.03	$0.08	$0.09

Weighted Average Shares Outstanding, Diluted	19,665	22,713	23,222	23,900

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

Management’s Process to Assess the Effectiveness of Internal Control Over Financial Reporting

     Management’s conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. (shown in italics below), and is based on, but not limited to, the following:
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006	S-1
          (3) Exhibits

Exhibit
No.	Title	Method of Filing

2.1	Stock Purchase Agreement, dated July 1, 2005, between Smith Micro Software, Inc. and International Microcomputer Software, Inc. (sole shareholder of Allume Systems, Inc.)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2005.

2.2	Agreement and Plan of Merger, dated April 3, 2006, by and among Smith Micro Software, Inc., Tag Acquisition Corporation, Tag Acquisition Corporation II, Photags, Inc., Harry Fox, and certain stockholders of Photags, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006

2.3	Agreement and Plan of Merger, dated January 31, 2007, by and among Smith Micro Software, Inc., TEL Acquisition Corp., Ecutel Systems, Inc., John J. McDonnell, Jr. and certain stockholders of Ecutel Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2007.

Exhibit
No.	Title	Method of Filing

2.4	Asset Purchase Agreement, dated February 11, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc. and Insignia Solutions AB.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3*	2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Appendix A attached to the Definitive Proxy Statement for the 2005 Annual Meeting as filed June 10, 2005.

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5*	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

Exhibit
No.	Title	Method of Filing

10.6*	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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
SMITH MICRO SOFTWARE, INC.

Date: November 12, 2007	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2007	By:	/s/ Andrew C. Schmidt

Andrew C. Schmidt, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 12, 2007

/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2007

/s/ Thomas G. Campbell Thomas G. Campbell	Director	November 12, 2007

/s/ Samuel Gulko Samuel Gulko	Director	November 12, 2007

/s/ Ted L. Hoffman Ted L. Hoffman	Director	November 12, 2007

/s/ William C. Keiper William C. Keiper	Director	November 12, 2007

/s/Gregory J. Szabo Gregory J. Szabo	Director	November 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of
Smith Micro Software, Inc.:
We have audited the consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith Micro Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Smith Micro Software, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Smith Micro Software, Inc.’s internal control over financial reporting.
As described in Note 2 to the financial statements, the Company has restated its statement of cash flows for the year ended December 31, 2006 for the correction of an error relating to the presentation of the Company’s tax benefit related to the exercise of stock options.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 16, 2007, except for Note 2, as to which the date is November 12, 2007

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 16, 2007, except for Note 2, as to which the date is November 12, 2007 expressed an unqualified opinion.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 16, 2007, updated on November 12, 2007

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

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
(In thousands)

	Years ended December 31,
	2006 (Restated)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,956	$4,724	$3,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,098	901	146
Provision for doubtful accounts and other adjustments to accounts receivable	468	573	112
Tax benefit related to the exercise of stock options	(4,900)	20	68
Non cash stock compensation expense	4,662	101	—
Change in operating accounts:
Accounts receivable	(3,510)	(4,513)	(1,395)
Deferred Income Taxes	(3,709)	—	—
Income tax receivable	4,778	35	(35)
Inventories	(327)	(246)	(25)
Prepaid expenses and other assets	174	(109)	(30)
Accounts payable and accrued liabilities	1,160	978	732

Net cash provided by operating activities	9,850	2,464	3,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PhoTags, Inc., net of cash acquired	(2,224)	—	—
Acquisition of Allume Systems, Inc., net of cash acquired	—	(10,896)	—
Capital expenditures	(362)	(142)	(102)

Net cash used in investing activities	(2,586)	(11,038)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	54,998	20,786	1,996
Proceeds from exercise of stock options	4,187	369	—
Tax benefit related to the exercise of stock options	4,900	—	—

Net cash provided by financing activities	64,085	21,155	1,996

NET CHANGE IN CASH & CASH EQUIVALENTS	71,349	12,581	4,912
CASH AND CASH EQUIVALENTS, beginning of year	21,215	8,634	3,722

CASH AND CASH EQUIVALENTS, end of year	$92,564	$21,215	$8,634

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006 (Continued)
(In thousands)

	Year ended December 31,
	2006	2005	2004
	(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the year for income taxes	$203	$42	$38

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
Inventories - Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements. At December 31, 2006 our inventory balance consisted of approximately $95,000 in assembled products and $762,000 of components.
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
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and restricted stock grants was $5.5 million for the year ended December 31, 2006, and was recorded in the financial statements as follows (in thousands):

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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its Consolidated Statement of Cash Flows for the year ended December 31, 2006. The restatement is to correct an error in the presentation of the Company’s tax benefit related to the exercise of stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The effect is a decrease in net cash provided by operating activities and a corresponding increase in net cash provided by financing activities of $4.9 million for the year ended December 31, 2006.
Operating activities:
•	The tax benefit related to the exercise of stock options is now included as a cash outflow.

•	The portion of the release of valuation allowance that affects net income is now included in the change in deferred income taxes.

•	The change in deferred income taxes now only includes the amount of the change that affects net income.

•	The change in income tax receivable now also includes the amount of equity compensation that reduces the current year income tax payable and “additional paid-in-capital”.
     Financing activities:
•	The tax benefit related to the exercise of stock options is now included as a cash inflow.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31, 2006
	As
	Previously		As
	Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,956		$8,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,098		2,098
Provision for doubtful accounts and other adjustments to accounts receivable	468		468
Tax benefit related to the exercise of stock options	1,781	(6,681)	(4,900)
Non cash stock compensation expense	4,662		4,662
Release of valuation allowance	7,786	(7,786)	—
Change in operating accounts:
Accounts receivable	(3,510)		(3,510)
Deferred income taxes	(8,376)	4,667	(3,709)
Income tax receivable	(122)	4,900	4,778
Inventories	(327)		(327)
Prepaid expenses and other assets	174		174
Accounts payable and accrued liabilities	1,160		1,160

Net cash provided by operating activities	14,750	(4,900)	9,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PhoTags, Inc., net of cash acquired	(2,224)		(2,224)
Capital expenditures	(362)		(362)

Net cash used in investing activities	(2,586)	—	(2,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	54,998		54,998
Cash received from exercise of stock options	4,187		4,187
Tax benefit related to the exercise of stock options	—	4,900	4,900

Net cash provided by financing activities	59,185	4,900	64,085

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,349	—	71,349

CASH AND CASH EQUIVALENTS, beginning of period	21,215	—	21,215

CASH AND CASH EQUIVALENTS, end of period	$92,564	—	$92,564

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

Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $1.5 million and $608,000 for the proforma periods ending December 31, 2004 and 2005, respectively.

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

6. GOODWILL AND INTANGIBLE ASSETS
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
7. ACCRUED LIABILITIES
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
9. COMMITMENTS AND CONTINGENCIES
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
10. SEGMENT INFORMATION
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
11.	PROFIT SHARING
The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $125,000, $65,000, and $54,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
12. STOCK-BASED COMPENSATION
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006
Additional information regarding options outstanding as of December 31, 2006 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24 - $ 0.50	124,000	5.8	$0.25	123,000	$0.25
$0.51 - $ 1.00	6,000	4.2	$0.88	6,000	$0.88
$1.01 - $ 2.00	518,000	7.4	$1.90	186,000	$1.89
$2.01 - $ 4.00	35,000	7.7	$3.49	33,000	$3.55
$4.01 - $ 5.00	1,517,000	8.6	$4.95	512,000	$4.95
$5.01 - $16.00	318,000	9.2	$10.79	54,000	$9.93

	2,518,000	8.3	$4.80	914,000	$3.91

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
13. RELATED PARTY TRANSACTIONS
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
14. EQUITY TRANSACTIONS
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
15. SHARES SUBJECT TO RESCISSION
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
16. SUBSEQUENT EVENTS
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
Restricted Stock Grant.
On February 19, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to directors of the Company. This cost will be amortized over 12 months. In addition, 420,000 shares of Restricted Stock, with a total value of $5.3 million, were granted to officers and key employees of the Company. This cost will be amortized over 24 months.
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