Form 10-Q/A
period 2007-06-30
SMITH MICRO SOFTWARE INC
filed 2007-11-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

SMITH MICRO SOFTWARE, INC.
FORM 10-Q/A

Explanatory Note
     We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to amend and restate our financial statements as of and for the three and six months ended June 30, 2007. The restatement is to correct an error in the presentation of our tax benefit related to the exercise of stock options in our consolidated statement of cash flows in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The effect is a decrease in net cash provided by operating activities and a corresponding increase in net cash provided by financing activities of $2.1 million for the six months ended June 30, 2007. The restatement has no effect on our cash balances, financial position, or results of operations. The following sections of this Form 10-Q/A have been revised to reflect the restatement: Part I – Item I – Financial Statements and Part I – Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, readers should not rely upon our previously filed financial statements and other financial information as of and for the three and six months ended June 30, 2007.

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

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2007 (Restated)	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,036	$2,894
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	1,203	926
Provision for doubtful accounts and other adjustments to accounts receivable	173	221
Provision for slow moving inventory	46	35
Tax benefit related to the exercise of stock options	(2,149)	—
Non cash compensation related to stock options & restricted stock	5,609	2,204
Change in operating accounts, net of effect from acquisition:
Accounts receivable	(4,463)	2,368
Deferred income taxes	2,173	—
Inventories	(248)	(540)
Prepaid expenses and other assets	(77)	183
Accounts payable and accrued liabilities	948	1,574

Net cash provided by operating activities	5,251	9,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Ecutel Systems, Inc., net of cash received	(8,064)	—
Acquisition of Insignia Solutions, net of cash received	(15,328)	—
Acquisition of PhoTags, Inc., net of cash received	(3,500)	(2,165)
Capital expenditures	(294)	(228)

Net cash used in investing activities	(27,186)	(2,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	5,342	—
Cash received from exercise of stock options	2,078	2,632
Tax benefit related to the exercise of stock options	2,149	—

Net cash provided by financing activities	9,569	2,632

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,366)	10,104

CASH AND CASH EQUIVALENTS, beginning of period	92,564	21,215

CASH AND CASH EQUIVALENTS, end of period	$80,198	$31,319

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2007 (Restated)	2006
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes	$37	$66

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
     Goodwill - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill allocated to the services sector, or $335,000. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. We determined that we did not have any impairment of goodwill associated with the products sector at December 31, 2006.
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
     Revenue Recognition – The Company currently reports its net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. The Company recognizes revenue in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. The Company has a few multiple elements agreements for which it has contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.
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
     Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reversed all of its valuation allowance on its deferred tax assets during the year ended 2006 as a result of the Company’s improving financial performance and projected income in future years. In addition, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. (See Note 5).
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
     Segment Information – In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we are now breaking out our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Compression and Consumer, which includes OEM and retail sales of our compression and broad consumer-based software; Mobile Device Management, which includes our firmware over the air upgrade software branded under the Insignia name, and finally, ‘other revenue’, which includes miscellaneous legacy accounts that are no longer strategic to the Company.
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
     Significant Concentrations – For the six months ending June 30, 2007, one customer made up more than 10% of revenues and 68% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 48% of accounts payable.
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
2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
       The Company has restated its Consolidated Statement of Cash Flows for the six months ended June 30, 2007. The restatement is to correct an error in the presentation of the Company’s tax benefit related to the exercise of stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The effect is a decrease in net cash provided by operating activities and a corresponding increase in net cash provided by financing activities of $2.1 million for the six months ended June 30, 2007. Within operating activities, the tax benefit related to the exercise of stock options is now included as a cash outflow, and the change in deferred income taxes now only includes the amount of the change that affects net income. Within financing activities, the tax benefit related to the exercise of stock options is now included as a cash inflow.

SMITH MICRO SOFTWARE, INC.
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30, 2007
	As
	Previously		As
	Reported	Adjustments	Restated

	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,036		$2,036
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	1,203		1,203
Provision for doubtful accounts and other adjustments to accounts receivable	173		173
Provision for slow moving inventory	46		46
Tax benefit related to the exercise of stock options	2,149	(4,298)	(2,149)
Non cash compensation related to stock options & restricted stock	5,609		5,609
Change in operating accounts, net of effect from acquisition:			—
Accounts receivable	(4,463)		(4,463)
Deferred income taxes	24	2,149	2,173
Inventories	(248)		(248)
Prepaid expenses and other assets	(77)		(77)
Accounts payable and accrued liabilities	948		948

Net cash provided by operating activities	7,400	(2,149)	5,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Ecutel Systems, Inc., net of cash received	(8,064)		(8,064)
Acquisition of Insignia Solutions, net of cash received	(15,328)		(15,328)
Acquisition of PhoTags, Inc., net of cash received	(3,500)		(3,500)
Capital expenditures	(294)		(294)

Net cash used in investing activities	(27,186)	—	(27,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	5,342		5,342
Cash received from exercise of stock options	2,078		2,078
Tax benefit related to the exercise of stock options	—	2,149	2,149

Net cash provided by financing activities	7,420	2,149	9,569

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,366)	—	(12,366)

CASH AND CASH EQUIVALENTS, beginning of period	92,564	—	92,564

CASH AND CASH EQUIVALENTS, end of period	$80,198	—	$80,198

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
     The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the three and six months ended June 30, 2007 and June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
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

10. SUBSEQUENT EVENTS
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
OVERVIEW
     Our business model is based primarily upon the design, production and sale of software that supports the wireless industry. Our products are utilized in major wireless networks throughout the world that support data communications through the use of mobile devices or other wireless communication devices such as PC cards, USB modems, and embedded modems. Wireless network providers generally incorporate our products into their accessory products sold directly to individual consumers or on servers in the network environment to facilitate firmware over-the-air updating for mobile devices..
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
     We continue to invest in research and development for one of the industry’s leading wireless product lines and we are uniquely positioned to truly capitalize on market opportunity as we leverage the strength of our technology capability with our growing global capabilities and the value our customers place on our expanding product lines. . We believe that our ability to acquire and develop the next leading technologies further differentiates our company from competitors in the market..
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
Cost of Revenues and Gross Margin
     Cost of Revenues. Cost of revenues were $4.0 million and $5.3 million in the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $1.3 million, or 25.0%, from 2006 to 2007. The decrease from the year earlier period is attributed to product mix, specifically the reduction of Music Kit sales in the current year. Cost of revenues include $452,000 and $318,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $90,000 and $9,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, non-GAAP gross margin for the three month period ended June 30 was 77.6% for 2007 and 60.4% for 2006.
     Cost of revenues were $9.7 million and $8.6 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $1.1 million, or 12.3%, from 2006 to 2007. The increase from the year earlier period is attributed primarily to the increase in sales in the first quarter offset by favorable shift in product mix. Cost of revenues include $750,000 and $585,000, respectively, of amortization of intangibles associated with acquisitions. In addition, cost of revenues also includes $104,000 and $15,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, non-GAAP gross margin for the six month period ended June 30 was 73.3% for 2007 and 64.3% for 2006.

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

     Selling and Marketing. Selling and marketing expenses were $4.4 million and $2.3 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $2.1 million, or 93.5%, from 2006 to 2007. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the current period include $1.6 million of stock based compensation expense compared to $673,000 in 2006. Amortization of intangibles associated with acquisitions was 171,000 for the 2007 period and $131,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $1.2 million, or 79.0% from the prior year quarter. This increase is due to the acquisitions of Insignia Solutions and Ecutel Systems, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, non-GAAP selling and marketing expenses increased to 17.4% for the three months ended June 30, 2007 from 11.9% in the three months ended June 30, 2006, as a result of the increase in costs.
     Selling and marketing expenses were $7.9 million and $4.2 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3.7 million, or 89.5%, from 2006 to 2007. Selling and marketing expenses for the current period include $2.6 million of stock based compensation expense compared to $904,000 in 2006. Amortization of intangibles associated with acquisitions was $321,000 for the 2007 period and $249,000 for the 2006 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $2.0 million, or 65.8% from the prior year quarter. This increase is due to the acquisitions of Insignia Solutions, Ecutel Systems and PhoTags, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. As a percentage of revenues, non-GAAP selling and marketing expenses increased to 15.1% for the six months ended June 30, 2007 from 13.4% in the six months ended June 30, 2006, as a result of the increase in costs.
     Research and Development. Research and development expenses were $3.5 million and $2.1 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1.4 million, or 67.7%, from 2006 to 2007. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies. Research and development expenses for the current period include $693,000 of stock based compensation expense compared to $401,000 in 2006. Factoring out such compensation expense, research and development expenses increased $1.1 million, or 66.5% from the prior year quarter. The increase in our research and development expenses was due to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. As a percentage of revenues, non-GAAP research and development expenses increased to 18.2% for the three months ended June 30, 2007 from 13.4% in the three months ended June 30, 2006, as a result of the increase in costs.
     Research and development expenses were $6.2 million and $3.8 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $2.5 million, or 65.3%, from 2006 to 2007. Research and development expenses for the current period include $1.1 million of stock based compensation expense compared to $652,000 in 2006. Factoring out such compensation expense, research and development expenses increased $2.0 million, or 63.1% from the prior year quarter. The increase in our research and development expenses was due to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. As a percentage of revenues, non-GAAP research and development expenses increased to 15.3% for the six months ended June 30, 2007 from 13.8% in the six months ended June 30, 2006, as a result of the increase in costs.

     General and Administrative. General and administrative expenses were $3.7 million and $2.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1.7 million, or 82.5%, from 2006 to 2007. General and administrative expenses for the current period include $1.6 million of stock based compensation expense compared to $618,000 in 2006. Factoring out such compensation expense, general and administrative increased $654,000, or 46.4%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and professional services, including current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, non-GAAP general and administrative expenses increased to 13.5% for the three months ended June 30, 2007 from 11.2% in the three months ended June 30, 2006.
     General and administrative expenses were $7.3 million and $3.4 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3.9 million, or 112.3%, from 2006 to 2007. General and administrative expenses for the current period include $2.8 million of stock based compensation expense compared to $842,000 in 2006. Factoring out such compensation expense, general and administrative increased $1.9 million, or 71.8%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount and current year Sarbanes-Oxley Act compliance costs. As a percentage of revenues, non-GAAP general and administrative expenses increased to 13.5% for the six months ended June 30, 2007 from 11.5% in the six months ended June 30, 2006.
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
     Net cash provided by operating activities was $5.3 million and $9.9 million in the six months ended June 30, 2007 and 2006, respectively. The primary source of operating cash in both years was net income and non-cash stock based compensation expense. In 2007 this was partially offset by an increase in our accounts receivable.

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition - We currently report our net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. We have a few multiple elements agreement for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
     Accounts Receivable – We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers. We estimate credit losses and maintain a bad debt reserve based upon these estimates. While such credit losses have historically been within our estimated reserves, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2007 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s responsibility for financial statements. Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
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

SMITH MICRO SOFTWARE, INC.

November 12, 2007	By	/s/ William W. Smith, Jr.

William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2007	By	/s/ Andrew C. Schmidt

Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)