Form 10-K
period 2007-12-31
SMITH MICRO SOFTWARE INC
filed 2008-03-17
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
YES☐ NO ☑
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES☐ NO ☑
     As of June 29, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $402,131,156 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of March 13, 2008, there were 30,263,599 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2007 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	changes in demand for our products from our customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and

•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 11 of this report.
     The forward-looking statements contained in this report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this report is filed with the SEC. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.

PART I
Item 1. BUSINESS
General
     Smith Micro Software, Inc. is a diversified developer and marketer of mobile software products and services. The primary strategic focus for our products and services is on wireless data communications; including software applications for broadband mobile networks, Wi-Fi, WiMAX, personal handset information management, managing mobile content on a handset, device management solutions, mobile image management and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers, original equipment manufacturers (OEM), device manufacturers, enterprise businesses and to consumers. Specific Smith Micro wireless software products include QuickLink Mobile, QuickLink Mobility, QuickLink IMS, QuickLink PhoneManager, QuickLink Music, QuickLink Media and StuffIt Wireless. The proliferation of 3G wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS, HSDPA and WiMAX—are combined with new devices—mobile phones, Personal Computers (PCs), smartphone’s, Personal Digital Assistants PDAs, and Ultra-Mobile PCs (UMPCs)—opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     We offer software products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms. The underlying design concept common across our products is based on the long-standing Smith Micro commitment to “enhance the out-of-box user experience” for our customer. We have over 25 years of experience in design, creation and custom engineering services for hardware and software products, and we have shipped over 70 million copies of our QuickLink family of products to customers worldwide.
     Our operations are organized into four business groups: Connectivity and Security, Multimedia, Device Solutions and Consumer. We do not separately allocate operating expenses, nor do we allocate specific assets to these groups. Therefore, segment information reported includes only revenues and cost of revenues. See Note 13 of Notes to Consolidated Financial Statements for financial information related to our operating groups.
     Today, the largest group within Smith Micro is the Connectivity & Security Group. This group’s primary focus is to develop mobile connectivity and security solutions. QuickLink Mobile, the group’s leading product, provides mobile users the ability to easily connect a notebook or other wireless devices to wireless wide area networks (“WWANs”) and Wi-Fi hotspots. Many of the largest wireless carriers worldwide—including AT&T, Alltel, Orange, NTT DoCoMo, Sprint, T-Mobile, Verizon Wireless, Vodafone and others—rely on QuickLink Mobile technology to help their subscribers easily connect to their wireless networks everyday. We also maintain strong relationships with leading device, hardware and infrastructure manufactures including: UTStarcom, LG Electronics, Novatel, Kyocera, HTC, HP, and Siemens.
     In addition to marketing products to wireless carriers and device manufacturers, the Connectivity & Security Group also delivers wireless mobility solutions to medium and large businesses. Our QuickLink Mobility and QuickLink Mobile Enterprise products are designed to address the security and mobility needs of an enterprise marketplace that is rapidly becoming more reliant on remote access to information using many types of wireless networks simultaneously. Our products deliver simplified data connectivity, and enhanced security when connecting wirelessly to corporate resources or the Internet. In addition to addressing the need for robust security, the QuickLink Mobility Enterprise suite allows for seamless and persistent connectivity for the user operating on Wireless Wide Area Networks (WWANs), corporate Local Area Networks (LAN’s) and Wi-Fi networks. The applications support most IP services and interoperate with approximately 200 carriers worldwide, hundreds of wireless devices, most of the popular broadband mobile cards and embedded WWAN PC notebook devices.

     Also in the Connectivity and Security Group, our Professional Services team supports our wireless mobility business direction. This area of business development leverages our many years of experience providing custom-tooled, web-based applications to support growing businesses. From basic web design to complex solutions involving complete customer management, online commerce and fulfillment services, the Professional Services Group helps businesses refine their processes and implement cost-effective web systems.
     Our Multimedia Group develops innovative applications in the multimedia and PC phone tool spaces for wireless carriers. Today, the group ships music manager applications for PCs and mobile devices to leading wireless carriers such as Verizon Wireless, Sprint and Mexico-based IUSACELL. Building on this success, a logical next step is to add support on the PC for the management of photos, videos and applications that all reside on mobile devices. The group also launched its first multimedia product for the smartphone platform in late 2007 — Revue. Revue is a multimedia manager for the Windows Mobile platform which allows users to more easily manage and enjoy all their mobile multimedia content. The product comes with a PC companion application for syncing content between a PC and a smartphone.
     Smith Micro has also pioneered a product suite known as Active Images, targeting the needs of OEM camera manufacturers. Active Images turns any JPEG file into a self-contained multimedia messaging “system.” Users can send text messages, music, sound files, documents and more — all in a single JPEG file. Watermarks, forms, music, Internet links, voice recordings, portable digital wallet information, and even videos can all be stored in a JPEG image and accessed on any device that has the Active Image thin client application installed. This technology plays directly into Smith Micro’s strategy of broadening its wireless product offerings and provides carriers and handset manufacturers enhanced music and photo management technology products. Our patented Active Images technology is used in several of our new product offerings including our photo management products which are bundled with products from camera manufactures and sold through leading retail distributers. Another new Active Images application is our Mobile Sweepstakes product, which creates a “digital scratch card” that can be sent to a mobile phone via MMS or to a PC via email.
     Our third business segment—the Device Solutions Group—is focused on the mobile “convergence” space. We are developing solutions in the Firmware-Over-The-Air (FOTA) and IP Multimedia Subsystem (IMS) areas, and working to integrate our technologies into more mobile devices, networks and other developers’ applications. It is becoming both a smart—and a connected world. Not only is there a need to update the firmware on mobile devices but FOTA updates also potentially applies to most other device types that have a built-in processor. These include automobiles, standard home appliances and entertainment devices, among others. A continuing initiative for our Device Solutions Group is StuffIt Wireless. StuffIt Wireless incorporates our patent pending JPEG compression technology that provides superior compression of multimedia data. This technology focuses on delivering image and resource compression for device manufacturers, increasing storage capacity anywhere from handsets to Internet sites. By compressing phone resources, we free up handset memory so that it can be reallocated to store more images, music or video files as economically as possible. We are currently in the prototype stage of product development with potential customers.
     The fourth business unit is our Consumer Group. The core consumer business focuses on developing software for the PC utility and graphic markets. Smith Micro’s complete line of consumer and prosumer products is available through direct sales on the Smith Micro website, on partner websites, direct through customer service order desks and through traditional retail outlets. In addition, the Consumer Group also focuses on republishing and marketing third party software titles that complement our exiting line of products. The Consumer Group is focused on the following market segments: Compression, Graphics, Utilities (including Diagnosis, Performance, Security and Internet), Compilation and Lifestyle.
     Today, the Consumer Group’s lead product line is StuffIt, which is driven by a patent pending, revolutionary JPEG compression technology. StuffIt provides superior compression, encryption and archive capability. This breakthrough technology can compress JPEG photos and images up to 30% without loss of image quality. In addition to compression technology, the company is focused on growing its line of graphic titles, in particular Poser, Anime Studio and Manga Studio. These lines of graphic products have a loyal following and are growing in market awareness.

     We do not separately allocate operating expenses, nor do we allocate specific assets to these groups. Therefore, segment information reported includes only revenues and cost of revenues.
     Smith Micro is actively involved and maintains industry affiliations with leading groups such as Microsoft, Apple, Wi-Fi Alliance, OMA, GSM and CTIA to help develop industry standards and drive the proliferation of various wireless technologies.
     Our research and development expenses amounted to $14.8 million, $7.9 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technologies, particularly in the wireless, diagnostic, utility and Internet areas.
     We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. We make our SEC filings available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K.
Industry Background
Smith Micro offers products in the following technology and communications related markets:
     Wireless — To help drive revenue growth and profitability, wireless carriers have introduced new value-added products and services that coincide with a number of key enabling trends. Namely, traditional mobile devices are being replaced with multimedia-enabled devices, carriers are deploying wireless broadband network infrastructures and consumers are increasingly adopting mobile data and multimedia services. As carriers seek to enhance their competitive position, they have increasingly focused on network expansion, customer acquisition and customer service. This creates opportunities for Smith Micro, as carriers increase the use of third-party applications, services and custom solutions. These industry trends are the key drivers for the mobile data services market, which the Yankee Group has projected will grow from $10.5 billion in 2005 to $39.9 billion in 2010.
     With IMS being deployed in service providers’ networks around the globe and with a rich new set of wireless network options available for communication, significant changes are occurring in mobile handsets as well as the networks that support them. New intelligent handsets are being introduced to serve both Wi-Fi and cellular networks as well as VoIP. Smith Micro provides IMS software architecture for mobile devices.
     Mobile Music — Digital audio players and internet-based music download services have transformed music consumption into a personal and mobile experience. As wireless carriers seek to offer premium services and mobile devices support multimedia functionality, the market for digital music distribution over wireless networks and use on wireless devices is expected to grow rapidly. The Yankee Group, a leading industry forecasting organization, estimates that music-enabled mobile phone shipments worldwide will grow from 130.2 million units in 2005 to 882.7 million units in 2010, and IDC estimates that United States wireless subscribers who purchase full-track music delivered over cellular networks will grow from 9.7 million subscribers in 2006 to 54.3 million subscribers in 2010.
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

     Firmware Over The Air Software — Insignia Mobile Device Management (MDM) solutions deliver proven standards-based management for updating increasingly complex mobile devices. The product line offers both a client and server solution. The ability to deplot software to configure, update, diagnose, secure, and synchronize devices remotely results in significantly reduced customer care expenses. Greater control results in better customer service and a richly enhanced customer experience.
     Graphic Software — The fast growing global animation and 3D market reached nearly $60 billion in sales in 2006 and is expected to pass the $80 billion sales mark by 2010. Poser’s 3D figure design and animation program, Manga Studio, originally created in Japan as ComicStudio, has become the number one selling Manga software worldwide. Anime Studio is a complete animation solution for creating 2D movies, cartoons, anime or cut-out animations and is ideal for animators of any caliber.
     Diagnostic & Utility Software — The growing prevalence and complexity of PC(s) and mobility operating systems require increasingly sophisticated diagnostic and utility software solutions to improve the consumers overall computing and mobile experience. Consumers demand products that can enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Businesses need cross-platform solutions that can quickly identify and repair a broad range of computer-related problems. The Company’s software solutions for Windows, Mac and Windows Mobility platforms perform diagnostic, maximize performance and help to protect consumer’s online identity. The Company develops and republishes a growing line of products including Spring Cleaning, Anonymizer, CheckIt, Internet Cleanup and VMWare.
Products and Services
Products
     Our primary product lines and products consist of the following:

Product Groups	Products	Description

Connectivity & Security	QuickLink Mobile QuickLink Mobility QuickLink WiMAX QuickLink Configruration Server QuickLink PhoneManager	Centralized connection management application to control, customize and automate wireless connections of all types. The products can include a Central Configuration Server for management software and firmware updates. The QuickLink Mobility Suite also includes a mobile VPN with “session persistence” for laptops and smart devices

Multimedia	QuickLink Music QuickLink Media Revue QuickLink PC Suite	An intuitive music and multimedia manager to sync digital content to and from mobile devices. Revue is a multimedia application that resides on the Smartphone platform.

Device Solutions	StuffIt Wireless StuffIt Image Insignia QuickLink IMS	StuffIt Wireless enables compression of data files to facilitate storage in mobile devices and transmission over wireless networks; and file compression for storage on Internet photo sites. Insignia Device Management Suite allows you to intelligently manage a diverse population of mobile devices including the most advanced next-generation mobile phones and PDAs.

Consumer	StuffIt Deluxe StuffIt Mobile Anonymizer CheckIt Registry Spring Cleaning Internet Cleanup Poser Anime Studio Manga Studio Personal Photo Manager Aquazone Revue	Utility & diagnostic solutions and graphics products

     Wireless carriers and mobile device manufacturers incorporate our products into their branded offerings, selling directly to their market segments. Our technologies are utilized in many major wireless networks to facilitate data communications via mobile devices, multimedia solutions, resource and file compression and FOTA. Our primary products include QuickLink Mobile, QuickLink Mobility, QuickLink Music, Insignia and StuffIt Wireless, as well as a variety of consumer products, which are described above.
     OEM — Wireless. QuickLink Mobile provides Windows, Mac, and Linux users with a centralized application to control, customize and automate wireless connections, including WWAN, Wi-Fi and WiMAX. In addition the Quickink Configuration Manager provides a server solution designed to manage deployment and configuration of the QuickLink Mobile connection manager. Our QuickLink Music technology allows users to purchase music from any compatible store(s), and transfer it to or from any music-capable mobile device. StuffIt Wireless offers carriers and mobile device manufactures a suite of image and file compression solutions. StuffIt Wireless enables image compression without loss of quality, thereby lowering demand on device resources. In addition, we have added resource compression to the product allowing device manufacture to compress phone management resources thus freeing up memory on the device to allow more multimedia files to be stored. Today the Insigna Mobile Device Management Suite is a client server solution to update mobile handset devices. We are positioning our technology to reach a much broader audience than just the updating of mobile handset devices and as more and more companies understand the true value inside our FOTA solutions, we believe we can expand into new market segments.
     Wireless — Enterprise. QuickLink Mobility is an enhanced version of QuickLink Mobile that has expanded security functionality, session persistence and a mobile VPN for enterprise environment. Additionally, QuickLink Mobility supports approximately 185 carriers worldwide and interoperates with many different types of mobile devices, PC Cards, USB modems and embedded modems.
     Consumer Products. We also offer consumer products that provide compression, utility, diagnostic, and graphic development solutions. These products are designed to enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Our graphic product enable customers to create 2D and 3D images. Our line of consumer products is available through direct sales on our website, indirect sales on partner websites and through traditional retail outlets.
Marketing & Sales Distribution Strategy
     Today’s communication technologies are in a constant state of evolution, where ever more advanced devices, chips and networking platforms promise ever greater speed and capacity. Yet, for all the advances, it is the software that empowers the world of mobile convergence and makes these next-generation platforms accessible to the user. The opportunity before us now is to draw together the technologies under development across each of our business units into converged solutions the market now demands. We believe this is at the forefront of our innovation.

     We intend to continue to develop innovative, enabling technology and infrastructure products that facilitate the usage of wireless data and other premium mobile services, thereby providing our customers with additional revenue opportunities and differentiated services that encourage customer loyalty.
     A core strategy is our ability to enable our customer to introduce new products to their markets that generate revenue; our ability to assist our wireless carrier and device manufacturer customers to reach a new market quickly is a value asset to our business model. Our industry knowledge and our research are used to determine the next market opportunities for our customers in the mobile market.
     The Company utilizes a variety of direct and indirect sales distribution channels. We believe that sales of our differentiated product lines are enhanced by knowledgeable sales persons who can convey the value of the software.
     The Company’s Sales organizations are focused on expanding sales efforts in Europe, South America, Australia and Asia with dedicated sales coverage that is focused on deriving customer value. These sales teams deliver value by understanding their client’s businesses and needs, bringing together new mobile product that allow our customers and potential customers to enter new market opportunities as demand for these innovative services emerges.
     Smith Micro focuses on bringing together its lines of technology assets, investing in new software products for the wireless market.
     Leverage OEM Relationships. We intend to continue to capitalize on our strong relationships with the world’s leading wireless carriers and mobile device manufacturers. For example, our carrier customers serve as a valuable distribution channel, providing access to millions of end-users and also providing market feedback for future product offerings.
     Focus on Multiple High-Growth Markets. We plan to continue to focus on the wireless communications, multimedia and enterprise FOTA markets and believe we are well-positioned to capitalize on the favorable trends in mobility services. Among these trends are the ongoing introduction of new data services by wireless carriers, the increasing availability of multimedia-enabled mobile devices and the need for consumers and enterprises to manage their wireless access to the Internet.
     Expand our Customer Base. In addition to introducing new products to our customer, we intend to grow our domestic and international business through cross-selling our portfolio of products to our current customer base.
     Selectively Pursue Acquisitions of Complementary Products and Services. In line with the company’s strategy we plan to continue to pursue selected acquisition opportunities in an effort to expand our product and technological abilities, enter complementary markets and extend our geographic reach. In the past, we have used acquisitions to enhance our technology features and customer base, and to extend our offerings into new markets.
     Smith Micro is expanding its ability to serve wireless carriers, OEMs and enterprise customers in Europe and Asia through international sales and support offices based in Sweden and Singapore respectively.
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

     Our three largest OEM customers (Verizon Wireless, UTStarcom, and Sprint in 2007, Verizon Wireless, Kyocera Wireless and Alltel in 2006 and 2005), and their respective affiliates, in each year, have accounted for 68.5% of our net revenues in 2007, 77.4% of our net revenue in 2006 and 63.5 % of our net revenue in 2005. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major OEM customers or decisions by a significant OEM customer to substantially reduce purchases could have a material adverse effect on our business. Sales to Verizon Wireless amounted to approximately 64.4%, 74.4%, and 57.1% of the Company’s net revenues for 2007, 2006 and 2005, respectively.
Integration Initiatives
     Smith Micro is committed to its transformation to integrate recent acquisition for engineering, sales and marketing within the Company. The Company continues to drive greater productivity, flexibility and cost savings by transforming and integrating its own business processes and function, including eliminating redundancies.
Customer Service and Technical Support
     We provide technical support and customer service through our online knowledge base, email, voice and fax. OEM customers generally provide their own primary customer support functions and rely on us for back-up support for their own technical support personnel.
Product Development
     The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $14.8 million, $7.9 million and $4.0 million for the years ended December 2007, 2006 and 2005, respectively.
Manufacturing
     Our software is sold in several forms. We offer a package or kit that may include: CD-ROM(s); a cable; and certain other documentation or marketing material. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s and pay a royalty based on usage. The majority of our OEM business requires that we provide a CD, which includes a soft copy of a user guide. In other cases, we provide a complete data connectivity kit that includes a CD, manual and cable. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer. With the enterprise sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.
     Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. Our manufacturing is subcontracted to outside vendors and includes the replication of CD-ROM’s and the printing of documentation materials. Assembly of the final package is completed by an outside vendor or in our Aliso Viejo, California facility.

Competition
     The markets in which we operate are highly competitive and subject to rapid changes in technology. Rapidly changing technology combined with relatively low barriers to entry in the mobile software market is constantly creating new opportunities, and we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as the emerging mobile, wireless and Internet markets evolve. We compete with other software vendors for the attention of customers as well as in our efforts to acquire technology and qualified personnel.
     We believe that the principal competitive factors affecting the mobile software market include: product features, ease of use, customization to customer-specific needs, product quality, price, customer service and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability. We face competition from Microsoft due to its market dominance and the fact that it is the publisher of the most prevalent personal computer operating system, Windows.
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
Proprietary Rights and Licenses
     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure and patent, copyright and trademark law that may afford only limited protection. As of December 31, 2007, we own nine currently effective U.S. patents and 16 patent applications are currently pending. These patents provide generalized protection to our intellectual property base, and we will continue to apply for various patents and trademarks in the future.
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

Employees
     As of December 31, 2007, we had a total of 225 employees within the following departments: 103 in engineering; 73 in sales and marketing; 28 in management and administration; 12 in manufacturing and nine in customer support. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.
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
     Our largest customer, Verizon Wireless, accounted for 64.4% and 74.4% of our net revenues in the years ended December 31, 2007 and 2006, respectively. In the past, we have derived a substantial portion of our revenues from sales to a small number of customers, including Verizon Wireless, and expect to continue to do so in the future. This concentration may increase in future quarters, particularly if our relationship with one major customer makes it more difficult to sell to its competitors. In that event, our revenue growth opportunities may be limited. The agreements we have with these customers are no-exclusive and do not require them to purchase any minimum quantity of our products and may be terminated by the customer or us at any time for any reason upon minimal prior written notice. These customers may not continue to place large orders for our products in the future, or purchase our products at all. If these customers fail to purchase our products at current levels, terminate or decide not to renew their agreements with us, or if the terms of our future agreements with them are less favorable to us, our revenues could decline.
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
     In 2007, we acquired Ecutel Systems, Inc. and the assets of Insignia Solutions, plc and eFrontier America, Inc., and in January 2008, we completed the acquisition of the Mobility Solutions Group of PCTEL. As part of any acquisition, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

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
     Our recent product introductions, such as StuffIt Wireless, a technology for file compression, Active Images, an image-enhancement platform designed for portable devices, and the technology that underlies our firmware-over-the- air (FOTA) products have allowed us to enter new markets. We have a short operating history in these emerging markets and limited experience with image and FOTA software and platforms. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.
If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our operating results, financial condition and prospects may be negatively affected.
     If the adoption of and investments in new technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. For example, our new QuickLink Mobile and QuickLink Enterprise products incorporate mobile IP technology which allow notebook users the ability to roam between wireless wide area networks and Wi-Fi hot spots, and to seamlessly hand off to the enterprise LAN without losing connectivity. In addition, our new FOTO products allow our customers to update mobile devices from a home office; technology that provides a mechanism to allow for efficient firmware updates for mobile devices. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of Wi-Fi, and on the continued adoption of mobile device services.
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
     We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products are critical to our future success. Our ability to generate revenues from sales of our software, including from Verizon Wireless’s use of our software in its music and multi-media efforts, is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our carrier customers, particularly our largest customer, Verizon Wireless, fail to maintain or grow demand for their services, revenues or revenue growth from of our products designed for use on mobile devices will decline and our results of operations will suffer.
Our gross margins may continue to change due to shifts in our sales mix.
     Gross margins associated with revenues from our data and music kits are significantly lower than gross margins associated with revenues from sales of our software. This is primarily due to the fact that such kits contain hardware that must be purchased from third parties. As we had introduced music kits in our fourth quarter of 2006 and the volume of kits have changed quarter to quarter, our overall gross margins can change and have ranged from 79.7% in 2005 to 62.8% in 2006 to 71.9% in 2007. Our future gross margin could fluctuate based on the mix of products sold in a quarter.
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
Our ability to predict our quarterly revenues and operating results is extremely limited.
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

Item 1B. UNRESOLVED STAFF COMMENTS
          None.
Item 2. PROPERTIES
          Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 33,000 square feet of space pursuant to leases that expires May 31, 2016.
          We also lease approximately 13,600 square feet in Watsonville, California under leases that expires September 30, 2010, approximately 3,700 square feet of space in Herndon, Virginia under a sublease that expires August 31, 2009, and approximately 3,400 square feet in Campbell, California under a lease that expires January 31, 2009. We occupy office space in Stockholm, Sweden, Oslo, Norway and Seoul, South Korea for 1 year terms expiring in August 2008 and in Lee’s Summit, Missouri on a month to month basis.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          A Special Meeting of the Stockholders of the Company was held on September 28, 2007. This meeting was adjourned, and reconvened on October 11, 2007. At the reconvened Special Meeting, the Stockholders voted to approve an amendment to the 2005 Stock Option / Stock Issuance plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase). A total of 8,826,033 shares were voted for the proposal, 8,580,388 shares were voted against and 139,595 abstained from voting on the matter.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES
Market Information
          Our common stock is traded on the Nasdaq Global Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by Nasdaq are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2007:
First Quarter	$20.04	12.13
Second Quarter	21.20	11.91
Third Quarter	18.60	13.27
Fourth Quarter	16.95	7.32

YEAR ENDED DECEMBER 31, 2006:
First Quarter	12.65	5.87
Second Quarter	16.50	10.85
Third Quarter	16.70	9.01
Fourth Quarter	19.01	13.35
          On March 6, 2008, the closing sale price for our common stock as reported by Nasdaq was $6.57.
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

	12/02	12/03	12/04	12/05	12/06	12/07
Smith Micro Software, Inc.	100.00	432.61	1945.65	3084.78	1841.30	1351.43
S & P Midcap 400	100.00	135.62	157.97	177.81	196.16	211.81
S & P Midcap Software Application	100.00	150.38	128.96	143.18	164.59	154.35

Holders
          As of March 6, 2008, there were approximately 112 holders of record of our common stock based on information provided by our transfer agent.
Dividends
          We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities
          None
Purchases of Equity Securities by the Company
          None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
          The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Net Revenues	$73,377	$54,469	$20,258	$13,316	$7,216

Cost of Revenues	20,644	20,259	4,103	2,910	1,671

Gross profit	52,733	34,210	16,155	10,406	5,545
Operating expenses:
Selling and marketing	18,394	9,057	3,410	1,519	1,666
Research and development	14,772	7,899	3,963	2,556	2,506
General and administrative	15,318	8,467	4,621	2,868	2,330

Total operating expenses	48,484	25,423	11,994	6,943	6,502

Operating income (loss)	4,249	8,787	4,161	3,463	(957)
Interest Income	4,254	1,403	667	53	37

Income (Loss) before income taxes	8,503	10,190	4,828	3,516	(920)
Income tax expense (benefit)	5,342	1,234	104	71	3

Net Income (Loss)	$3,161	$8,956	$4,724	$3,445	$(923)

Net income (loss) per share, basic	$0.11	$0.38	$0.22	$0.20	$(0.06)

Weighted average shares, basic	29,768	23,753	21,351	17,267	16,511

Net income (loss) per share, diluted	$0.10	$0.35	$0.21	$0.19	$(0.06)

Weighted average shares, diluted	30,998	25,330	22,806	18,412	16,511

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Total assets	$162,421	$131,026	$42,716	$12,828	$6,587
Total liabilities	7,907	4,969	3,759	1,729	997
Accumulated earnings (deficit)	172	(2,989)	(11,945)	(16,669)	(20,114)
Total stockholders’ equity	$154,514	$126,057	$38,957	$11,099	$5,590

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
          Our business is primarily dependent upon the demand for wireless communications and content management solutions and the corresponding requirements for software solutions to support this demand. During the last three years, demand for these types of products has increased as wireless providers race to introduce higher network speeds, and launch new services that utilize these improving wireless broadband networks.
          We continue to invest in research and development for one of the industry’s leading wireless product lines and we believe we are uniquely positioned to capitalize on market opportunities as we leverage the strength of our technology capabilities with our growing global reach and expanding product lines. .
          During 2007, we were focused on integrating three major acquisitions while organically growing our business. As such, we saw a significant increase in revenues accompanied by an increase in operating expenses, including significant non-cash expenses which include stock based compensation, amortization of intangibles associated with acquisitions, and non cash tax expense. We believe that there continues to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.

Results of Operations
          The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%

Cost of revenues	28.1%	37.2%	20.3%

Gross profit	71.9%	62.8%	79.7%
Operating expenses:
Selling and marketing	25.1%	16.6%	16.8%
Research and development	20.1%	14.5%	19.6%
General and administrative	20.9%	15.6%	22.8%

Total operating expenses	66.1%	46.7%	59.2%

Operating Income	5.8%	16.1%	20.5%
Interest Income	5.8%	2.6%	3.3%

Income before income taxes	11.6%	18.7%	23.8%
Income tax expense	7.3%	2.3%	0.5%

Net Income	4.3%	16.4%	23.3%

Revenues
          In the first four months of 2007, we completed two acquisitions. We acquired of Ecutel Systems, Inc. in February 2007, and the assets of Insignia Solutions in April 2007. In addition, we acquired certain assets from eFrontier in December 2007 and the Mobile Solutions Group of PCTEL in January 2008. Due to the new acquisitions and the broadening of our OEM product offering, we began to break out our 2007 revenues consistent with our new internal operating perspective.
          We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and enterprise channels; Consumer, which includes retail sales of our compression and broad consumer-based software; Mobile Device Solutions, which includes our firmware over the air upgrade software branded under the Insignia name, and ‘other revenue’, which includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our go forward plan.
          Total net revenues were $73.4 million, $54.5 million and $20.3 million in 2007, 2006 and 2005, respectively, with an increase of $18.9 million, or 34.7 % from 2006 to 2007 and an increase of $34.2 million, or 168.9% from 2005 to 2006. The increase in our revenues from 2005 through 2007 is attributed to the growth in sales of our wireless and consumer utility products. In late 2005 we entered the wireless music software space which was the largest selling product group for 2006 and largely responsible for the increase in revenues from 2005 to 2006. In 2007, we saw a significant increase in our Connectivity software which was a key driver to the 34.7% increase in sales over 2006. Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included one OEM customer at 64.4% in 2007, 74.4% in 2006 and 57.1% of net revenues in 2005.

The following table shows the net revenues and cost of revenues generated by each segment:

	Year Ended December 31,
	2007	2006	2005
Multimedia	$26,456	$28,388	$1,278

Connectivity & Security	29,589	14,613	12,406

Consumer	14,368	10,511	5,895

Mobile Device Solutions	1,774	—	—

Corporate/Other	1,190	957	679

Total Revenues	73,377	54,469	20,258
Cost of revenues	20,624	20,259	4,103

Gross Profit	$52,753	$34,210	$16,155

          Multimedia sales decreased $1.9 million or 6.8% from 2006 to 2007. While the number of units of Music related software increased from 2006 to 2007, we saw a shift in how the product was merchandised by our primary music customer; in 2006 this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds). In 2007, the music product was sold as a kit, a software download and as a software only CD, the later two options being lower revenue per unit, but much higher margin per unit.
          Connectivity & Security sales increased $15.0 million, or 102.5%, from 2006 to 2007 as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO hardware in late 2006 which is currently being rolled out by our customers.
          Consumer sales increased $3.9 million, or 36.7%, from 2006 to 2007 primarily due to a new publishing deal with VMware, to market their Fusion product.
          Mobile Device Solutions is a new revenue stream which came to us via the acquisition of assets from Insignia in April 2007.
          Finally, Corporate/Other revenue was relatively flat over the three year period.
Cost of Revenues and Gross Margin
          Cost of Revenues. Cost of revenues was $20.6 million, $20.3 million and $4.1 million in 2007, 2006 and 2005, respectively, representing an increase of $365,000, or 1.8% from 2006 to 2007 and an increase of $16.2 million, or 393.8% from 2005 to 2006. Gross margin as a percentage of net revenue was 71.9% for 2007 as compared to 62.8% for 2006 and 79.8% for 2005. Cost of Revenues for 2007 includes $1.6 million of amortization of intangibles associated with acquisitions as compared to $1.1 million in 2006 and $534,000 in 2005. In addition, there is $295,000 and $33,000 of stock compensation expense included in 2007 and 2006 which is not present in 2005. Factoring out these costs, gross margin was 74.4% in 2007, 64.9% in 2006 and 83.3% in 2005. The 54.5% increase in non-GAAP gross margin percentage from 2006 to 2007 is attributed to both the increase in sales of our high margin connectivity software and the shift in the way our music product is merchandized by our largest customer. In 2006, our music product was sold primarily as a music kit (discussed above), while in 2007, the product was sold as a kit, a software download and as a software CD. The non-GAAP decrease in gross margin percent from 2005 to 2006 is attributed to the rapid adoption of our lower margin music kit product by our largest customer.
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

Operating Expenses
          The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues:

	Years Ended December 31,
	2007		2006		2005
Operating expenses:
Selling and marketing	$18,394	25.1%	$9,057	16.6%	$3,410	16.8%
Research and development	14,772	20.1%	7,899	14.5%	3,963	19.6%
General and administrative	15,318	20.9%	8,467	15.6%	4,621	22.8%

Total operating expenses	$48,484	66.1%	$25,423	46.7%	$11,994	59.2%

          Selling and Marketing. Selling and marketing expenses were $18.4 million, $9.1 million and $3.4 million in 2007, 2006 and 2005, respectively, representing an increase of $9.3 million, or 103.1%, from 2006 to 2007 and an increase of $5.6 million, or 165.6%, from 2005 to 2006. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. While most of the increases in selling and marketing expenses were due to acquisitions, we also had an increase in headcount and increases in costs related to product collateral concept and design. Advertising expenses were $540,000, $379,000 and $223,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Selling and marketing expenses were 25.1%, 16.6% and 16.8% of revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Selling and marketing expenses include $673,000 of amortization expense related to acquisitions for 2007, $483,000 for 2006 and $236,000 for 2005. In addition, 2007 and 2006 selling and marketing expenses include $5.8 million and $2.1 million, respectively, of stock based compensation expense, not included in 2005. Factoring out amortization and stock based compensation costs, selling and marketing expenses were 16.3% of revenues in 2007 and 11.9% of revenues in 2006.
          Research and Development. Research and development expenses were $14.8 million, $7.9 million and $4.0 million in 2007, 2006 and 2005, respectively, representing increases of $6.9 million, or 87.0% from 2006 to 2007 and $3.9 million, or 99.3% from 2005 to 2006. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, multi-media, and compression software technologies. The increase in our research and development expenses in each year was related to the development of new wireless products that were released during the periods, with an accompanying increase in headcount and a refocus of engineering resources from consulting projects to new product development. Beginning in 2005, the key driver to increased R&D expense was the addition of engineering personnel associated with the acquisition of Allume Systems on July 1, 2005, PhoTags, Inc. on April 3, 2006, Ecutel Systems, Inc. in February 2007 and the assets of Insignia Solutions, plc in April 2007. Research and development expenses were 20.1%, 14.5% and 19.6% of revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Research and development expenses include $633,000 of amortization expense related to acquisitions in 2007, $0 in 2006, and $0 in 2005. In 2007 and 2006, research and development expenses include $2.6 million and $1.1 million, respectively, of stock based compensation. Factoring out amortization and stock compensation expenses, research and development expenses were 15.8% and 12.5% of net revenues in 2007 and 2006, respectively.
          General and Administrative. General and administrative expenses were $15.3 million, $8.5 million and $4.6 million in 2007, 2006 and 2005, respectively, representing increases of $6.9 million, or 80.9% from 2006 to 2007 and $3.8 million, or 83.2% from 2005 to 2006. The increases in general and administrative expenses are primarily due to acquisitions throughout the period and the assumption of related G&A staff and certain integration costs. In addition, general and administrative expenses in both 2007 and 2006 included the costs of compliance with Sarbanes-Oxley. General and administrative expenses were 20.9%, 15.5% and 22.8% of net revenues in the years ended December 31, 2007, 2006 and 2005, respectively. In 2007 and 2006, general and administrative expenses include $6.0 million and $2.3 million, respectively, of stock based compensation expenses. Also included in 2006 G&A expense was the write off of goodwill related to our Services segment. Factoring out non-cash expenses, general and administrative expenses were 12.7% and 10.8% of net revenues in 2007 and 2006, respectively. The decrease in general and administrative expenses as a percentage of revenues from 2005 to 2006 is due to the significant increase in revenues during the period, while the increase from 2006 to 2007 can be attributed to the increased costs of compliance with Sarbanes Oxley legislation.
          Interest Income. Interest income was $4.3 million, $1.4 million and $667,000 in 2007, 2006 and 2005, respectively, representing increases of $2.8 million, or 203.2% from 2006 to 2007 and $736,000, or 110.3% from 2005 to 2006. Interest income is directly related to our cash balances throughout the period and varies among periods. On December 14, 2006, we closed a fully marketed secondary offering, resulting in the issuance of 4 million shares with net cash proceeds to the company of $55.0 million in 2006. On January 18, 2007 an additional 387,000 shares were sold under the same agreement, resulting in additional net proceeds of $5.3 million. We have not changed our investment strategy during the periods being reported, with our excess cash consistently being invested in short term marketable securities. (See “Liquidity and Capital Resources” for further discussion elsewhere in this report.)
          Provision for Income Taxes. The provision for income taxes was $5.3 million, $1.2 million and $104,000 in 2007, 2006 and 2005, respectively. In the 2005 period, our tax provision was fully reserved. and the tax expense for that period was primarily a provision for alternative minimum taxes and certain state minimum tax payments. In the fourth quarter of 2006, we released our reserve on our tax provision which resulted in favorable tax expense for the period. In 2007, our tax expense reflects our tax provision and is largely non-cash based, unfavorably affected by FAS123-R stock compensation expenses. We began 2007 with a net loss carryforward of approximately $15 million Federal and $12 million State, and ended the year with with net loss carryforwards of $11.8 million Federal and $6.9 million State.
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
          On December 14, 2006, we completed a public offering, issuing 4,000,000 shares of our common stock, at a purchase price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59,000,000 before deducting commissions and other expenses. Offering costs related to the transaction totaled $4,002,000, comprised of $3,304,000 in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $54,998,000.
          On January 18, 2007, an additional 387,000 shares were sold in the overallotment option granted to the underwriters, resulting in additional gross proceeds of $5,708,000 before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $320,000 and $48,000 cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5,341,000.

          Net cash provided by operations was $16.3 million in 2007, $9.9 million in 2006 and $2.5 million in 2005. The primary source of operating cash in all periods was our net income adjusted for depreciation, amortization and non cash stock compensation, offset by the increase of accounts receivable and the excess tax benefit related to stock options.
          Cash flows used in investing activities were $34.2 million in 2007, $2.6 million in 2006 and $11.0 million in 2005. In 2007, cash was used to fund several acquisitions, including Insignia Solutions, plc for $15.4 million, Ecutel Systems, Inc. for $8.0 million, eFrontier for $5.1 million and an additional payout for PhoTags, Inc. on $3.5 million. Other technology was acquired for $1.2 million and capital expenditures were $1.0 million in 2007. In 2006, $2.2 million was used for the acquisition of PhoTags, Inc. and $362,000 for capital expenditures. In 2005, $10.9 million was used for the acquisition of Allume Systems, Inc. and $142,000 for capital expenditures. Our capital expenditures in all periods consist of the purchase of computers and other office equipment. In 2007, cash flows from investing activities also include the build-out of additional space in the corporate headquarters and space additions in other sites.
     Net cash provided by financing activities was $12.9 million in 2007, $64.1 million in 2006 and $21.2 million in 2005. Included in the amounts above was $5.3 million received in 2007 and $55.0 million received in 2006 from the sale of stock as previously discussed . In 2005, cash provided by financing activities includes $20.8 million as related to the private placement previously discussed . We also received $3.8 million in cash from the exercise of employee stock options in 2007 compared to $4.2 million in 2006 and $369,000 in 2005. Effective January 1, 2006, in accordance with SFAS 123(R), we include the excess tax benefits from the exercise of stock options as a financing activity rather than an operating activity in the Consolidated Statement of Cash Flows. Excess tax benefits were $3.8 million in 2007 as compared to $4.9 million in 2006.
     At December 31, 2007, we had $87.5 million in cash and cash equivalents and $96.6 million of working capital. On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $59.7 million in cash. Other than the aforementioned acquisition, we have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalent investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California. We have leased this space through May 2016. We also lease space in Watsonville, California; Herndon, Virginia; Campbell, California; Stockholm, Sweden; Oslo, Norway and Seoul, South Korea. Our office in Lee’s Summit, Missouri was closed at the end of February 2008.
     As of December 31, 2007, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$6,542	$1,133	$1,640	$1,587	$2,182
Employment Agreement	100	100
Purchase Obligations	684	684

Total	$7,326	$1,917	$1,640	$1,587	$2,182

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
          We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
          Revenue Recognition — We currently report our net revenues under the following operating groups: Multimedia, Connectivity & Security, Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Consumer group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have a few multiple elements agreement for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

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
          Share-Based Compensation — We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment.
Recent Accounting Pronouncements
          In February 2006, the FASB issued Statement SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 155). SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.
          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Accordingly, we have adopted SFAS 156 effective January 1, 2007. The adoption of SFAS 156 did not have a material impact on our financial position, results of operations or cash flows.
          In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, we have adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operation and financial position.
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
          In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The application of EITF 06-3 has not had a material impact on our results of operations, financial position or cash flow.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
          Our financial instruments include cash and cash equivalents. At December 31, 2007, the carrying values of our financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.
          It is our policy not to enter into derivative financial instruments. While we now have branches in South Korea, Sweden, and Norway, as a company most of our business is conducted in U.S. Dollars. As such, we do not have any significant translation or transaction currency exposures at December 31, 2007.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA
STATEMENT OF OPERATIONS DATA
(UNAUDITED)

	Three Months Ended:
	March 31,	June 30,	September 30,	December 31,
2007	(in thousands, except per share amounts)
Net Revenues	$17,667	$15,346	$20,393	$19,971
Gross Profit	$11,988	$11,365	$14,008	$15,372
Operating Income (Loss)	$2,211	$(257)	$1,270	$1,025
Net Income	$1,842	$194	$472	$653

Net Income Per Share, Basic	$0.06	$0.01	$0.02	$0.02

Weighted Average Shares Outstanding, Basic	29,051	29,739	30,031	30,258

Net Income Per Share, Diluted	$0.06	$0.01	$0.02	$0.02

Weighted Average Shares Outstanding, Diluted	30,684	31,434	31,429	31,165

	Three Months Ended:
	March 31,	June 30,	September 30,	December 31,
2006	(in thousands, except per share amounts)
Net Revenues	$9,885	$12,555	$14,801	$17,228
Gross Profit	$6,586	$7,250	$8,711	$11,663
Operating Income	$1,627	$851	$2,137	$4,172
Net Income	$1,812	$1,083	$2,450	$3,611

Net Income Per Share, Basic	$0.08	$0.05	$0.10	$0.14

Weighted Average Shares Outstanding, Basic	22,303	23,635	24,123	24,930

Net Income Per Share, Diluted	$0.07	$0.04	$0.09	$0.14

Weighted Average Shares Outstanding, Diluted	24,284	25,598	25,794	26,687

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
          Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2007, such internal control is effective. In making this assessment, management used the criteria set forth by COSO. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Singer Lewak Greenbaum & Goldstein LLP, an independent registered public accounting firm, as stated in their report which is included herein.
          (b) Changes in Internal Controls. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
          None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The following table sets forth certain information regarding our executive officers as of March 1, 2008.

Name	Age	Position
William W. Smith, Jr.	60	Chairman of the Board, President and Chief Executive Officer

Andrew C. Schmidt	46	Vice President and Chief Financial Officer

David P. Sperling	39	Vice President and Chief Technical Officer

Jonathan Kahn	50	Executive Vice President — Business Operations

Robert Elliott	56	Vice President and Chief Marketing Officer
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
          Mr. Sperling joined us in April 1989 and has been our Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has two patents and three patents pending for various telephony and Internet technologies. Mr. Sperling holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.
          Mr. Kahn joined the company with the acquisition of Allume Systems, Inc. in July 2005. Prior to the acquisition, Mr. Kahn was President of the company. Mr. Kahn was one of the co-founders of Aladdin Systems, Inc. which later became Allume Systems. Mr. Kahn was Chairman, President and Chief Executive Officer of Monterey Bay Tech, Inc (OTC BB:MBYI), a public company from 1999 to May 2005 until its merger with SecureLogic Inc. Mr. Kahn is a member of the Digital River Advisory Board and is a graduate of the University of Rhode Island with a B.A. in Economics. Mr. Kahn assumed the position as Executive Vice President — Business Operations in late 2007.

     Mr. Elliott joined the company in May of 1999 and soon after was appointed General Manager of Smith Micro’s Mac Division, then later as Vice President of Corporate Marketing, which he has held to date. An experienced technology and marketing leader with over fifteen years of executive level experience managing business units in the information technology industry, he has held executive level positions with Informix Software, DataStorm Technologies and QuarterDeck Corporation. Mr. Elliott is a graduate of Northwood University, Midland, MI.
     Officers are elected by, and serve at the discretion of, the Board of Directors.
     For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which is hereby incorporated by reference.
     The section titled “Corporate Governance” appearing in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.
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
Item 11. EXECUTIVE COMPENSATION
     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.
Securities Authorized for Issuance Under An Equity Compensation Plan
     The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under our existing equity compensation plans.

		Weighted Average
	Number of Shares to be	Exercise Price of	Number of Shares
	Issued Upon Exercise	Outstanding	Remaining Available
(In thousands, except per share amounts)	of Outstanding Options	Options	for Future Issuance

Equity Compensation Plan Approved by Shareholders (1)	4,654	$11.33	1,292
Equity Compensation Plan Not Approved by Shareholders	0	0	0

Total	4,654	$11.33	1,292

(1)	The number of shares to be issued upson exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007	S-1
(3) Exhibits

Exhibit
No.	Title	Method of Filing

2.1	Agreement and Plan of Merger, dated April 3, 2006, by and among Smith Micro Software, Inc., Tag Acquisition Corporation, Tag Acquisition Corporation II, Photags, Inc., Harry Fox, and certain stockholders of Photags, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006

2.2	Agreement and Plan of Merger, dated January 31, 2007, by and among Smith Micro Software, Inc., TEL Acquisition Corp., Ecutel Systems, Inc., John J. McDonnell, Jr. and certain stockholders of Ecutel Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2007.

2.3	Asset Purchase Agreement, dated February 11, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc. and Insignia Solutions AB.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2007.

Exhibit
No.	Title	Method of Filing

2.4	Amendment to Asset Purchase Agreement, dated April 4, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc., Insignia Solutions AB and Insignia Asia Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2007.

2.5	Asset Purchase Agreement, dated November 12, 2007, by and among Smith Micro Software, Inc., E Frontier Acquisition Corporation, e frontier, Inc., and e frontier America, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2007.

2.6	Amendment to Asset Purchase Agreement, dated November 12, 2007, by and among Smith Micro Software, Inc., E Frontier Acquisition Corporation, e frontier, Inc., and e frontier America, Inc.	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.

2.7	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

Exhibit
No.	Title	Method of Filing

10.3*	Amended and Restated 2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5*	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6*	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.7*	Employment Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.8*	Management Retention Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
No.	Title	Method of Filing

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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

SMITH MICRO SOFTWARE, INC.
Date: March 17, 2008	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2008	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008
/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 17, 2008
/s/ Samuel Gulko Samuel Gulko	Director	March 17, 2008
/s/ Ted L. Hoffman Ted L. Hoffman	Director	March 17, 2008
/s/ William C. Keiper William C. Keiper	Director	March 17, 2008
/s/Gregory J. Szabo Gregory J. Szabo	Director	March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of
Smith Micro Software, Inc.:
We have audited the consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith Micro Software, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 11 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on January 1, 2007.
As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith Micro Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2008 expressed an unqualified opinion on the effectiveness of Smith Micro Software, Inc.’s internal control over financial reporting.
/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 16, 2008

To the Audit Committee
Smith Micro Software, Inc.
Aliso Viejo, California
We have audited Smith Micro Software Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Smith Micro Software Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Smith Micro Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows and the financial statement schedule for each of the three years in the period ended December 31, 2007 of Smith Micro Software Inc., and our report dated March 16, 2008 expressed an unqualified opinion.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 16, 2008

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(In thousands, except share and per share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,549	$92,564
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $684 (2007) and $500 (2006)	13,157	9,828
Income tax receivable	180	122
Deferred tax asset — current	660	90
Inventories, net	1,993	857
Prepaid expenses and other current assets	1,001	308

Total current assets	104,540	103,769
EQUIPMENT AND IMPROVEMENTS, net	1,079	417
INTANGIBLE ASSETS, net	17,946	3,788
DEFERRED TAX ASSET — LONG TERM	6,351	7,786
GOODWILL	32,505	15,266

	$162,421	$131,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,401	$2,941
Accrued liabilities	3,922	1,950
Deferred Revenue	584	78

Total current liabilities	7,907	4,969
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 30,258,000 and 28,444,000 shares issued and outstanding	30	28
Additional paid-in capital	154,312	129,018
Accumulated earnings (deficit)	172	(2,989)

Total stockholders’ equity	154,514	126,057

	$162,421	$131,026

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net Revenues	$73,377	$54,469	$20,258
Cost of Revenues	20,644	20,259	4,103

GROSS PROFIT	52,733	34,210	16,155
OPERATING EXPENSES:
Selling and marketing	18,394	9,057	3,410
Research and development	14,772	7,899	3,963
General and aministrative	15,318	8,467	4,621

Total operating expenses	48,484	25,423	11,994

OPERATING INCOME	4,249	8,787	4,161

INTEREST INCOME	4,254	1,403	667

INCOME BEFORE INCOME TAXES	8,503	10,190	4,828

INCOME TAX EXPENSE	5,342	1,234	104

NET INCOME	$3,161	$8,956	$4,724

NET INCOME PER SHARE, basic	$0.11	$0.38	$0.22

WEIGHTED AVG SHARES OUTSTANDING, basic	29,768	23,753	21,351

NET INCOME PER SHARE, diluted	$0.10	$0.35	$0.21

WEIGHTED AVG SHARES OUTSTANDING, diluted	30,998	25,330	22,806

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	earnings (deficit)	Total
BALANCE, December 31, 2004	18,011	$18	$27,750	$(16,669)	$11,099
Issuance of common stock in private placement	3,500	4	20,782		20,786
Issuance of common stock in Allume acquisition	398		1,858		1,858
Exercise of common stock options	238		369		369
Tax benefit related to the exercise of stock options			20		20
Non cash compensation recognized on stock options			101		101
Net income				4,724	4,724

BALANCE, December 31, 2005	22,147	22	50,880	(11,945)	38,957
Issuance of common stock in secondary offering, net of offering costs	4,000	4	54,994		54,998
Issuance of common stock in PhoTags acquisition	385		4,730		4,730
Exercise of common stock options	1,462	2	4,185		4,187
Restricted Stock Grants	450		2,020		2,020
Tax benefit related to the exercise of stock options and release of valuation allowance			9,567		9,567
Non cash compensation recognized on stock options			2,642		2,642
Net income				8,956	8,956

BALANCE, December 31, 2006	28,444	28	129,018	(2,989)	126,057
Issuance of common stock in secondary offering, net of offering costs	387		5,341		5,341
Exercise of common stock options	900	2	3,806		3,808
Restricted Stock Grants	527		5,443		5,443
Tax benefit related to the exercise of stock options			3,775		3,775
Non cash compensation recognized on stock options			6,929		6,929
Net income				3,161	3,161

BALANCE, December 31, 2007	30,258	$30	$154,312	$172	$154,514

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
(In thousands)

	Years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,161	$8,956	$4,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,198	2,098	901
Provision for doubtful accounts and other adjustments to accounts receivable	574	468	573
Tax benefit related to the exercise of stock options	(3,775)	(4,900)	20
Non cash stock compensation expense	12,372	4,662	101
Change in operating accounts:
Accounts receivable	(2,826)	(3,510)	(4,513)
Deferred Income Taxes	5,313	(3,709)	—
Income tax receivable	(58)	4,778	35
Inventories	(734)	(327)	(246)
Prepaid expenses and other assets	(642)	174	(109)
Accounts payable and accrued liabilities	1,673	1,160	978

Net cash provided by operating activities	18,256	9,850	2,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PhoTags, Inc., net of cash acquired	(3,500)	(2,224)	—
Acquisition of Ecutel Systems, Inc., net of cash acquired	(8,000)	—	—
Acquisition of Insignia	(17,379)	—	—
Acquisition of eFrontier	(5,092)	—	—
Acquired Technology	(1,227)	—	—
Acquisition of Allume Systems, Inc., net of cash acquired	—	—	(10,896)
Capital expenditures	(997)	(362)	(142)

Net cash used in investing activities	(36,195)	(2,586)	(11,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	5,341	54,998	20,786
Proceeds from exercise of stock options	3,808	4,187	369
Tax benefit related to the exercise of stock options	3,775	4,900	—

Net cash provided by financing activities	12,924	64,085	21,155

NET CHANGE IN CASH & CASH EQUIVALENTS	(5,015)	71,349	12,581
CASH AND CASH EQUIVALENTS, beginning of year	92,564	21,215	8,634

CASH AND CASH EQUIVALENTS, end of year	$87,549	$92,564	$21,215

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007 (Continued)
(In thousands)

	Year ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the year for income taxes	$41	$203	$42

See accompanying notes to consolidated financial statements

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Smith Micro Software, Inc. is a diversified developer and marketer of mobile software products and services. The primary strategic focus for our products and services is on wireless data communications; including software applications for broadband mobile networks, Wi-Fi, WiMAX, personal handset information management, managing mobile content on a handset, device management solutions, mobile image management and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers, original equipment manufacturers (OEM) device manufacturers, enterprise businesses and to consumers. Specific Smith Micro wireless software products include QuickLink Mobile, QuickLink Mobility, QuickLink IMS, QuickLink PhoneManager, QuickLink Music, QuickLink Media and StuffIt Wireless. The proliferation of 3G wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS, HSDPA and WiMAX—are combined with new devices—mobile phones, Personal Computers (PCs), smartphone’s, Personal Digital Assistants PDAs, and Ultra-Mobile PCs (UMPCs)—opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
We develop, market and sell value-added wireless connectivity software products targeting wireless carriers, mobile device manufacturers, PC hardware manufacturers and corporations. We offer software products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms. The underlying design concept common across our products is based on the long-standing Smith Micro commitment to “enhance the out-of-box user experience” for our customer. We have over 25 years of experience in design, creation and custom engineering services for hardware and software products, and we have shipped over 70 million copies of our QuickLink family of products to customers worldwide.
Basis of Presentation — The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.
Cash and Cash Equivalents — Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are primarily held in one financial institution and are uninsured except for minimum FDIC coverage. As of December 31, 2007 and December 31, 2006, balances totaling approximately $87.2 million and $93.1 million, respectively, were uninsured. All have original maturity dates of three months or less.
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
Inventories — Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
management’s estimated forecast of product demand and production requirements. At December 31, 2007 our inventory balance consisted of approximately $307,000 in assembled products and $1.7 million of components.
Equipment and Improvements — Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value and remaining useful lives of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2007.
Goodwill — The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, the Company is no longer required to amortize goodwill. In accordance with SFAS No. 142, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill allocated to the services sector, or $335,000. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. The amount of the write off is included in general and administrative expenses. We determined that we did not have any impairment of our remaining goodwill December 31, 2007.
Revenue Recognition — The Company currently reports its net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. The Company recognizes revenue in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Consumer group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company has a few multiple elements agreements for which it has contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.
Software Development Costs — Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2007, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
Sales Incentives — Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. Total rebates were $583,000, $307,000 and $193,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Advertising Expense — Advertising costs are expensed as incurred. Advertising expenses were $540,000, $379,000 and $223,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
In addition, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.
Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of FIN 48 did not have a material impact on the Company’s results of operation and financial position.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2006 tax years. State income tax returns are subject to examination for a period of three to four years after filing.
Share-Based Compensation — Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).
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
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Non-cash share-based compensation expense related to stock options and restricted stock grants was $12.4 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively, and was recorded in the financial statements as follows (in thousands):

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007

	2007	2006
Cost of Goods Sold	$295	$33
Selling and Marketing	4,920	1,770
Research and Development	2,353	989
General and Administrative	4,804	1,870

Total Share-Based Compensation Expense	$12,372	$4,662

The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 66% for grants issued in 2007 and 84% for grants issued in 2006; weighted average risk-free interest rates of 4.61% and 4.86% in the year ended December 31, 2007 and 2006, respectively; and no dividends during the expected term. As share-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
Grants of Restricted Stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to the Board of Directors. This cost will be amortized over the 12 month vesting period. In addition, a total of 477,000 shares of Restricted Stock, with a total value $6.1 million were granted to officers and key employees of the Company. This cost will be amortized over vesting periods of 24 to 48 months.
In the year ended December 31, 2006 a total of 50,000 shares of Restricted Stock, with a total value of $440,000, were granted to the Board of Directors. This cost will be amortized over the 12 month vesting period. In addition, 400,000 shares of Restricted Stock, with a total value $4.3 million, were granted to key officers and employees of the Company. This cost will be amortized over the vesting period of 24 months.
Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amount of $2.2 million in the year ended December 31, 2007 and $805,000 in the year ended December 31, 2006.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
During the year ended December 31, 2005 there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. In addition, there was no compensation expense for restricted stock grants as the Company had not issued any restricted stock prior to 2006. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per share would have been as follows:

Year Ended
December 31, 2005
(in thousands, except per share data)
Net income, as reported	$4,724
Less total stock based compensation	(1,582)

Pro forma net income	$3,142

Income per Common Share
As reported, Basic	$0.22
As reported, Diluted	$0.21
Pro forma, Basic	$0.15
Pro forma, Diluted	$0.14
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 to 48 months following grant date; stock volatility, 85% risk free interest rate of 3.98% and no dividends during the expected term.
     Net Income per Share — Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Pontential common shares for diluted EPS include stock options, using the treasury stock method, of 1,230,000, 1,577,000 and 1,455,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Certain potential common shares from exercise of options have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2007, 2006 and 2005, the number of shares excluded were 1,611,000, 68,000 and 94,000, respectively.
Fulfillment Services — The Company currently holds consigned inventory from a customer, which is used to fulfill orders. As the Company does not hold title to the inventory, it is not recorded in the accompanying consolidated balance sheets. In addition, the Company receives cash for fulfillment orders, which is paid out to the fulfillment customer on a monthly basis. Such cash and the related payable are recorded on a net basis as the amounts are held for the benefit of this fulfillment customer. Revenue is recognized for fulfillment services as services are performed.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.
Comprehensive Income — Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2007, 2006 and 2005, there was no difference between net income and comprehensive income.
Significant Concentrations — For the year ended December 31, 2007, one customer made up 64.4% of revenues and 49% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 13% of accounts payable.
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.
New Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of SFAS 155 has not had a material impact on the Company’s financial position, results of operations, or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Accordingly, the Company adopted SFAS 156 effective January 1, 2007. The adoption of SFAS 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its results of operation or financial position.
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
In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The application of EITF 06-3 has not had a material impact on the Company’s results of operations, financial position or cash flow.
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 141 (R) will have on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 160 will have on its financial position, results of operations or cash flows.
2. ACQUISITION OF E FRONTIER, INC.
In November, 2007, the Company acquired certain assets of e frontier America, Inc., a wholly-owned subsidiary of e frontier, Inc., including e frontier’s AquaZone, Poser and Shade® product suites. The Company paid $5.0 million at closing and estimates an additional $600,000 to be paid upon the completion of specified milestones, with the final payment due in September 2008.
The Company estimates that $92,000 in direct costs (legal and professional services) were incurred to close the transaction.
The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,000
Acquisition related costs	92

Total purchase price	$5,092

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
The Company is in the process of obtaining the final valuation report necessary to complete the purchase price allocation.
3. ACQUISITION OF ACTIVE APPLICATION DEVELOPMENT, PTY, LTD.
In July 16, 2007, the Company acquired the assets of Active Application Development, PTY, LTD dba busineSMS (“busineSMS”), a privately held Melbourne, Australia Company, with $1.0 million paid at closing and $400,000 to be paid at the end of the one year escrow period.
The Company estimates that $27,000 in direct costs (legal and professional services) were incurred to close the transaction. The Company has accounted for this acquisition as an acquisition of technology and all costs will be amortized over a period of one year.
4. ACQUISITION OF INSIGNIA SOLUTIONS, plc.
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
Pursuant to the Asset Purchase Agreement, as amended by the Amendment, the Company, Acquisition Sub and Insignia agreed that, among other things, the aggregate consideration to be paid by the Company under the Asset Purchase Agreement will be an estimated $18.8 million, consisting of: $14.5 million in cash; forgiveness of all indebtedness payable by Insignia under the Promissory Note initially delivered to the Company on December 22, 2006 (the principal amount of the note was $750,000 as of December 31, 2006 and was included in Accounts Receivable on the Consolidated Balance Sheet, and was $2.0 million at the closing of the Acquisition), and a cash sum equal to the product of $2.575 million less the dollar amount of the Employee Liabilities (as defined in the Amendment) assumed by the Company at closing.
The Company has held back $1.5 million in cash from the consideration for twelve months as security for satisfaction of Insignia’s indemnification obligations under the Asset Purchase Agreement, as amended.
The Company estimates that $411,000 in direct costs (legal and professional services) were incurred to close the transaction.
The total purchase price at this date is summarized as follows (in thousands):

Cash consideration	$13,000
Insignia liabilities paid at closing	1,977
Loan forgivness	2,000
Acquisition related costs	411

Total purchase price	$17,388

If all conditions as per the contract are met at the close of the escrow period, the estimated purchase price will be $18,888,000.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$9
Accounts Receivable, net	549
Computers and Equipment	22
Prepaids and Other Assets	51
Intangible Assets	9,800
Goodwill	7,398

Total Assets	17,829

Liabilities:
Accrued Liabilities	441

Total Liabilities	441

Total purchase price	$17,388

Pro forma disclosure of the Company’s results of operations for the year ended December 31, 2007 as though the acquisition had occurred as of the beginning of the period are not presented since the results of Insignia’s operations for the first quarter of 2007 were not material.
Pro forma disclosure of the Company’s results of operations for the years ended December 31, 2006 and 2005 as though the acquisition had occurred as of the beginning of the period, after deducting $833,000 for interest expense and liquidated damages on Insignia’s subsidiary preferred stock in 2006 and $2.1 million in 2005 for interest expense, is as follows (in thousands, except per share amounts):

	Year ended December 31, 2006			Year ended December 31, 2005
	Smith		Pro-forma	Smith		Pro-forma
	Micro	Insignia	combined	Micro	Insignia	combined
		(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$54,469	$2,838	$57,307	$20,258	$3,178	$23,436

Net Income (Loss)	$8,956	$(6,144)	$2,812	$4,724	$(6,311)	$(1,587)

Basic Earnings per share	$0.38		$0.12	$0.22		$(0.07)

Diluted Earnings per share	$0.35		$0.11	$0.21		$(0.07)

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
5. ACQUISITION OF ECUTEL SYSTEMS, INC.
On February 9, 2007, the Company, TEL Acquisition Corp., a wholly-owned subsidiary of the Company, Ecutel Systems, Inc., John J. McDonnell, Jr. and the Principal Stockholders of Ecutel consummated the merger of Ecutel with and into TEL Acquisition Co. pursuant to the terms of that certain Agreement and Plan of Merger dated as of January 31, 2007.
In connection with the Merger, all outstanding shares of capital stock of Ecutel were converted into the right to receive a portion of the merger consideration. The aggregate merger consideration paid by the Company in connection with the Merger was $7,936,000 in cash. The consideration for and the other terms and conditions of the Merger were determined by arms-length negotiations between the Company, Ecutel and the Principal Stockholders of Ecutel. The Company estimates that $127,000 in direct costs (legal and professional services) were incurred to close the transaction. A copy of the Merger Agreement has been filed under Form 8-K with the Securities and Exchange Commission.
The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired which will be amortized over periods ranging from five to seven years.
The total purchase price is summarized as follows (in thousands):

Cash consideration	$7,936
Acquisition related costs	127

Total purchase price	$8,063

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts Receivable, net	244
Inventory	25
Intangible Assets	2,799
Goodwill	5,766

Total Assets	8,897

Liabilities:
Accrued Liabilities	834

Total Liabilities	834

Total purchase price	$8,063

Pro forma disclosure of the Company’s results of operations for the year ended December 31, 2007 as though the acquisition had occurred as of the beginning of the period are not presented since the results of Ecutel’s operations for January 2007 were not material.
Pro forma disclosure of the Company’s results of operations for the year ended December 31, 2006 as though the acquisition had occurred as of the beginning of the period, is as follows (in thousands, except per share amounts):

	Year ended December 31, 2006
	Smith		Pro-forma
	Micro	Ecutel	combined
		(unaudited)	(unaudited)
Revenue	$54,469	$1,379	$55,848

Net Income (Loss)	$8,956	$(2,024)	$6,932

Basic Earnings per share	$0.38		$0.29

Diluted Earnings per share	$0.35		$0.27

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
6. ACQUISITION OF PHOTAGS INC.
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
In connection with the Merger, the Company acquired the underlying technology of PhoTags, Inc. which includes patented JPEG enhancements. As a result, the Company paid approximately $2,000,000 to PhoTags, Inc. who paid their existing liabilities at closing, and issued 384,897 shares of the Company’s common stock with an aggregate fair market value of $4,730,384 (based on a closing share price on the closing date, April 5, 2006, of $12.29) as consideration for the purchase of all of the outstanding shares of PhoTags. In connection with the Merger, the Company paid an earn-out of $3,500,000 in March 2007, based on the achievement of certain milestones which was recorded as an addition to Goodwill. The Company paid $226,000 in direct cash costs (legal and professional services) and $77,000 of non-cash direct costs were incurred to close the transaction.
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,500
Common stock	4,730
Deferred taxes	500
Acquisition related costs — cash	226
Acquisition related costs — non cash	76

Total purchase price	$11,032

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$2
Accounts Receivable, net	3
Deferred Tax Assets	673
Intangible Assets	1,265
Goodwill	9,139

Total Assets	11,082

Liabilities:
Accrued Liabilities	50

Total Liabilities	50

Total purchase price	$11,032

Pro forma disclosure of the Company’s results of operations for the year ended December 31, 2006, as though the acquisition had occurred as of the beginning of the period, and pro forma disclosure of the Company’s results of operations for the comparable prior period as though the acquisition had occurred as of the beginning of that period, are not presented since the results of operations of PhoTags, Inc. for each of these periods was not material.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
7. ACQUISITION OF ALLUME INC.
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
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
Unaudited pro forma consolidated results of operations for the year ended December 31, 2005 as if the acquisition had occurred as of January 1, 2005 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2005
	Historical	Proforma
Net Revenues	$20,258	$24,647

Net Income	$4,724	$4,288

Net Income per share, basic	$0.22	$0.20

Net Income per share, diluted	$0.21	$0.19

Weighted average shares outstanding, basic	21,351	21,549

Weighted average shares outstanding, diluted	22,806	23,004

Pro forma adjustments have been applied to reflect the addition of amortization related to the intangible assets and the fixed assets acquired and reduction in interest income as if the acquisition had occurred at the beginning of such period presented. The pro forma adjustment for amortization related to intangible assets acquired was $1.5 million for the proforma period ended December 31, 2005.
8. EQUIPMENT AND IMPROVEMENTS
Equipment and improvements consist of the following (in thousands):

	December 31,
	2007	2006
Machinery and equipment	$1,685	$1,187
Leasehold improvements	844	443
Office furniture and fixtures	191	72

	2,720	1,702

Less accumulated depreciation and amortization	(1,641)	(1,285)

	$1,079	$417

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
9. GOODWILL AND INTANGIBLE ASSETS
      The following table sets forth the acquired intangible assets by major asset class (in thousands):

	Useful	December 31, 2007			December 31, 2006
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Licensed Technology	7	$2,260	$(2,260)	$—	$2,260	$(2,260)	$—
Purchased Technology	1	1,226	(613)	613	—	—	—
Capitalized Software	4-7	11,081	(3,174)	7,907	3,849	(1,621)	2,228
Distribution Rights	5	482	(308)	174	482	(208)	274
Customer Lists	5	923	(460)	463	923	(276)	647
Database	10	182	(1)	181
Trademarks	10	809	(308)	501	809	(196)	613
Trade Names	7	1,537	(72)	1,465	—	—	—
Customer Agreements	1.5	165	(69)	96	65	(39)	26
Customer Relationships	7	6,720	(174)	6,546	—	—	—

Totals		$25,385	$(7,439)	$17,946	$8,388	$(4,600)	$3,788

Aggregate amortization expense on intangible assets was approximately $2.8 million, $1.6 million and $770,000 years ended December 31, 2007, 2006 and 2005, respectively. Expected future amortization expense is as follows: $4.3 million for 2008, $3.8 million for 2009, $3.2 million for 2010, $2.9 million for 2011, $2.0 million for 2012 and $1.7 million thereafter. Amortization expense related to intangibles acquired in the Allume acquisition is calculated on a discounted cash flow basis over five years for Distribution Rights and Customer Lists and ten years for Trademarks. Amortization is calculated on a straight line basis over five years for Customer Lists. Amortization expense related to intangibles acquired in the PhoTags acquisition is calculated on a discounted cash flow basis over 18 months for Customer Agreements. Amortization is calculated on a straight line basis on intangible assets acquired in the Ecutel acquisition, seven years for Customer Relationships and Trade Names. Amortization expense related to all intangibles acquired in the Insignia acquisition is calculated on a discounted cash flow basis over seven years. Amortization is calculated on a straight line basis on intangible assets acquired in the eFrontier acquisition, one year for Customer Contracts, seven years for Customer Relationships and Trade Names and ten years for the Database.
Pursuant to the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis, typically over an estimated life of four to seven years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
At December 31, 2006, upon review of the goodwill the Company elected to write off all goodwill allocated to the consulting portion of its services sector, or $335,000. The consulting portion of its services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. The amount of the write off is included in general and administrative expenses.
The Company determined that it did not have any impairment of goodwill at December 31, 2007.
The carrying amount of the Company’s goodwill was $32,505,000 as of December 31, 2007 and $15,266,000 as of December 31, 2006.
10. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Salaries and benefits	$2,603	$1,478
Royalties and Revenue Sharing	746	270
Marketing expenses and rebates	290	189
Other	283	13

	$3,922	$1,950

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
11. INCOME TAXES
A summary of the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$—	$23	$100
State	—	—	4

Total current	—	23	104

Deferred:
Federal	526	(58)	1,286
State	339	(33)	(197)
Tax benefit related to exercise of stock options and release of valuation allowance	3,775	9,567	—
Purchase price adjustment — PhoTags	—	(500)	—
Other adjustments	674	21	—
Change in valuation allowance	—	(7,786)	(1,089)
Total deferred	5,314	1,211	0

Total Provision	$5,314	$1,234	$104

For the year ended December 31, 2007, in addition to the $5,314,000 United States income tax provision detailed in the table above, the Company also paid approximately $28,000 in foreign withholding taxes for a total of $5,342,000 as shown on the Consolidated Statement of Operations.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate (34%) to the income (loss) before income taxes is as follows:

	December 31,
	2007	2006	2005
Federal statutory rate	34%	34%	35%
State tax, net of federal benefit	9	6	3
Other	19	3	(1)
Change in valuation allowance	—	(31)	(35)

	62%	12%	2%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Various reserves	$94	$91
Nondeductible accruals	423	128
State taxes	(470)	(592)
Prepaid expenses	(2)	(156)
Credit carryforwards	1,699	1,697
Net operating loss carryforwards	4,653	6,091
Fixed assets	106	57
Amortization	376	831
Identifiable intangibles acquired	(192)	(537)
Equity based compensation	216	216
Other	108	50

Subtotal	7,011	7,876
Valuation allowance	0	0

	$7,011	$7,876

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
The Company has federal and state net operating loss carryforwards of approximately $11,847,000 and $6,915,000, respectively, at December 31, 2007. These federal and state net operating loss carryforwards will expire in 2007 through 2026.
In addition, the Company has federal and state tax credit carryforwards of approximately $1,118,000 and $581,000, respectively, at December 31, 2007. These tax credits will begin to expire in 2010.
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
Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.
Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of FIN 48 did not have a material impact on the Company’s results of operation and financial position.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2006 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
12. COMMITMENTS AND CONTINGENCIES
Leases — The Company has non-cancelable operating leases for its building facilities in Aliso Viejo, California and Watsonville, California, which expire in May 2016 and September 2010, respectively. The Company also leases space for its facilities in Campbell, California; Lee’s Summit, Missouri; Herndon, Virginia; Seoul, South Korea and Stockholm, Sweden, on short-term or month agreements. Future minimum rental commitments consist of the following (in thousands):

Year ending December 31:
2008	$1,133
2009	877
2010	763
2011	783
2012	804
Thereafter	2,182

Total	$6,542

Total rent expense was $981,000, $573,000 and $492,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Litigation — From time to time the Company is subject to litigation in the normal course of business, none of which management believes will likely have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
13. SEGMENT INFORMATION
In early 2007, we completed two acquisitions. The acquisition of Ecutel Systems, Inc. in February, and the asset purchase of Insignia Solutions in April. Based on the new acquisitions and the broadening of our OEM product offering, we are now reporting our revenues consistent with our new internal operating perspective. We currently sell products in the following product categories: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Consumer, which includes retail sales of our compression and broad

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
consumer-based software; Mobile Device Solutions, which includes our firmware over the air upgrade software branded under the Insignia name, and ‘other revenue’, which includes miscellaneous legacy accounts that are no longer strategic to the Company.
The Company does not separately allocate operating expenses to these business groups, nor does it allocate specific assets. Therefore, business group information reported includes only revenues.
The following table shows the net revenues generated by each business group:

	Year Ended December 31,
	2007	2006	2005
Multimedia	$26,456	$28,388	$1,278
Connectivity & Security	29,589	14,613	12,406
Consumer	14,368	10,511	5,895
Mobile Device Solutions	1,774	—	—
Corporate/Other	1,190	957	679

Total Revenues	73,377	54,469	20,258
Cost of revenues	20,644	20,259	4,103

Gross Profit	$52,733	$34,210	$16,155

Sales to individual customers and their affiliates, which amounted to more than 10% of the Company’s net revenues, included one OEM customer at 64.4% in 2007, 74.4% in 2006, and 57.1% in 2005. Accounts receivable from this customer was $6.4 million at December 31, 2007, $6.6 million at December 31, 2006 and $4.6 million at December 31, 2005. A decision by this customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from this customer could have a material adverse effect on the Company’s consolidated financial condition and results of operations. In recent years, our revenues derived from sales to customers outside the United States have not been material.
14. PROFIT SHARING
The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $184,000, $125,000, and $65,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
15. SHARE-BASED COMPENSATION
On July 28, 2005, the Shareholders approved the 2005 Stock Option / Stock Issuance Plan. The Plan, which became effective the same date, replaced the 1995 Stock Option / Stock Issuance Plan which expired on

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
May 24, 2005. All outstanding options under the 1995 Plan will remain outstanding, but no further grants will be made under that Plan. The 2005 Plan provides for the issuance of non-qualified or incentive stock options and Restricted Stock to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. Restricted Stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12-48 months. In general, options expire ten years from the date of grant. The maximum number of shares of the Company’s Common Stock available for issuance over the term of the 2005 Plan may not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of Common Stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares). On October 11, 2007, the Shareholders voted to approve an amendment to the 2005 Stock Option / Stock Issuance plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
Stock option activity under the Plan is as follows:

		Weighted
		average	Aggregate
	Number	exercise	Intrinsic
	of options	price	Value
OUTSTANDING, December 31, 2004 (479,000 options, exercisable at a weighted average exercise price of $2.12)	1,799,000	$1.58
Granted (weighted average fair value of $2.75)	2,371,000	$4.94
Exercised	(238,000)	$1.55
Canceled	(76,000)	$5.22

OUTSTANDING, December 31, 2005 (898,000 options, exercisable at a weighted average exercise price of $1.85)	3,856,000	$3.57
Granted (weighted average fair value of $7.13)	266,000	$11.69
Exercised	(1,462,000)	$2.86
Canceled	(142,000)	$4.39

OUTSTANDING, December 31, 2006 (914,000 options, exercisable at a weighted average exercise price of $3.91)	2,518,000	$4.80
Granted (weighted average fair value of $7.70)	3,142,000	$14.61
Exercised	(900,000)	$4.23
Canceled	(106,000)	$13.89

OUTSTANDING, December 31, 2007	4,654,000	$11.33	$0

Exercisable at December 31, 2007	911,000	$4.93	$3,226,000

Vested and expected to vest at December 31, 2007	4,286,000	$11.19	$0

Restricted Stock activity under the Plan is as follows:

Number
of shares
Unvested at December 31, 2005	—
Granted	450,000
Vested	(187,000)

Unvested at December 31, 2006	263,000
Granted	527,000
Vested	(440,000)

Unvested at December 31, 2007	350,000

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
Additional information regarding options outstanding as of December 31, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.24 - $ 2.00	367,000	6.2	$1.70	246,000	$1.59
$2.01 - $ 5.00	985,000	7.6	$4.94	529,000	$4.93
$5.01 - $12.50	274,000	8.6	$9.15	81,000	$8.20
$12.51 - $14.00	1,417,000	9.2	$12.68	22,000	$13.92
$14.01 - $16.00	880,000	9.2	$15.19	33,000	$15.48
$16.01 - $20.00	731,000	9.4	$18.30	0	$19.33

	4,654,000	8.6	$11.33	911,000	$4.93

During the year ended December 31, 2007, 900,000 options were exercised with an intrinsic value of $7.6 million, resulting in cash proceeds to the Company of $3.8 million. During the year ended December 31, 2006 approximately 1.5 million options were exercised with an intrinsic value of $16.6 million, resulting in cash proceeds to the company of $4.2 million. The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $7.70. At December 31, 2007 there was $19.3 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At December 31, 2007, 1.3 million shares were available for future grants under the Stock Issuance / Stock Option Plan.
Effective January 1, 2006, in accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options as a financing activity rather than an operating activity in the Consolidated Statement of Cash Flows.
16. RELATED PARTY TRANSACTIONS
In October 2004, the Company entered into a Master Software Services Agreement with Arrange Technology LLC, providing for the development of certain software applications and integration services. A member of the Company’s Board of Directors was a principal beneficial owner of Arrange Technology LLC, however, that relationship terminated in 2005. $118,000 was expensed under the terms of the agreement in the year ended December 31, 2005.
In conjunction with the severance agreement, entered into in June 2005, with Robert Scheussler, the former CFO, the Company recognized approximately $230,000 in severance related costs which is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2005.  As per the agreement, Mr. Scheussler will continue to provide services to the Company as a

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
consultant and, under the terms of the Company’s Stock Option Plan, will continue to vest in his existing, unvested option grants totaling 108,333 options.  The unvested portion of these option grants were valued by the Company at approximately $424,000 on July 1, 2005, utilizing the Black Scholes option pricing model.  With respect to Mr. Scheussler’s employee stock option agreements, the Company expensed approximately $42,000, $41,000 and $101,000 in the years ended December 31, 2007, 2006 and 2005, respectively.
17. EQUITY TRANSACTIONS
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
On December 14, 2006, the Company completed a fully marketed secondary, issuing 4,000,000 shares of our common stock, $0.001 par value, at a price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59,000,000 before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2006 totaled $4,002,000, comprised of $3,304,000 in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $54,998,000 as of December 31, 2006. On January 18, 2007 an additional 387,000 shares were sold under the same agreement. Offering costs related to the transaction incurred in 2007 totaled $368,000, comprised of $320,000 in underwriting discounts and commissions and $48,000 cash payments for legal and investment services, resulting in additional net proceeds to the Company of $5,341,000 as of December 31, 2007.
A Special Meeting of the Stockholders of the Company was held on September 28, 2007. This meeting was adjourned, and reconvened on October 11, 2007. At the reconvened Special Meeting, the Stockholders voted to approve an amendment to the 2005 Stock Option / Stock Issuance plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
18. SHARES SUBJECT TO RESCISSION
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

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
As of March 11, 2008, assuming every eligible holder of unexercised options granted under the Plans during the period in question were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would not be material to our financial condition.
19. SUBSEQUENT EVENTS
Acquisition of the Mobile Solutions Group of PCTEL, Inc.

On December 10, 2007 Smith Micro entered into an Asset Purchase Agreement with PCTEL, Inc. pursuant to which Smith Micro agreed to acquire substantially all of the assets of PCTEL relating to PCTEL’s Mobility Solutions Group. The acquisition was completed on January 4, 2008. Pursuant to the terms of the Asset Purchase Agreement, Smith Micro paid $59.7 million in cash to PCTEL at the closing.
Restricted Stock Grant.
In connection with the acquisition of the Mobile Solutions Group of PCTEL, Smith Micro issued 169,000 shares of Restricted Stock with a value of $1.3 million which vest over four years.

SMITH MICRO SOFTWARE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2007	$500	$574	$(390)	$684
2006	439	468	(407)	500
2005	137	573	(271)	439

(1)	Other adjustments relate principally to sales returns.

S-1

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing

2.1	Agreement and Plan of Merger, dated April 3, 2006, by and among Smith Micro Software, Inc., Tag Acquisition Corporation, Tag Acquisition Corporation II, Photags, Inc., Harry Fox, and certain stockholders of Photags, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006

2.2	Agreement and Plan of Merger, dated January 31, 2007, by and among Smith Micro Software, Inc., TEL Acquisition Corp., Ecutel Systems, Inc., John J. McDonnell, Jr. and certain stockholders of Ecutel Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2007.

2.3	Asset Purchase Agreement, dated February 11, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc. and Insignia Solutions AB.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2007.

2.4	Amendment to Asset Purchase Agreement, dated April 4, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc., Insignia Solutions AB and Insignia Asia Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2007.

2.5	Asset Purchase Agreement, dated November 12, 2007, by and among Smith Micro Software, Inc., E Frontier Acquisition Corporation, e frontier, Inc., and e frontier America, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2007.

2.6	Amendment to Asset Purchase Agreement, dated November 12, 2007, by and among Smith Micro Software, Inc., E Frontier Acquisition Corporation, e frontier, Inc., and e frontier America, Inc.	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.

2.7	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2*	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

Exhibit
No.	Title	Method of Filing
10.3*	Amended and Restated 2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134)	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5*	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6*	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.7*	Employment Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.8*	Management Retention Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission