Form 10-K/A
period 2007-12-31
SMITH MICRO SOFTWARE INC
filed 2008-04-29
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-26536

SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No. )
51 Columbia, Suite 200
Aliso Viejo, California
(Address of principal executive offices)
Registrant’s telephone number, including area code: (949) 362-5800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2007 (the last trading day in the second calendar quarter of 2007) as reported on the NASDAQ Global Market was $402,131,156.*
     As of April 1, 2008, there were 30,414,511 shares of common stock outstanding
*
Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 29, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE
     The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of April 1, 2008:

Name	Age	Position(s)
William W. Smith, Jr.	60	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	46	Vice President and Chief Financial Officer
David P. Sperling	39	Vice President and Chief Technical Officer
Jonathan Kahn	50	Executive Vice President — Business Operations
Robert Elliott	56	Vice President and Chief Marketing Officer
Thomas G. Campbell(1)(2)(3)	57	Director
Samuel Gulko(1)(4)	76	Director
Ted L. Hoffman(2)(4)	61	Director
William C. Keiper(2)(3)	57	Director
Gregory J. Szabo(1)(4)	60	Director

(1)	Member of audit committee.

(2)	Member of compensation committee.

(3)	Member of governance and nominating committee

(4)	Member of the mergers & acquisitions committee
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
     Mr. Kahn joined the company with the acquisition of Allume Systems, Inc. in July 2005. Prior to the acquisition, Mr. Kahn was President of Allume. Mr. Kahn was one of the co-founders of Aladdin Systems, Inc. which later became Allume Systems. Mr. Kahn was Chairman, President and Chief Executive Officer of Monterey Bay Tech, Inc (OTC BB:MBYI), a public company from 1999 to May 2005 until its merger with SecureLogic Inc. Mr. Kahn is a member of the Digital River Advisory Board and is a graduate of the University of Rhode Island with a B.A. in Economics. Mr. Kahn assumed the position as Executive Vice President — Business Operations in late 2007.

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
     Mr. Campbell became a director in July 1995. From March 1999 to the present, he has served as the Executive Vice President of King Printing, Inc. From July 1996 to March 1999, he was the Vice President of Operations of Complete Concepts, Ltd., a manufacturer and distributor of women’s accessories. From November 1995 to July 1996, Mr. Campbell was an independent management consultant specializing in corporate turnarounds. From February 1995 to November 1995, he served as the Chief Operating Officer of Laser Atlanta Optics, Inc. From 1985 to February 1995, he served in several senior management positions at Hayes, Inc., including Vice President of Operations and Business Development and as Chief Operating Officer and a member of the Board of Directors of Practical Peripherals, a Hayes subsidiary. Prior to 1985, Mr. Campbell was employed by Digital Equipment Corporation. Mr. Campbell attended Boston University.
     Mr. Gulko became a director in October 2004. Since October 2006, Mr. Gulko has served as Chief Financial Officer, on a part-time basis, of Royal Standard Minerals Inc., an exploration and development company. In addition, since September 2002, he has provided tax and consulting services on a part-time basis to a limited number of clients. From July 1996 until his retirement in September 2002, Mr. Gulko functioned as the Chief Financial Officer, and as the Vice President of Finance, Secretary and Treasurer of Neotherapeutics, Inc., a publicly traded biotechnology company (now known as Spectrum Pharmaceuticals, Inc.). During this same period he also served as a member of the Board of Directors of Neotherapeutics, Inc. From April 1987 to July 1996, Mr. Gulko was self employed as a Certified Public Accountant and business consultant, as well as the part time Chief Financial Officer of several privately-owned companies. Mr. Gulko was a partner in the audit practice of Ernst & Young LLP, an accounting and business services firm, from September 1968 until March 1987. Mr. Gulko holds a B.S. in Accounting from the University of Southern California.
     Mr. Hoffman became a director in December 2005. He is the retired Vice President — Technology Development of Verizon Wireless, a wireless voice and data carrier, where he was responsible for all technical product and service development. He was with Verizon Wireless, and its predecessor Bell Atlantic Mobile, from July 1993 until his retirement in August 2005. Mr. Hoffman was a member of the Board of Directors of Omnitel Pronto Italia, a Verizon Communications Wireless affiliate operating in Italy. He is a past officer and a member of the Board of Directors of the CDMA Development Group, an organization responsible for promotion, advancement, deployment and future developments of CDMA. He has served on the Wireless Engineering Advisory Board at Auburn University as well as on the Intel Communications Advisory Board. He is currently a member of the Board of Directors of w2bi, Incorporated, a developer of software solutions for wireless network operators and device manufacturers. Mr. Hoffman began his telecommunications career at Bell Telephone Laboratories, which designs products and services for communications technology and conducts fundamental research in fields important to communications, in June 1969 as a member of the technical staff. He joined Bell Atlantic, a telephone and communications company, in August 1976, holding a variety of engineering, operations, marketing, external affairs, corporate planning and headquarters positions. Mr. Hoffman holds a B.A. from Elizabethtown College, a B.S. in Electrical Engineering from Penn State University, an M.S. in Electrical Engineering from Northwestern University and an M.B.A. from Drexel University. He holds three patents.
     Mr. Keiper became a director in May 2002. Mr. Keiper served as Chief Executive Officer of Hypercom Corporation (NYSE: HYC) from March 2005 through August 2007 and continued in a consulting capacity through the end of 2007. He was a member of the Hypercom Board of Directors from April 2000 through August 2007, and also served as its Chairman. Prior to joining Hypercom, Mr. Keiper was Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from April 2003 to March 2005. From January 1998 to March 2003, he served as a principal in mergers and acquisitions firms serving middle market software and information technology services companies. From January 1991 to September 1997, Mr. Keiper was Chief Executive Officer of Artisoft, Inc., a publicly traded networking and communications software company. He also served as Chairman of Artisoft from August 1993 to September 1997. Mr. Keiper holds a B.S. in Business degree (finance major) from Eastern Illinois University, a Juris Doctorate degree from Arizona State University and a Masters degree in International Management from the Thunderbird American Graduate School of International Management. In addition, Mr. Keiper is currently a director of Radyne Corporation, a publicly traded manufacturer of data transmission and reception products, systems and software, and Zones, Inc., a publicly traded direct marketing reseller of information technology products.

     Mr. Szabo became a director in June 2001. From August 2002 to January 2004 Mr. Szabo served as the Chief Executive Officer of Ertek Solutions, LLC, a provider of antenna technology to the wireless industry focusing on high performance low cost RFID Tag antennas and inlays, which he co-founded. Mr. Szabo currently serves on the Board of Directors, and was formerly the Chairman, of Ertek. From April 1987 to June 2000 Mr. Szabo served in a series of senior management positions with AirTouch Cellular, Vodafone and Verizon Wireless. As Vice President-Network Services, he directed the engineering and operations of AirTouch’s cellular systems in the eastern United States. As Executive Director Global Technology for Vodafone AirTouch he was a member of the Advanced Services Council and responsible for the Next Generation Network initiative. Prior to AirTouch, Mr. Szabo held managerial positions with Motorola and Martin Marietta. Mr. Szabo holds both a B.S. and an M.S. in Electrical Engineering from the Ohio University
Executive Officers and Directors
     Currently, all of our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.
Board Committees
     Our board of directors has established four standing committees: an audit committee; a compensation committee; a governance and nominating committee; and a mergers and acquisitions committee.
     Audit Committee. Our Audit Committee is comprised of three members: Messrs. Campbell, Gulko and Szabo. The Board of Directors has determined that all of these members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards and also within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member can read and has an understanding of fundamental financial statements. The Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board of Directors regarding the selection of our independent registered public accounting firm and reviews the results and scope of our annual audit and other services provided by our independent registered public accounting firm. The Audit Committee also is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related party transactions are reviewed and approved by the Audit Committee. The Board of Directors has adopted and approved an amended and restated written charter for the Audit Committee. A current copy of this charter is posted on our web site at http://www.smithmicro.com under the Investor Relations section. Mr. Gulko is the Audit Committee Chairman and has been designated by the Board of Directors as the Audit Committee’s financial expert, as that term is described in the rules of the SEC.
     Compensation Committee. The Compensation Committee is comprised of three members: Messrs. Campbell, Hoffman and Keiper. The Board of Directors has determined that all the members of the Compensation Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The Compensation Committee administers our executive compensation programs and makes recommendations to the Board of Directors concerning officer and director compensation. The Compensation Committee also has the authority to administer the Amended and Restated Smith Micro 2005 Stock Option/Stock Issuance Plan (the “2005 Plan”) and to award stock options and direct stock issuances under that plan to our officers and employees. The Board of Directors has adopted and approved a written charter for the Compensation Committee. A current copy of this charter is posted on our web site at http://www.smithmicro.com under the Investor Relations section.
     Governance and Nominating Committee. The Governance and Nominating Committee is comprised of two members: Messrs. Keiper and Campbell. The Board of Directors has determined that all the members of the Nominating Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The Nominating Committee receives proposed nominations to the Board of Directors, reviews the eligibility of each proposed nominee, and nominates, with the approval of the Board of Directors, new members of the Board of Directors to be submitted to the stockholders for election at each annual meeting. The Board of Directors has adopted and approved a written charter for the Nominating Committee. A current copy of this charter is posted on our web site at http://www.smithmicro.com under the Investor Relations section.

     Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee (the “M&A Committee”) is comprised of three members: Messrs. Hoffman, Gulko and Szabo. The Board of Directors has determined that all the members of the M&A Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The M&A Committee evaluates and reviews potential acquisition targets, strategic investments and divestitures, and makes recommendations regarding the same to our Board of Directors. The M&A Committee is also charged with overseeing the due diligence process with respect to proposed acquisitions, strategic investments and divestitures. The Board of Directors has adopted and approved a written charter for the M&A Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.
     Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.
Code of Ethics
     We have adopted a Code of Ethics for all of our employees, executive officers and directors. We will provide a copy of the Code of Ethics upon request made by email to investor-relations@smithmicro.com or in writing to Smith Micro Software, Inc. at 51 Columbia, Aliso Viejo, California 92656, Attention: Investor Relations. The full text of our Code of Ethics is posted on our web site at http://www.smithmicro.com under the Investor Relations section.

Item 11. Executive Compensation
Overview
     This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid during our last completed fiscal year to each of William W. Smith, Jr., our President and Chief Executive Officer, Andrew C. Schmidt, our Vice President and Chief Financial Officer, David P. Sperling, our Vice President and Chief Technical Officer, Jonathan Kahn, our Executive Vice President — Business Operations, and Robert Elliott, our Vice President and Chief Marketing Officer. These individuals are also referred to herein as our “named executive officers.”
Compensation Program Objectives and Philosophy
     The compensation committee of our board of directors currently oversees the design and administration of our executive compensation program. Our compensation committee’s primary objectives in structuring and administering our executive officer compensation program are to:
1.	attract, motivate and retain talented and dedicated executive officers;

2.	tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives; and

3.	reinforce business strategies and objectives for enhanced stockholder value.
     To achieve these goals, our compensation committee maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as financial and operational performance, as measured by metrics such as revenue and sales. Our compensation committee evaluates individual executive performance along with our Chief Executive Officer (other than with respect to his own performance) as part of the review process. The committee seeks to establish overall compensation (including cash and equity awards) at levels the committee believes are roughly comparable with average levels of compensation for executives at other fast-growing technology companies of similar size. The committee also seeks to maintain internal equity among executives based on their individual roles while setting compensation packages that are necessary to attract experienced executives who can manage a larger, more complex organization. Our compensation committee performs at least annually a review of our executive officers’ compensation to determine whether we provide adequate incentives and motivation to our executive officers and whether we adequately compensate our executive officers relative to comparable officers in other similarly situated companies.
     The principal elements of our executive compensation program are base salary, cash bonus awards, long-term equity incentives in the form of stock options and restricted stock, other benefits and perquisites, post-termination severance and acceleration of stock option and restricted stock vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life and health insurance benefits and a qualified 401(k) savings plan.
     We view these components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.
     When determining compensation for our Chief Executive Officer, our compensation committee gives significant consideration to Mr. Smith’s role in founding our company over 25 years ago, the significant liquidity he has received since our initial public offering in 1995, and his continuing ownership of a significant portion of our stock.

Role of Executive Officers in Compensation Decisions
     Our compensation committee reviews and approves the compensation paid to our Chief Executive Officer. With regard to the compensation paid to each executive officer other than the Chief Executive Officer, the Chief Executive Officer reviews, on an annual basis, the compensation paid to each such executive officer during the past year and submits to the compensation committee his recommendations regarding the compensation to be paid to such persons during the next year. Following a review of such recommendations, the committee will take such action regarding such compensation as it deems appropriate, including approving compensation in an amount the compensation committee deems reasonable.
     Management plays a significant role in the compensation-setting process for executive officers, other than the Chief Executive Officer, by:
•	evaluating employee performance;

•	recommending business performance targets and establishing objectives; and

•	recommending salary levels, bonuses and equity-based awards.
     Management also prepares meeting information for most compensation committee meetings, and the Chief Executive Officer participates in committee meetings at the compensation committee’s request to provide:
•	background information regarding our strategic objectives;

•	his evaluation of the performance of the executive officers; and

•	compensation recommendations as to executive officers (other than himself).
Benchmarking of Compensation
     The compensation committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated companies. As part of establishing compensation levels for 2007, the compensation committee informally reviewed third-party surveys and other information collected from public sources relating to compensation levels of executive officers at peer companies. Such review was not used to establish compensation levels, but rather as a market check to ensure that our overall compensation levels (including cash and equity awards) are roughly comparable to average levels of compensation for executives at other fast-growing technology companies of similar size. Historically, the compensation committee has not engaged third party consultants to advise the compensation committee on compensation matters.
     In 2008, following the completion of a number of important acquisitions in fiscal 2007 and early 2008, the compensation committee engaged a third party consultant to prepare a compensation study to assist the committee as it seeks to ensure that we are appropriately compensating our executives, given the increased size and complexity of the company. The compensation study included wireless/communications companies (software and hardware) with revenues of between $80 million and $200 million, similar market capitalization and employee size ranges. The results of the study are currently being evaluated by the compensation committee, and no compensation decisions have yet been made based on the results of the study.
Base Compensation
     We provide our named executive officers and other executives with base salaries that we believe enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while taking into account the unique circumstances of our company. We review base salaries for our named executive officers annually and increases are generally based on our performance and individual performance. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives.

     The following table identifies actions taken during fiscal year 2007 with respect to annual base salaries of the named executive officers:

Named Executive Officer	Changes in Annual Base Salary
William W. Smith, Jr.	No change, base salary remains at $350,000
Andrew C. Schmidt	Increased from $240,000 to $260,000, effective February 2007
David P. Sperling	Increased from $200,000 to $210,000, effective February 2007
Jonathan Kahn	No change, base salary remains at $200,000
Robert Elliott	Increased from $140,000 to $160,000, effective February 2007
     The annual base salaries of Mr. Schmidt, Sperling and Elliott were increased based on the Board’s decision to make their salaries more competitive with other technology companies and to recognize the value of their overall services to the company. The Board took into account each of their job responsibilities, historical salary levels, the performance of the company, individual contributions, competitive conditions in the marketplace and the relationship of their compensation levels to other officers of Smith Micro Software, and determined that the increases were appropriate to reward performance, ensure retention and maintain appropriate compensation differentials among officers of Smith Micro Software. With respect to Mr. Smith, the board believed his base salary to be fair and adequate and as a result did not provide for an increase in 2007. Mr. Kahn’s base salary was consistent with his employment agreement and therefore not increased.
Cash Bonus Awards
     As part of our compensation program and in order to maintain appropriate financial incentives, our executive officers are eligible for cash bonus compensation pursuant to an annual cash bonus plan. Under the plan, cash bonuses are determined and paid each fiscal year on a quarterly basis based upon the achievement of certain performance objectives. Our cash bonus plan is designed to focus our management on achieving key corporate financial objectives, to motivate certain desirable behaviors and to reward achievement of our key corporate financial objectives and individual goals. Under the terms of the bonus plan, the compensation committee establishes performance objectives and annual target bonus amounts for each named executive officer. In determining the appropriate level of target bonus for each officer the compensation committee considers information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies, relative base salary and bonus amounts for each individual and the recommendations of our Chief Executive Officer.
     2007 Bonus Plan
     In the first quarter of 2007, the compensation committee worked with senior management to establish the annual target bonus amounts and performance objectives under the bonus plan. For each performance objective the committee assigned a relative weighting to provide guidelines for setting actual cash payouts for each executive officer based on a percentage of the individual’s target bonus.
     The compensation committee retained wide discretion to interpret the terms of the bonus plan, including interpreting and determining whether the performance objectives had been met and the amount of cash bonus that may be paid pursuant to the bonus plan.
     Our bonus plan contains between one and two performance objectives with a dollar value ascribed to each objective so that the sum total equals the approved cash bonus potential for each executive officer. In 2007 the objective(s) (i) for Messrs. Smith and Schmidt were: (1) revenue achievement, and (2) profitability achievement; (ii) for Messrs. Sperling, Kahn and Elliot was revenue achievement. The revenue and profitability targets for each of these individuals was set at the consensus estimates of analysts for each quarter, and was updated quarterly. Bonuses were awarded based on the percentage by which the goal was attained. We believe that the performance objectives are moderately difficult to achieve and that performance at a high level while devoting full time and attention to their responsibilities is required for our executive officers to earn their respective cash bonuses. We believe that the performance objectives are moderately difficult to achieve and that performance at a high level while devoting full time and attention to their responsibilities is required for our executive officers to earn their respective cash bonuses.
     For 2007, based on the achievement of the objectives for our executive officers under our bonus plan, we paid bonuses of $54,095 to Mr. Smith, $43,276 to Mr. Schmidt, $43,105 to Mr. Sperling, $65,708 to Mr. Kahn, and $37,091 to Mr. Elliott. The cash bonuses paid to our chief executive officer accounted for approximately 1.6% of his total compensation in 2007. For our other named executive officers in 2007, their cash bonuses, on average, accounted for 2.2% to 4.4% of their total compensation.

     2007 Discretionary Bonuses
     The compensation committee may also award discretionary bonuses based on our achievements and the individual’s contributions to those achievements. For 2007, Mr. Smith and Mr. Schmidt received a $25,000 discretionary bonus for their efforts in helping the company achieve a successful common stock offering in December 2006.
Equity Compensation
     We believe that for growth companies in the technology sector, equity awards are a significant compensation-related motivator in attracting and retaining executive-level employees. Accordingly, we have provided our named executive officers and other executives with long-term equity incentive awards that incentivize those individuals to stay with us for long periods of time, which in turn should provide us with greater stability over such periods than we would experience without such awards. While the majority of our long-term equity compensation awards historically have also been in the form of stock options, we provided grants of restricted stock to each of our executive officers in 2007. We felt that granting restricted stock in 2007 provided additional incentive to our executives by providing them with immediate stock ownership, which helped align their interests with those of our stockholders.
     We grant equity compensation to our executive officers and other employees under the 2005 Plan. We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record compensation expense over the vesting period of the award. All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date.
     Generally, we grant long-term equity awards to our named executive officers upon commencement of their employment, and the terms of those awards typically vest over four years. Additionally, from time to time, we grant subsequent long-term equity awards to our named executive officers based upon a number of factors, including: rewarding executives for superior performance, maintaining a sufficient number of unvested long-term equity awards as a means to retain the services of such executives, providing increased motivation to such executives and ensuring that the total long-term equity awards are competitive with those of other companies competing for our named executive officers. We typically grant equity awards at scheduled meetings of the compensation committee, and option awards typically carry an exercise price equal the closing price of our common stock on the day of grant. We do not have a program, plan or practice to time the grant of stock options in coordination with the release of material non-public information.
     In February, 2007 we granted shares of Restricted Stock and stock options to each of our named executive officers as follows:

	Shares of Restricted Stock	Stock Options
William W. Smith, Jr.	100,000	200,000
Andrew C. Schmidt	50,000	100,000
David P. Sperling	30,000	100,000
Jonathan Kahn	30,000	100,000
Robert Elliott	30,000	100,000

     In 2007, the committee approved grants of restricted stock and options as a retention tool and due to the committee’s sense that our total cash compensation paid to our named executive officers was at the lower end of the market for technology companies of similar size. Differing levels of restricted stock awards were made to executives based on the individuals’ relative duties and responsibilities. In addition, the company awarded new stock options to the named executive officers during 2007. The primary reason for these new stock option grants was to maintain internal equity of our existing executives with new executives that were hired through our acquisitions of Ecutel Systems and Insignia Solutions in early 2007. The stock options were granted at a regularly scheduled compensation committee meeting. The exercise price of these option awards is the closing price of our common stock on the Nasdaq Global Market on the date of grant.
     Our stock options have a 10-year contractual term. In general, the option grants are also subject to post-termination and change in control provisions. These terms are more fully described below in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”
Executive Benefits and Perquisites
     We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. We provide a 20% match on all eligible employee contributions to our 401(k) plan. We provide these benefits to create additional incentives for our executives and to remain competitive in the general marketplace for executive talent.
Change in Control and Severance Benefits
     We provide the opportunity for certain of our named executive officers to receive additional compensation or benefits under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent in key positions. Our severance and change in control provisions for certain of our named executive officers are summarized below in “— Employment Agreements” and “— Potential Payments Upon Termination or Change in Control.”
Code Section 162(m)
     It is our policy generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits us from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals. We believe our 2005 Plan is structured to qualify stock options, restricted share and stock unit awards under such plan as performance-based compensation and to maximize the tax deductibility of such awards. However, we reserve the discretion to pay compensation to our officers that may not be deductible.
2008 Compensation Decisions
     The compensation committee has not yet completed its 2008 compensation evaluation, and no changes to executive compensation levels for 2008 have been made as of the date of this filing.

Summary Compensation Table
     The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2007 and 2006.

						Non-Equity
						Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($) (1)	($) (2)	($) (3)	($)		($)

William W. Smith, Jr.	2007	$350,000	$25,000	$1,147,258	$1,360,000	$54,095	$499,304	(4)	$3,435,657
President and	2006	337,500		355,762		45,527	161,542	(5)	900,331
Andrew C. Schmidt	2007	256,666	25,000	681,373	680,000	43,276	288,950	(6)	1,975,265
VP and Chief Financial Officer	2006	236,667		239,794		34,494	103,598	(7)	614,553
David P. Sperling	2007	208,333		379,250	680,000	43,105	162,203	(8)	1,472,891
VP and Chief Technical Officer	2006	196,647		123,825		63,149	63,876	(9)	447,497
Jonathan Kahn	2007	200,000		379,250	680,000	65,708	162,203	(10)	1,487,161
EVP — Business Operations	2006	200,000		123,825		48,500	54,825	(11)	427,150
Robert Elliott	2007	155,000		379,250	680,000	37,091	162,203	(12)	1,413,544
VP and Chief Marketing Officer	2006	121,667		123,825		35,853	54,947	(13)	336,292

(1)	The amounts shown in this column represents the income reported by the named executive for vesting of restricted stock which is the number of shares vesting times the closing stock price on the vesting date.

(2)	The amounts shown in this column represents the compensation costs of options for financial reporting purposes pursuant to FAS 123R. The assumptions we used with respect to the valuation of stock and option grants are set forth in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(3)	The amounts in this column reflect the cash awards paid pursuant to our 2007 bonus plan

(4)	Consists of $481,298 tax gross-up, $14,906 of income tax preparation fees and $3,100 of 401K matching contributions.

(5)	Consists of $149,249 tax gross-up, $9,293 of income tax preparation fees and $3,000 of 401K matching contributions.

(6)	Consists of $285,850 tax gross-up and $3,100 of 401K matching contributions.

(7)	Consists of $100,598 tax gross-up and $3,000 of 401K matching contributions.

(8)	Consists of $159,103 tax gross-up and $3,100 of 401K matching contributions.

(9)	Consists of $51,947 tax gross-up, $8,929 of reimbursement for educational expenses and $3,000 of 401K matching contributions.

(10)	Consists of $159,103 tax gross-up and $3,100 of 401K matching contributions.

(11)	Consists of $51,947 tax gross-up and $2,878 of 401K matching contributions.

(12)	Consists of $159,103 tax gross-up and $3,100 of 401K matching contributions.

(13)	Consists of $51,947 tax gross-up and $3,000 of 401K matching contributions.

     Grants of Plan Based Awards in 2007
     The following table provides information with regard to potential cash bonuses paid or payable in 2007 under our performance-based, non-equity incentive plan, and with regard to the options to purchase common stock and shares of restricted stock granted to our named executive officers during 2007.

		Estimated		All Other Option
		Future Payouts		Awards: Number of
		Under Non-Equity	All Other Stock	Securities	Exercise or Base	Grant Date Fair
		Incentive Plan Awards(1)	Awards; Number of	Underlying	Price of Option	Value of Stock and
Name	Grant Date	Target ($)	Shares of Stock	Options(#)	Awards ($)	Option Awards (2)
William W. Smith, Jr.		$50,000
	02/19/07		100,000			1,255,000
	02/19/07			200,000	12.55	1,360,000
Andrew C. Schmidt		40,000
	02/19/07		50,000			627,500
	02/19/07			100,000	12.55	680,000
David P. Sperling		56,000
	02/19/07		30,000		12.55	376,500
	02/19/07			100,000		680,000
Jonathan Kahn		60,000
	02/19/07		30,000		12.55	376,500
	02/19/07			100,000		680,000
Robert Elliott		40,000
	02/19/07		30,000		12.55	376,500
	02/19/07			100,000		680,000

(1)	Amounts shown in these columns are the estimated possible payouts under the 2007 bonus plan based on certain assumptions about the achievement of company and individual performance objectives. The actual amounts paid pursuant to the 2007 bonus plan are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” The performance objectives under the 2007 bonus plan, as well the compensation committee’s pay-out determinations for the 2007 bonus plan, are detailed above under “Compensation Discussion and Analysis — Annual Cash Bonus Awards — 2007 Bonus Plan.”

(2)	The amounts shown in this column represent the compensation costs of options for financial reporting purposes pursuant to FAS 123R. The assumptions we used with respect to the valuation of option grants are set forth in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Outstanding Equity Awards at December 31, 2007
     The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2007, as well as the number of outstanding unvested shares of restricted stock held by our named executive officers as of December 31, 2007.

	Option awards					Stock Awards
	Number of		Number of
	Securities		Securities					Market Value of
	Underlying		Underlying			Number of Shares or		Shares or Units of
	Unexercised Options		Unexercised Options			Units of Stock that		Stock that Have Not
	Exercisable		Unexercisable	Option Exercise	Option Expiration	Have Not Vested		Vested
Name	(#)		(#)	Price	Date	(#)		($) (1)
William W. Smith, Jr.	12,500	(2)	—	$0.24	2/15/2012
	41,667	(2)	14,583	1.91	7/1/2014
	120,833	(2)	79,167	4.95	7/27/2015
	—	(2)	200,000	12.55	2/19/2007
						69,583	(3)	$589,368
Andrew C. Schmidt	—	(2)	100,000	12.55
						37,292	(3)	315,863
David P. Sperling	8,334	(2)	14,583	1.91	7/1/2014
	35,417	(2)	39,583	4.95	7/27/2015
	—	(2)	100,000	12.55	2/19/2017
						22,500	(3)	190,575
Jonathan Kahn	69,250	(4)	—	4.95	7/27/2015
		(2)	100,000	12.55	2/18/2017
						22,500	(3)	190,575
Robert Elliott	6,250	(2)	10,937	1.91	7/1/2014
	10,417	(2)	39,583	4.95	7/27/2015
	—	(2)	100,000	12.55	2/19/2017
						22,500	(3)	190,575

(1)	Determined by multiplying the number of shares by $8.47, the closing price for our stock on the Nasdaq Global Market on December 31, 2007.

(2)	25% vested after one year, the balance over 36 successive monthly installments.

(3)	Vests in 24 equal monthly installments.

(4)	25% vested after six months, the balance over 18 successive monthly installments.

Option Exercises and Stock Vested
     The following table provides information regarding exercises of stock options and vesting of restricted stock held by each of our named executive officers during 2007.

	Option Awards		Stock Awards
	Number of		Number of	Value
	Shares	Value	Shares	Realized
	Acquired on	Realized on	Acquired on	On Vesting
Name	Exercise (#)	Exercise ($)(1)	Vesting (#)	($) (2)
William W. Smith, Jr.	—	$—	77,500	$1,147,258
Andrew C. Schmidt	45,833	520,698	46,250	681,373
David P. Sperling	62,083	921,654	26,250	379,250
Jonathan Kahn	30,750	352,216	26,250	379,250
Robert Elliott	78,125	1,114,109	26,250	379,250

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)	Represents the market value per share times the number of shares vested on the vesting date.
Employment Agreements
     Letter Agreement with Andrew C. Schmidt
     Effective on June 14, 2005 we entered into a letter agreement with Andrew C. Schmidt, our Chief Financial Officer. The agreement provides for an initial base salary of $220,000 per annum and eligibility to receive bonus awards at the discretion of the compensation committee of the board of directors. Mr. Schmidt is also eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan. Mr. Schmidt’s base salary is currently set at $260,000.
     Mr. Schmidt’s employment letter agreement also provides that he is eligible to participate in our 2005 Plan. In 2006 Mr. Schmidt received grants of 55,000 shares of restricted stock, which vest ratably over 24 months. In 2007, Mr. Schmidt was granted options to purchase 100,000 shares of stock at an exercise price of $12.55. These options vest over four years. Mr. Schmidt was also granted 50,000 shares of restricted stock in 2007.
     Mr. Schmidt’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Schmidt or by us. If Mr. Schmidt’s employment is terminated by us without cause within twelve months following a Corporate Transaction (as defined in the agreement), we will provide Mr. Schmidt payment of salary for the six months following the termination of employment.
     The letter agreement states that Mr. Schmidt’s employment is of no set duration.
     Employment Agreement with Jonathan Kahn
     We entered into an employment agreement on July 1, 2005 with Jonathan Kahn in connection with our purchase of Allume Systems, Inc., where Mr. Kahn was President. The employment agreement provides for an initial base salary of $200,000 per annum, plus an annual bonus based on the attainment of certain targets. Mr. Kahn is also eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan. The Board approved changes to his commission schedule, effective on April 1, 2007, in lieu of making any changes to his base compensation. The employment agreement is for a term of three years.

     Mr. Kahn’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Kahn or by us. If Mr. Kahn’s employment is terminated by us other than for cause (as defined in the agreement) or if Mr. Kahn terminates his employment for good reason following a Change of Control (as defined in the agreement), we will provide Mr. Kahn a severance payment equal to eighteen months at his then-current base salary. Such amount shall be payable in equal monthly increments over the period following termination. In addition, if we terminate Mr. Kahn without cause or if he terminates his employment for good reason following a Change of Control: (i) we will provide Mr. Kahn with continuation of medical, health and life insurance benefits, at the same benefit level at which he was participating on the date of termination, for such eighteen month period, and (ii) all of Mr. Kahn’s unvested stock options will immediately vest and be exercisable in full within two years of termination.
     Agreement with William W. Smith, Jr.
     In June 2005, we entered into an agreement with William W. Smith, Jr., Chief Executive Officer, pursuant to which we agreed to a lifetime payment of $6,000 annually, subject to annual increases of 5%, in connection with his future retirement or resignation from employment. The agreement provides that we may, at our option, discharge our obligations under the agreement by purchasing a single premium annuity for the benefit of Mr. Smith, the estimated cost of which was approximately $150,000.
     Other than as disclosed above, none of the named executive officers has an employment agreement with us, and the employment of each of the named executive officers may accordingly be terminated at any time at the discretion of the Board of Directors.
Potential Payments Upon Termination or Change in Control
     The compensation committee believes that change in control agreements are appropriate and serve an important business purpose for the company. The committee believes that these benefits aid in recruiting and retaining talent in a competitive market. Also, benefits are provided in the event of termination of employment following a change in control, which are intended to motivate executive officers to remain with the company despite the uncertainty and dislocation that arises in the context of change in control situations. The change in control agreements are an important part of our overall compensation objectives, particularly our goal of retaining the best qualified executive officers, and do not affect the decisions made with respect to other compensation elements.
     Mr. Schmidt
     Pursuant to the employment letter agreement with Mr. Schmidt, if his employment is terminated without cause within twelve months following a Corporate Transaction he is entitled to a severance benefit equal to six months base salary, subject to required withholding and payable in accordance with our regular and customary payroll practices. In addition, pursuant to his stock option and restricted stock agreements, he is entitled to accelerated vesting of options and restricted stock in the event of a Corporate Transaction. Assuming the employment of Mr. Schmidt were to be terminated without cause within twelve months following a Corporate Transaction as of December 31, 2007, he would be entitled to an aggregate of $445,863 in change in control benefits, consisting of (i) $130,000 to be paid over the six month period following such termination, subject to required withholding and in accordance with our regular and customary payroll practices, (ii) accelerated vesting of 100,000 outstanding stock options with a value of $0 (based on the number of shares times the December 31, 2007 closing market price for our stock, less the exercise price of the options), and (iii) accelerated vesting of 37,292 shares of restricted stock with a value of $315,863 (based on the number of shares times the December 31, 2007 closing market price for our stock). We are not required to make any cash payments to Mr. Schmidt if his employment is terminated by us for cause or on account of death or disability or by Mr. Schmidt.
     For purposes of Mr. Schmidt’s employment letter agreement, (i) “Corporate Transaction” is defined as any of the following stockholder approved transactions to which we are a party: (a) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediate prior to such transaction, or (b) the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution of Smith Micro; and (ii) “cause” is not defined. We gave these benefits to Mr. Schmidt in order to retain his services.

     Mr. Schmidt is bound by the terms of a Proprietary Information and Inventions Agreement which survives the termination of his employment. This agreement provides in part that he will not disclose our confidential information to any third party.
     Mr. Kahn
     Pursuant to the employment agreement with Mr. Kahn, if we terminate him without cause or if he terminates his employment for good reason upon a change of control, we are obligated to provide Mr. Kahn a severance payment equal to eighteen months at his then-current base salary. Such amount shall be payable in equal monthly increments over the period following termination. In addition, if we terminate Mr. Kahn without cause or if he terminates his employment for good reason upon a Change of Control, we will provide Mr. Kahn with continuation of medical, health and life insurance benefits, at the same benefit level at which he was participating on the date of termination, for such eighteen month period. In addition, the employment agreement provides that all of Mr. Kahn’s unvested stock options will immediately vest and be exercisable in full within two years of the date we terminate him without cause or he terminates his employment for good reason upon a Change of Control.
     Assuming either a Change of Control occurred on December 31, 2007 and Mr. Kahn terminated his employment as a result thereof, Mr. Kahn would be entitled to an aggregate of $490,575 of change in control benefits, consisting of (i) $300,000 to be paid over the eighteen month period following such termination in accordance with our regular payroll practices, (ii) approximately $26,000 in continuance of medical, health and life insurance benefits for the eighteen month period following termination, and (iii) accelerated vesting of 100,000 outstanding stock options with a value of $0 (based on the number of shares times the December 31, 2007 closing market price for our stock, less the exercise price of the options), and (iii) accelerated vesting of 22,500 shares of restricted stock with a value of $190,575 (based on the number of shares times the December 31, 2007 closing market price for our stock).
     For purposes of Mr. Kahn’s employment agreement, (i) “Change of Control” means a change in a majority of the membership of our board of directors, the sale of all or substantially all of our assets or the merger or consolidation of our company as a result of which Mr. Kahn does not remain at least a Senior Vice President, and (ii) “cause” means Mr. Kahn’s conviction of, or plea of “guilty” or “no contest” to, a felony involving turpitude, persistent dishonesty or fraud, persistent willful breaches of the material terms of the agreement, or willful neglect of the duties which he is required to perform under his agreement.
     Mr. Smith
     We have an agreement with Mr. Smith pursuant to which we agreed to a lifetime payment of $6,000 annually, subject to annual increases of 5%, in connection with his future retirement or resignation from employment; provided that we may, at our option, discharge our obligations under the agreement by purchasing a single premium annuity for the benefit of Mr. Smith, the estimated cost of which was approximately $150,000. Assuming Mr. Smith’s employment was terminated as of December 31, 2007, and further assuming that we determined to satisfy our obligations under his agreement by purchasing a single premium annuity for the benefit of Mr. Smith, we would have been obligated to expend $150,000 to purchase the annuity.
     Stock Options and Restricted Stock
     Each of our named executive officers holds options and shares of restricted stock that would vest, subject to the satisfaction of certain other conditions included in the option agreements and restricted stock agreements, upon a “Corporate Transaction.” For purposes of these agreements, “Corporate Transaction” is defined as either of the following stockholder-approved transactions to which we are a party: (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, or (ii) the sale, transfer or other disposition of all or substantially all of our assets in our complete liquidation or dissolution. We provide this benefit in order to properly incent our executives to support a Corporate Transaction that would be deemed beneficial to our shareholders.

     Assuming a Corporate Transaction occurred as of December 31, 2007 and the other conditions included in the options agreements were satisfied, the following individuals would be entitled to accelerated vesting of their outstanding stock options as described in the table below:

Name	Value of accelerated option awards following Change in Control
William W. Smith, Jr.	Immediate vesting of 93,750 options with a value of $374,332 (1).
Andrew C. Schmidt	Immediate vesting of 100,000 options with a value of $0 (1).
David P. Sperling	Immediate vesting of 54,166 options with a value of $234,996 (1).
Jonathan Kahn	Immediate vesting of 100,000 options with a value of $0 (1).
Robert Elliott	Immediate vesting of 50,520 options with a value of $211,079 (1).

(1)	Based on the number of shares times the December 31, 2007 closing market price, less the exercise price of the options.
     Assuming a Corporate Transaction occurred as of December 31, 2007 and the other conditions included in the restricted stock agreements were satisfied, the following individuals would be entitled to accelerated vesting of the following shares of restricted stock:

Name	Value of accelerated stock awards following Change in Control
William W. Smith, Jr.	Immediate vesting of 69,583 shares with a value of $589,368 (1).
Andrew C. Schmidt	Immediate vesting of 37,292 shares with a value of $315,863 (1).
David P. Sperling	Immediate vesting of 22,500 shares with a value of $190,575 (1).
Jonathan Kahn	Immediate vesting of 22,500 shares with a value of $190,575 (1).
Robert Elliott	Immediate vesting of 22,500 shares with a value of $190,575 (1).

(1)	Based on the December 31, 2007 closing market price of $8.47.
Director Compensation
     The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2007 for services as members of our board of directors.

	Fees earned or paid		Option Awards ($)
Name	in cash ($)	Stock Awards ($)	(1)	Total ($)
Thomas G. Campbell(2)	$10,000	$125,500	$19,964	$155,464
Samuel Gulko(3)	10,000	125,500	19,964	155,464
Ted. L. Hoffman(4)	10,000	125,500	19,964	155,464
William C. Keiper(5)	10,000	125,500	19,964	155,464
Gregory J. Szabo(6)	10,000	125,500	19,964	155,464

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123R with respect to 2007. The assumptions we used with respect to the valuation of option grants are set forth in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Mr. Campbell has no options to purchase shares outstanding as of December 31, 2007.

(3)	Mr. Gulko has options to purchase 10,000 shares outstanding as of December 31, 2007.

(4)	Mr. Hoffman has options to purchase 20,000 shares outstanding as of December 31, 2007.

(5)	Mr. Keiper has options to purchase 15,000 shares outstanding as of December 31, 2007.

(6)	Mr. Szabo has options to purchase 20,000 shares outstanding as of December 31, 2007.

Summary of Director Compensation
     Non-employee members of the Board of Directors receive fees of $2,500 quarterly for Board and committee service, and are reimbursed for their out-of-pocket expenses in connection with service on the Board of Directors. Non-employee members of the Board of Directors are eligible to receive periodic option grants pursuant to the Automatic Option Grant Program in effect under our 2005 Plan and are eligible to receive discretionary awards under the Plan’s Discretionary Option Grant and Stock Issuance Programs.
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
     At each Annual Meeting of Stockholders, each individual who will continue to serve as a non-employee member of the Board of Directors will receive an additional option grant for 5,000 shares, provided such individual has served on the Board of Directors for at least six months. Each option will have an exercise price per share equal to the closing sale price per share of common stock on the date of the Annual Meeting and a maximum term of 10 years measured from such date, subject to earlier termination upon the optionee’s cessation of service on the Board of Directors. The option will be immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by us, at the option exercise paid per share, should the optionee stop serving as a member of the Board of Directors prior to the completion of one year of service measured from the grant date. On February 19, 2007, each director received a special discretionary grant of 10,000 shares of Restricted Stock valued at $12.55 per share and vesting in equal installments over the next 12 months.
Compensation Committee Interlocks and Insider Participation
     In fiscal 2007, the members of our Compensation Committee were Messrs. Campbell, Hoffman and Keiper, who are all non-employee directors. None of such committee members (i) was, during fiscal 2007, an officer or employee of us or any of our subsidiaries, or (ii) is formerly an officer of us or any of our subsidiaries.
Report of the Compensation Committee
     The compensation committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
COMPENSATION COMMITTEE

Thomas G. Campbell
Ted L. Hoffman
William C. Keiper

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information known to us as of April 1, 2008, with respect to beneficial ownership of our common stock by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than five percent (5%) of our outstanding common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all current directors and executive officers as a group, together with the approximate percentages of outstanding common stock owned by each of them. The following table is based upon information supplied by directors, executive officers, and principal stockholders. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated the address of each beneficial owner is c/o Smith Micro Software, Inc., 51 Columbia, Aliso Viejo, CA 92656. The percentage of beneficial ownership is based on 30,414,511 shares of our common stock outstanding as of April 1, 2008.

	Shares Beneficially
	Owned
Name or Group of Beneficial Owners	Number	Percent
Named Executive Officers and Directors:

William W. Smith, Jr. (1)	2,811,865	9.16%
Andrew C. Schmidt (2)	101,250	*
David P. Sperling (3)	130,834	*
Jonathan Kahn (4)	150,500	*
Robert Elliott (5)	107,395	*
Thomas G. Campbell	—	*
Samuel Gulko (6)	32,000	*
Ted L. Hoffman (7)	47,500	*
William C. Keiper(8)	30,000	*
Gregory J. Szabo(9)	41,000	*
All executive officers and directors as a group (10 persons)(10)	3,452,344	11.12%

5% Stockholders

FMR LLC.(11)
82 Devonshire Street Boston, MA 02109	2,649,857	8.7%
NorthPointe Capital, LLC(12)
101 W. Big Beaver, Suite 745 Troy, MI 48084	2,283,730	7.5%

*	Represents less than 1%.

(1)	Includes 2,339,115 shares held in the name of The William W. Smith, Jr. Revocable Trust, of which Mr. Smith is the trustee, and 268,750 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(2)	Includes 31,250 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(3)	Includes 95,834 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(4)	Includes 100,500 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(5)	Includes 66,145 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(6)	Includes 10,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(7)	Includes 20,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(8)	Includes 15,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(9)	Includes 20,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(10)	Includes627,479 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2008.

(11)	Based solely upon a Schedule 13G/A dated February 13, 2008.

(12)	Based solely upon a Schedule 13G dated February 13, 2008

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.
Procedures for Approval of Related Party Transactions
     Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee.
Board Member Independence
     The Board of Directors has determined that, except for Mr. Smith, all of the members of the Board of Directors are “independent” as independence is defined in the Nasdaq Stock Market qualification standards. Mr. Smith is not considered independent because he is currently employed by the Company.

Item 14. Principal Accounting Fees and Services
     The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2007 by Singer Lewak Greenbaum & Goldstein LLP:

	2006	2007
Audit Fees(1)	$1,346,000	$1,029,000
Audit Related Fees(2)	30,000	25,000

(1)	This category consists of fees billed for professional services rendered for the audit of our consolidated annual financial statements and internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, billing for professional services performed in connection with our public offering in December 2006 and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
     The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(b) Exhibits:

Exhibit
Number	Description of Documents
10.9	Executive Employment Agreement dated July 1, 2005 by and between Smith Micro Software, Inc. and Jonathan Kahn.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 29, 2008
Smith Micro Software, Inc.

By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
10.9	Executive Employment Agreement dated July 1, 2005 by and between Smith Micro Software, Inc. and Jonathan Kahn.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.