Form 10-Q
period 2008-03-31
SMITH MICRO SOFTWARE INC
filed 2008-05-12
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2008

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

YES ☐                     NO ☑
     As of April 30, 2008 there were 30,414,511 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
FORM 10-Q

     PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2008	2007 (A)
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,209	$87,549
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $930 (2008) and $684 (2007)	16,854	13,157
Income tax receivable	186	180
Deferred tax asset	447	660
Inventories, net of reserves for obsolete inventory of $105 (2008) and $102 (2007)	1,773	1,993
Prepaid expenses and other current assets	1,575	1,001

Total current assets	47,044	104,540

Equipment and improvements, net	1,756	1,079
Goodwill	82,414	32,505
Intangible assets, net	29,119	17,946
Deferred tax asset	7,655	6,351

Total assets	$167,988	$162,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,776	$3,401
Deferred revenue	3,449	584
Accrued liabilities	4,424	3,922

Total current liabilities	10,649	7,907

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 30,415,000 and 30,258,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	157,454	154,312
Accumulated (deficit) earnings	(145)	172

Stockholders’ equity	157,339	154,514

Total liabilities and stockholders’ equity	$167,988	$162,421

(A) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2007
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
NET REVENUES	$21,880	$17,667

COST OF REVENUES	5,116	5,679

GROSS PROFIT	16,764	11,988

OPERATING EXPENSES:
Selling and marketing	6,735	3,459
Research and development	7,069	2,723
General and administrative	4,848	3,595

Total operating expenses	18,652	9,777

OPERATING (LOSS) INCOME	(1,888)	2,211

INTEREST INCOME	275	1,226

(LOSS) INCOME BEFORE INCOME TAXES	(1,613)	3,437

INCOME TAX (BENEFIT) EXPENSE	(1,296)	1,595

NET (LOSS) INCOME	$(317)	$1,842

NET (LOSS) INCOME PER SHARE, basic	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	30,406	29,051

NET (LOSS) INCOME PER SHARE, diluted	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	30,406	30,684

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	earnings	Total

BALANCE, December 31, 2007	30,258	$30	$154,312	$172	$154,514

Exercise of stock options (unaudited)	5	—	10	—	10

Non cash compensation recognized on stock options (unaudited)	—	—	1,928	—	1,928

Non cash compensation recognized on restricted stock (unaudited)	151	—	1,411	—	1,411

Adjustment to deferred taxes related to restricted stock expense	—	—	(207)	—	(207)

Net loss (unaudited)	—	—	—	(317)	(317)

BALANCE, March 31, 2008 (unaudited)	30,414	$30	$157,454	$(145)	$157,339

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(317)	$1,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	2,116	512
Provision for doubtful accounts and other adjustments to accounts receivable	382	102
Provision for slow moving inventory	3	39
Non cash compensation related to stock options & restricted stock	3,339	2,233
Excess tax benefits relating to restricted stock	207
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(4,191)	877
Deferred income taxes	(1,298)	1,595
Inventories	217	221
Prepaid expenses and other assets	(580)	(325)
Accounts payable and accrued liabilities	(411)	(470)

Net cash (used in) provided by operating activities	(533)	6,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of eFrontier America	(16)	—
Acquisition of Ecutel Systems, Inc.	—	(8,038)
Acquisition of Insignia Solutions, net of cash received	(69)	—
Acquisition of PhoTags, Inc.	—	(3,500)
Acquisition of Mobile Solutions Group	(60,327)	—
Capital expenditures	(198)	(151)

Net cash used in investing activities	(60,610)	(11,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of common stock, net of offering costs	—	5,347
Non-cash tax adjustment related to restricted stock	(207)	—
Cash received from exercise of stock options	10	1,198

Net cash provided by financing activities	(197)	6,545

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,340)	1,482

CASH AND CASH EQUIVALENTS, beginning of period	87,549	92,564

CASH AND CASH EQUIVALENTS, end of period	$26,209	$94,046

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes	$9	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SMITH MICRO SOFTWARE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Smith Micro Software, Inc. (“us”, “our” or the “Company”) designs, develops and markets mobile software products and services. The primary strategic focus for our products and services is on wireless data communications; including software applications for broadband mobile networks WWAN, WiMAX and Wi-Fi, personal handset information management, managing mobile content on a handset, device management solutions, mobile image management and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers, original equipment manufacturers (OEM), device manufacturers, enterprise businesses and to consumers. The Company’s wireless software products include QuickLink Mobile, QuickLink Mobility, QuickLink IMS, QuickLink PhoneManager, QuickLink Music, QuickLink Media, StuffIt Wireless and the Insignia product line of device management solutions. The proliferation of 3G wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS, HSDPA and WiMAX—are combined with new devices—mobile phones, Personal Computers (PCs), Smartphone’s, Personal Digital Assistants PDAs, and Ultra-Mobile PCs (UMPCs)—opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
We develop, market and sell value-added wireless connectivity software products targeting wireless carriers/service providers, mobile device manufacturers, PC hardware manufacturers and businesses. We offer software products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms. The underlying design concept common across our product strategies resonate with our customers and our emphasis on delivering products that help our customers realize their respective visions sets us apart from other software developers. We have over 25 years of experience in design, creation and custom engineering services for hardware and software products, and we have shipped over 80 million copies of our QuickLink family of products to customers worldwide.
On December 10, 2007 Smith Micro entered into an Asset Purchase Agreement with PCTEL, Inc. pursuant to which Smith Micro agreed to acquire substantially all of the assets of PCTEL’s Mobility Solutions Group (“MSG”). The acquisition was completed on January 4, 2008. Pursuant to the terms of the Asset Purchase Agreement, Smith Micro paid $59.7 million in cash to PCTEL at the closing on January 4, 2008.
Basis of Presentation - The accompanying unaudited interim consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2008, the consolidated results of its operations for the three months ended March 31, 2008 and 2007 and its consolidated cash flows for the three month periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations of interim periods are not necessarily indicative of future operating results. All intercompany amounts have been eliminated in consolidation.
Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash, government securities and money market funds. These securities are all held in one financial institution and are uninsured except for minimum FDIC coverage. As of March 31, 2008 and December 31, 2007, balances totaling approximately $26.5 million (unaudited) and $87.2 million, respectively, were uninsured. All have original maturity dates of three months or less.
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
Inventories - Inventories consist principally of cables, CDs, boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2008 our inventory balance consisted of approximately $277,000 in assembled products and $1.5 million of components.

Equipment and Improvements - Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
Impairment or Disposal of Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2008.
Goodwill - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2007.
The carrying amount of the Company’s goodwill was approximately $82.4 million (unaudited) and $32.5 million as of March 31, 2008 and December 31, 2007, respectively.
Intangible Assets - The following table sets forth our acquired intangible assets by major asset class as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	Useful	March 31, 2008 (unaudited)			December 31, 2007
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased Technology	1	$1,226	$(919)	$307	$1,226	$(613)	$613
Capitalized Software	5-7	22,781	(4,131)	18,650	11,081	(3,174)	7,907
Distribution Rights	5	482	(325)	157	482	(308)	174
Customer Lists	5	923	(506)	417	923	(460)	463
Database	10	182	(6)	176	182	(1)	181
Trademarks	10	809	(325)	484	809	(308)	501
Trade Names	1-2	1,617	(148)	1,469	1,537	(72)	1,465
Customer Agreements	4-7	1,135	(245)	890	165	(69)	96
Customer Relationships	1-9	7,020	(451)	6,569	6,720	(174)	6,546

Totals		$36,175	$(7,056)	$29,119	$23,125	$(5,179)	$17,946

Aggregate amortization expense on intangible assets was $1.9 million for the three months ended March 31, 2008. Expected future amortization expense is as follows: $4.3 million for the remainder of 2008, $5.3 million for 2009, $4.6 million for 2010, $4.3 million for 2011, $4.2 million for 2012, $3.6 million for 2013 and $2.8 million thereafter.
Pursuant to the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis, typically over an estimated life of five to seven years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate on a product-by- product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off.
Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over the lives indicated above. Certain assets acquired in the Allume acquisition in 2005 had previously been amortized on a discounted cash flow basis through 2007. Effective January 1, 2008, we have changed to the straight line basis of amortization as these assets have been integrated into our core operations and as such it is no longer feasible to separate the cash flows generated by such assets to allow us to update the discounted cash flow analysis originally developed. This change is classified as a change in estimate and will be accounted for on a prospective basis.
Revenue Recognition – The Company currently reports its net revenues under the following operating groups: Multimedia, Connectivity & Security, Compression & Consumer, Mobile Device Solutions and Other. Within each of these groups software revenue is recognized based on the customer and contract type. The Company recognizes revenue in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes revenues from sales of its software to Retail and OEM customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate the Company’s software, if the other requirements of SOP 97-2 are met. If the requirements of SOP 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from Retail and OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not been significant. The Company reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Consumer group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company has a few multiple elements agreements for which it has contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. The Company also provides technical support to its customers. Such costs have historically been insignificant.
Sales Incentives – Pursuant to the consensus of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total rebates were $202,000 and $139,000 for the three months ended March 31, 2008 and 2007, respectively.
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
Net Income per Share - Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide dual presentation of “basic” and “diluted” earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the calculation of diluted EPS in loss periods, as the impact is anti-dilutive. Potential common shares of 538,000 have been excluded from diluted weighted average common shares for the three month period ended March 31, 2008, as the effect would be antidilutive. Potential common shares for diluted EPS include stock options, using the treasury stock method, of 1,633,000 for the three months ended March 31, 2007. Certain potential common shares from exercise of options have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended March 31, 2007 the number of shares excluded was 820,000.
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
Segment Information – Our operations are organized into four business units: Multimedia, which includes music, photo and video library management; Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Consumer, which includes retail sales of our compression and broad consumer-based software; Mobile Device Solutions, which includes our firmware over the air upgrade software branded under the Insignia name. In addition, ‘Other’ revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
The following table shows the net revenues generated by each business unit:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Connectivity & Security	$10,965	$6,118
Multimedia	4,813	8,486
Consumer	5,485	2,772
Mobile Device Solutions	378	—
Other	239	291

Total Revenues	21,880	17,667
Cost of Revenues	5,116	5,679

Gross Profit	$16,764	$11,988

Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s net revenues for the three months ended March 31, 2008 and 2007, respectively, included one OEM customer, Verizon Wireless at 43.6% in 2008 and 73.9% in 2007.
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
Comprehensive Income – Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the periods ended March 31, 2008 and 2007, there was no difference between net income, as reported, and comprehensive income.
Significant Concentrations – For the three months ending March 31, 2008, one customer made up more than 10% of revenues and 50% of accounts receivable, and five suppliers, each with more than 10% of inventory purchases, totaled 20.9% of accounts payable.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position FSP 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not believe that SFAS No. 157 will have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on the Company’s financial position, results of operations or cash flows.
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
2. ACQUISITION OF PCTEL’S MOBILITY SOLUTIONS GROUP.
On January 4, 2008, the Company acquired substantially all of the assets of PCTEL’S Mobility Solutions Group (“MSG”) in exchange for $59.7 million in cash. The direct acquisition costs incurred to date include $627,000 for legal and professional services.
The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated lives for property and equipment and certain identifiable intangible assets acquired.
The total purchase price is summarized as follows (in thousands):

Cash consideration	$59,700
Acquisition related costs	627

Total purchase price	$60,327

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Property & Equipment	$718
Intangible Assets	13,050
Goodwill	49,712

Total Assets	63,480

Liabilities:
Deferred Revenue	3,153

Total Liabilities	3,153

Total purchase price	$60,327

Unaudited pro forma consolidated results of operations for the three months ended March 31, 2007 as if the acquisition had occurred as of January 1, 2007 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2007
	Historical	Proforma
Net Revenues	$17,667	$19,784

Net Income	$1,842	$621

Net Income per share, basic	$0.06	$0.02

Net Income per share, diluted	$0.06	$0.02

Weighted average shares outstanding, basic	29,051	29,051

Weighted average shares outstanding, diluted	30,684	30,684

Pro forma adjustments include $692,000 for additional amortization related to intangible assets acquired, a reduction of stock based compensation expense of $117,000 and $767,000 for elimination of interest income earned on the cash used in the acquisition.
3. ACQUISITION OF E FRONTIER, INC.
In November 2007, the Company acquired certain assets of e frontier America, Inc., a wholly-owned subsidiary of e Frontier, Inc., including e Frontier’s AquaZone, Poser and Shade® product suites. The Company paid $5.0 million at closing and estimates an additional $600,000 to be paid upon the completion of specified milestones, with the final payment due in September 2008.
The Company estimates that $108,000 in direct costs (legal and professional services) were incurred to complete the transaction.

The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,000
Acquisition related costs	108

Total purchase price	$5,108

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts Receivable, net	$293
Inventory, net	377
Intangible Assets	3,172
Goodwill	1,266

Total Assets	5,108

Liabilities:
Accrued Liabilities	—

Total Liabilities	—

Total purchase price	$5,108

The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired which will be amortized over periods ranging from one to seven years. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.
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
Pursuant to the Asset Purchase Agreement, as amended by the Amendment, the Company, Acquisition Sub and Insignia agreed that, among other things, the aggregate consideration to be paid by the Company under the Asset Purchase Agreement will be an estimated $18.8 million, consisting of: $14.5 million in cash; forgiveness of all indebtedness payable by Insignia under the Promissory Note initially delivered to the Company on December 22, 2006 (the principal amount of the note was $750,000 as of December 31, 2006 and was included in Accounts Receivable on the Consolidated Balance Sheet, and was $2.0 million at the closing of the acquisition), and a cash sum equal to the product of $2.6 million less the dollar amount of the Employee Liabilities (as defined in the Amendment) assumed by the Company at closing.
In accordance with the Asset Purchase Agreement, the Company held back $1.5 million in cash from the aggregate purchase price for twelve months as security for satisfaction of Insignia’s indemnification obligations under the Asset Purchase Agreement. In the quarter ended March 31, 2008, the Company filed an indemnification claim against Insignia and demanded that the full amount of the holdback payment be cancelled in partial satisfaction of Insignia’s indemnification obligations. Insignia has responded denying the Company’s indemnification claims, and a resolution of this matter remains pending. We estimate that $200,000 to $300,000 in additional legal expenses to be incurred relating to this outstanding claim. These costs will be charged to Goodwill when paid.

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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.
We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
6. STOCK BASED COMPENSATION.
On July 28, 2005, our Shareholders approved the 2005 Stock Option / Stock Issuance Plan. The Plan, which became effective the same date, replaced the 1995 Stock Option / Stock Issuance Plan, which expired on May 24, 2005. All outstanding options under the 1995 Plan remained outstanding, but no further grants will be made under that Plan. The 2005 Plan provides for the issuance of non-qualified or incentive stock options and Restricted Stock to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. Restricted Stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months. In general, options expire ten years from the date of grant. The maximum number of shares of the Company’s Common Stock available for issuance over the term of the 2005 Plan may not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of Common Stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares). On October 11, 2007, our Shareholders voted to approve an amendment to the 2005 Stock Option / Stock Issuance plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).
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
The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three months ended March 31, 2008 and March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expenses related to stock options and restricted stock grants were $3.6 million and $2.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively and was recorded in the financial statements as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
Cost of Goods Sold	$100	$14
Selling and Marketing	1,287	840
Research and Development	767	409
General and Administrative	1,185	970

Non Cash Stock Compensation Expense	$3,339	$2,233

The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 12 to 48 months following the grant date; average stock volatility, 71% for grants issued in 2008 and 67% for grants issued in 2007; weighted average risk-free interest rates of 2.93% and 4.63% in the three months ended March 31, 2008 and 2007, respectively; and no dividends during the expected term. As share-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
Grants of Restricted Stock are valued using the closing stock price on the date of grant. In the three months ended March 31, 2008 a total of 151,000 shares of Restricted Stock, with a total value of $1.3 million, were granted to employees of the Company. This cost will be amortized over a period of 48 months.
In the three months ended March 31, 2007 a total of 50,000 shares of Restricted Stock, with a total value of $627,500, were granted to members of the Board of Directors. This cost will be amortized over 12 months. In addition, a total of 420,000 shares of Restricted Stock, with a total value $5.3 million were granted to key officers and employees of the Company. This cost will be amortized over 24 months.
Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $303,000 in the three months ended March 31, 2008 and $414,000 in the three months ended March 31, 2007.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2007	4,654,000	$11.33
Granted (unaudited)	110,000	$7.41
Exercised (unaudited)	(5,000)	$1.91
Cancelled (unaudited)	(149,000)	$15.12

Outstanding as of March 31, 2008 (unaudited)	4,610,000	$11.07	$—

Exercisable as of March 31, 2008 (unaudited)	1,581,000	$7.84	$—

Restricted Stock activity under the Plan is as follows:

Number
of shares
Unvested at December 31, 2007	350,000
Granted	168,000
Cancelled	(18,000)
Vested	(116,000)

Unvested at March 31, 2008	384,000

Additional information regarding options outstanding as of March 31, 2008 is as follows:

				Options outstanding		Options exercisable
				Weighted average	Weighted		Weighted
Range of				remaining	average		average
exercise			Number	contractual	exercise	Number	exercise
prices			outstanding	life (years)	price	exercisable	price
$0.24	-	$1.00	46,000	4.4	$0.31	46,000	$0.31
$1.01	-	$2.00	312,000	6.1	$1.90	244,000	$1.89
$2.01	-	$4.00	6,000	5.0	$3.04	6,000	$3.03
$4.01	-	$5.00	968,000	7.3	$4.95	589,000	$4.95
$5.01	-	$15.00	1,806,000	8.9	$11.83	480,000	$11.90
$15.01	-	$19.00	1,472,000	9.0	$16.49	216,000	$15.20

			4,610,000	8.4	$11.07	1,581,000	$7.84

During the three months ended March 31, 2008 options to acquire 5,000 shares were exercised with an intrinsic value of $22,000, resulting in cash proceeds to the Company of $10,000. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $4.07. For the quarter ended March 31, 2008 there were $18.6 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At March 31, 2008, there were 1.9 million shares were available for future grants under the 2005 Stock Issuance / Stock Option Plan.

In accordance with SFAS 123(R), the Company presents excess tax benefits from the vesting of restricted shares and the exercise of stock options as a financing activity rather than an operating activity in the Consolidated Statement of Cash Flows.
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
As of May 1, 2008, assuming every eligible holder of unexercised options granted under the Plans during the period in question were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would not be material to our financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements regarding Smith Micro Software, Inc. (“us”, “our” or the “Company”) which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	changes in demand for our products from our customers and their end-users,

•	the intensity of competition and our ability to successfully compete;

•	the pace at which the market for new products develops;

•	the response of competitors, many of whom are larger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and not infringe on the rights of others;

•	our ability to integrate acquisitions; and

•	those additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007
The forward-looking statements contained in this report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this report is filed with the SEC. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.
OVERVIEW
Our business model is based primarily upon the design, production and sale of software that supports the wireless industry. Our products are utilized in major wireless networks throughout the world that support data communications through the use of mobile devices or other wireless communication devices such as PC cards, USB modems, and embedded modems. Other primary product lines are designed to improve the use and operation of content management and to update mobile devices. Wireless network providers and device manufacturers generally incorporate our products into their products sold directly to businesses and consumers or on servers in the network environment to facilitate firmware over-the-air updating for mobile devices and machines.

Our business is primarily dependent upon the demand for wireless communications and content management solutions and the corresponding requirements for software solutions to support this demand. During the last three years, demand for these types of products has increased as wireless providers compete to introduce higher network speeds, and launch new services that utilize these improving wireless broadband networks.

We continue to invest in research and development and have built one of the industry’s leading wireless product lines. We believe that we are uniquely positioned to capitalize on market opportunities as we leverage the strength of our technology capabilities with our growing global reach and expanding product lines.
In the first quarter of 2008, we were focused on integrating our most recent acquisitions while organically growing our business. As such, we saw a significant increase in revenues accompanied by an increase in operating expenses, including significant non-cash expenses, including stock based compensation, amortization of intangibles associated with acquisitions, and non-cash tax expense. We believe that there continue to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2007	2007
Net Revenues:	100.0%	100.0%

Cost of Revenues	23.4%	32.1%

Gross profit	76.6%	67.9%
Operating expenses:
Selling and marketing	30.8%	19.6%
Research and development	32.3%	15.4%
General and administrative	22.2%	20.4%

Total operating expenses	85.3%	55.4%

Operating (loss) income	-8.7%	12.5%
Interest income	1.3%	6.9%

(Loss) Income before income taxes	-7.4%	19.4%
Income tax (benefit) expense	-5.9%	9.0%

Net (Loss) income	-1.5%	10.4%

Three Months Ended March 31, 2008 and 2007
Revenues
Our operations are organized into four business units:
•	Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels;

•	Multimedia, which includes music, photo and video library management;

•	Consumer, which includes retail sales of our compression and broad consumer-based software;

•	Mobile Device Solutions, which includes our firmware over the air upgrade software branded under the Insignia name.
The following table shows the net revenues generated by each business unit (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Connectivity & Security	$10,965	$6,118
Multimedia	4,813	8,486
Consumer	5,485	2,772
Mobile Device Solutions	378	—
Other	239	291

Total Net Revenues	21,880	17,667
Cost of Revenues	5,116	5,679

Gross Profit	$16,764	$11,988

“Other” includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
Net Revenues. Net revenues were $21.9 million and $17.7 million in the three months ended March 31, 2008 and March 31, 2007, respectively, representing an increase of $4.2 million, or 23.9%, from 2007 to 2008. Connectivity & Security sales increased $4.8 million, or 79.2%, as a result of the continued success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A- EVDO hardware in late 2006 which is currently being rolled out by our customers and the purchase of the PCTEL MSG group in January of 2008. Multimedia sales decreased $3.7 million, or 43.3%. While the number of units of Music related software increased from 2007 to 2008, we saw a shift in how the product was merchandised by our primary music customer; in early 2007 this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds). In later 2007 and in 2008, the music product was sold as a kit, a software download and as a software only CD, the later two options being lower revenue per unit, but much higher margin per unit. Consumer sales increased $2.7 million, or 97.9%, due primarily to sales of VMware Fusion and the acquisition of eFrontier in December 2007.
Cost of Revenues and Gross Margin
Cost of Revenues. Cost of revenues were $5.1 million and $5.7 million in the three months ended March 31, 2008 and 2007, respectively, representing a decrease of $563,000, or 9.9%, from 2007 to 2008. The decrease from the year earlier period is attributed to a change in product mix, specifically the reduction of Music Kit sales in the current year. Cost of revenues include $957,000 and $298,000, respectively, of amortization of intangibles associated with acquisitions and $100,000 and $14,000, respectively, of stock compensation expense. Factoring out amortization of intangibles and stock compensation expense, Non-GAAP gross margin for the three month period ended March 31 was 81.5% for 2008 and 69.6% for 2007.
Operating Expenses
The following table presents a breakdown of our operating expenses by functional category and as a percentage of total net revenues (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Operating expenses:
Selling and marketing	$6,735	30.8%	$3,459	19.6%
Research and development	7,069	32.3%	2,723	15.4%
General and administrative	4,848	22.2%	3,595	20.3%

Total operating expenses	$18,652	85.3%	$9,777	55.3%

Selling and Marketing. Selling and marketing expenses were $6.7 million and $3.5 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of $3.3 million, or 94.7%, from 2007 to 2008. Our selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions. Selling and marketing expenses for the 2008 period include $1.4 million of stock based compensation expense compared to $979,000 in 2007. Amortization of intangibles associated with acquisitions was $614,000 for the 2008 period and $150,000 for the 2007 period. Factoring out stock based compensation expense and amortization expense in both periods, selling and marketing expenses increased $2.4 million, or 104.4% from the prior year quarter. This increase is due primarily to the acquisitions of the Mobile Solutions Group from PCTEL, eFrontier America, Insignia Solutions and Ecutel Systems, increases in headcount and increases in costs related to trade shows and to product collateral concept and design. Factoring out stock based compensation expense and amortization expense, as a percentage of net revenues, Non-GAAP selling and marketing expenses increased to 21.8% for the three months ended March 31, 2008 from 13.2% in the three months ended March 31, 2007, as a result of the increase in costs.
Research and Development. Research and development expenses were $7.1 million and $2.7 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of $4.3 million, or 159.6%, from 2007 to 2008. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies. Research and development expenses for the current period include $808,000 of stock based compensation expense compared to $454,000 in 2007. Amortization of intangibles associated with acquisitions was $306,000 for the 2008 period and $0 for the 2007 period. Factoring out stock based compensation expense and amortization expense in both periods, research and development expenses increased $3.7 million, or 162.5% from the prior year quarter. The increase in our research and development expenses was due primarily to the addition of acquired operations, increases to headcount and a refocus of our consulting services to internal product development. Factoring out stock based compensation expense and amortization expense, as a percentage of revenues, research and development expenses increased to 27.2% for the three months ended March 31, 2008 from 12.8% in the three months ended March 31, 2007, as a result of the increase in costs.
General and Administrative. General and administrative expenses were $4.8 million and $3.6 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of $1.3 million, or 34.9%, from 2007 to 2008. General and administrative expenses for the current period include $1.4 million of stock based compensation expense compared to $1.2 million in 2007. Factoring out such compensation expense, general and administrative expenses increased $1.1 million, or 45.0%, from the prior year quarter. The increase in our general and administrative expenses is due to increases in headcount related to acquisitions and to support a larger, more complex organization and professional services. Factoring out stock based compensation expense and amortization expense, as a percentage of revenues, general and administrative expenses increased to 15.9% for the three months ended March 31, 2008 from 13.6% in the three months ended March 31, 2007.
Interest Income. Interest income was $275,000 and $1.2 million in the three months ended March 31, 2008 and 2007, respectively, representing a decrease of $951,000 or 77.6% from 2007 to 2008. Interest income is directly related to our average cash balance during the period and varies among periods. On January 4, 2008, we purchased substantially all of the assets of the Mobile Solutions Group of PCTEL at a cost of $59.7 million. We have not changed our investment strategy during the periods being reported on, with our excess cash consistently being invested in short term marketable debt securities classified as cash equivalents.
Provision (Benefit) for Income Taxes. We recorded an income tax benefit for the three months ended March 31, 2008 in the amount of $1.3 million as a result of our operating loss for the period. The provision for income taxes was $1.6 million in the three months ended March 31, 2007, representing a decrease of $2.9 million from 2007 to 2008. In the fourth quarter of 2006, we released our reserve on our tax provision and our 2007 tax expense reflects our tax provision on income. We began 2007 with a net operating loss carryforward of approximately $15 million Federal and $12 million State. As such, the tax provision for the 2007 quarter is primarily non-cash based tax expense.

Liquidity and Capital Resources
On December 14, 2006, we completed a secondary public offering, issuing 4,000,000 shares of our common stock, at a gross purchase price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59.0 million before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2006 totaled $4.0 million, comprised of $3.3 million in underwriting discounts and commissions and $698,000 cash payments for legal and investment services, resulting in net proceeds to the Company of $55.0 million in the quarter ended December 31, 2006. On January 18, 2007 an additional 387,000 shares were sold in the overallotment option granted to the underwriters, resulting in additional gross proceeds of $5.7 million in the first quarter of 2007, before deducting commissions and other expenses.. Offering costs related to the transaction incurred in 2007 totaled $368,000, comprised of $320,000 in underwriting discounts and commissions and $48,000 cash payments for legal and investment services, resulting in additional net proceeds to the Company of $5.3 million in the quarter ended March 31, 2007.
Net cash used in operating activities was $533,000 in the three months ended March 31, 2008. Net cash provided by operating activities was $6.6 million in the three months ended March 31, 2007. The primary sources of operating cash in the 2008 period were adjustments for non cash expenses, including depreciation and amortization and stock based compensation, the primary use of cash affecting operating cash flow was an increase in accounts receivable. The increase in accounts receivable was due to the timing of invoicing during the period and an increase in revenue from the prior quarter. In the 2007 period, the primary source of cash was net income, non-cash stock based compensation expense and an increase in deferred income tax assets.
During the three months ended March 31, 2008, we used $60.6 million in investing activities, consisting primarily of the acquisition the Mobility Solutions Group of PCTEL and associated legal fees for $60.3 million. In the three months ended March 31, 2007 we used $11.7 million in investing activities consisting of the acquisition of Ecutel Systems, Inc. for $8.0 million and the payment of the PhoTags earn-out of $3.5 million. We also purchased office equipment in the amount of $198,000 in 2008 and $151,000 in 2007.
We received $1.2 million in cash from the exercise of employee stock options during the three months ended March 31, 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the vesting of restricted shares and the exercise of stock options as a financing activity in the Consolidated Statement of Cash Flows. In the three months ended 2008, we recognized $207,000 in an adjustment to deferred taxes related to grants of restricted stock.
At March 31, 2008, we had $26.2 million in cash and cash equivalents and $36.4 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $16.9 million at March 31, 2008. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2016. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 3,700 square feet in Herndon, Virginia under a lease that expires August 31, 2009. We lease approximately 3,400 square feet in Campbell, California under a lease that expires January 31, 2009. In addition, we now lease space in Stockholm, Sweden and Seoul, South Korea. Each of these leases is for a one year term.
As of March 31, 2008, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

	Payments due by period
		1 year			More than
	Total	or less	1 - 3 Years	3-5 Years	5 Years

Contractual obligations:
Operating lease obligation	$8,521	$1,513	$1,658	$2,120	$3,230
Employment agreements	226	226	0	0	0
Purchase obligations	557	557	0	0	0

Total	$9,304	$2,296	$1,658	$2,120	$3,230

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
Goodwill - We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS 142, goodwill was amortized over 7 years. In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2007. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
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
Share-Based Compensation - We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents. At March 31, 2008, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
It is our policy not to enter into derivative financial instruments. While we now have branches in South Korea, Sweden, and Norway, most of our consolidated business is conducted in U.S. Dollars. As such, we do not have any significant translation or transaction currency exposures at March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2008 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
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

SMITH MICRO SOFTWARE, INC.
May 12, 2008	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2008	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)