Form 10-Q
period 2008-06-30
SMITH MICRO SOFTWARE INC
filed 2008-08-08
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0029027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
51 COLUMBIA
ALISO VIEJO, CA 92656
(Address of principal executive offices, including zip code)

(949) 362-5800
(Registrant’s telephone number, including area code)
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
Yes   ☐          No   ☑
     As of July 25, 2008 there were 31,267,687 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$24,411	$87,549
Short-term investments	1,748	—
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $922 (2008) and $684 (2007)	19,750	13,157
Income tax receivable	234	180
Deferred tax asset	416	660
Inventories, net of reserves for obsolete inventory of $222 (2008) and $102 (2007)	1,531	1,993
Prepaid expenses and other current assets	862	1,001

Total current assets	48,952	104,540
Equipment and improvements, net	3,597	1,079
Goodwill	82,886	32,505
Intangible assets, net	27,375	17,946
Deferred tax asset	7,897	6,351

Total assets	$170,707	$162,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,999	$3,401
Deferred revenue	3,102	584
Accrued liabilities	4,517	3,922

Total current liabilities	10,618	7,907
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 31,268,000 and 30,258,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	31	30
Additional paid-in capital	160,361	154,312
Accumulated (deficit) earnings	(303)	172

Total stockholders’ equity	160,089	154,514

Total liabilities and stockholders’ equity	$170,707	$162,421

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$23,452	$15,346	$45,332	$33,013
Cost of revenues	5,463	3,981	10,579	9,660

Gross profit	17,989	11,365	34,753	23,353
Operating expenses:
Selling and marketing	5,839	4,437	12,574	7,896
Research and development	7,853	3,483	14,922	6,206
General and administrative	4,766	3,702	9,614	7,297

Total operating expenses	18,458	11,622	37,110	21,399

Operating (loss) income	(469)	(257)	(2,357)	1,954
Interest income	141	1,042	416	2,268

(Loss) income before income taxes	(328)	785	(1,941)	4,222
Income tax (benefit) expense	(170)	591	(1,466)	2,186

Net (loss) income	$(158)	$194	$(475)	$2,036

Net (loss) income per share:
Basic	$(0.01)	$0.01	$(0.02)	$0.07

Diluted	$(0.01)	$0.01	$(0.02)	$0.07

Weighted average shares outstanding:
Basic	30,855	29,739	30,637	29,397

Diluted	30,855	31,434	30,637	31,004

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	earnings	Total

Balance, December 31, 2007	30,258	$30	$154,312	$172	$154,514

Exercise of stock options (unaudited)	22	—	64	—	64

Non cash compensation recognized on stock options (unaudited)	—	—	3,670	—	3,670

Non cash compensation recognized on restricted stock (unaudited)	988	1	2,505	—	2,506

Excess tax benefit related to stock options (unaudited)	—	—	53	—	53

Tax benefit deficiencies related to restricted stock expense (unaudited)	—	—	(243)	—	(243)

Net loss (unaudited)	—	—	—	(475)	(475)

Balance, June 30, 2008 (unaudited)	31,268	$31	$160,361	$(303)	$160,089

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(475)	$2,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	3,039	1,203
Provision for doubtful accounts and other adjustments to accounts receivable	436	173
Provision for slow moving inventory	120	46
Tax benefits from stock-based compensation	(53)	(2,149)
Non cash compensation related to stock options & restricted stock	6,176	5,609
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(7,141)	(4,463)
Deferred income taxes	(1,492)	2,173
Income tax receivable	(54)	—
Inventories	342	(248)
Prepaid expenses and other assets	139	(77)
Accounts payable and accrued liabilities	(442)	948

Net cash provided by operating activities	595	5,251

Investing activities:
Acquisition of eFrontier America, net of cash received	(218)	—
Acquisition of Ecutel Systems, Inc., net of cash received	—	(8,064)
Acquisition of Insignia Solutions, net of cash received	245	(15,328)
Acquisition of PhoTags, Inc., net of cash received	—	(3,500)
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	(60,911)	—
Capital expenditures	(1,218)	(294)
Purchase of short-term investments	(1,748)	—

Net cash used in investing activities	(63,850)	(27,186)

Financing activities:
Cash received from issuance of common stock, net of offering costs	—	5,342
Tax benefits from stock-based compensation	53	2,149
Cash received from exercise of stock options	64	2,078

Net cash provided by financing activities	117	9,569

Net decrease in cash and cash equivalents	(63,138)	(12,366)
Cash and cash equivalents, beginning of period	87,549	92,564

Cash and cash equivalents, end of period	$24,411	$80,198

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$311	$37

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Unaudited Consolidated Financial Statements
1. The Company
          Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets mobile software products and services. The primary strategic focus for our products and services is on wireless data communications; including software applications for broadband mobile networks such as WWAN, WiMAX and Wi-Fi, Fixed Mobile Convergence (“FMC”) solutions, personal handset information management, managing personal content on a handset, device management, and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers, original equipment manufacturers (“OEM”), enterprise businesses and to small business and consumers. The Company’s wireless software products include QuickLink Mobile, QuickLink Mobility, QuickLink IMS, QuickLink PhoneManager, QuickLink Music, QuickLink Media, StuffIt Wireless and our line of device management solutions. The proliferation of 3G wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/High Speed Packet Access (“HSPA”) and WiMAX—are combined with new devices—mobile phones, Personal Computers (“PCs”), Smartphone’s, Personal Digital Assistants (“PDAs”), and Ultra-Mobile PCs (“UMPCs”)—opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
          We develop, market and sell wireless connectivity software products targeting wireless carriers/service providers, mobile device manufacturers, PC hardware manufacturers and businesses. We offer software products that operate on Windows, Mac OSX, UNIX, Linux, Windows Mobile, Symbian and Java platforms. We believe that the underlying design concept common across our product strategies resonate with our customers and help them realize their respective visions, and that is what sets us apart from other software developers. We have over 25 years of experience in design, creation and custom engineering services for hardware and software products.
          On December 10, 2007, Smith Micro entered into an Asset Purchase Agreement with PCTEL, Inc. pursuant to which Smith Micro agreed to acquire substantially all of the assets of PCTEL’s Mobility Solutions Group (“MSG”). The acquisition was completed on January 4, 2008. Pursuant to the terms of the Asset Purchase Agreement, Smith Micro paid $59.7 million in cash to PCTEL at the closing on January 4, 2008.
2. Basis of Presentation
     The accompanying interim consolidated balance sheet as of June 30, 2008, and the related statements of operations and cash flows for the three and six months ended June 30, 2008 and June 30, 2007 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC on March 17, 2008 and April 29, 2008, respectively.
     Intercompany balances and transactions have been eliminated in consolidation.
     Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
3. Net (Loss) Income Per Share
     The Company calculates net income per share in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited, in thousands, except per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(158)	$194	$(475)	$2,036

Denominator:
Weighted average shares outstanding — basic	30,855	29,739	30,637	29,397

Potential common shares — options (treasury stock method)	—	1,695	—	1,607

Weighted average shares outstanding — diluted	30,855	31,434	30,637	31,004

Shares excluded (anti-dilutive)	3,706	—	3,719	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	—	589	—	664

Net (loss) income per common share:
Basic	$(0.01)	$0.01	$(0.02)	$0.07

Diluted	$(0.01)	$0.01	$(0.02)	$0.07

4. Acquisitions
PCTEL’S Mobility Solutions Group
          On January 4, 2008, the Company acquired substantially all of the assets of PCTEL’S Mobility Solutions Group (“MSG”) in exchange for $59.7 million in cash. The direct acquisition costs incurred to date include $1.2 million legal and professional services.
          The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated lives for property and equipment and certain identifiable intangible assets acquired.
          The total purchase price is summarized as follows (in thousands):

Cash consideration	$59,700
Acquisition related costs	1,211

Total purchase price	$60,911

          The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Property & Equipment	$718
Intangible Assets	13,050
Goodwill	50,296

Total Assets	64,064

Liabilities:
Deferred Revenue	3,153

Total Liabilities	3,153

Total purchase price	$60,911

          Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2007 as if the acquisition had occurred as of January 1, 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	Historical	Proforma	Historical	Proforma
Net Revenues	$15,346	$18,014	$33,013	$37,798

Net Income (loss)	$194	$(705)	$2,036	$(84)

Net Income (loss) per share, basic	$0.01	$(0.02)	$0.07	$(0.00)

Net Income (loss) per share, diluted	$0.01	$(0.02)	$0.07	$(0.00)

Weighted average shares outstanding, basic	29,739	29,739	29,397	29,397

Weighted average shares outstanding, diluted	31,434	29,739	31,004	29,397

          Pro forma adjustments for the three month period include $0.7 million for additional amortization related to intangible assets acquired, $0.1 million for additional stock based compensation expense and $0.8 million for the elimination of interest income earned on the cash used in the acquisition. Pro forma adjustments for the six month period include $1.3 million for additional amortization related to intangible assets acquired, $0.2 million for additional stock based compensation expense and $1.5 million for the elimination of interest income earned on the cash used in the acquisition.
e Frontier, Inc.

          In November 2007, the Company acquired certain assets of e frontier America, Inc., a wholly-owned subsidiary of e Frontier, Inc., including e Frontier’s AquaZone, Poser and Shade® product suites. The Company has paid $5.2 million to date and estimates an additional $0.4 million to be paid upon the completion of specified milestones, with the final payment due in September 2008.
          The Company has incurred $0.1 million in direct costs (legal and professional services) to complete the transaction.

          The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,200
Acquisition related costs	109

Total purchase price	$5,309

          The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts Receivable, net	$293
Inventory, net	377
Intangible Assets	3,172
Goodwill	1,467

Total Assets	5,309

Liabilities:	—

Total purchase price	$5,309

          The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired which will be amortized over periods ranging from one to ten years. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.
Insignia Solutions, plc.
          On April 4, 2007, the Company, IS Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, and Insignia Solutions, plc and its subsidiaries Insignia Solutions Inc., Insignia Solutions AB and Insignia Asia Corporation (collectively “Insignia”) entered into an Amendment (the “Amendment”) to the Asset Purchase Agreement dated February 11, 2007 by and among the Company, Acquisition Sub and Insignia (the “Asset Purchase Agreement”).
          Pursuant to the Asset Purchase Agreement, as amended by the Amendment, the Company, Acquisition Sub and Insignia agreed that, among other things, the aggregate consideration to be paid by the Company under the Asset Purchase Agreement would be $18.8 million, consisting of: $14.5 million in cash; forgiveness of all indebtedness payable by Insignia under the Promissory Note initially delivered to the Company on December 22, 2006 (the principal amount of the note was $0.8 million as of December 31, 2006 and was included in Accounts Receivable on the Consolidated Balance Sheet, and was $2.0 million at the closing of the acquisition), and a cash sum equal to the product of $2.6 million less the dollar amount of the Employee Liabilities (as defined in the Amendment) assumed by the Company at closing.
          In accordance with the Asset Purchase Agreement, the Company held back $1.5 million in cash from the aggregate purchase price for twelve months as security for satisfaction of Insignia’s indemnification obligations under the Asset Purchase Agreement. In the quarter ended March 31, 2008, the Company filed an indemnification claim against Insignia and demanded that the full amount of the holdback payment be cancelled in partial satisfaction of Insignia’s indemnification obligations. In June, 2008 the Company received $0.5 million in settlement of the Company’s indemnification claim and will not have to pay any of the $1.5 million holdback. This payment has been accounted for as a reduction of the purchase price and has been credited to Goodwill. Additional legal costs of $0.3 million have been incurred relating to this claim and have been charged to Goodwill.
5. Stock-Based Compensation
Stock Plans
          On July 28, 2005, our Shareholders approved the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”). The 2005 Plan, which became effective the same date, replaced the 1995 Stock Option / Stock Issuance Plan (“1995 Plan”), which expired on May 24, 2005. All outstanding options under the 1995 Plan remained outstanding, but no further grants will be made under that Plan.

          The 2005 Plan provides for the issuance of non-qualified or incentive stock options and restricted stock to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months. In general, options expire ten years from the date of grant. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2005 Plan may not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of common stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares). On October 11, 2007, our shareholders voted to approve an amendment to the 2005 Plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).
SFAS 123(R)
          Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on SFAS No. 123(R). The Company has applied SAB No. 107 in its adoption of SFAS No. 123(R).
          The Company adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations during the three and six months ended June 30, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123.
Valuation of Stock Option and Restricted Stock Awards
     The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2008 was $4.07. There were no stock options granted during the three months ended June 30, 2008. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and six month periods ended June 30, 2008 and 2007, respectively, are as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee Stock Options
Risk-free interest rate	—	4.6%	2.9%	4.6%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	—	4	4	4
Volatility	—	61.0%	71.0%	63.0%
Forfeiture rate	—	10.0%	3.5%	10.0%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the six months ended June 30, 2008 a total of 50,000 shares of restricted stock, with a total value of $0.4 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 955,000 shares of restricted stock, with a total value of $7.7 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

Compensation Costs
          In conjunction with the adoption of SFAS No. 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS No. 123. Share-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Cost of Revenues	$132	$91	$232	$104
Selling and Marketing	679	1,356	1,966	2,196
Research and Development	881	631	1,648	1,040
General and Administrative	1,145	1,299	2,330	2,269

Total Non-Cash Stock Compensation Expense	$2,837	$3,377	$6,176	$5,609

          Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.3 million in the three months ended June 30, 2008 and $0.6 million in the three months ended June 30, 2007. These cash payments of income taxes totaled $0.5 million for the six months ended June 30, 2008 and $1.1 million for the six months ended June 30, 2007.
Stock Options
          A summary of the Company’s stock options outstanding under the 2005 Plan as of June 30, 2008, and the activity during the six months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2007	4,654	$11.33
Granted (unaudited)	110	$7.41
Exercised (unaudited)	(22)	$2.95
Cancelled (unaudited)	(225)	$15.49

Outstanding as of June 30, 2008 (unaudited)	4,517	$11.01	$—

Exercisable as of June 30, 2008 (unaudited)	1,961	$8.73	$—

          During the six months ended June 30, 2008 options to acquire 22,000 shares were exercised with an intrinsic value of $60,000, resulting in cash proceeds to the Company of $64,000. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $4.07. For the quarter ended June 30, 2008 there were $16.7 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At June 30, 2008, there were 1.2 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

     Additional information regarding options outstanding as of June 30, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$ 0.24 - $ 4.00	355	5.6	$1.71	338	$1.70
$ 4.01 - $ 6.00	960	7.1	$4.95	652	$4.95
$ 6.01 - $12.00	361	8.5	$8.57	101	$8.54
$12.01 - $14.00	1,420	8.6	$12.67	482	$12.71
$14.01 - $16.00	840	8.7	$15.19	273	$15.21
$16.01 - $19.00	581	8.9	$18.14	115	$18.92

	4,517	8.1	$11.01	1,961	$8.73

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of June 30, 2008, and the activity during the six months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2007	350
Granted (unaudited)	1,005
Cancelled (unaudited)	(18)
Vested (unaudited)	(198)

Unvested at June 30, 2008 (unaudited)	1,139

6. Cash and Cash Equivalents
          Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are all held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage. As of June 30, 2008 and December 31, 2007, bank balances totaling approximately $24.7 million (unaudited) and $87.2 million, respectively, were uninsured. All have original maturity dates of three months or less.
7. Short-Term Investments
          Short-term investments consist of U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. As of June 30, 2008, these available-for-sale securities had a maturity of less than twelve months and a fair value of $1.7 million. Because they were purchased so late in the quarter, the unrealized gains and losses were not material.
8. Accounts Receivable
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

9. Inventories
          Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30 2008, our net inventory balance consisted of approximately $0.2 million of assembled products and $1.3 million of components.
10. Equipment and Improvements
          Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
11. Goodwill
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
          The carrying amount of the Company’s goodwill was $82.9 million (unaudited) and $32.5 million as of June 30, 2008 and December 31, 2007, respectively.
12. Intangible Assets
          The following table sets forth our acquired intangible assets by major asset class as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Useful	June 30, 2008 (unaudited)			December 31, 2007
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased Technology	1	$1,226	$(1,226)	$—	$1,226	$(613)	$613
Capitalized Software	5-7	22,781	(5,007)	17,774	11,081	(3,174)	7,907
Distribution Rights	5	482	(343)	139	482	(308)	174
Customer Lists	5	923	(552)	371	923	(460)	463
Database	10	182	(11)	171	182	(1)	181
Trademarks	10	809	(341)	468	809	(308)	501
Trade Names	1-2	1,617	(225)	1,392	1,537	(72)	1,465
Customer Agreements	4-7	1,135	(366)	769	165	(69)	96
Customer Relationships	1-9	7,020	(729)	6,291	6,720	(174)	6,546

Totals		$36,175	$(8,800)	$27,375	$23,125	$(5,179)	$17,946

          Aggregate amortization expense on intangible assets was $1.7 million and $3.6 million for the three and six months ended June 30, 2008, respectively. Expected future amortization expense is as follows: $2.9 million for the remainder of 2008, $5.7 million for 2009, $4.9 million for 2010, $4.6 million for 2011, $4.5 million for 2012, $3.5 million for 2013 and $1.3 million thereafter.

13. Segment and Geographical Information
Segment Information
          The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. Our operations are organized into four business units: Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Consumer, which includes retail sales of our compression and broad consumer-based software; Multimedia, which includes music, photo and video content management; and Mobile Device Solutions, which includes our firmware over the air upgrade software and application software for the IMS layer such as voice call continuity and IM (Instant Messaging). In addition, ‘Other’ revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
          The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
          The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Connectivity & Security	$12,921	$5,895	$23,886	$12,013
Consumer	6,220	2,259	11,705	5,031
Multimedia	3,064	5,811	7,877	14,297
Mobile Device Solutions	851	1,047	1,229	1,047
Other	396	334	635	625

Total Revenues	$23,452	$15,346	$45,332	$33,013

          Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s revenues for the three and six months ended June 30, 2008 included one OEM customer, Verizon Wireless, at 39.6% and 41.6%, respectively. For the three and six months ended June 30, 2007, Verizon Wireless was 59.7% and 67.3%, respectively, of our total sales.
Geographical Information
          During the three and six months ended June 30, 2008 and 2007, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Americas	$20,732	$14,210	$40,513	$31,722
Asia Pacific	1,546	357	2,607	401
EMEA	1,174	779	2,212	890

Total Revenues	$23,452	$15,346	$45,332	$33,013

     The Company does not separately allocate specific assets to these geographic locations.
14. Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations. The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous Emerging Interpretive Task Force (“EITF”) issues and other interpretative guidance, thereby reducing the complexity of existing United States GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

15. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of June 30, 2008 are as follows (in thousands):

Year Ending December 31,	Operating
2008-6 months	$799
2009	1,414
2010	1,302
2011	1,338
2012	1,230
2013	758
Beyond	1,425

Total	$8,266

     Rent expense under operating leases for the three months ended June 30, 2008 and 2007 was $0.5 million and $0.2 million, respectively. Rent expense under operating leases for the six months ended June 30, 2008 and 2007 was $0.8 million and $0.4 million, respectively.
16. Income Taxes
          We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.
          We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
          In June 2008, the Internal Revenue Service began its examination of the Company’s U.S. federal tax return for the period ended December 31, 2006. The examination is expected to be completed by June 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This report contains forward-looking statements regarding Smith Micro Software, Inc. (“we,” “us,” “our,””Smith Micro,” or the “Company”) which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, the protection of our intellectual property, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
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
Overview
          Our business model is based primarily upon the design, development and sale of software that supports the wireless industry. Our products are utilized in major wireless networks throughout the world that support data communications through the use of mobile devices or other wireless communication devices such as PC cards, USB modems, and embedded modems. Other primary product lines are designed to improve the use and operation of content management and to update mobile devices. Wireless network providers and device manufacturers generally incorporate our products into their products sold directly to businesses and consumers or on servers in the network environment to facilitate the management for mobile devices and including firmware over-the-air updates.
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

          In the six months ended June 30, 2008, we were focused on integrating our most recent acquisitions while organically growing our business. As such, we saw an increase in revenues accompanied by an increase in operating expenses, including significant non-cash expenses, including stock based compensation, amortization of intangibles associated with acquisitions, and non-cash tax expense. We believe there will continue to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
          Sales to individual customers and their affiliates which amounted to more than 10% of the Company’s revenues for the three and six months ended June 30, 2008 included one OEM customer, Verizon Wireless, at 39.6% and 41.6%, respectively. For the three and six months ended June 30, 2007, Verizon Wireless was 59.7% and 67.3%, respectively, of our total sales. Verizon Wireless accounted for 45% of accounts receivable.
Results of Operations
          The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of operations data in the table below for the three and six months ended June 30, 2008 and 2007. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.3%	26.0%	23.3%	29.3%

Gross profit	76.7%	74.0%	76.7%	70.7%
Operating expenses:
Selling and marketing	24.9%	28.9%	27.8%	23.9%
Research and development	33.5%	22.7%	32.9%	18.8%
General and administrative	20.3%	24.1%	21.2%	22.1%

Total operating expenses	78.7%	75.7%	81.9%	64.8%

Operating (loss) income	-2.0%	-1.7%	-5.2%	5.9%
Interest income	0.6%	6.8%	0.9%	6.9%

(Loss) income before income taxes	-1.4%	5.1%	-4.3%	12.8%
Income tax (benefit) expense	-0.7%	3.8%	-3.2%	6.6%

Net (loss) income	-0.7%	1.3%	-1.1%	6.2%

Revenues and Expense Components
          The following is a description of the primary components of our revenues and expenses:
          Revenues. Revenues are net of sales returns and allowances. Our operations are organized into four business units:
•	Connectivity and Security, which includes our connection manager solutions for both the OEM and Enterprise channels;

•	Consumer, which includes retail sales of our compression and broad consumer-based software;

•	Multimedia, which includes music, photo and video content management;

•	Mobile Device Solutions, which includes our firmware over the air and products for the IMS application layer.

          The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Connectivity & Security	$12,921	$5,895	$23,886	$12,013
Consumer	6,220	2,259	11,705	5,031
Multimedia	3,064	5,811	$7,877	$14,297
Mobile Device Solutions	851	1,047	1,229	1,047
Other	396	334	635	625

Total Revenues	23,452	15,346	45,332	33,013
Cost of revenues	5,463	3,981	10,579	9,660

Gross profit	$17,989	$11,365	$34,753	$23,353

          “Other” includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
          Cost of revenues. Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles and capitalized software.
          Selling and marketing. Selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions, trade show expenses, and the amortization of certain purchased intangibles. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions.
          Research and development. Research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts, and the amortization of acquired intangibles. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies.
          General and administrative. General and administrative expenses consist primarily of personnel costs, professional services and fees paid for external service providers, travel, legal, and other public company costs.
          Interest income. Interest income is directly related to our average cash balance during the period and varies among periods. On January 4, 2008, we purchased substantially all of the assets of the Mobile Solutions Group of PCTEL at a cost of $59.7 million. In June 2008 we changed our investment strategy to include short-term investments in equity and debt securities with maturity dates within seven to 12 months. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.
          Income tax provision (benefit). The Company accounts for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. (See Note 16.)

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
          Revenues.  Revenues were $23.5 million and $15.4 million for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $8.1 million, or 52.8%.  Connectivity & Security sales increased $7.0 million, or 119.2%, due to increased sales attributed to the continued rollout of the broadband 3.5G networks by our existing key customers and customers acquired in the first quarter from our PCTEL MSG acquisition. Consumer group sales increased $4.0 million, or 175.3%, primarily due to new product sales of VMware Fusion and the acquisition of eFrontier in December 2007.  Multimedia sales decreased $2.7 million, or 47.3% due to a shift in how our music product was merchandised by our primary music customer.  In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds).  In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software only CD, resulting in lower revenue per unit, but at a much higher margin per unit.  Mobile Device Solutions sales decreased $0.2 million, or 18.7%, primarily due to a delay in the recognition of revenue in the fiscal first quarter of 2007, which was subsequently recognized in fiscal second quarter of 2007.
          Cost of revenues.  Cost of revenues were $5.5 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $1.5 million, or 37.2%.  This increase was due to increased direct product costs on the higher sales volume of $1.0 million. Amortization of intangibles increased from $0.5 million to $0.9 million, or by $0.4 million, due to the PCTEL MSG group acquisition, and higher stock based compensation expense which increased from $0.0 million to $0.1 million, or $0.1 million.
          Gross profit.  Gross profit of $18.0 million and 76.7% for the three months ended June 30, 2008 increased $6.6 million, or 58.3%, from $11.4 million and 74.0% for the three months ended June 30, 2007.  The 2.7 percentage point increase was primarily due to improved product margins of 3.5 points on the favorable product mix and higher Multimedia margins due to the change in how the product is delivered as mentioned above, partially offset by higher amortization of intangibles due to the PCTEL MSG group acquisition of 0.8 points.
          Selling and marketing.  Selling and marketing expenses were $5.8 million and $4.4 million for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $1.4 million, or 31.6%.  This increase was primarily due to increased personnel cost and travel associated with higher headcount driven by acquisitions of $1.4 million, higher amortization of intangibles due to our acquisitions which increased from $0.2 million to $0.6 million, or $0.4 million, higher commissions due to the increased sales volume of $0.2 million, and more trade shows and other costs due to our acquired product lines of $0.3 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $1.6 million to $0.7 million, or $0.9 million.
          Research and development.  Research and development expenses were $7.9 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $4.4 million, or 125.5%.  This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $3.1 million, increased consulting and travel associated with our various new projects of $0.7 million, increased amortization of purchased technologies of $0.3 million, stock-based compensation which increased from $0.7 million to $0.9 million, or $0.2 million, and other cost increases of $0.1 million.
          General and administrative.  General and administrative expenses were $4.8 million and $3.7 million for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $1.1 million, or 28.7%.  This increase was primarily due to increased personnel and recruiting costs associated with higher headcount of $0.4 million, increased building rent, infrastructure, and depreciation associated with our acquisitions of $0.5 million, legal and accounting fees of $0.2 million, and all other cost increases of $0.3 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $1.6 million to $1.3 million, or $0.3 million.
          Interest income.   Interest income was $0.1 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, representing a decrease of $0.9 million, or 86.5%.  This decrease was due to having less cash on hand as a result of our acquisition of the PCTEL MSG group in January 2008.
          Income tax provision (benefit). We recorded an income tax benefit for the three months ended June 30, 2008 in the amount of $0.2 million as a result of our operating loss for the period. The provision for income taxes was $0.6 million in the three months ended June 30, 2007 as a result of our operating profit for that period.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
          Revenues.  Revenues were $45.3 million and $33.0 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $12.3 million, or 37.3%.  Connectivity & Security sales increased $11.9 million, or 98.8%, primarily due to continued strong demand from our existing key customers and the PCTEL MSG group acquisition that occurred in January 2008.  Consumer group sales increased $6.7 million, or 132.7%, primarily due to new product sales of VMware Fusion and the acquisition of

eFrontier in December 2007. Multimedia sales decreased $6.4 million, or 44.9%, due to a shift in how the product was merchandised by our primary music customers.  In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds).  In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software only CD, resulting in lower revenue per unit, but at a much higher margin per unit.  Mobile Device Solutions sales increased $0.2 million, or 17.4%, due to the Insignia acquisition that closed in the fiscal second quarter of 2007.
          Cost of revenues.  Cost of revenues were $10.6 million and $9.7 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $0.9 million, or 9.5%.  Direct product costs decreased $0.2 million even on the higher overall sales volume due to the change in how Multimedia products are delivered to the customer resulting in lower revenue and lower costs.  This decrease was more than offset by higher amortization of intangibles due to the PCTEL and Insignia acquisitions which increased from $0.8 million to $1.8 million, or $1.0 million, and higher stock based compensation expense which increased from $0.1 million to $0.2 million, or $0.1 million.
          Gross profit.  Gross profit of $34.8 million and 76.7% for the six months ended June 30, 2008 increased $11.4 million, or 48.8%, from $23.4 million and 70.7% for the six months ended June 30, 2007.  The 6.0 percentage point increase was primarily due to improved product margins of 7.8 points on the favorable product mix and higher Multimedia margins due to the change in how the product is delivered, partially offset by higher amortization of intangibles due to the PCTEL MSG group and Insignia acquisitions of 1.6 points and stock-based compensation of 0.2 points.
          Selling and marketing.  Selling and marketing expenses were $12.6 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $4.7 million, or 59.2%.  This increase was primarily due to increased personnel, recruiting and travel costs associated with higher headcount driven by acquisitions of $3.3 million, higher amortization of intangibles due to our acquisitions which increased from $0.3 million to $1.2 million, or $0.9 million, higher commissions due to the increased volume of $0.4 million, more trade shows due to our acquired product lines of $0.3 million, and other cost increases of $0.3 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $2.6 million to $2.1 million, or $0.5 million.
          Research and development.  Research and development expenses were $14.9 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $8.7 million, or 140.4%.  This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $6.2 million, increased consulting and travel associated with our various new projects of $1.2 million, amortization of purchased technologies which were new this year of $0.6 million, stock-based compensation which increased from $1.1 million to $1.7 million, or $0.6 million, and other cost increases of $0.1 million.
          General and administrative.  General and administrative expenses were $9.6 million and $7.3 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $2.3 million, or 31.8%.  This increase was primarily due to increased personnel and recruiting costs associated with higher headcount of $1.0 million, increased building rent, infrastructure, and depreciation associated with our acquisitions of $1.1 million, and all other cost increases of $0.4 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $2.9 million to $2.7 million, or $0.2 million.
          Interest income.   Interest income was $0.4 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $1.9 million, or 81.7%.  This decrease was due to having less cash on hand as a result of our acquisition of PCTEL MSG group in January 2008.
          Income tax provision (benefit). We recorded an income tax benefit for the six months ended June 30, 2008 in the amount of $1.5 million as a result of our operating loss for the period. The provision for income taxes was $2.2 million in the six months ended June 30, 2007 as a result of our operating profit for that period. We began fiscal year 2008 with a net operating loss carryforward of approximately $11.8 million for Federal and $6.9 million for State.
Liquidity and Capital Resources
          On December 14, 2006, we completed a secondary public offering, issuing 4,000,000 shares of our common stock, at a gross purchase price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59.0 million before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2006 totaled $4.0 million, comprised of $3.3 million in underwriting discounts and commissions and $0.7 million cash payments for legal and investment services, resulting in net proceeds to the Company of $55.0 million in the quarter ended December 31, 2006. On January 18, 2007 an additional 387,000 shares were sold in the overallotment option granted to the underwriters, resulting in additional gross proceeds of $5.7 million in the first quarter of 2007, before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2007 totaled $0.4 million, comprised of $0.3 million in underwriting discounts and commissions and $0.1 million in cash payments for legal and investment services, resulting in additional net proceeds to the Company of $5.3 million in the quarter ended March 31, 2007.
          At June 30 2008, we had $26.2 million in cash, cash equivalents, and short-term investments, and $38.3 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $19.8 million at June 30, 2008. We have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
          Net cash provided by operating activities was $0.6 million in the six months ended June 30, 2008. The primary sources of operating cash were adjustments for non-cash expenses including stock based compensation of $6.2 million and depreciation and amortization of $3.0 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $7.1 million and an increase in deferred income taxes of $1.5 million. The increase in accounts receivable was due to the timing of invoicing during the period and an increase in revenue from the prior quarter. Net cash provided by operating activities was $5.3 million for the six months ended June 30, 2007. In the 2007 period, the primary source of cash was net income of $2.0 million, non-cash stock based compensation expense of $5.6 million, non-cash depreciation and amortization of $1.2 million, an increase in accounts payable and accrued liabilities of $0.9 million, and other non-cash provisions of $0.1 million. These increases were partially offset by an increase in accounts receivable of $4.5 million.
Investing activities
          During the six months ended June 30, 2008, we used $63.8 million in investing activities due to the acquisition of the Mobility Solutions Group of PCTEL of $60.9 million, investing in short-term investments $1.7 million, and capital expenditures, primarily leasehold improvements, of $1.2 million. In the six months ended June 30, 2007 we used $27.2 million in investing activities due to the acquisition of Insignia for $15.3 million, the acquisition of Ecutel Systems for $8.1 million, payment of the PhoTags earn-out of $3.5 million, and capital expenditures of $0.3 million.
Financing activities
          We received $0.1 million in cash during the six months ended June 30, 2008 from the exercise of stock options and tax benefits from stock-based compensation in accordance with SFAS No. 123(R). In the six months ended June 30, 2007, we received $9.6 million from financing activities due to cash received selling the overallotment option granted to the underwriters in the first fiscal quarter of 2007 resulting in additional net proceeds of $5.3 million, cash received from the exercise of stock options of $2.1 million, and tax benefits from stock-based compensation in accordance with SFAS No. 123(R) of $2.2 million.
Contractual obligations and commercial commitments
          As of June 30, 2008, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years
Operating lease obligations	$8,266	$1,556	$2,622	$2,314	$1,774
Employment agreements	118	118	0	0	0
Purchase obligations	556	556	0	0	0

Total	$8,940	$2,230	$2,622	$2,314	$1,774

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
Real Property Leases
          Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2016. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 3,700 square feet in Herndon, Virginia under a lease that expires August 31, 2009. We lease approximately 3,400 square feet in Campbell, California under a lease that expires January 31, 2009. In addition, we now lease space in Stockholm, Sweden, Seoul, South Korea, and Belgrade, Serbia. Each of these leases is for a one year term.
Critical Accounting Policies and Estimates
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
          We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
          We currently report our net revenues under the following operating groups: Connectivity & Security, Consumer, Multimedia, Mobile Device Management and Other. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP No. 97-2 are met. If the requirements of SOP No. 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Consumer group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP No. 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

Sales Incentives
          Pursuant to the consensus of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
          We sell our products worldwide. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers. We estimate credit losses and maintain an allowance for doubtful accounts reserve based upon these estimates. While such credit losses have historically been within our estimated reserves, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If not, this could have an adverse effect on our consolidated financial statements.
Internal Software Development Costs
          Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2008, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
Capitalized Software and Amortization
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
Intangible Assets and Amortization
          Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over the lives indicated above. Certain assets acquired in the Allume acquisition in 2005 had previously been amortized on a discounted cash flow basis through 2007. Effective January 1, 2008, we changed to the straight line basis of amortization as these assets have been integrated into our core operations and as such it is no longer feasible to separate the cash flows generated by such assets to allow us to update the discounted cash flow analysis originally developed. This change is classified as a change in estimate and will be accounted for on a prospective basis.
Impairment or Disposal of Long Lived Assets
          The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2008.
Valuation of Goodwill and Intangible Assets
          We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and no impairment was identified. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS No. 142, goodwill was amortized over 7 years.

     We are required to periodically assess the impairment of our goodwill and intangible assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
•	a determination that the carrying value of such assets can not be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	significant changes in our strategic business objectives and utilization of the assets; or

•	the impact of significant negative industry or economic trends.
     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our goodwill and intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase.
Deferred Income Taxes
     We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment , which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
          Our financial instruments include cash and cash equivalents, and short-term investments. At June 30, 2008, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three and six months ended June 30, 2008, our revenues denominated in foreign currencies were $0.4 and $0.7 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2008 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s responsibility for financial statements
          Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.
          The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, SingerLewak LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.
Changes in internal control over financial reporting
          There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
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

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
August 8, 2008	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2008	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.