Form 10-Q
period 2008-09-30
SMITH MICRO SOFTWARE INC
filed 2008-11-03
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes    ☑       No   ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes    ☐       No    ☑
     As of October 31, 2008 there were 31,291,143 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$24,957	$87,549
Short-term investments	6,271	—
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $967 (2008) and $684 (2007)	20,438	13,157
Income tax receivable	262	180
Deferred tax asset	1,109	660
Inventories, net of reserves for obsolete inventory of $373 (2008) and $102 (2007)	1,251	1,993
Prepaid expenses and other current assets	850	1,001

Total current assets	55,138	104,540
Equipment and improvements, net	4,080	1,079
Goodwill	83,357	32,505
Intangible assets, net	25,915	17,946
Deferred tax asset	4,196	6,351

Total assets	$172,686	$162,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,830	$3,401
Deferred revenue	2,372	584
Accrued liabilities	6,057	3,922

Total current liabilities	11,259	7,907
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized;
31,291,143 and 30,258,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	31	30
Additional paid-in capital	163,305	154,312
Accumulated other comprehensive loss	(30)	—
Accumulated (deficit) earnings	(1,879)	172

Total stockholders’ equity	161,427	154,514

Total liabilities and stockholders’ equity	$172,686	$162,421

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$26,641	$20,393	$71,973	$53,406
Cost of revenues	5,197	6,385	15,776	16,045

Gross profit	21,444	14,008	56,197	37,361
Operating expenses:
Selling and marketing	6,255	4,947	18,829	12,843
Research and development	8,199	4,062	23,121	10,268
General and administrative	4,941	3,729	14,555	11,026

Total operating expenses	19,395	12,738	56,505	34,137

Operating (loss) income	2,049	1,270	(308)	3,224
Interest income	104	987	520	3,255

Income before income taxes	2,153	2,257	212	6,479
Income tax expense	3,729	1,785	2,263	3,971

Net (loss) income	$(1,576)	$472	$(2,051)	$2,508

Net (loss) income per share:
Basic	$(0.05)	$0.02	$(0.07)	$0.08

Diluted	$(0.05)	$0.02	$(0.07)	$0.08

Weighted average shares outstanding:
Basic	31,289	30,031	30,856	29,611

Diluted	31,289	31,429	30,856	30,959

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	earnings	Total

Balance, December 31, 2007	30,258	$30	$154,312	$172	$154,514

Exercise of stock options (unaudited)	49	—	129	—	129

Non cash compensation recognized on stock options (unaudited)	—	—	5,380	—	5,380

Non cash compensation recognized on restricted stock (unaudited)	984	1	3,796	—	3,797

Excess tax benefit related to stock options (unaudited)	—	—	78	—	78

Tax benefit deficiencies related to restricted stock expense (unaudited)	—	—	(390)	—	(390)

Comprehensive income (loss) (unaudited)				(30)	(30)

Net loss (unaudited)	—	—	—	(2,051)	(2,051)

Balance, September 30, 2008 (unaudited)	31,291	$31	$163,305	$(1,909)	$161,427

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(2,051)	$2,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	6,459	2,147
Provision for doubtful accounts and other adjustments to accounts receivable	637	318
Provision for slow moving inventory	270	81
Tax benefits from stock-based compensation	(78)	(4,033)
Non cash compensation related to stock options & restricted stock	9,177	8,832
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(8,030)	(8,599)
Deferred income taxes	1,394	3,951
Income tax receivable	(82)	—
Inventories	472	(378)
Prepaid expenses and other assets	151	(392)
Accounts payable and accrued liabilities	196	1,450

Net cash provided by operating activities	8,515	5,885

Investing activities:
Acquisition of eFrontier America, net of cash received	(686)	—
Acquisition of Ecutel Systems, Inc., net of cash received	—	(8,064)
Acquisition of Insignia Solutions, net of cash received	245	(15,339)
Acquisition of PhoTags, Inc., net of cash received	—	(3,500)
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	(60,911)	—
Other intangibles	(500)	(1,227)
Capital expenditures	(3,161)	(400)
Purchase of short-term investments	(6,301)	—

Net cash used in investing activities	(71,314)	(28,530)

Financing activities:
Cash received from issuance of common stock, net of offering costs	—	5,342
Tax benefits from stock-based compensation	78	4,033
Cash received from exercise of stock options	129	3,763

Net cash provided by financing activities	207	13,138

Net decrease in cash and cash equivalents	(62,592)	(9,507)
Cash and cash equivalents, beginning of period	87,549	92,564

Cash and cash equivalents, end of period	$24,957	$83,057

Non-cash investing transactions:
Change in unrealized gain (loss) on short-term investments	$(30)	—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$417	$43
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets mobile software products and services. The Company is focused on developing mobile connectivity solutions that enable people to share, distribute and manage information and content across wireless and wired networks. The Company’s portfolio of wireless software products and services include the QuickLink line of desktop and mobile products to manage wireless data communications; including software applications for 3G broadband mobile networks, Wi-Fi, WiMAX, personal handset information management, managing mobile content on a handset, device management solutions, mobile image management and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers (carriers), original equipment manufacturers (OEM), device manufacturers, and enterprise businesses as well as to consumers. The proliferation of 3G wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA and WiMAX—are combined with new devices—mobile phones, Personal Computers (PCs), Smartphone’s, and Ultra-Mobile PCs (UMPCs)—opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     In addition, the Company distributes its consumer product lines and a variety of third party Mac and Windows PC products worldwide through its online stores and third-party wholesalers, retailers and value-added resellers.
     We offer software products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms. The underlying design concept common across our products is ease-of-use and is based on the long-standing Smith Micro commitment to “enhance the out-of-box user experience” for our customer. We have over 25 years of experience in design, creation and custom engineering services for hardware and software products, and we have shipped over 70 million copies of our QuickLink family of products to customers worldwide.
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
2. Basis of Presentation
     The accompanying interim consolidated balance sheet as of September 30, 2008, and the related statements of operations, equity, and cash flows for the three and nine months ended September 30, 2008 and September 30, 2007 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
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
     Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
3. Net (Loss) Income Per Share
     The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the

Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited, in thousands, except per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(1,576)	$472	$(2,051)	$2,508

Denominator:
Weighted average shares outstanding — basic	31,289	30,031	30,856	29,611

Potential common shares — options (treasury stock method)	—	1,398	—	1,348

Weighted average shares outstanding — diluted	31,289	31,429	30,856	30,959

Shares excluded (anti-dilutive)	3,111	—	3,110	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	—	748	—	803

Net (loss) income per common share:
Basic	($0.05)	$0.02	($0.07)	$0.08

Diluted	($0.05)	$0.02	($0.07)	$0.08

4. Acquisitions
PCTEL’S Mobility Solutions Group
     On January 4, 2008, the Company acquired substantially all of the assets of PCTEL’S Mobility Solutions Group in exchange for $59.7 million in cash. The direct acquisition costs incurred to date include $1.2 million of legal and professional services.
     The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated lives for property and equipment and certain identifiable intangible assets acquired.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$59,700
Acquisition related costs	1,211

Total purchase price	$60,911

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Property & Equipment	$718
Intangible Assets	13,050
Goodwill	50,299

Total Assets	64,067

Liabilities:
Deferred Revenue	3,156

Total Liabilities	3,156

Total purchase price	$60,911

     Unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2007 as if the acquisition had occurred as of January 1, 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Historical	Proforma	Historical	Proforma
Net Revenues	$20,393	$22,800	$53,406	$60,598

Net Income (loss)	$472	$(545)	$2,508	$(628)

Net Income (loss) per share, basic	$0.02	$(0.02)	$0.08	$(0.02)

Net Income (loss) per share, diluted	$0.02	$(0.02)	$0.08	$(0.02)

Weighted average shares outstanding, basic	30,031	30,031	29,611	29,611

Weighted average shares outstanding, diluted	31,429	30,031	30,959	29,611

     Pro forma adjustments for the three month period include $0.7 million for additional amortization related to intangible assets acquired, $0.1 million for the reduction of stock based compensation expense and $0.8 million for the elimination of interest income earned on the cash used in the acquisition. Pro forma adjustments for the nine month period include $2.0 million for additional amortization related to intangible assets acquired, $0.4 million for reduced stock based compensation expense and $2.3 million for the elimination of interest income earned on the cash used in the acquisition.
e Frontier, Inc.
     In November 2007, the Company acquired certain assets of e frontier America, Inc., a wholly-owned subsidiary of e Frontier, Inc., including e Frontier’s AquaZone, Poser and Shade® product suites. The Company has paid $5.5 million to date and the final payment of $0.1 million was paid in October 2008.
     The Company has incurred $0.1 million in direct costs (legal and professional services) to complete the transaction.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,500
Acquisition related costs	109

Total purchase price	$5,609

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts Receivable, net	$124
Inventory, net	377
Intangible Assets	3,172
Goodwill	1,936

Total Assets	5,609

Liabilities:	—
Total purchase price	$5,609

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
     In accordance with the Asset Purchase Agreement, the Company held back $1.5 million in cash from the aggregate purchase price for twelve months as security for satisfaction of Insignia’s indemnification obligations under the Asset Purchase Agreement. In the quarter ended March 31, 2008, the Company filed an indemnification claim against Insignia and demanded that the full amount of the holdback payment be cancelled in partial satisfaction of Insignia’s indemnification obligations. In June, 2008 the Company received $0.5 million in settlement of the Company’s indemnification claim and was relieved from any obligation to pay the $1.5 million holdback. This payment has been accounted for as a reduction of the purchase price and has been credited to Goodwill. Additional legal costs of $0.3 million have been incurred relating to this claim which has been charged to Goodwill.
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
     The 2005 Plan provides for the issuance of non-qualified or incentive stock options and restricted stock to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months. In general, options expire ten years from the date of grant. The maximum number of shares of the Company’s common stock that were available for issuance over the term of the original 2005 Plan could not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of common stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares). On October 11, 2007, our shareholders voted to approve an amendment to the 2005 Plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).
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
     The Company adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations during the three and nine months ended September 30, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123.
Valuation of Stock Option and Restricted Stock Awards
     The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2008 was $2.32 and $3.74, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and nine month periods ended September 30, 2008 and 2007, respectively, are as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee Stock Options
Risk-free interest rate	2.2%	4.8%	2.8%	4.6%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	1	4	4	4
Volatility	72.0%	57.0%	71.0%	61.0%
Forfeiture rate	—	10.0%	3.5%	10.0%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the nine months ended September 30, 2008 a total of 50,000 shares of restricted stock, with a total value of $0.4 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.0 million shares of restricted stock, with a total value of $8.0 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Cost of Revenues	$99	$91	$331	$195
Selling and Marketing	760	1,309	2,727	3,505
Research and Development	835	616	2,483	1,656
General and Administrative	1,306	1,207	3,636	3,476

Total Non-Cash Stock Compensation Expense	$3,000	$3,223	$9,177	$8,832

     Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.4 million in the three months ended September 30, 2008 and $0.7 million in the three months ended September 30, 2007. These cash payments of income taxes totaled $0.9 million for the nine months ended September 30, 2008 and $1.8 million for the nine months ended September 30, 2007.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of September 30, 2008, and the activity during the nine months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2007	4,654	$11.33
Granted (unaudited)	135	$7.51
Exercised (unaudited)	(49)	$2.64
Cancelled (unaudited)	(279)	$15.72

Outstanding as of September 30, 2008 (unaudited)	4,461	$10.98	$—

Exercisable as of September 30, 2008 (unaudited)	2,259	$9.16	$—

     During the nine months ended September 30, 2008 options to acquire 49,000 shares were exercised with an intrinsic value of $219,000, resulting in cash proceeds to the Company of $129,000. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $3.74. For the quarter ended September 30, 2008 there were $14.1 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At September 30, 2008, there were 1.2 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

     Additional information regarding options outstanding as of September 30, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	332	5.4	$1.69	332	$1.69
$4.01 - $6.00	953	6.8	$4.95	718	$4.95
$6.01 - $12.00	381	8.4	$8.54	138	$8.57
$12.01 - $14.00	1,420	8.4	$12.67	571	$12.70
$14.01 - $16.00	828	8.4	$15.19	323	$15.21
$16.01 - $19.00	547	8.6	$18.10	177	$18.24

	4,461	7.9	$10.98	2,259	$9.16

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of September 30, 2008, and the activity during the nine months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2007	350
Granted (unaudited)	1,056
Cancelled (unaudited)	(73)
Vested (unaudited)	(350)

Unvested at September 30, 2008 (unaudited)	983

6. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are all held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage. As of September 30, 2008 and December 31, 2007, bank balances totaling approximately $31.2 million (unaudited) and $87.2 million, respectively, were uninsured. All have original maturity dates of three months or less.
7. Short-Term Investments
     Short-term investments consist of U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity (see Note 13 — Comprehensive Income). As of September 30, 2008, the following available-for-sale securities were in a loss position (in thousands):

	(unaudited)
	Fair value	Unrealized (loss)
Holding period of less than 12 months:
Corporate bonds and notes	$2,032	$(26)
Government securities	4,239	(4)

Total	$6,271	$(30)

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
9. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30 2008, our net inventory balance consisted of approximately $0.2 million of assembled products and $1.1 million of components.
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
     The carrying amount of the Company’s goodwill was $83.4 million (unaudited) and $32.5 million as of September 30, 2008 and December 31, 2007, respectively.

12. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	Useful	September 30, 2008 (unaudited)			December 31, 2007
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased Technology	1	$1,726	$(1,726)	$—	$1,226	$(613)	$613
Capitalized Software	5-7	22,781	(5,882)	16,899	11,081	(3,174)	7,907
Distribution Rights	5	482	(360)	122	482	(308)	174
Customer Lists	5	923	(599)	324	923	(460)	463
Database	10	182	(15)	167	182	(1)	181
Trademarks	10	809	(358)	451	809	(308)	501
Trade Names	1-2	1,617	(301)	1,316	1,537	(72)	1,465
Customer Agreements	4-7	1,135	(512)	623	165	(69)	96
Customer Relationships	1-9	7,020	(1,007)	6,013	6,720	(174)	6,546

Totals		$36,675	$(10,760)	$25,915	$23,125	$(5,179)	$17,946

     Aggregate amortization expense on intangible assets was $2.0 million and $5.6 million for the three and nine months ended September 30, 2008, respectively. Expected future amortization expense is as follows: $1.5 million for the remainder of 2008, $5.7 million for 2009, $4.9 million for 2010, $4.6 million for 2011, $4.5 million for 2012, $3.5 million for 2013 and $1.2 million thereafter.
13. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net (loss) income	$(1,576)	$472	$(2,051)	$2,508
Change in unrealized (loss) on investments, net	(30)	—	(30)	—

Total comprehensive income (loss)	$(1,606)	$472	$(2,081)	$2,508

14. Segment and Geographical Information
Segment Information
     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. Our operations are organized into four business units: Connectivity & Security, which includes our connection manager solutions for both the OEM and Enterprise channels; Consumer, which includes retail sales of our compression and broad consumer-based software; Multimedia, which includes music, photo and video content management; and Mobile Device Solutions, which includes our firmware over the air upgrade software and application software for the IMS layer such as voice call continuity and Instant Messaging (“IM”). In addition, ‘Other’ revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Connectivity & Security	$16,645	$8,038	$40,531	$20,051
Consumer	6,396	3,727	18,101	8,758
Multimedia	2,128	7,951	10,005	22,248
Mobile Device Solutions	1,146	381	2,375	1,428
Other	326	296	961	921

Total Revenues	$26,641	$20,393	$71,973	$53,406

     Sales to two customers and their affiliates in the Connectivity & Security business segment accounted for 25.1% and 11.5% of the Company’s total revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2008, one customer in the Connectivity & Security business segment accounted for 35.5% of total revenues. For the three and nine months ended September 30, 2007, one customer in the Connectivity & Security business segment accounted for 68.5% and 67.7%, respectively, of total revenues.
Geographical Information
     During the three and nine months ended September 30, 2008 and 2007, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Americas	$24,008	$18,932	$64,521	$50,654
Asia Pacific	1,314	674	3,921	1,075
EMEA	1,319	787	3,531	1,677

Total Revenues	$26,641	$20,393	$71,973	$53,406

     The Company does not separately allocate specific assets to these geographic locations.
15. Recent Accounting Pronouncements
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
16. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of September 30, 2008 are as follows (in thousands):

Year Ending December 31,	Operating
2008-3 months	$412
2009	1,460
2010	1,372
2011	1,379
2012	1,230
2013	758
Beyond	1,425

Total	$8,036

     Rent expense under operating leases for the three months ended September 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2008 and 2007 was $1.3 million and $0.7 million, respectively.
17. Income Taxes
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

     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.
     In the three months ended September 30, 2008, we recorded income tax expense in the amount of $3.7 million as a result of reversing estimated tax benefits recorded in the prior quarters. This was a result of using the estimated effective tax rate calculated based on the year-to-date financials (“cut-off method”) because we believe this estimated tax rate is more accurate than the annual effective tax rate.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
     In June 2008, the Internal Revenue Service began its examination of the Company’s U.S. federal tax return for the period ended December 31, 2006. The examination is now complete and there were no adjustments.

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
Overview
     Our business model is based primarily upon the design, development and sale of software that supports the wireless industry. Our products are utilized in major wireless networks throughout the world that support data communications through the use of mobile devices or other wireless communication devices such as PC cards, USB modems, and embedded modems in PCs. Our other mobility product lines are designed to improve the use of content management, personal information management, and to provide over-the-air updates to mobile devices. Wireless network providers and device manufacturers generally incorporate our products into their products sold directly to businesses and consumers or on servers in the network environment to facilitate the management for mobile devices and including firmware over-the-air updates.
     Our business is primarily dependent upon the demand for mobile communications solutions and the corresponding requirements for software solutions to support this demand. During the last three years, demand for these types of products has increased as wireless providers compete to introduce higher network speeds, and launch new services that utilize these improving wireless broadband networks.

     We continue to invest in research and development and have built one of the industry’s leading wireless product lines. We believe that we are well positioned to capitalize on market opportunities as we leverage the strength of our technology capabilities with our growing global reach and expanding product lines.
     In the nine months ended September 30, 2008, we have been focused on integrating our most recent acquisitions while organically growing our business. As such, there has been an increase in revenues accompanied by an increase in operating expenses, including significant non-cash expenses, such as stock-based compensation, amortization of intangibles associated with acquisitions, and non-cash tax expense. We believe there will continue to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
     Sales to two customers and their affiliates in the Connectivity & Security business segment accounted for 25.1% and 11.5% of the Company’s total revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2008, one customer in the Connectivity & Security business segment accounted for 35.5% of total revenues. For the three and nine months ended September 30, 2007, one customer in the Connectivity & Security business segment accounted for 68.5% and 67.7%, respectively, of total revenues. One customer accounted for 36% of accounts receivable at September 30, 2008.
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of Operations data in the table below for the three and nine months ended September 30, 2008 and 2007. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	19.5%	31.3%	21.9%	30.0%

Gross profit	80.5%	68.7%	78.1%	70.0%
Operating expenses:
Selling and marketing	23.5%	24.3%	26.2%	24.1%
Research and development	30.8%	19.9%	32.1%	19.2%
General and administrative	18.5%	18.3%	20.2%	20.6%

Total operating expenses	72.8%	62.5%	78.5%	63.9%

Operating (loss) income	7.7%	6.2%	-0.4%	6.1%
Interest income	0.4%	4.9%	0.7%	6.1%

Income before income taxes	8.1%	11.1%	0.3%	12.2%
Income tax expense	14.0%	8.8%	3.1%	7.5%

Net (loss) income	-5.9%	2.3%	-2.8%	4.7%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Our operations are organized into four business units:
•	Connectivity & Security, which includes our connection manager solutions for both the OEM and Enterprise channels;

•	Consumer, which includes retail sales of our compression and broad consumer-based software;

•	Multimedia, which includes music, photo and video content management;

•	Mobile Device Solutions, which includes our firmware over the air and products for the IMS application layer.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Connectivity & Security	$16,645	$8,038	$40,531	$20,051
Consumer	6,396	3,727	18,101	8,758
Multimedia	2,128	7,951	10,005	22,248
Mobile Device Solutions	1,146	381	2,375	1,428
Other	326	296	961	921

Total Revenues	26,641	20,393	71,973	53,406
Cost of revenues	5,197	6,385	15,776	16,045

Gross profit	$21,444	$14,008	$56,197	$37,361

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
     Income tax provision. The Company accounts for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. (See Note 17.)
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Revenues.  Revenues were $26.6 million and $20.4 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $6.2 million, or 30.6%.  Connectivity & Security sales increased $8.6 million, or 107.1%, primarily due to the continued rollout of the broadband 3.5G networks by our existing key customers, customers acquired in the first quarter from our PCTEL MSG group acquisition, and new customer licenses. Consumer group sales increased $2.7 million, or 71.6%, primarily due to new product sales of VMware Fusion and the acquisition of eFrontier in December 2007.  Multimedia sales decreased $5.8 million, or 73.2%, due to a shift in how our music product was merchandised by our primary music customer.  In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds).  In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit.  Mobile Device Solutions sales increased $0.7 million, or 200.8%, primarily due to completing projects and installations.
     Cost of revenues.  Cost of revenues were $5.2 million and $6.4 million for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $1.2 million, or 18.6%.  This decrease was primarily due to the lower sales and cost of revenues associated with the change in how we are delivering the Multimedia product line. Amortization of intangibles increased from $0.4 million to $0.9 million, or $0.5 million, due to the PCTEL MSG group acquisition. Stock-based compensation expense was $0.1 million for both the fiscal quarter ended September 30 2008 and 2007.
     Gross profit.  Gross profit of $21.4 million and 80.5% for the three months ended September 30, 2008 increased $7.4 million, or 53.1%, from $14.0 million and 68.7% for the three months ended September 30, 2007.  The 11.8 percentage point increase was primarily due to improved product margins of 13.1 points on the favorable product mix and higher Multimedia margins due to the change in how the product is delivered as mentioned above, partially offset by higher amortization of intangibles due to the PCTEL MSG group acquisition of 1.3 points.
     Selling and marketing.  Selling and marketing expenses were $6.2 million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $1.3 million, or 26.4%.  This increase was primarily due to increased personnel costs and travel associated with higher headcount driven by acquisitions of $1.6 million and higher amortization of intangibles due to our acquisitions which increased from $0.2 million to $0.6 million, or $0.4 million. These cost increases were partially offset by lower stock-based compensation which decreased from $1.6 million to $0.9 million, or $0.7 million.
     Research and development.  Research and development expenses were $8.2 million and $4.1 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $4.1 million, or 101.8%.  This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $3.1 million, increased consulting and travel associated with our various new projects of $0.5 million, amortization of purchased technologies which increased from $0.3 million to $0.5 million, or $0.2 million, stock-based compensation which increased from $0.7 million to $0.9 million, or $0.2 million, and other cost increases of $0.1 million.
     General and administrative.  General and administrative expenses were $4.9 million and $3.7 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $1.2 million, or 32.5%.  This increase was primarily due to increased personnel and recruiting costs associated with higher headcount of $0.6 million and increased building rent, infrastructure, and depreciation associated with our acquisitions of $0.5 million, and all other cost increases of $0.2 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $1.6 million to $1.5 million, or $0.1 million.
      Interest income.   Interest income was $0.1 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $0.9 million, or 89.5%.  This decrease was due to having less cash on hand as a result of our acquisition of the PCTEL MSG group in January 2008.
     Income tax provision. We recorded an income tax expense for the three months ended September 30, 2008 in the amount of $3.7 million as a result of reversing tax benefits recorded in the prior quarters. This was a result of using the effective tax rate calculated based on the year-to-date financials (“cut-off method”) because we believe this tax rate is more accurate than the annual effective tax rate. The provision for income taxes was $1.8 million in the three months ended September 30, 2007 as a result of our operating profit for that period.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     Revenues.  Revenues were $72.0 million and $53.4 million for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $18.6 million, or 34.8%.  Connectivity & Security sales increased $20.5 million, or 102.1%, primarily due to continued strong demand from our existing key customers, the PCTEL MSG group acquisition that occurred in January 2008, and new customer licenses.  Consumer group sales increased $9.3 million, or 106.7%, primarily due to new product sales of VMware Fusion and the acquisition of eFrontier in December 2007. Multimedia sales decreased $12.2 million, or 55.0%, due to a shift in how the product was merchandised by our primary music customers.  In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds).  In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit.  Mobile Device Solutions sales increased $0.9 million, or 66.3%, due to the Insignia acquisition that closed in the fiscal second quarter of 2007 and completing projects and installations in the fiscal third quarter of 2008.

     Cost of revenues.  Cost of revenues were $15.8 million and $16.0 million for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $0.2 million, or 1.7%.  Direct product costs decreased $1.9 million even on the higher overall sales volume primarily due to the lower sales and cost of revenues associated with the change in how we are delivering the Multimedia product line to the customer.  This decrease was partially offset by higher amortization of intangibles due to the PCTEL MSG group and Insignia acquisitions which increased from $1.1 million to $2.7 million, or $1.6 million, and higher stock based compensation expense which increased from $0.2 million to $0.3 million, or $0.1 million.
     Gross profit.  Gross profit of $56.2 million and 78.1% for the nine months ended September 30, 2008 increased $18.8 million, or 50.4%, from $37.4 million and 70.0% for the nine months ended September 30, 2007.  The 8.1 percentage point increase was primarily due to improved product margins of 9.8 points on the favorable product mix, additional license income, and higher Multimedia margins due to the change in how the product is delivered, partially offset by higher amortization of intangibles due to the PCTEL MSG group and Insignia acquisitions of 1.6 points and stock-based compensation of 0.1 points.
     Selling and marketing.  Selling and marketing expenses were $18.8 million and $12.8 million for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $6.0 million, or 46.6%.  This increase was primarily due to increased personnel, recruiting and travel costs associated with higher headcount driven by acquisitions of $4.9 million, higher amortization of intangibles due to our acquisitions which increased from $0.5 million to $1.8 million, or $1.3 million, more trade shows and product advertising due to our acquired product lines of $0.6 million, and higher commissions due to the increased volume of $0.4 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $4.1 million to $2.9 million, or $1.2 million.
     Research and development.  Research and development expenses were $23.1 million and $10.3 million for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $12.8 million, or 125.2%.  This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $9.3 million, increased consulting and travel associated with our various new projects of $1.7 million, amortization of purchased technologies which increased from $0.3 million to $1.1 million, or $0.8 million, stock-based compensation which increased from $1.8 million to $2.6 million, or $0.8 million, and other cost increases of $0.2 million.
     General and administrative.  General and administrative expenses were $14.5 million and $11.0 million for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $3.5 million, or 32.0%.  This increase was primarily due to increased personnel and recruiting costs associated with higher headcount of $1.5 million, increased building rent, infrastructure, and depreciation associated with our acquisitions of $1.6 million, and all other cost increases of $0.6 million.  These cost increases were partially offset by lower stock-based compensation which decreased from $4.4 million to $4.2 million, or $0.2 million.
     Interest income.   Interest income was $0.5 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $2.7 million, or 84.0%.  This decrease was due to having less cash on hand as a result of our acquisition of the PCTEL MSG group in January 2008.
     Income tax provision. We recorded an income tax provision for the nine months ended September 30, 2008 in the amount of $2.3 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. The provision for income taxes was $4.0 million for the nine months ended September 30, 2007 as a result of our operating profit for that period. We began fiscal year 2008 with a net operating loss carryforward of approximately $11.3 million for Federal and $6.3 million for States.
Liquidity and Capital Resources
     On December 14, 2006, we completed a follow-on public offering, issuing 4,000,000 shares of our common stock, at a gross purchase price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59.0 million before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2006 totaled $4.0 million, comprised of $3.3 million in underwriting discounts and commissions and $0.7 million cash payments for legal and investment services, resulting in net proceeds to the Company of $55.0 million in the quarter ended December 31, 2006. On January 18, 2007 an additional 387,000 shares were sold in the overallotment option granted to the underwriters, resulting in additional gross proceeds of $5.7 million in the first quarter of 2007, before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2007 totaled $0.4 million, comprised of $0.3 million in underwriting discounts and commissions and $0.1 million in cash payments for legal and investment services, resulting in additional net proceeds to the Company of $5.3 million in the quarter ended March 31, 2007.
     At September 30, 2008, we had $31.2 million in cash, cash equivalents, and short-term investments, and $43.9 million of working capital. Our accounts receivable balance, net of allowance for doubtful accounts and other adjustments, was $20.4 million at September 30, 2008. We have two acquisitions that will close in the fiscal fourth quarter 2008 which will require an aggregate cash outlay of approximately $1.2 million. We have no other significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, short-term investments, and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $8.5 million in the nine months ended September 30, 2008. The primary sources of operating cash were adjustments for non-cash expenses including stock based compensation of $9.1 million, depreciation and amortization of $6.5 million, and other non-cash expenses of $0.9 million, a decrease in deferred income taxes of $1.4 million, and a decrease in other net current assets of $0.7 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $8.0 million and the net loss of $2.1 million. The increase in accounts receivable was due to the timing of invoicing during the period and an increase in revenue from the prior quarter. Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2007. In the 2007 period, the primary source of cash was net income of $2.5 million, non-cash stock based compensation expense of $4.8 million, non-cash depreciation and amortization of $2.1 million, a decrease in deferred income taxes of $4.0 million, a decrease of other net current assets of $0.7 million, and other non-cash provisions of $0.4 million. These increases were partially offset by an increase in accounts receivable of $8.6 million.
Investing activities
     During the nine months ended September 30, 2008, we used $71.3 million in investing activities due to the acquisition of the Mobility Solutions Group of PCTEL of $60.9 million, investing in short-term investments $6.3 million, and capital expenditures, primarily leasehold improvements, of $3.2 million, and other acquisition-related cost adjustments of $0.9 million. In the nine months ended September 30, 2007 we used $28.5 million in investing activities due to the acquisition of Insignia for $15.3 million, the acquisition of Ecutel Systems for $8.1 million, payment of the PhoTags earn-out of $3.5 million, other acquisition-related adjustments $1.2 million, and capital expenditures of $0.4 million.
Financing activities
     We received $0.2 million in cash during the nine months ended September 30, 2008 from the exercise of stock options and tax benefits from stock-based compensation in accordance with SFAS No. 123(R). In the nine months ended September 30, 2007, we received $13.1 million from financing activities due to cash received selling the overallotment option granted to the underwriters in the first fiscal quarter of 2007 resulting in additional net proceeds of $5.3 million, tax benefits from stock-based compensation in accordance with SFAS No. 123(R) of $4.0 million, and cash received from the exercise of stock options of $3.8 million.
Contractual obligations and commercial commitments
     As of September 30, 2008, we had no debt and no long term liabilities. The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1 - 3 Years	3-5 Years	5 Years
Operating lease obligations	$8,036	$1,518	$2,765	$2,187	$1,566
Employment agreements	235	235	0	0	0
Purchase obligations	210	210	0	0	0

Total	$8,481	$1,963	$2,765	$2,187	$1,566

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
Real Property Leases
     Our corporate headquarters, which includes our principal administrative, sales and marketing, customer support and research and development facilities, is located in Aliso Viejo, California. We have leased this space through May 2016. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 7,300 square feet in Herndon, Virginia under a lease that expires November 30, 2009. We lease approximately 3,400 square feet in Campbell, California under a lease that expires January 31, 2009. Internationally, we lease space in Stockholm, Sweden, Seoul, South Korea, Belgrade, Serbia, and Oslo, Norway. Each of these leases is for a one year term.
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
Sales Incentives
     Pursuant to the consensus of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.6 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.
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
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2008, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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
Impairment or Disposal of Long Lived Assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at September 30, 2008.
Valuation of Goodwill and Intangible Assets
     The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the adoption, we are no longer required to amortize goodwill. Prior to the adoption of SFAS No. 142, goodwill was amortized over 7 years.
     This statement requires us to periodically assess the impairment of our goodwill and intangible assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	significant changes in our strategic business objectives and utilization of the assets; or

•	the impact of significant negative industry or economic trends.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At September 30, 2008, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three and nine months ended September 30, 2008, our revenues denominated in foreign currencies were $0.7 and $1.4 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2008 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
       An Annual Meeting of the Stockholders of the Company was held on August 14, 2008. At the Annual Meeting, the Stockholders voted as follows:
     The Stockholders elected William W. Smith, Jr. (with 23,512,150 votes for and 2,007,514 withheld) and William C. Keiper (with 20,304,632 votes for and 5,215,032 withheld) as directors, to hold office until the 2011 Annual Meeting, or until their successors are elected and qualified.
     In addition to Messrs. Smith and Keiper, the following directors will continue to hold office: Thomas G. Campbell, Ted L. Hoffman, Samuel Gulko and Gregory J. Szabo,
     The Stockholders elected to ratify the appointment of SingerLewak LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 (with 24,912,180 shares for, 421,334 shares against and 186,150 shares abstaining).

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

SMITH MICRO SOFTWARE, INC.

November 3, 2008	By	/s/ William W. Smith, Jr.

William W. Smith, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)

November 3, 2008	By	/s/ Andrew C. Schmidt

Andrew C. Schmidt
Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.