Form 10-K
period 2008-12-31
SMITH MICRO SOFTWARE INC
filed 2009-03-10
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 Columbia, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value (Title of each class)	The NASDAQ Stock Market LLC (NASDAQ Global Market)
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $159,319,685 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of February 23, 2009, there were 31,399,593 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2008 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and its subsidiaries.
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	The duration and depth of the current economic slowdown and its effects on capital expenditures by our customers and their end users;

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	changes in demand for our products from our customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and

•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 11 of this report.
     The forward-looking statements contained in this report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this report is filed with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.

PART I
Item 1. BUSINESS
General
     Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile industry. The Company is focused on developing connectivity, multimedia, and device management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services include the QuickLink family of desktop and mobile products to manage wireless data communications, including software applications for 3G and 4G broadband mobile networks, Wi-Fi, personal information management, mobile content management, device management, and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers (“carriers”), original equipment manufacturers (“OEM”), PC and device manufacturers, enterprise businesses, as well as direct to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, and WiMAX—are combined with new devices such as mobile phones, Personal Computers (“PCs”), Smartphones, and Ultra-Mobile PCs (“UMPCs”), opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     We also distribute our consumer product line and a variety of third party Mac and Windows PC software products worldwide through our online stores and third-party wholesalers, retailers and value-added resellers. We offer software products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian, and Java platforms.
     The underlying design concept common across our products is our ability to improve the customer’s experience. This philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation. We have over 25 years of experience in design, creation and custom engineering services for software products.
     We are actively involved and maintain industry affiliations with leading groups such as the Wi-Fi Alliance, OMA, GSMA, and CTIA to help develop industry standards and drive the proliferation of various wireless technologies.
     Our research and development expenses amounted to $30.8, $14.8, and $7.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on the development and expansion of our technologies, particularly in the wireless, diagnostic, utility and Internet areas.
     We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. We make our SEC filings available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K.
Business Segments
     Our operations are organized into two business segments: Wireless and Consumer. We do not separately allocate operating expenses, nor do we allocate specific assets to these groups. Therefore, segment information reported includes only revenues and cost of revenues. See Note 6 of Notes to Consolidated Financial Statements for financial information related to our operating groups.

Wireless
     The Wireless Group’s primary focus is to develop mobile connectivity, mobile information management, and mobile security solutions. QuickLink Mobile, the group’s leading product, provides mobile users the ability to easily connect a notebook or wireless devices to wireless wide area networks (“WWANs”) and Wi-Fi hotspots. Many of the largest wireless carriers worldwide—including AT&T, Alltel, Orange, NTT DoCoMo, Sprint, T-Mobile USA, Verizon Wireless, Vodafone and others—rely on QuickLink Mobile technology to help their subscribers easily connect to their wireless networks every day. We also maintain strong relationships with leading device, hardware and infrastructure manufactures including: Dell, HTC, Kyocera Wireless, LG Electronics, Novatel Wireless, Pantech, Qualcomm, Siemens, Sierra Wireless, Sony Ericsson, and UTStarcom.
     In addition to marketing products to wireless carriers and device manufacturers, the Wireless Group also delivers wireless mobility solutions direct to customers. Our QuickLink Mobility products are designed to address the security and mobility needs of an enterprise marketplace that is rapidly becoming more reliant on remote access to many types of wireless networks. In addition to addressing the need for robust security, the QuickLink Mobility suite allows persistent connectivity for the user operating on WWANs, corporate Local Area Networks (“LAN’s”) and Wi-Fi networks. The applications support most IP services and interoperate with approximately 200 carriers worldwide, as well as hundreds of the popular broadband mobile devices and embedded WWAN PC notebooks.
     Our Professional Services team supports our wireless mobility business direction. This area of business development leverages our experience providing custom-tooled, web-based applications to support growing businesses. From basic web design to complex solutions involving complete customer management, online commerce and fulfillment services, the Professional Services team helps businesses refine their processes and implement cost-effective web systems.
     Smith Micro develops innovative applications in the multimedia and personal information management spaces for wireless carriers. Today, the group ships music and media manager applications for PCs and support for mobile devices to leading wireless carriers such as Verizon Wireless, Sprint, and Livewire.
     Smith Micro continues to focus on the mobile “convergence” space. We are developing solutions in the Device Management and IP Multimedia Subsystem (“IMS”) areas, and working to integrate our technologies into more mobile devices, networks and other developers’ applications. It is becoming both a smart and a connected world. Not only is there a need for Device Management on mobile devices, but Device Management also applies to other electronic devices including automobiles, home appliances, and entertainment devices.
Consumer
     The Consumer Group focuses on developing software for the Mac and Windows PC productivity, utility, and graphic markets. Smith Micro’s complete line of consumer, prosumer, and professional products is available through direct sales on the Smith Micro website, on partner websites, direct through customer service order desks and through traditional retail outlets. In addition, the Consumer Group also focuses on republishing and marketing third party software titles that complement our existing line of products. The Consumer Group is focused on the following market segments: Compression, Graphics, Utilities including Diagnostics, Performance, Security and Internet, Compilation and Lifestyle.
     The Consumer Group’s lead product line is StuffIt, which is driven by its patented and patent pending image compression, with a focus on our innovative JPEG compression technology. StuffIt provides superior lossless compression, encryption and archive capability. In addition to compression technology, the Company is focused on growing its line of graphic titles, in particular Poser, Anime Studio and Manga Studio. These product lines have a loyal following and are growing in market awareness.

Industry Background
     Smith Micro offers products in the following technology and communications related markets:
     Wireless — To help drive revenue growth and profitability, wireless carriers have introduced new value-added products and services that coincide with a number of key enabling trends. Namely, traditional mobile devices are being replaced with multimedia-enabled devices, carriers are deploying wireless broadband network infrastructures, and consumers are increasingly adopting mobile data and multimedia services. As carriers seek to enhance their competitive position, they have increasingly focused on customer acquisition and customer service. This creates opportunities for Smith Micro, as carriers increase the use of third-party applications, services and custom solutions.
     With IMS being deployed in service providers’ networks around the globe and with a rich new set of wireless network options available for communication, significant changes are occurring in mobile handsets as well as the networks that support them. New intelligent handsets are being introduced to serve both Wi-Fi and cellular networks. Smith Micro provides IMS software for mobile devices.
     Mobile Multimedia — Digital audio players and internet-based music download services have transformed music consumption into a personal and mobile experience. As wireless carriers seek to offer premium services and mobile devices support multimedia functionality, the market for digital music distribution over wireless networks and use on wireless devices continues to grow rapidly.
     Data Compression — Data compression is critical to both efficient storage and transmission of data and multimedia content. As subscriber demand increases for mobile access to larger image, audio and video files, we believe wireless carriers and mobile device manufacturers face a pressing need to use better compression technologies to reduce the size of digital content sent over their networks and to maximize the efficient use of limited device memory.
     Device Management — Device Management solutions deliver proven standards-based management for updating increasingly complex mobile devices. Our product line offers both a client and server solution. The ability to deploy software to configure, update, diagnose, secure, and synchronize devices remotely results in significantly reduced customer care expenses. Greater control results in better customer service and a richly enhanced customer experience.
     Graphic Software — Poser’s 3D figure design and animation program, Manga Studio, originally created in Japan as ComicStudio, has become the number one selling Manga software worldwide in the fast growing global animation and 3D markets. Anime Studio is a complete animation solution for creating 2D movies, cartoons, anime or cut-out animations and is ideal for animators of any caliber. Many of the animations that people create with Anime Studio can be seen on social networking websites and YouTube.
     Diagnostic & Utility Software — The growing prevalence and complexity of PCs and mobility operating systems require increasingly sophisticated diagnostic and utility software solutions to improve the consumer’s overall computing and mobile experience. Consumers demand products that can enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Businesses rely on cross-platform solutions that can quickly identify and repair a broad range of computer-related problems. The Company’s software solutions for Windows and Mac platforms perform diagnostic, maximizes performance, and helps to protect consumer’s online identity. The Company develops and republishes a growing line of products including Spring Cleaning, CheckIt, Internet Cleanup and VMWare.
Products and Services
     Our primary product lines and products consist of the following:

Product Groups	Products	Description
Wireless	QuickLink Mobile QuickLink Mobility QuickLink Server	Centralized connection management application to control, customize and automate wireless connections of all types.

Product Groups	Products	Description
	QuickLink PhoneManager	The products can include a Connectivity and Device Management Server for management of software and firmware updates. The QuickLink Mobility Suite also includes a mobile VPN with “session persistence” for laptops and smart devices.

	QuickLink Music QuickLink Media	An intuitive music and multimedia manager to sync digital content to and from mobile devices.

	StuffIt Wireless Insignia Device Management Suite QuickLink Voice & Messenger Active Images	StuffIt Wireless enables compression of data files to facilitate storage in mobile devices and transmission over wireless networks; and file compression for storage on Internet photo sites. Insignia Device Management (DM) Suite allows you to intelligently manage a diverse population of mobile devices including the most advanced next-generation mobile phones and PDAs.

Consumer	StuffIt Deluxe StuffIt Mobile CheckIt Registry Cleaner Spring Cleaning Internet Cleanup Executive Synch Poser Anime Studio Manga Studio Aquazone	Utility & diagnostic solutions and graphics products.
     Wireless carriers and mobile device manufacturers incorporate our products into their branded product and service offerings, selling directly to their market segments. Our technologies are utilized in many major wireless networks to facilitate data communications via mobile devices, multimedia solutions, and device management. Our primary products include QuickLink Mobile, QuickLink Mobility, QuickLink Music, QuickLink Media, Insignia Device Management, as well as a variety of consumer products, which are described above.
     Wireless Products. QuickLink Mobile provides Windows, Mac, and Linux users with a centralized application to control, customize and automate wireless connections, including 3G and 4G, WWAN, Wi-Fi and WiMAX. In addition, the QuickLink Configuration Manager provides a server solution designed to manage deployment and configuration of the QuickLink Mobile connection manager. Our QuickLink Music technology allows users to purchase music from any compatible store(s), and transfer it to or from any music-capable mobile device. Our Insignia Device Management Suite is a client server solution to update and manage mobile devices. We are positioning our technology to reach a much broader audience than just the updating of mobile handset devices, and as more and more companies understand the true value of our Device Management solutions, we believe we can expand into new market segments.
     QuickLink Mobility is designed for the enterprise customer providing not only connection management but expanded security functionality, session persistence and a world-class mobile Virtual Private Network (“VPN”). Additionally, QuickLink Mobility supports approximately 200 carriers worldwide and interoperates with many different types of mobile devices, PC Cards, USB modems and embedded modems.

     Consumer Products. We offer consumer products that provide compression, utility, diagnostic, productivity, and graphic solutions. These products are designed to enhance PC performance, protect against spam, spyware and computer hacking and remove malicious code. Our graphic products enable customers to create 2D and 3D images. Many of our leading products work with both the Mac and Windows OS. Our line of consumer products is available through direct sales on our website, indirect sales on partner websites and through traditional retail outlets.
Marketing & Sales Distribution Strategy
     Today’s communication technologies are in a constant state of evolution, where ever more advanced devices, chips and networking platforms promise ever greater speed and capacity. Yet, for all the advances, it is the software that empowers the world of mobile convergence and makes these next-generation platforms accessible to the user. The opportunity before us now is to draw together the technologies under development across our product lines into converged solutions the market now demands. We believe this is at the forefront of our innovation.
     We continue to develop innovative, enabling technology and infrastructure products that facilitate the usage of wireless data and other premium mobile services, thereby providing our customers with additional revenue opportunities and differentiated services that encourage customer loyalty.
     A core strategy is our ability to enable our wireless carrier and device manufacturer customers to introduce new products to their markets that generate revenue more quickly. Our industry knowledge and our research are used to help determine the next market opportunities for our customers in the mobile market.
     Our sales distribution strategy is as follows:
     Leverage Carrier and OEM Relationships. We intend to continue to capitalize on our strong relationships with the world’s leading wireless carriers and mobile device manufacturers. For example, our carrier customers serve as a valuable distribution channel, providing access to millions of end-users and also providing market feedback for future product offerings.
     Focus on Multiple High-Growth Markets. We continue to focus on the wireless communications, multimedia and enterprise Device Management markets and believe we are well-positioned to capitalize on the favorable trends in mobility services. Among these trends are the ongoing introduction of new data services by wireless carriers, the increasing availability of multimedia-enabled mobile devices and the need for consumers and enterprises to manage their wireless access to the Internet.
     Expand our Customer Base. In addition to introducing new products to our customer, we intend to grow our domestic and international business through cross-selling our portfolio of products to our current customer base.
     Selectively Pursue Acquisitions of Complementary Products and Services. In line with the Company’s strategy, we plan to continue to pursue selected acquisition opportunities in an effort to expand our product and technological abilities, enter complementary markets and extend our geographic reach. In the past, we have used acquisitions to enhance our technology features and customer base, and to extend our offerings into new markets.
     The Company utilizes a variety of direct and indirect sales distribution channels. We believe that sales of our differentiated product lines are enhanced by knowledgeable sales persons who can convey the value of the software. Our worldwide sales organization delivers value by understanding their client’s businesses and needs, bringing together new mobile products that allow our customers and potential customers to enter new market opportunities as demand for these innovative services emerges.
     Smith Micro is expanding its ability to serve wireless carriers, OEMs and enterprise customers in Europe and Asia through international sales and support offices based in Sweden, Norway, the United Kingdom, Australia, China, and Singapore.

     Our market continues to evolve as we continuously offer new communications and content and image management products and our customers adopt new technologies and software bundling techniques. These manufacturers bundle our software products with their own products. We have translated selected products into as many as 18 languages to allow our customers the flexibility of offering multi-language products that meet the needs of their worldwide markets.
     Our three largest customers (Verizon Wireless, AT&T, and Sprint in 2008, Verizon Wireless, UTStarcom, and Sprint in 2007, Verizon Wireless, Kyocera Wireless and Alltel in 2006), and their respective affiliates, in each year, have accounted for 47.0% of our revenues in 2008, 68.5% of our revenues in 2007, and 77.4% of our revenue in 2006. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business. Sales to Verizon Wireless amounted to 30.9%, 64.4%, and 74.4% of the Company’s net revenues for 2008, 2007 and 2006, respectively.
Integration Initiatives
     Smith Micro is committed to the integration of recent acquisitions for engineering, sales and marketing within the Company. The Company continues to drive greater productivity, flexibility and cost savings by transforming and integrating its own business processes and function, including eliminating redundancies.
Customer Service and Technical Support
     We provide technical support and customer service through our online knowledge base, email, and voice. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.
Product Development
     The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $30.8, $14.8, and $7.9 million for the years ended December 2008, 2007 and 2006, respectively.
Manufacturing
     Our software is sold in several forms. We offer a package or kit that may include: CD-ROM(s); a cable; and certain other documentation or marketing material. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s, USB devices, or embedded devices, and pay a royalty based on usage. The majority of our OEM business requires that we provide a CD, which includes a soft copy of a user guide. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer. With the enterprise sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within the corporate sites.
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
Proprietary Rights and Licenses
     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law that may afford only limited protection. As of December 31, 2008, we own 15 effective U.S. patents, and 21 patent applications are currently pending. These patents provide generalized protection to our intellectual property base, and we will continue to apply for various patents and trademarks in the future.
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
Employees
     As of December 31, 2008, we had a total of 359 employees within the following departments: 219 in engineering; 85 in sales and marketing; 34 in management and administration; 11 in manufacturing and 10 in customer support. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.
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
Our operating results may be adversely impacted by the current worldwide economic slowdown and uncertainties in the marketplace.
     Recently worldwide economic conditions have experienced a general deterioration due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets and other factors, including slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns, and the current recession, which is projected to last at least through much of 2009. These conditions make it difficult for our wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may need to record charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
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
Our total revenues currently depend on a small number of products, so our operating results are vulnerable to unexpected shifts in demand.
     Substantially all of our total revenue in recent years was derived from sales of our wireless connectivity software products until the third quarter of 2005, when we began including sales of products acquired in the Allume Systems, Inc. acquisition. In addition, during 2006, a substantial portion of our total revenue was derived from sales of our music management software, particularly sales of V CAST Music Essentials Kit for Verizon Wireless. Although our strategy is to continue to introduce new products, these efforts may not reduce the extent to which our total revenues are dependent on one or more of our products in future periods.
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
     We operate in markets that are extremely competitive and subject to rapid changes in technology. Specifically, Microsoft Corporation poses a significant competitive threat to us because Microsoft operating systems may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of Windows-based systems or other hardware or operating systems, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition from both established and emerging software companies in the future. In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. Furthermore, our existing and potential OEM customers may acquire or develop products that compete directly with our products.
     Microsoft and many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly than we to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Announcements of competing products by large competitors such as Microsoft or other vendors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.
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
     We may also have to incur debt or issue equity securities in order to finance future acquisitions. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our existing stockholders. In addition, we expect our profitability could be adversely affected because of acquisition-related accounting costs, write offs, amortization expenses, and charges related to acquired intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products or technologies within existing operations, we may not receive the intended benefits of acquisitions.
We have recently entered new, emerging markets in which we have limited experience; if these markets do not develop or we are unable to otherwise succeed in them, our revenues will suffer and the price of our common stock will likely decline.
     Our recent and planned product introductions, such as StuffIt Wireless, Active Images, our planned connection management products for the WiMAX market, and the technology that underlies our Device Management products have allowed us to enter new markets. We have a short operating history in these emerging markets and limited experience with image and Device Management software and platforms. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.
If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our operating results, financial condition and prospects may be negatively affected.
     If the adoption of and investments in new technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. For example, our new QuickLink Mobile and QuickLink Enterprise products incorporate Mobile IP technology which allows notebook users the ability to roam between wireless wide area networks and Wi-Fi hot spots, and to seamlessly hand off to the enterprise LAN without losing connectivity. In addition, our Device Management products allow our customers to update mobile devices from a home office; technology that provides a mechanism to allow for efficient firmware updates for mobile devices. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of Wi-Fi, and on the continued adoption of mobile device services.
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
Our growth depends in part on our customers’ ability and willingness to promote services and attract and retain new customers or achieve other goals outside of our control.
     We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products are critical to our future success. Our ability to generate revenues from sales of our software is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our carrier customers, particularly our largest customer, Verizon Wireless, fail to maintain or grow demand for their services, revenues or revenue growth from of our products designed for use on mobile devices will decline and our results of operations will suffer.
Our gross margins may continue to change due to shifts in our sales mix.
     Our gross margins can change quarter to quarter and year to year due to a change in our sales mix. Gross margins have ranged from 62.8% in 2006 to 71.9% in 2007 to 79.6% in 2008. As we have shifted to more downloads and license revenue, our gross margins have increased. Gross margins on our music kits increased due to a shift in how the product was merchandised by our primary music customers. In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds). In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Our future gross margin could fluctuate based on the mix of products sold in a quarter, and how our products are delivered to the customer.

Our products may contain undetected software defects, which could negatively affect our revenues.
     Our software products are complex and may contain undetected defects. In the past, we have discovered software defects in certain of our products and have experienced delayed or lost revenues during the period it took to correct these problems. Although we and our OEM customers test our products, it is possible that errors may be found or occur in our new or existing products after we have commenced commercial shipment of those products. Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, a delay in market acceptance of our products, loss of competitive position or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations.
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
Regulations affecting our customers and us and future regulations to which they or we may become subject to, may harm our business.
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
     Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own United States trademark registrations for certain of our trademarks and United States patents for certain of our technologies. However, these measures afford us only limited protection. Furthermore, we rely primarily on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.
     We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Additionally, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property embedded in their products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our ability to market our products.
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
     We believe that the cash, cash equivalents and short-term investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our activities in the future. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 33,000 square feet of space pursuant to leases that expire May 31, 2016.
     We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 7,300 square feet in Herndon, Virginia under a lease that expires November 30, 2009. We lease approximately 3,400 square feet in Campbell, California under a lease that expired January 31, 2009. Internationally, we lease space in Stockholm, Sweden; Seoul, South Korea; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
     We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.
Item 3. LEGAL PROCEEDINGS
     The Company is not involved in any pending material legal proceedings at this time although we may become subject to legal proceedings or claims that arise in the ordinary course of business or otherwise.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is traded on the NASDAQ Global Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by NASDAQ are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2008:
First Quarter	$8.68	$4.44
Second Quarter	9.15	5.68
Third Quarter	8.44	5.37
Fourth Quarter	7.39	4.00

YEAR ENDED DECEMBER 31, 2007:
First Quarter	$20.04	$12.13
Second Quarter	21.20	11.91
Third Quarter	18.60	13.27
Fourth Quarter	16.95	7.32
     On February 23, 2009, the closing sale price for our common stock as reported by NASDAQ was $4.23.
     For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.
Stock Performance Graph
       The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.
     The graph covers the period from December 31, 2003 through December 31, 2008. The graph assumes that $100 was invested in our common stock on December 31, 2003, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Smith Micro Software, Inc., The S&P Midcap 400 Index
And S&P MidCap Application Software

*$100 invested on 12/31/03 in stock & Index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

Smith Micro Software, Inc.	100.00	449.75	293.97	713.07	425.63	279.40
S&P Midcap 400	100.00	116.48	131.11	144.64	156.18	99.59
S&P MidCap Application Software	100.00	92.64	103.53	120.45	122.17	71.92
Holders
     As of February 23, 2009, there were approximately 215 holders of record of our common stock based on information provided by our transfer agent.
Dividends
     We have never paid any cash dividends on our common stock and we have no current plans to do so.
Recent Sales of Unregistered Securities
     None.
Purchases of Equity Securities by the Company
     None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$98,424	$73,377	$54,469	$20,258	$13,316

Cost of revenues	20,108	20,644	20,259	4,103	2,910

Gross profit	78,316	52,733	34,210	16,155	10,406
Operating expenses:
Selling and marketing	24,814	18,394	9,057	3,410	1,519
Research and development	30,811	14,772	7,899	3,963	2,556
General and administrative	19,990	15,318	8,467	4,621	2,868

Total operating expenses	75,615	48,484	25,423	11,994	6,943

Operating income	2,701	4,249	8,787	4,161	3,463
Interest and other income	739	4,254	1,403	667	53

Profit before taxes	3,440	8,503	10,190	4,828	3,516
Income tax expense	4,172	5,342	1,234	104	71

Net income (loss)	$(732)	$3,161	$8,956	$4,724	$3,445

Net income (loss) per share:
Basic	$(0.02)	$0.11	$0.38	$0.22	$0.20

Diluted	$(0.02)	$0.10	$0.35	$0.21	$0.19

Weighted average shares:
Basic	30,978	29,768	23,753	21,351	17,267

Diluted	30,978	30,998	25,330	22,806	18,412

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Total assets	$176,995	$162,421	$131,026	$42,716	$12,828
Total liabilities	11,591	7,907	4,969	3,759	1,729
Accumulated earnings (deficit)	(560)	172	(2,989)	(11,945)	(16,669)
Total stockholders’ equity	$165,404	$154,514	$126,057	$38,957	$11,099

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
     Risk factors that could cause actual results to differ from those contained in the forward-looking statements including but are not limited to: the duration and depth of the current economic slowdown and its effects on the capital expenditures by our customers and their end users; our dependence upon a single customer for a significant portion of our revenues; potential fluctuations in quarterly results; deriving revenues from a small number of products; failure to successfully compete; failure to successfully integrate acquisitions; entry into new markets; failure of our customers to adopt new technologies; dependence upon relationships with carrier customers; declines in gross margins; undetected software defects; changes in technology; delays or failure in deliveries from component suppliers; failure of our products to achieve broad acceptance; failure to protect intellectual property; exposure to intellectual property claims; and loss of key personnel.
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
     In addition, we have a strong consumer products business and we continue to invest in this area of the business.
     We continue to invest in research and development and have built one of the industry’s leading wireless product lines. We believe that we are well positioned to capitalize on market opportunities as we leverage the strength of our technology capabilities with our growing global reach and expanding product lines.
     During 2008, we have been focused on integrating our most recent acquisitions while organically growing our business. As such, there has been an increase in revenues accompanied by an increase in operating expenses, including significant non-cash expenses, such as stock-based compensation, amortization of intangibles associated with acquisitions, and non-cash tax expense. We believe there will continue to be excellent growth opportunities within the wireless communications software marketplace and we continue to focus on positioning Smith Micro to benefit from these opportunities.
     One customer in the Wireless business segment, Verizon Wireless, accounted for 30.9% of total revenues in for the year ended December 31, 2008 and 64.4% for the year ended December 31, 2007. One customer, Verizon Wireless, accounted for 20% of accounts receivable at December 31, 2008 and 49% at December 31, 2007.

Results of Operations
     The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%

Cost of revenues	20.4%	28.1%	37.2%

Gross profit	79.6%	71.9%	62.8%
Operating expenses:
Selling and marketing	25.2%	25.1%	16.6%
Research and development	31.3%	20.1%	14.5%
General and administrative	20.3%	20.9%	15.6%

Total operating expenses	76.8%	66.1%	46.7%

Operating income	2.8%	5.8%	16.1%
Interest and other income	0.7%	5.8%	2.6%

Profit before taxes	3.5%	11.6%	18.7%
Income tax expense	4.2%	7.3%	2.3%

Net income (loss)	-0.7%	4.3%	16.4%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business units:
•	Wireless, which includes our connection manager solutions for both the OEM and Enterprise channels, music, photo and video content management, device management; and

•	Consumer, which includes retail sales of our compression and broad consumer-based software.
     The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2008	2007	2006
Wireless	$73,219	$57,819	$43,001
Consumer	23,925	14,368	10,511
Corporate/Other	1,280	1,190	957

Total Revenues	98,424	73,377	54,469
Cost of revenues	20,108	20,644	20,259

Gross Profit	$78,316	$52,733	$34,210

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
     Interest and other income. Interest and other income are directly related to our average cash balance during the period and vary among periods. On January 4, 2008, we purchased substantially all of the assets of the Mobile Solutions Group of PCTEL at a cost of $59.7 million. In June 2008 we changed our investment strategy to include short-term investments in equity and debt securities with maturity dates within three to 12 months. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.
     Income tax expense. The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Revenues.  Revenues of $98.4 million for fiscal year 2008 increased $25.0 million, or 34.1%, from $73.4 million for fiscal year 2007. Wireless revenues of $73.2 million increased $15.4 million, or 26.6%, primarily due to the PCTEL MSG group acquisition that occurred in January 2008 of $17.2 million, new customer licenses of $7.9 million, and continued strong demand from our existing key customers of $5.4 million. These increases were partially offset by a $15.1 million sales decrease in our music kits due to a shift in how the product was merchandised by our primary music customers.  In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds).  In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit.  Consumer revenues of $23.9 million increased $9.6 million, or 66.5%, primarily due to new product sales of VMware Fusion and the acquisition of eFrontier in December 2007.
     Cost of revenues.  Cost of revenues of $20.1 million for fiscal year 2008 decreased $0.5 million, or 2.6%, from $20.6 million for fiscal year 2007. Direct product costs decreased $2.7 million even on the higher overall sales volume primarily due to the lower sales and cost of revenues associated with the change in how we are delivering music kits to the customer.  This decrease was partially offset by higher amortization of intangibles due to the PCTEL MSG group and Insignia acquisitions which increased from $1.6 million to $3.7 million, or $2.1 million, and higher stock based compensation expense which increased from $0.3 million to $0.4 million, or $0.1 million.
     Gross profit.  Gross profit of $78.3 million, or 79.6% of revenues for fiscal year 2008 increased by $25.6 million, or 48.5%, from $52.7 million, or 71.9% of revenues for fiscal year 2007.  The 7.7 percentage point increase was primarily due to improved product margins of 9.4 points on higher music product margins due to the change in how the product was delivered, a favorable product mix, and additional license income. This increase was partially offset by higher amortization of intangibles due to the PCTEL MSG group and Insignia acquisitions of 1.7 points.
     Selling and marketing. Selling and marketing expenses of $24.8 million for fiscal year 2008 increased $6.4 million, or 34.9%, from $18.4 million for fiscal year 2007. This increase was primarily due to increased personnel, recruiting and travel costs associated with higher headcount driven by acquisitions of $5.8 million, higher amortization of intangibles due to our acquisitions which increased from $0.7 million to $2.4 million, or $1.7 million, more trade shows and product advertising due to our acquired product lines of $0.6 million, and higher commissions due to the increased volume of $0.3 million. These cost increases were partially offset by lower stock-based compensation which decreased from $5.7 million to $3.7 million, or $2.0 million.
     Research and development. Research and development expenses of $30.8 million for fiscal year 2008 increased $16.0 million, or 108.6%, from $14.8 million for fiscal year 2007. This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $12.5 million, increased consulting and travel associated with our various new projects of $1.7 million, amortization of purchased technologies which increased from $0.6 million to $1.2 million, or $0.6 million, stock-based compensation which increased from $2.6 million to $3.4 million, or $0.8 million, and other cost increases of $0.4 million.
     General and administrative. General and administrative expenses of $20.0 million for fiscal year 2008 increased $4.7 million, or 30.5%, from $15.3 million for fiscal year 2007. This increase was primarily due to increased personnel and recruiting costs associated with higher headcount of $2.0 million, increased building rent, infrastructure, and depreciation associated with our acquisitions of $2.1 million, and all other cost increases of $1.0 million. These cost increases were partially offset by lower stock-based compensation which decreased from $6.0 million to $5.6 million, or $0.4 million.
     Interest and other income. Interest and other income of $0.7 million for fiscal year 2008 decreased $3.5 million from $4.2 million for fiscal year 2007. This decrease was due to having less cash on hand as a result of our acquisition of the PCTEL MSG group in January 2008.
     Income tax expense. We recorded income tax expense for fiscal year 2008 in the amount of $4.2 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. The provision for income taxes was $5.3 million for fiscal year 2007 as a result of our operating profit for that period. We began fiscal year 2008 with a net operating loss carryforward of approximately $11.3 million for Federal and $6.3 million for States. Cash basis income taxes in 2008 are estimated to be $2.2 million.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues. Revenues of $73.4 million for fiscal year 2007 increased $18.9 million, or 34.7%, from $54.5 million for fiscal year 2006. Wireless revenues of $57.8 million increased $14.8 million, or 34.5%, primarily due to the success of the EVDO (a wireless Internet standard) rollout by our carrier customers and the introduction of Rev A-EVDO hardware in late 2006 and continued rollout in 2007 of $15.0 million, and $1.7 million of added revenue as a result of our Insignia acquisition in April 2007. These increases were partially offset by a $1.9 million sales decrease in our music kits due to a shift in how the product was merchandised by our primary music customers. In 2006 and early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds). In late 2007, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Consumer revenues of $14.4 million increased $3.9 million, or 36.7%, primarily due to new a new publishing deal with VMware to market their Fusion product.
     Cost of revenues. Cost of revenues of $20.6 million for fiscal year 2007 increased $0.4 million, or 1.9%, from $20.2 million for fiscal year 2006. Direct product costs decreased $0.4 million even on the higher overall sales volume primarily due to the lower sales and cost of revenues associated with the change in how we are delivering music kits to the customer. This decrease was more than offset by higher amortization of intangibles due to acquisitions which increased from $1.1 million to $1.6 million, or $0.5 million, and higher stock based compensation expense which increased from $0.0 million to $0.3 million, or $0.3 million.
     Gross profit. Gross profit of $52.7 million, or 71.9% of revenues for fiscal year 2007 increased by $18.5 million, or 54.1%, from $34.2 million, or 62.8% of revenues for fiscal year 2006. The 9.1 percentage point increase was primarily due to improved product margins of 9.5 points on higher music product margins due to the change in how the product was delivered and a favorable product mix. This increase was partially offset by stock-based compensation of 0.3 points and higher amortization of intangibles due to acquisitions of 0.1 points.
     Selling and marketing. Selling and marketing expenses of $18.4 million for fiscal year 2007 increased $9.3 million, or 103.1%, from $9.1 million for fiscal year 2006. This increase was primarily due to increased personnel, recruiting and travel costs associated with higher headcount driven by acquisitions of $4.5 million, higher stock-based compensation which increased from $2.1 million to $5.8 million, or $3.7 million, higher amortization of intangibles due to our acquisitions which increased from $0.5 million to $0.7 million, or $0.2 million, and more consulting, trade shows, and product advertising due to our acquired product lines of $0.9 million.
     Research and development. Research and development expenses of $14.8 million for fiscal year 2007 increased $6.9 million, or 87.0%, from $7.9 million for fiscal year 2006. This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $2.7 million, increased consulting and travel associated with our various new projects of $2.0 million, stock-based compensation which increased from $1.1 million to $2.6 million, or $1.5 million, amortization of purchased technologies which increased from $0.0 million to $0.6 million, or $0.6 million, and other cost increases of $0.1 million.
     General and administrative. General and administrative expenses of $15.3 million for fiscal year 2007 increased $6.8 million, or 80.9%, from $8.5 million for fiscal year 2006. This increase was primarily due to higher stock-based compensation which increased from $2.3 million to $6.0 million, or $3.7 million, increased personnel and recruiting costs associated with higher headcount of $1.1 million, increased building rent, infrastructure, and depreciation associated with our acquisitions of $1.1 million, and increased costs associated with the implementation of Sarbanes-Oxley of $0.9 million.
     Interest and other income. Interest and other income of $4.3 million for fiscal year 2007 increased $2.9 million from $1.4 million for fiscal year 2006. On December 14, 2006, we closed a fully marketed secondary offering, resulting in the issuance of 4 million shares with net cash proceeds to the company of $55.0 million in 2006. On January 18, 2007 an additional 0.4 million shares were sold under the same agreement, resulting in additional net proceeds of $5.3 million. This excess cash resulted in increased interest income.
     Income tax expense. We recorded income tax expense for fiscal year 2007 in the amount of $5.3 million as a result of our operating profit for that period. The provision for income taxes was $1.2 million for fiscal year 2006 as a result of our operating profit for that period. We began fiscal year 2007 with a net operating loss carryforward of approximately $15 million for Federal and $12 million for States.
Liquidity and Capital Resources
     At December 31, 2008, we had $36.6 million in cash and cash equivalents and short-term investments and $47.7 million of working capital. On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $59.7 million in cash. We currently have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.

Stock offerings
     On December 14, 2006, we completed a public offering, issuing 4 million shares of our common stock, at a purchase price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59.0 million before deducting commissions and other expenses. Offering costs related to the transaction totaled $4.0 million comprised of $3.3 million in underwriting discounts and commissions and $0.7 million cash payments for legal and investment services, resulting in net proceeds to the Company of $55.0 million.
     On January 18, 2007, an additional 0.4 million shares were sold in the overallotment option granted to the underwriters, resulting in additional gross proceeds of $5.7 million before deducting commissions and other expenses. Offering costs incurred in 2007 include underwriting discounts and commissions of $0.3 million and $0.1 million cash payments for legal and accounting services, resulting in additional net proceeds to the Company of $5.3 million.
Operating Activities
     In 2008, net cash provided by operations was $16.4 million primarily due to our net loss adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $21.2 million and a decrease in deferred income tax assets of $2.0 million. These increases were partially offset by an increase of accounts receivable due to our increased revenue of $6.6 million and an increase of all other net assets of $0.2 million.
     In 2007, net cash provided by operations was $18.3 million primarily due to our net income adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $15.7 million, a decrease in deferred income tax assets of $5.3 million, and a decrease of all other net assets of $0.1 million. These increases were partially offset by an increase of accounts receivable due to our increased revenue of $2.8 million.
     In 2006, net cash provided by operations was $9.9 million primarily due to our net income adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $11.4 million, a decrease of income tax receivable of $4.8 million, and a decrease in all other net assets of $0.9 million. These increases were partially offset by an increase of deferred income tax assets of $3.7 million and an increase of accounts receivable due to our increased revenue of $3.5 million.
Investing Activities
     In 2008, we used cash of $90.2 million for investing activities to acquire the net assets of PCTEL’s Mobile Solutions Group of $60.9 million, purchase short-term investments of $22.6 million, and for capital expenditures which primarily were leasehold improvements of $3.5 million, and for other acquisitions of $3.2 million.
     In 2007, cash used for investing activities of $36.2 million was to acquire Insignia of $17.4 million, acquire Ecutel of $8.0 million, acquire eFrontier of $5.1 million, acquire PhoTags of $3.5 million, other increases to intangible assets of $1.2 million, and capital expenditures of $1.0 million.
     In 2006, cash used for investing activities of $2.6 million was to acquire PhoTags of $2.2 million and for capital expenditures of $0.4 million.
Financing Activities
     In 2008, cash provided by financing activities of $0.2 million was related to the exercise of stock options of $0.1 million and tax benefits associated with stock-based compensation of $0.1 million.
     In 2007, cash provided by financing activities of $12.9 million was related to the issuance of common stock as a result of our overallotment as mentioned above of $5.3 million, the exercise of stock options of $3.8 million, and tax benefits associated with stock-based compensation of $3.8 million.

     In 2006, cash provided by financing activities of $64.1 million was related to the issuance of common stock as a result of our 4 million shares stock offering as mentioned above of $55.0 million, tax benefits associated with stock-based compensation of $4.9 million, and the exercise of stock options of $4.2 million.
Contractual obligations and commercial commitments
     As of December 31, 2008 we had no debt. The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

		Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$7,762	$1,536	$2,798	$2,004	$1,424
Employment Agreement	235	235	—	—	—
Purchase Obligations	354	354	—	—	—

Total	$8,351	$2,125	$2,798	$2,004	$1,424

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
Real Property Leases
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 33,000 square feet of space pursuant to leases that expire May 31, 2016. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 7,300 square feet in Herndon, Virginia under a lease that expires November 30, 2009. We lease approximately 3,400 square feet in Campbell, California under a lease that expired January 31, 2009. Internationally, we lease space in Stockholm, Sweden; Seoul, South Korea; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
Off-Balance Sheet Arrangements
     As of December 31, 2008, we did not have any off-balance sheet arrangements.
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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
     We currently report our net revenues under two operating groups: Wireless and Consumer. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP No. 97-2 are met. If the requirements of SOP No. 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Consumer group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP No. 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
Sales Incentives
     Pursuant to the consensus of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.8, $0.6, and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2008, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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
Intangible Assets and Amortization
     Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over their useful lives. Certain assets acquired in the Allume acquisition in 2005 had previously been amortized on a discounted cash flow basis through 2007. Effective January 1, 2008, we changed to the straight line basis of amortization as these assets have been integrated into our core operations and as such it is no longer feasible to separate the cash flows generated by such assets to allow us to update the discounted cash flow analysis originally developed. This change is classified as a change in estimate and will be accounted for on a prospective basis.
Impairment or Disposal of Long Lived Assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2008.
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
     If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase.
     In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill associated with our services sector, or $0.3 million. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. We determined that we did not have any impairment of goodwill at December 31, 2007 or 2008. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
Deferred Income and Income Taxes
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment , which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC’s approval of the

Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As permitted by SFAS No. 159, we have elected not to use the fair value option to measure our available-for-sale securities under SFAS No. 159 and will continue to report under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.
     In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations. The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing United States GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations or cash flows.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At December 31, 2008, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three years ended December 31, 2008, 2007, and 2006, our revenues denominated in foreign currencies were $1.8, $1.6, and $0.0 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.
     There has been no change in our internal controls over financial reporting in the 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management on Internal Control Over Financial Reporting
     Our management, including the our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).
     Our management, including the our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on this assessment, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting.
     SingerLewak LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth certain information regarding our executive officers as of March 6, 2009.

Name	Age	Position
William W. Smith, Jr.	61	Chairman of the Board, President and Chief Executive Officer

Andrew C. Schmidt	47	Vice President and Chief Financial Officer

David P. Sperling	40	Vice President and Chief Technical Officer

Jonathan Kahn	51	Executive Vice President — Business Operations

Robert E. Elliott	57	Vice President and Chief Marketing Officer

Von Cameron	45	Executive Vice President — Worldwide Sales
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
     Mr. Sperling joined the Company in April 1989 and has been our Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has two patents and three patents pending for various telephony and Internet technologies. Mr. Sperling holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.
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

     Mr. Elliott joined the Company in May of 1999 and soon after was appointed General Manager of Smith Micro’s Mac Division, then later as Vice President of Corporate Marketing and CMO, which he has held to date. An experienced technology and marketing leader with over fifteen years of executive level experience managing business units in the information technology industry, he has held executive level positions with Informix Software, DataStorm Technologies and QuarterDeck Corporation. Mr. Elliott is a graduate of Northwood University, Midland, MI.
     Mr. Cameron joined the Company in April of 2008 as the Executive Vice President of Worldwide Sales. Mr. Cameron has held executive management positions with Openwave, Oracle, FoxT and Booz Allen & Hamilton. Mr. Cameron served proudly in the United States Air Force and earned his B.S. in Math-Operations Research from the United States Air Force Academy in Colorado, Springs, CO and an MBA from Golden Gate University in San Francisco, CA.
     Officers are elected by, and serve at the discretion of, the Board of Directors.
     For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which is hereby incorporated by reference.
     The section titled “Corporate Governance” appearing in our Proxy Statement for our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.
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
Item 11. EXECUTIVE COMPENSATION
     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.
Securities Authorized for Issuance Under An Equity Compensation Plan
     The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our existing equity compensation plans.

	Number of Shares to be	Weighted Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	Future Issuance
Equity Compensation Plan Approved by Shareholders (1)	4,289	$10.94	1,263
Equity Compensation Plan Not Approved by Shareholders	—	—	—

Total	4,289	$10.94	1,263

(1)	The number of shares to be issued upson exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008	S-1
(3) Exhibits

Exhibit
No.	Title	Method of Filing
2.1	Amendment to Asset Purchase Agreement, dated April 4, 2007, by and among Smith Micro Software, Inc., IS Acquisition Sub, Inc., Insignia Solutions plc, Insignia Solutions Inc., Insignia Solutions AB and Insignia Asia Corporation.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2007.

2.2	Asset Purchase Agreement, dated November 12, 2007, by and among Smith Micro Software, Inc., E Frontier Acquisition Corporation, e frontier, Inc., and e frontier America, Inc.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2007.

2.3	Amendment to Asset Purchase Agreement, dated November 12, 2007, by and among Smith Micro Software, Inc., E Frontier Acquisition Corporation, e frontier, Inc., and e frontier America, Inc.	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.

Exhibit
No.	Title	Method of Filing
2.4	Asset Purchase Agreement, dated December 10, 2007, by and between Smith Micro Software, Inc. and PCTEL, Inc.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

Exhibit
No.	Title	Method of Filing
10.7	Employment Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.8	Management Retention Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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

SMITH MICRO SOFTWARE, INC.
Date: March 10, 2009	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2009	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board,	March 10, 2009
William W. Smith, Jr.	President and Chief Executive Officer (Principal Executive Officer)

/s/ Andrew C. Schmidt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009
Andrew C. Schmidt

/s/ Thomas G. Campbell	Director	March 10, 2009
Thomas G. Campbell

/s/ Samuel Gulko	Director	March 10, 2009
Samuel Gulko

/s/ Ted L. Hoffman	Director	March 10, 2009
Ted L. Hoffman

/s/ William C. Keiper	Director	March 10, 2009
William C. Keiper

/s/Gregory J. Szabo	Director	March 10, 2009
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Smith Micro Software, Inc.
We have audited the consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment to FASB Statement No. 115” on January 1, 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ SINGERLEWAK LLP
Los Angeles, California
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Smith Micro Software, Inc.
We have audited Smith Micro Software Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the financial statement schedule, for each of the three years in the period ended December 31, 2008 of the Company, and our report dated March 9, 2009 expressed an unqualified opinion.
/s/ SINGERLEWAK LLP
Los Angeles, California
March 9, 2009

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$13,966	$87,549
Short-term investments	22,649	—
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,204 (2008) and $684 (2007)	18,424	13,157
Income tax receivable	—	180
Deferred tax asset	1,698	660
Inventories, net of reserves for obsolete inventory of $404 (2008) and $102 (2007)	1,097	1,993
Prepaid expenses and other current assets	1,026	1,001

Total current assets	58,860	104,540
Equipment and improvements, net	4,289	1,079
Goodwill	83,483	32,505
Intangible assets, net	27,603	17,946
Deferred tax asset	2,760	6,351

Total assets	$176,995	$162,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,492	$3,401
Accrued liabilities	6,710	3,922
Deferred revenue	923	584

Total current liabilities	11,125	7,907
Long-term liabilities	466	—
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 31,400,000 and 30,258,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	31	30
Additional paid-in capital	165,864	154,312
Accumulated other comprehensive income	69	—
Accumulated (deficit) earnings	(560)	172

Total stockholders’ equity	165,404	154,514

Total liabilities and stockholders’ equity	$176,995	$162,421

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount)

	Year ended December 31,
	2008	2007	2006
Revenues	$98,424	$73,377	$54,469
Cost of revenues	20,108	20,644	20,259

Gross profit	78,316	52,733	34,210
Operating expenses:
Selling and marketing	24,814	18,394	9,057
Research and development	30,811	14,772	7,899
General and administrative	19,990	15,318	8,467

Total operating expenses	75,615	48,484	25,423

Operating income	2,701	4,249	8,787
Interest and other income	739	4,254	1,403

Profit before taxes	3,440	8,503	10,190
Income tax expense	4,172	5,342	1,234

Net income (loss)	$(732)	$3,161	$8,956

Net income (loss) per share:
Basic	$(0.02)	$0.11	$0.38

Diluted	$(0.02)	$0.10	$0.35

Weighted average shares outstanding:
Basic	30,978	29,768	23,753

Diluted	30,978	30,998	25,330

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	income (deficit)	Total

BALANCE, December 31, 2005	22,147	$22	$50,880	$—	$(11,945)	$38,957

Issuance of common stock in secondary offering, net of offering costs	4,000	4	54,994	—	—	54,998
Issuance of common stock in PhoTags acquisition	385	—	4,730	—	—	4,730
Exercise of common stock options	1,462	2	4,185	—	—	4,187
Restricted stock grants	450	—	2,020	—	—	2,020
Tax benefit related to the exercise of stock options	—	—	4,900	—	—	4,900
Release of valuation allowance related to stock compensation	—	—	4,667	—	—	4,667
Non cash compensation recognized on stock options	—	—	2,642	—	—	2,642
Net income	—	—	—	—	8,956	8,956

BALANCE, December 31, 2006	28,444	28	129,018	—	(2,989)	126,057

Issuance of common stock in secondary offering, net of offering costs	387	—	5,341	—	—	5,341
Exercise of common stock options	900	2	3,806	—	—	3,808
Restricted stock grants	527	—	5,443	—	—	5,443
Tax benefit related to the exercise of stock options	—	—	3,775	—	—	3,775
Non cash compensation recognized on stock options	—	—	6,929	—	—	6,929
Net income	—	—	—	—	3,161	3,161

BALANCE, December 31, 2007	30,258	30	154,312	—	172	154,514

Exercise of common stock options	49	—	129	—	—	129
Non cash compensation recognized on stock options	—	—	6,935	—	—	6,935
Restricted stock grants	1,093	1	5,041	—	—	5,042
Tax benefit related to the exercise of stock options	—	—	72	—	—	72
Tax benefit deficiencies related to restricted stock expense	—	—	(625)	—	—	(625)
Other comprehensive income:
Unrealized gain on short-term investments	—	—	—	69	—	69
Net loss	—	—	—	—	(732)	(732)

Total comprehensive loss						(663)

BALANCE, December 31, 2008	31,400	$31	$165,864	$69	$(560)	$165,404

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007	2006

Operating activities:
Net income (loss)	$(732)	$3,161	$8,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	8,446	3,198	2,098
Provision for doubtful accounts and other adjustments to accounts receivable	1,170	574	468
Provision for excess and obsolete inventory	435	178	119
Tax benefits from stock-based compensation	(72)	(3,775)	(4,900)
Non cash compensation related to stock options & restricted stock	11,977	12,372	4,662
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(6,625)	(2,826)	(3,510)
Deferred income taxes	2,000	5,313	(3,709)
Income tax receivable	180	(58)	4,778
Inventories	473	(912)	(446)
Prepaid expenses and other assets	(19)	(642)	174
Accounts payable and accrued liabilities	(784)	1,673	1,160

Net cash provided by operating activities	16,449	18,256	9,850

Investing activities:
Acquisition of eFrontier America, net of cash received	(623)	(5,092)	—
Acquisition of Ecutel Systems, Inc., net of cash received	—	(8,000)	—
Acquisition of Insignia Solutions, net of cash received	245	(17,379)	—
Acquisition of PhoTags, Inc., net of cash received	—	(3,500)	(2,224)
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	(60,931)	—	—
Acquisitions — other	(2,306)	—	—
Other intangibles	(500)	(1,227)	—
Capital expenditures	(3,538)	(997)	(362)
Purchase of short-term investments	(22,580)	—	—

Net cash used in investing activities	(90,233)	(36,195)	(2,586)

Financing activities:
Cash received from issuance of common stock, net of offering costs	—	5,341	54,998
Tax benefits from stock-based compensation	72	3,775	4,900
Cash received from exercise of stock options	129	3,808	4,187

Net cash provided by financing activities	201	12,924	64,085

Net decrease in cash and cash equivalents	(73,583)	(5,015)	71,349
Cash and cash equivalents, beginning of period	87,549	92,564	21,215

Cash and cash equivalents, end of period	$13,966	$87,549	$92,564

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,308	$41	$203

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
The Company
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software products and services primarily for the mobile industry. The Company is focused on developing connectivity, multimedia, and device management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services include the QuickLink family of desktop and mobile products to manage wireless data communications, including software applications for 3G and 4G broadband mobile networks, Wi-Fi, personal information management, mobile content management, device management, and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers (“carriers”), original equipment manufacturers (“OEM”), PC and device manufacturers, enterprise businesses, as well as direct to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, and WiMAX—are combined with new devices such as mobile phones, Personal Computers (“PCs”), Smartphones, and Ultra-Mobile PCs (“UMPCs”), opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     In addition, the Company distributes its consumer product lines and a variety of third party Mac and Windows PC software products worldwide through our online stores and third-party wholesalers, retailers and value-added resellers. We offer software products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian, and Java platforms.
     The underlying design concept common across our products is our ability to improve the customer’s experience and this philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation and customer value. We have over 25 years of experience in design, creation and custom engineering services for software products. We create value by leveraging our business model to build new services and solutions that allow our customers to quickly enter a market with new product offerings that target their customer segments.
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
Foreign Currency Transactions
     The Company has international operations resulting from several acquisitions over the past four years. The countries in which the Company has a subsidiary or branch office in are Sweden, Norway, South Korea, Serbia, the United Kingdom, and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     The carrying value of accounts receivable, foreign cash accounts, prepaid expenses, other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As permitted by SFAS No. 159, we have elected not to use the fair value option to measure our available-for-sale securities under SFAS No. 159 and will continue to report under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.
Significant Concentrations
     For the year ended December 31, 2008, one customer, Verizon Wireless, made up 30.9% of revenues and 20% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 10% of accounts payable. For the year ended December 31, 2007, one customer, Verizon Wireless, made up 64.4% of revenues and 49% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 13% of accounts payable. For the year ended December 31, 2006, one customer, Verizon Wireless, made up 74.4% of revenues and 67% of accounts receivable.
Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are all held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2008 and 2007, bank balances totaling approximately $14.0 million and $87.2 million, respectively, were uninsured.
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
Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2008, our net inventory balance of $1.1 million consisted of approximately $0.2 million of assembled products and $0.9 million of components.
Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
Intangible Assets and Amortization
     Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over their useful lives. Certain assets acquired in the Allume acquisition in 2005 had previously been amortized on a discounted cash flow basis through 2007. Effective January 1, 2008, we changed to the straight line basis of amortization as these assets have been integrated into our core operations and as such it is no longer feasible to separate the cash flows generated by such assets to allow us to update the discounted cash flow analysis originally developed. This change is classified as a change in estimate and will be accounted for on a prospective basis.
Impairment or Disposal of Long Lived Assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2008.
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
     If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase.
     In accordance with SFAS No. 142, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. At December 31, 2006, we elected to write off all goodwill associated with our services sector, or $0.3 million. The consulting portion of our services sector has been de-emphasized and is no longer considered a strategic element of our go forward plan. We determined that we did not have any impairment of goodwill at December 31, 2007 or 2008. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
Deferred Income Taxes
     We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Effective January 1, 2007, the Company adopted FASB Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.
Long-Term Liabilities
     The Long-term liability is for an earn-out accrual that extends beyond one year for one of our other acquisitions.

Revenue Recognition
     We currently report our net revenues under two operating groups: Wireless and Consumer. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP No. 97-2 are met. If the requirements of SOP No. 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Consumer group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP No. 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
Sales Incentives
     Pursuant to the consensus of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.8, $0.6, and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2008, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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

Advertising Expense
     Advertising costs are expensed as incurred. Advertising expenses were $0.9, $0.5, and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Income Taxes
     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2006, the Company reversed all of its valuation allowance on its deferred tax assets as a result of the Company’s improving financial performance and projected income in future years. In 2008, the Company recorded a valuation allowance of $0.1 million against certain foreign net operating losses since it is more likely than not such operating losses will not be realized.
Stock-Based Compensation
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
     The Company adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2008, 2007, and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 (see Note 8 — Stock-Based Compensation).
Net Income (Loss) Per Share
     The Company calculates earnings per share in accordance with the SFAS No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	($732)	$3,161	$8,956

Denominator:
Weighted average shares outstanding — basic	30,978	29,768	23,753

Potential common shares — options (treasury stock method)	—	1,230	1,577

Weighted average shares outstanding — diluted	30,978	30,998	25,330

Shares excluded (anti-dilutive)	4,289	—	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	—	1,611	68

Net income (loss) per common share:
Basic	($0.02)	$0.11	$0.38

Diluted	($0.02)	$0.10	$0.35

Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations. The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing United States GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations or cash flows.
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
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$59,700
Acquisition related costs	1,231

Total purchase price	$60,931

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Property & Equipment	$718
Intangible Assets	13,050
Goodwill	50,319

Total Assets	64,087

Liabilities:
Deferred Revenue	3,156

Total Liabilities	3,156

Total purchase price	$60,931

     Unaudited pro forma consolidated results of operations for the years ended December 31, 2007 and 2006 as if the acquisition had occurred as of January 1 of each year are as follows (in thousands, except per share data):

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Historical	Proforma	Historical	Proforma
Net Revenues	$73,377	$83,714	$54,469	$64,263

Net Income (loss)	$3,161	$(1,774)	$8,956	$4,719

Net Income (loss) per share, basic	$0.11	$(0.06)	$0.38	$0.20

Net Income (loss) per share, diluted	$0.10	$(0.06)	$0.35	$0.19

Weighted average shares outstanding, basic	29,768	29,768	23,753	23,753

Weighted average shares outstanding, diluted	30,998	29,768	25,330	25,330

     Pro forma adjustments for each year include $2.7 million for additional amortization related to intangible assets acquired, $0.5 million for reduced stock based compensation expense and $3.1 million for the elimination of interest income earned on the cash used in the acquisition.
e Frontier, Inc.
     In November 2007, the Company acquired certain assets of e frontier America, Inc., a wholly-owned subsidiary of e Frontier, Inc., including e Frontier’s Aquazone, Poser and Shade® product suites. The Company paid a total of $5.6 million and incurred $0.1 million in direct costs (legal and professional services) to complete the transaction.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,600
Acquisition related costs	115

Total purchase price	$5,715

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts Receivable, net	$124
Inventory, net	377
Intangible Assets	3,172
Goodwill	2,042

Total Assets	5,715

Liabilities:	—

Total purchase price	$5,715

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
     In accordance with the Asset Purchase Agreement, the Company held back $1.5 million in cash from the aggregate purchase price for twelve months as security for satisfaction of Insignia’s indemnification obligations under the Asset Purchase Agreement. In the quarter ended March 31, 2008, the Company filed an indemnification claim against Insignia and demanded that the full amount of the holdback payment be cancelled in partial satisfaction of Insignia’s indemnification obligations. In June, 2008 the Company received $0.5 million in settlement of the Company’s indemnification claim and was relieved from any obligation to pay the $1.5 million holdback. This payment has been accounted for as a reduction of the purchase price and has been credited to Goodwill. A total of $0.7 million in direct cost (legal and professional services) were incurred relating to this transaction.
     The total purchase price at this date is summarized as follows (in thousands):

Cash consideration	$12,500
Insignia liabilities paid at closing	1,977
Loan forgivness	2,000
Acquisition related costs	666

Total purchase price	$17,143

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$9
Accounts Receivable, net	454
Computers and Equipment	22
Prepaids and Other Assets	51
Intangible Assets	9,800
Goodwill	7,248

Total Assets	17,584

Liabilities:
Accrued Liabilities	441

Total Liabilities	441

Total purchase price	$17,143

     Pro forma disclosure of the Company’s results of operations for the year ended December 31, 2007 as though the acquisition had occurred as of the beginning of the period are not presented since the results of Insignia’s operations for the first quarter of 2007 were not material.
     Pro forma disclosure of the Company’s results of operations for the years ended December 31, 2006 as though the acquisition had occurred as of the beginning of the period, after deducting $0.8 million for interest expense and liquidated damages on Insignia’s subsidiary preferred stock is as follows (in thousands, except per share amounts):

	Year ended December 31, 2006
	Smith		Pro-forma
	Micro	Insignia	combined
		(unaudited)	(unaudited)
Revenue	$54,469	$2,838	$57,307
Net Income (Loss)	$8,956	$(6,144)	$2,812
Basic Earnings per share	$0.38		$0.12
Diluted Earnings per share	$0.35		$0.11

Weighted average shares outstanding, basic	23,753		23,753

Weighted average shares outstanding, diluted	25,330		25,330

Ecutel Systems, Inc.
     On February 9, 2007, the Company, TEL Acquisition Corp., a wholly-owned subsidiary of the Company, Ecutel Systems, Inc., John J. McDonnell, Jr. and the Principal Stockholders of Ecutel consummated the merger of Ecutel with and into TEL Acquisition Co. pursuant to the terms of that certain Agreement and Plan of Merger dated as of January 31, 2007.
     In connection with the Merger, all outstanding shares of capital stock of Ecutel were converted into the right to receive a portion of the merger consideration. The aggregate merger consideration paid by the Company in connection with the Merger was $7.9 million in cash. The consideration for and the other terms and conditions of the Merger were determined by arms-length negotiations between the Company, Ecutel and the Principal Stockholders of Ecutel. The Company paid $0.1 million in direct costs (legal and professional services) that were incurred to close the transaction. A copy of the Merger Agreement was filed under Form 8-K with the Securities and Exchange Commission.
     The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Amortization related to the acquisition was calculated based on an independent valuation for certain identifiable intangibles acquired which will be amortized over periods ranging from five to seven years.
     The total purchase price is summarized as follows (in thousands):

Cash consideration	$7,936
Acquisition related costs	127

Total purchase price	$8,063

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts Receivable, net	228
Inventory	25
Intangible Assets	2,799
Goodwill	5,782

Total Assets	8,897

Liabilities:
Accrued Liabilities	834

Total Liabilities	834

Total purchase price	$8,063

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

     Pro forma disclosure of the Company’s results of operations for the year ended December 31, 2006 as though the acquisition had occurred as of the beginning of the period, is as follows (in thousands, except per share amounts):

	Year ended December 31, 2006
	Smith		Pro-forma
	Micro	Ecutel	combined
		(unaudited)	(unaudited)
Revenue	$54,469	$1,379	$55,848
Net Income (Loss)	$8,956	$(2,024)	$6,932
Basic Earnings per share	$0.38		$0.29
Diluted Earnings per share	$0.35		$0.27

Weighted average shares outstanding, basic	23,753		23,753

Weighted average shares outstanding, diluted	25,330		25,330

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
     In connection with the Merger, the Company acquired the underlying technology of PhoTags, Inc. which includes patented JPEG enhancements. As a result, the Company paid approximately $2.0 million to PhoTags, Inc. who paid their existing liabilities at closing, and issued 384,897 shares of the Company’s common stock with an aggregate fair market value of $4.7 million (based on a closing share price on the closing date, April 5, 2006, of $12.29) as consideration for the purchase of all of the outstanding shares of PhoTags. In connection with the Merger, the Company paid an earn-out of $3.5 million in March 2007, based on the achievement of certain milestones which was recorded as an addition to Goodwill. The Company paid $0.2 million in direct cash costs (legal and professional services) and $0.1 million of non-cash direct costs were incurred to close the transaction.
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
3. Balance Sheet Details
Short-Term Investments
     As of December 31, 2008, the following available-for-sale securities were in a gain position (in thousands):

	Fair value	Unrealized gain
Contractual maturities of less than 12 months:
Corporate bonds and notes	$8,320	$26
Government securities	14,329	43

Total	$22,649	$69

     Realized gains recognized in interest and other income was $0.2 million for the year ended December 31, 2008.

Equipment and Improvements
     Equipment and improvements consist of the following (in thousands):

	December 31,
	2008	2007
Machinery and equipment	$3,393	$1,685
Leasehold improvements	3,073	844
Office furniture and fixtures	566	191

	7,032	2,720
Less accumulated depreciation and amortization	(2,743)	(1,641)

Equipment and improvements, net	$4,289	$1,079

Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of December 31, 2008 and 2007 (dollars in thousands):

	Useful	December 31, 2008			December 31, 2007
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased Technology	1	$3,047	$(1,836)	$1,211	$1,226	$(613)	$613
Capitalized Software	5-7	23,846	(6,899)	16,947	11,081	(3,174)	7,907
Distribution Rights	5	482	(377)	105	482	(308)	174
Customer Lists	5	1,484	(676)	808	923	(460)	463
Database	10	182	(20)	162	182	(1)	181
Trademarks	10	809	(375)	434	809	(308)	501
Trade Names	1-2	2,121	(406)	1,715	1,537	(72)	1,465
Customer Agreements	4-7	1,135	(650)	485	165	(69)	96
Customer Relationships	1-9	7,020	(1,284)	5,736	6,720	(174)	6,546

Totals		$40,126	$(12,523)	$27,603	$23,125	$(5,179)	$17,946

     Aggregate amortization expense on intangible assets was $7.3, $2.8, and $1.6 million for the years ended December 31, 2008, 2007, and 2006 respectively. Expected future amortization expense is as follows:$7.9 million for 2009, $5.5 million for 2010, $5.1 million for 2011, $4.5 million for 2012, $3.5 million for 2013 and $1.1 million thereafter.
Goodwill
     The Company determined that it did not have any impairment of goodwill at December 31, 2008.
     The carrying amount of the Company’s goodwill was $83.5 million as of December 31, 2008 and $32.5 million as of December 31, 2007.

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Salaries and benefits	$4,006	$2,603
Income taxes payable	867	—
Royalties and Revenue Sharing	606	746
Earnouts/holdbacks	540	—
Marketing expenses and rebates	437	290
Other	254	283

Total accrued liabilities	$6,710	$3,922

4. Income Taxes
     A summary of the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$855	$—	$23
State	1,255	—	—
Foreign	101	—	—

Total current	2,211	—	23

Deferred:
Federal	2,784	526	(58)
State	(230)	339	(33)
Foreign	(148)
Excess tax benefits related to stock based compensation	72	3,775	4,900
Tax deficiencies related to restricted stock expense	(625)	—	—
Release of valuation allowance related to stock based compensation net operating loss	—	—	4,667
Purchase price adjustment — PhoTags	—	—	(500)
Other adjustments	(40)	674	21
Change in valuation allowance	148	—	(7,786)

Total deferred	1,961	5,314	1,211

Total provision	$4,172	$5,314	$1,234

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

     A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate (34%) to the income (loss) before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	34%	34%	34%
State tax, net of federal benefit	17	9	6
Equity compensation	69	19	3
Other	(3)	—	—
Change in valuation allowance	4	—	(31)

	121%	62%	12%

     The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2008	2007

Various reserves	$340	$94
Nondeductible accruals	851	423
State taxes	(170)	(470)
Prepaid expenses	(1)	(2)
Credit carryforwards	1,718	1,699
Net operating loss carryforwards	1,107	4,653
Fixed assets	(95)	106
Amortization	602	376
Identifiable intangibles acquired	(189)	(192)
Equity based compensation	331	216
Other	111	108

Subtotal	4,605	7,011
Valuation allowance	(148)	—

	$4,457	$7,011

     The Company has federal and state net operating loss carryforwards of approximately $1.2 million and $6.3 million respectively, at December 31, 2008. These federal and state net operating loss carryforwards will expire from 2011 through 2027.
     In addition, the Company has federal and state tax credit carryforwards of approximately $1.1 million and $0.6 million, respectively, at December 31, 2008. These tax credits will begin to expire in 2010.
     As of December 31, 2008 the Company recorded a valuation allowance to reserve certain foreign net operating loss carryforwards based on the Company’s assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion.
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
     The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2005 through 2007 tax years. State income tax returns are subject to examination for a period of three to four years after filing.
5. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,	Operating
2009	1,536
2010	1,397
2011	1,401
2012	1,239
2013	765
2014	578
Beyond	846

Total	$7,762

     Total rent expense was $1.8, $1.0, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Litigation
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

6. Segment and Geographical Information
Segment Information
     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. During the quarter ending December 31, 2008, the Company re-organized our operations into two primary business units. Wireless includes our connection manager solutions for both the OEM and Enterprise channels, music, photo and video content management, firmware over the air and products for the IMS application layer. The Company aggregated the Connectivity & Security, Multimedia, and Mobile Device Solutions operating segments into one business segment. The reason for this was because their economic characteristics are similar, as are the nature of the products and services, the software engineering and development (production), and the type/class of customers. It was becoming increasingly difficult to separate these operating segments from a reporting and management viewpoint. Consumer includes retail sales of our compression and broad consumer-based software. “Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2008	2007	2006
Wireless	$73,219	$57,819	$43,001
Consumer	23,925	14,368	10,511
Corporate/Other	1,280	1,190	957

Total Revenues	98,424	73,377	54,469
Cost of revenues	20,108	20,644	20,259

Gross Profit	$78,316	$52,733	$34,210

     One customer in the Wireless business segment, Verizon Wireless, accounted for 30.9% of total revenues in for the year ended December 31, 2008, 64.4% for the year ended December 31, 2007, and 74.4% for the year ended December 31, 2006.
Geographical Information
     During the years ended December 31, 2008, 2007, and 2006, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Americas	$88,350	$68,974	$53,810
Asia Pacific	5,011	2,151	259
EMEA	5,063	2,252	400

Total Revenues	$98,424	$73,377	$54,469

     The Company does not separately allocate specific assets to these geographic locations.

7. Profit Sharing
     The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.3, $0.2, and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
8. Stock-Based Compensation
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
SFAS 123(R)
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued SAB No. 107 to provide guidance on SFAS No. 123(R). The Company has applied SAB No. 107 in its adoption of SFAS No. 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations during the years ended December 31, 2008, 2007, and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123.

Valuation of Stock Option and Restricted Stock Awards
     The weighted average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007, and 2006 was $3.74, $7.70 and $7.13, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2008, 2007, and 2006, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2008	2007	2006
Assumptions
Risk-free interest rate (average)	2.8%	4.6%	4.9%
Expected dividend yield	—	—	—
Weighted average expected life (years)	4	4	4
Volatility (average)	71.0%	66.0%	84.0%
Forfeiture rate	3.5%	10.0%	10.0%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2008 a total of 50,000 shares of restricted stock, with a total value of $0.4 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.1 million shares of restricted stock, with a total value of $8.6 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
Compensation Costs
     In conjunction with the adoption of SFAS No. 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the requisite service period for each award, which was previously used for its pro forma information required under SFAS No. 123. Share-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of Revenues	$430	$295	$33
Selling and Marketing	3,460	4,920	1,770
Research and Development	3,201	2,353	989
General and Administrative	4,886	4,804	1,870

Total Non-Cash Stock Compensation Expense	$11,977	$12,372	$4,662

     Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $1.2 million, $2.2 million, and $0.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2008 are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)

Outstanding as of December 31, 2005	3,856	$3.57	$—

(898 options, exercisable at a weighted average exercise price of $1.85)
Granted (weighted average fair value of $7.13)	266	$11.69
Exercised	(1,462)	$2.86
Cancelled	(142)	$4.39

Outstanding as of December 31, 2006	2,518	$4.80	$—

(914 options, exercisable at a weighted average exercise price of $3.91)
Granted (weighted average fair value of $7.70)	3,142	$14.61
Exercised	(900)	$4.23
Cancelled	(106)	$13.89

Outstanding as of December 31, 2007	4,654	$11.33	$—

(911 options, exercisable at a weighted average exercise price of $4.93)
Granted (weighted average fair value of $3.74)	135	$7.51
Exercised	(49)	$2.64
Cancelled	(451)	$14.28

Outstanding as of December 31, 2008	4,289	$10.94	$—

Exercisable as of December 31, 2008	2,481	$9.31	$—

Vested and expected to vest at December 31, 2008	4,116	$10.84	$—

     During the year ended December 31, 2008, options to acquire 49,000 shares were exercised with an intrinsic value of $143,000, resulting in cash proceeds to the Company of $129,000. The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $3.74. For the year ended December 31, 2008 there were $11.8 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At December 31, 2008, there were 1.3 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.
     Additional information regarding options outstanding as of December 31, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 – $4.00	332	5.1	$1.69	332	$1.69
$4.01 – $6.00	954	6.6	$4.95	789	$4.95
$6.01 – $12.00	331	8.0	$8.67	170	$8.64
$12.01 – $14.00	1,320	8.1	$12.68	613	$12.70
$14.01 – $16.00	827	8.2	$15.19	371	$15.20
$16.01 – $19.00	525	8.4	$18.06	206	$18.16

	4,289	7.6	$10.94	2,481	$9.31

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2008, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2005	—
Granted	450
Vested	(187)

Unvested at December 31, 2006	263

Granted	527
Vested	(440)

Unvested at December 31, 2007	350	$12.32

Granted	1,164	$7.73
Vested	(444)	$10.59
Cancelled	(72)	$(11.16)

Unvested at December 31, 2008	998	$7.82

9. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(732)	$3,161	$8,956
Change in unrealized gain on investments, after tax	69	—	—

Total comprehensive income (loss)	$(663)	$3,161	$8,956

10. Equity Transactions
     On December 14, 2006, the Company completed a fully marketed secondary, issuing 4 million shares of our common stock, $0.001 par value, at a price of $14.75 per share, resulting in aggregate gross cash proceeds to the Company of $59.0 million before deducting commissions and other expenses. Offering costs related to the transaction incurred in 2006 totaled $4.0 million, comprised of $3.3 million in underwriting discounts and commissions and $0.7 million cash payments for legal and investment services, resulting in net proceeds to the Company of $55.0 million as of December 31, 2006. On January 18, 2007 an additional 0.4 million shares were sold under the same agreement. Offering costs related to the transaction incurred in 2007 totaled $0.4 million, comprised of $0.3 million in underwriting discounts and commissions and $0.1 million cash payments for legal and investment services, resulting in additional net proceeds to the Company of $5.3 million as of December 31, 2007.
     A Special Meeting of the Stockholders of the Company was held on September 28, 2007. This meeting was adjourned, and reconvened on October 11, 2007. At the reconvened Special Meeting, the Stockholders voted to approve an amendment to the 2005 Stock Option / Stock Issuance plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5 million shares (plus an annual increase) to 7 million shares (plus an annual increase).

11. Quarterly Financial Data (Unaudited)
     The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2008 and 2007 are as follows (in thousands, except per share data):

	Year ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$21,880	$23,452	$26,641	$26,451
Gross Profit	$16,764	$17,989	$21,444	$22,119
Operating Income (Loss)	$(1,888)	$(469)	$2,026	$3,032
Net Income (Loss)	$(317)	$(158)	$(1,576)	$1,319

Net Income (Loss) Per Share, Basic (1)	$(0.01)	$(0.01)	$(0.05)	$0.04

Weighted Average Shares Outstanding, Basic	30,406	30,855	31,289	31,340

Net Income (Loss) Per Share, Diluted (1)	$(0.01)	$(0.01)	$(0.05)	$0.04

Weighted Average Shares Outstanding, Diluted	30,406	30,855	31,289	31,658

	Year ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$17,667	$15,346	$20,393	$19,971
Gross Profit	$11,988	$11,365	$14,008	$15,372
Operating Income (Loss)	$2,211	$(257)	$1,270	$1,025
Net Income	$1,842	$194	$472	$653

Net Income Per Share, Basic (1)	$0.06	$0.01	$0.02	$0.02

Weighted Average Shares Outstanding, Basic	29,051	29,739	30,031	30,258

Net Income Per Share, Diluted (1)	$0.06	$0.01	$0.02	$0.02

Weighted Average Shares Outstanding, Diluted	30,684	31,434	31,429	31,165

(1)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts and other adjustments (1):
2008	$684	$1,170	$(650)	$1,204
2007	500	574	(390)	684
2006	439	468	(407)	500

Allowance for excess and obsolete inventory:
2008	$102	$435	$(133)	$404
2007	82	178	(158)	102
2006	125	119	(162)	82

(1)	Other adjustments relate principally to sales returns.

S-1