Form 10-K/A
period 2008-12-31
SMITH MICRO SOFTWARE INC
filed 2009-04-29
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                .
Commission file number 0-26536

SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0029027 (I.R.S. Employer Identification No. )
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2008 (the last trading day in the second calendar quarter of 2008) as reported on the NASDAQ Global Market was $159,319,685.*
     As of February 23, 2009, there were 31,399,593 shares of common stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE
     The registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as set forth in the pages attached hereto. Except as noted herein, this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and does not modify or update the disclosures in the original Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of April 1, 2009:

Name	Age	Position(s)
William W. Smith, Jr.	61	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	47	Vice President and Chief Financial Officer
David P. Sperling	40	Vice President and Chief Technical Officer
Jonathan Kahn	51	Executive Vice President — Business Operations
Von Cameron	45	Executive Vice President — Sales
Robert Elliott	57	Vice President and Chief Marketing Officer
Thomas G. Campbell(1)(2)(3)	58	Director
Samuel Gulko(1)(4)	77	Director
Ted L. Hoffman(2)(4)	62	Director
William C. Keiper(2)(3)	58	Director
Gregory J. Szabo(1)(4)	61	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Governance and Nominating Committee

(4)	Member of the Mergers and Acquisitions Committee
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
     Audit Committee. Our Audit Committee is comprised of three members: Messrs. Campbell, Gulko and Szabo. The Board of Directors has determined that all of these members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards and also within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member can read and has an understanding of fundamental financial statements. The Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board of Directors regarding the selection of our independent registered public accounting firm and reviews the results and scope of our annual audit and other services provided by our independent registered public accounting firm. The Audit Committee also is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related party transactions are reviewed and approved by the Audit Committee. The Board of Directors has adopted and approved an amended and restated written charter for the Audit Committee. A current copy of this charter is posted on our web site at http://www.smithmicro.com under the Investor Relations section. Mr. Gulko is the Audit Committee Chairman and has been designated by the Board of Directors as the Audit Committee’s financial expert, as that term is described in Item 407(d)(5) of Regulation S-K promulgated by the SEC.
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
     Governance and Nominating Committee. The Governance and Nominating Committee is comprised of two members: Messrs. Keiper and Campbell. The Board of Directors has determined that all the members of the

Governance and Nominating Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The Governance and Nominating Committee receives proposed nominations to the Board of Directors, reviews the eligibility of each proposed nominee, and nominates, with the approval of the Board of Directors, new members of the Board of Directors to be submitted to the stockholders for election at each annual meeting. The Board of Directors has adopted and approved a written charter for the Governance and Nominating Committee. A current copy of this charter is posted on our web site at http://www.smithmicro.com under the Investor Relations section.
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
     Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner with the exception of one Form 3 and one Form 4, disclosing one transaction each for Robert Elliott and Von Cameron. In addition, one Form 3 and two Form 4s, each disclosing one transaction were filed late for Steven Yasbek.
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

Item 11. Executive Compensation
Overview
     This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid during our last completed fiscal year to each of William W. Smith, Jr., our President and Chief Executive Officer, Andrew C. Schmidt, our Vice President and Chief Financial Officer, David P. Sperling, our Vice President and Chief Technical Officer, Jonathan Kahn, our Executive Vice President — Business Operations, Von Cameron, our Executive Vice President — Sales, and Robert Elliott, our Vice President and Chief Marketing Officer. These individuals are also referred to herein as our “named executive officers.”
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
Benchmarking of Compensation
     The Compensation Committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated companies. As part of establishing compensation levels for 2008, the Compensation Committee informally reviewed third-party surveys and other information collected from public sources relating to compensation levels of executive officers at peer companies. Such review was not used to establish compensation levels, but rather as a market check to ensure that our overall compensation levels (including cash and equity awards) are roughly comparable to average levels of compensation for executives at other fast-growing technology companies of similar size. Historically, the compensation committee has not engaged third party consultants to advise the Compensation Committee on compensation matters.
     In 2008, following the completion of a number of important acquisitions in fiscal 2007 and early 2008, the Compensation Committee engaged a third party consultant to prepare a compensation study to assist the Committee as it seeks to ensure that we are appropriately compensating our executives, given the increased size and complexity of the company. The compensation study peer group included 19 wireless/communications companies (software and hardware) with revenues of between $80 million and $200 million, similar market capitalization and employee size ranges. The study focused on three primary aspects of executive compensation; base salary, total target cash compensation, and equity awards. The results of the 2008 benchmark study demonstrated that our executives base salaries fall between the 25th and 50th percentiles as compared to our peers, while total cash compensation, including cash bonuses generally fall below the 25th percentile, and that our executive equity compensation is above the 75th percentile as compared with our peer group. No compensation decisions for fiscal 2008 were made on the basis of this study.
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

     The following table identifies actions taken during fiscal year 2008 with respect to annual base salaries of the named executive officers:

Named Executive Officer	Changes in Annual Base Salary
William W. Smith, Jr.	Increased from $350,000 to $400,000, effective May 2008
Andrew C. Schmidt	Increased from $260,000 to $300,000, effective May 2008
David P. Sperling	Increased from $210,000 to $225,000, effective May 2008
Jonathan Kahn	Increased from $200,000 to $240,000, effective May 2008
Von Cameron	Initial base salary set at $250,000
Robert Elliott	Increased from $160,000 to $180,000, effective May 2008
     The annual base salaries of Messrs. Smith, Schmidt, Sperling, Kahn and Elliott were increased based on the Board’s decision to make their salaries more competitive with other technology companies and to recognize the value of their overall services to the company. The Board took into account each of their job responsibilities, historical salary levels, the performance of the company, individual contributions, competitive conditions in the marketplace and the relationship of their compensation levels to other officers of Smith Micro Software, and determined that the increases were appropriate to reward performance, ensure retention and maintain appropriate compensation differentials among officers of Smith Micro Software.
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
     2008 Bonus Plan
     In the first quarter of 2008, the Compensation Committee worked with senior management to establish the annual target bonus amounts and performance objectives under the bonus plan. For each performance objective the committee assigned a relative weighting to provide guidelines for setting actual cash payouts for each executive officer based on a percentage of the individual’s target bonus.
     The Compensation Committee retained wide discretion to interpret the terms of the bonus plan, including interpreting and determining whether the performance objectives had been met and the amount of cash bonus that may be paid pursuant to the bonus plan.
     Our bonus plan contains one or two performance objectives with a dollar value ascribed to each objective, so that the sum total equals the approved cash bonus potential for each executive officer. In 2008 the objectives (a) for Messrs. Smith, Schmidt and Kahn were (1) revenue achievement, and (2) profitability achievement; (b) for Messrs. Sperling and Elliott were a combination of (1) revenue achievement, (2) profitability achievement and (3) specific performance objectives; and (c) for Mr. Cameron was revenue achievement. We believe that the performance objectives were moderately difficult to achieve and that performance at a high level while devoting full time and attention to their responsibilities is required for our executive officers to earn their respective cash bonuses.

     Achievement of the performance objectives was determined on a quarterly basis based on our financial results of the preceding quarter. The table below outlines the quantitative performance objectives for each executive officer identified above.

(In Thousands)	Q42007	Q12008	Q22008	Q32008

Revenue	$21,191	$22,788	$23,200	$26,545

Adjusted (non-GAAP) Profitability (1)	5,330	4,423	4,233	5,801

(1)	Amortization of intangibles, stock-based compensation excluded from operating income.
     For 2008, based on the achievement of the objectives for our executive officers under our bonus plan, we paid bonuses of $64,281 (103% attained) to Mr. Smith, $46,027 (103% attained) to Mr. Schmidt, $50,515 (105 % attained) to Mr. Sperling, $57,506 (96% attained) to Mr. Kahn, $62,885 (108% attained) to Mr. Cameron, and 43,742 (104% attained) to Mr. Elliott. The cash bonuses paid to our chief executive officer accounted for approximately 5.0% of his total compensation in 2008. For our other named executive officers in 2008, their cash bonuses, on average, accounted for 6.0% to 20.6% of their total compensation.
Equity Compensation
     We believe that for growth companies in the technology sector, equity awards are a significant compensation-related motivator in attracting and retaining executive-level employees. Accordingly, we have provided our named executive officers and other executives with long-term equity incentive awards that incentivize those individuals to stay with us for long periods of time, which in turn should provide us with greater stability over such periods than we would experience without such awards. While the majority of our long-term equity compensation awards historically have been in the form of stock options, we provided grants of restricted stock to each of our executive officers in 2008. We felt that granting restricted stock in 2008 provided additional incentive to our executives by providing them with immediate stock ownership, which helped align their interests with those of our stockholders.
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

     Mr. Cameron was granted 50,000 shares of Restricted Stock on the commencement of his employment in April 2008. In May, 2008 we granted shares of Restricted Stock to each of our other named executive officers as follows:
Shares of Restricted Stock

William W. Smith, Jr.	150,000
Andrew C. Schmidt	75,000
David P. Sperling	50,000
Jonathan Kahn	50,000
Robert Elliott	50,000
     All of the above awards vest monthly over a period of four years from the date of grant. In 2008, the Compensation Committee approved grants of restricted stock as a retention tool and due to the Committee’s sense, based in part on the benchmarking study discussed above, that our total cash compensation paid to our named executive officers was likely at the lower end of the market for technology companies of similar size. Differing levels of restricted stock awards were made to executives based on the individuals’ relative duties and responsibilities.
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
2009 Compensation Decisions
     The following table identifies actions taken during fiscal year 2009 with respect to annual base salaries of the named executive officers:

Named Executive Officer	Changes in Annual Base Salary
William W. Smith, Jr.	Increased from $400,000 to $450,000, effective March 2009
Andrew C. Schmidt	Increased from $300,000 to $337,500, effective March 2009
David P. Sperling	Increased from $225,000 to $235,000, effective March 2009
Jonathan Kahn	Increased from $240,000 to $250,000, effective March 2009
Von Cameron	Initial base salary set at $250,000, no change for 2009
Robert Elliott	Increased from $180,000 to $198,000, effective March 2009

     The annual base salaries of Messrs. Schmidt, Sperling, Kahn and Elliott were increased based on the Compensation Committee’s decision to make their salaries more competitive with other technology companies and to recognize the value of their overall services to the company. The Compensation Committee took into account each of their job responsibilities, historical salary levels, the performance of the company, individual contributions, competitive conditions in the marketplace and the relationship of their compensation levels to other officers of Smith Micro Software, and determined that the increases were appropriate to reward performance, ensure retention and maintain appropriate compensation differentials among officers of Smith Micro Software.
     The following table identifies actions taken during 2009 with respect to eligibility for a performance-based annual cash bonus by each of the named executive officers:

Named Executive Officer	Changes in Cash Based bonus eligibility
William W. Smith, Jr.	No change, remained at $75,000
Andrew C. Schmidt	No change, remained at $50,000
David P. Sperling	No change, remained at $60,000
Jonathan Kahn	No change, remained at $60,000
Von Cameron	No change, remained at $100,000
Robert Elliott	No change, remained at $50,000
     The actions discussed above were made consistent with the findings of our compensation study (discussed above under “Benchmarking of Compensation”) which determined that our total cash based compensation for our executives fell below the 50th percentile compared with our peer group, and that our cash based bonus pool compensation fell below the 25th percentile.
     Consistent with the Board’s compensation philosophy, the changes to the 2009 total cash compensation of our executives remains below the 50th percentile as compared to our peer group. Taking this into account, in March 2009 the Compensation Committee approved the issuance of restricted stock grants to our named executive officers. Mr. Smith received a grant of 150,000 shares, Mr. Schmidt 75,000 shares, and Messrs. Sperling, Kahn, Cameron and Elliot each received grants of 50,000 shares. Based on our benchmarking study, the Board maintained a vesting period for these restricted stock grants at four years. Consistent with our third party evaluation of our compensation strategy, we have modified these 2009 restricted stock grants to encompass performance criteria. While the 2009 grants vest over four years, half of the grants are subject to further vesting conditions based on the achievement by the Company of fiscal 2009 revenue and adjusted operating income goals set by the Board of Directors. The grants also provide for pro-rata reduction of the shares tied to performance vesting if the performance goals are not fully achieved. The 2009 performance goals are the same as those that were established for our 2009 cash-based performance bonus plan.

Summary Compensation Table
     The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2008 and 2007.

						Non-Equity
						Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($) (1)	($) (2)	($) (3)	($)		($)

William W. Smith, Jr.	2008	$381,250	$—	$576,533	$—	$64,281	$274,868	(4)	$1,296,932
President and	2007	350,000	25,000	1,147,258	1,360,000	54,095	499,304	(5)	3,435,657

Andrew C. Schmidt	2008	285,000	—	310,648	—	46,027	133,423	(6)	775,098
VP and Chief Financial Officer	2007	256,666	25,000	681,373	680,000	43,276	288,950	(7)	1,975,265

David P. Sperling	2008	219,375		190,221	—	50,515	82,901	(8)	543,012
VP and Chief Technical Officer	2007	208,333		379,250	680,000	43,105	162,203	(9)	1,472,891

Jonathan Kahn	2008	225,000		190,221	—	57,506	82,901	(10)	555,628
EVP — Business Operations	2007	200,000		379,250	680,000	65,708	162,203	(11)	1,487,161

Von Cameron	2008	171,474		49,781	—	62,885	20,884	(12)	305,024
EVP — Sales

Robert Elliott	2008	172,500		190,221	—	43,742	82,901	(13)	489,364
VP and Chief Marketing Officer	2007	155,000		379,250	680,000	37,091	162,203	(14)	1,413,544

(1)	The amounts shown in this column represents the income reported by the named executive for vesting of restricted stock which is the number of shares vesting times the closing stock price on the vesting date.

(2)	The amounts shown in this column represents the compensation costs of options for financial reporting purposes pursuant to FAS 123R. The assumptions we used with respect to the valuation of stock and option grants are set forth in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and December 31, 2007.

(3)	The amounts in this column reflect the cash awards paid pursuant to our 2008 bonus plan

(4)	Consists of $241,867 tax gross-up, $18,261 of income tax preparation fees, $11,640 of value from third-party rewards programs and $3,100 of 401(k) matching contributions

(5)	Consists of $481,298 tax gross-up, $14,906 of income tax preparation fees and $3,100 of 401(k) matching contributions.

(6)	Consists of $130,323 tax gross-up and $3,100 of 401(k) matching contributions.

(7)	Consists of $285,850 tax gross-up and $3,100 of 401(k) matching contributions.

(8)	Consists of $79,801 tax gross-up and $3,100 of 401(k) matching contributions.

(9)	Consists of $159,103 tax gross-up and $3,100 of 401(k) matching contributions.

(10)	Consists of $78,801 tax gross-up and $3,100 of 401(k) matching contributions.

(11)	Consists of $159,103 tax gross-up and $3,100 of 401(k) matching contributions.

(12)	Consists of $20,884 tax gross-up.

(13)	Consists of $79,801 tax gross-up and $3,100 of 401(k) matching contributions.

(14)	Consists of $159,103 tax gross-up and $3,100 of 401(k) matching contributions.

Grants of Plan Based Awards in 2008
     The following table provides information with regard to (a) potential cash bonuses that were payable during 2008 under our performance-based, non-equity incentive bonus plan, and (b) grants of options to purchase common stock and shares of restricted stock made to our named executive officers during 2008. The actual amounts paid pursuant to the 2008 bonus plan are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

		Estimated		All
		Future Payouts		Other Stock
		Under Non-Equity		Awards; Number	Grant Date Fair
		Incentive Plan Awards(1)		of Shares	Value of Stock
Name	Grant Date	Target ($)(2)	Maximum ($)	of Stock	Awards
William W. Smith, Jr	05/16/08	$62,500		150,000	1,231,500
Andrew C. Schmidt	05/16/08	$45,000		75,000	615,750
David P. Sperling	05/16/08	$48,000		50,000	410,500
Jonathan Kahn	05/16/08	$60,000		50,000	410,500
Robert Elliott	05/16/08	$42,000		50,000	410,500
Von Cameron	04/14/08	$58,000		50,000	374,500

(1)	Amounts shown in these columns are the estimated possible payouts under the 2008 bonus plan based on certain assumptions about the achievement of company and individual performance objectives. The performance objectives under the 2008 bonus plan, as well the compensation Committee’s pay-out determinations for the 2008 bonus plan, are discussed above under “Compensation Discussion and Analysis — Annual Cash Bonus Awards — 2008 Bonus Plan.”

(2)	Amounts have been prorated based on the period of time during the year the program was in effect..

Outstanding Equity Awards at December 31, 2008
     The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2008, as well as the number of outstanding unvested shares of restricted stock held by each named executive officer as of December 31, 2008.

	Option awards					Stock Awards
								Market
	Number of		Number of			Number of		Value of
	Securities		Securities			Shares or		Shares or
	Underlying		Underlying			Units of		Units of
	Unexercised		Unexercised			Stock that		Stock that
	Options		Options	Option	Option	Have		Have
	Exercisable		Unexercisable	Exercise	Expiration	Not Vested		Not Vested
Name	(#)		(#)	Price	Date	(#)		($) (1)
William W. Smith, Jr.	12,500	(2)	—	$0.24	2/15/2012
	56,250	(2)	—	1.91	7/1/2014
	170,833	(2)	29,167	4.95	7/27/2015
	91,667	(2)	108,333	12.55	2/18/2017
						8,333	(3)	$46,331
						128,126	(5)	$712,381

Andrew C. Schmidt	45,833	(2)	54,167	12.55	2/18/2017
						2,083	(3)	11,581
						64,063	(5)	356,190

David P. Sperling	22,917	(2)	—	1.91	7/1/2014
	60,417	(2)	14,583	4.95	7/27/2015
	45,833	(2)	54,167	12.55	2/18/2017
						2,500	(3)	13,900
						42,709	(5)	237,462

Jonathan Kahn	69,250	(4)	—	4.95	7/27/2015
	45,833	(2)	54,167	12.55	2/18/2017
						2,500	(3)	13,900
						42,709	(5)	237,462

Robert Elliott	17,187	(2)	—	1.91	7/1/2014
	35,417	(2)	14,583	4.95	7/27/2015
	45,833	(2)	54,167	12.55	2/18/2017
						2,500	(3)	13,900
						42,709	(5)	237,462

Von Cameron						41,667	(5)	231,669

(1)	Determined by multiplying the number of shares by $5.56, the closing price for our stock on the Nasdaq Global Market on December 31, 2008.

(2)	25% vested after one year, the balance over 36 successive monthly installments.

(3)	Vests in 24 equal monthly installments.

(4)	25% vested after six months, the balance over 18 successive monthly installments.

(5)	Vests in 48 equal monthly installments.

Option Exercises and Stock Vested
     The following table provides information regarding exercises of stock options and vesting of restricted stock awards held by each of our named executive officers during 2008.

	Option Awards		Stock Awards
	Number of		Number of	Value
	Shares	Value	Shares	Realized
	Acquired on	Realized on	Acquired on	On Vesting
Name	Exercise (#)	Exercise ($)	Vesting (#)	($) (1)
William W. Smith, Jr.	—	$—	83,333	$576,533
Andrew C. Schmidt	—	—	44,792	310,648
David P. Sperling	—	—	27,500	190,221
Jonathan Kahn	—	—	27,500	190,221
Von Cameron	—	—	7,292	49,781
Robert Elliott	—	—	27,500	190,221

(1)	Represents the market value per share times the number of shares vested on the vesting date.
Employment Agreements
     Letter Agreement with Andrew C. Schmidt
     Effective on June 14, 2005 we entered into a letter agreement with Andrew C. Schmidt, our Chief Financial Officer. The agreement provides for an initial base salary of $220,000 per annum and eligibility to receive bonus awards at the discretion of the Compensation Committee of the board of directors. Mr. Schmidt is also eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan. Effective March 5, 2009, Mr. Schmidt’s base salary is $337,500.
     Mr. Schmidt’s employment letter agreement also provides that he is eligible to participate in our 2005 Plan. In 2007 Mr. Schmidt received grants of 50,000 shares of restricted stock, which vest ratably over 24 months. In addition, he was granted options to purchase 100,000 shares of stock at an exercise price of $12.55. These options vest over four years. In 2008 Mr. Schmidt received grants of 75,000 shares of restricted stock, which vest ratably over 48 months.
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
     Employment Agreement with Jonathan Kahn
     We entered into an employment agreement on July 1, 2005 with Jonathan Kahn in connection with our purchase of Allume Systems, Inc., where Mr. Kahn was President. Mr. Kahn’s employment agreement was in effect during the first six months of 2008 and expired on June 30, 2008. The employment agreement provided for an initial base salary of $200,000 per annum, plus an annual bonus based on the attainment of certain targets. The agreement also provided that Mr. Kahn would be eligible to participate in plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan. Effective March 5, 2009, Mr. Kahn’s base salary is $250,000.

     Under the employment agreement which expired on June 30, 2008, Mr. Kahn would have been entitled to certain severance payments if his employment was terminated by us other than for cause (as defined in the agreement) or if Mr. Kahn terminates his employment for good reason following a Change of Control (as defined in the agreement). In this situation, the agreement called for severance payments to Mr. Kahn equal to eighteen months at his then-current base salary and all of Mr. Kahn’s unvested stock options would immediately vest and become exercisable in full within two years of termination.
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
     Mr. Schmidt
     Pursuant to the employment letter agreement with Mr. Schmidt, if his employment is terminated without cause within twelve months following a Corporate Transaction he is entitled to a severance benefit equal to six months base salary, subject to required withholding and payable in accordance with our regular and customary payroll practices. In addition, pursuant to his stock option and restricted stock agreements, he is entitled to accelerated vesting of options and restricted stock in the event of a Corporate Transaction. Assuming the employment of Mr. Schmidt were to be terminated without cause within twelve months following a Corporate Transaction as of December 31, 2008, he would be entitled to an aggregate of $517,771 in change in control benefits, consisting of (i) $150,000 to be paid over the six month period following such termination, subject to required withholding and in accordance with our regular and customary payroll practices, (ii) accelerated vesting of 54,167 outstanding stock options with a value of $0 (based on the number of shares times the December 31, 2008 closing market price for our stock, less the exercise price of the options), and (iii) accelerated vesting of 66,146 shares of restricted stock with a value of $367,771 (based on the number of shares times the December 31, 2008 closing market price for our stock). We are not required to make any cash payments to Mr. Schmidt if his employment is terminated by us for cause or on account of death or disability or by Mr. Schmidt.
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

     Mr. Smith
     We have an agreement with Mr. Smith pursuant to which we agreed to a lifetime payment of $6,000 annually, subject to annual increases of 5%, in connection with his future retirement or resignation from employment; provided that we may, at our option, discharge our obligations under the agreement by purchasing a single premium annuity for the benefit of Mr. Smith, the estimated cost of which was approximately $150,000. Assuming Mr. Smith’s employment was terminated as of December 31, 2008, and further assuming that we determined to satisfy our obligations under his agreement by purchasing a single premium annuity for the benefit of Mr. Smith, we would have been obligated to expend $150,000 to purchase the annuity.
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
     Assuming a Corporate Transaction occurred as of December 31, 2008 and the other conditions included in the options agreements were satisfied, the following individuals would be entitled to accelerated vesting of their outstanding stock options as described in the table below:

Name	Value of accelerated option awards following Change in Control
William W. Smith, Jr.	Immediate vesting of 29,167 options with a value of $17,792 (1).
Andrew C. Schmidt	Immediate vesting of 0 options with a value of $0 (1).
David P. Sperling	Immediate vesting of 14,583 options with a value of $8,896 (1).
Jonathan Kahn	Immediate vesting of 0 options with a value of $0 (1).
Robert Elliott	Immediate vesting of 14,583 options with a value of $8,896 (1).

(1)	Based on the number of shares times the December 31, 2008 closing market price, less the exercise price of the options (for those options with an exercise price less than the closing market price, shares with an exercise price greater than the closing market price have been excluded).
     Assuming a Corporate Transaction occurred as of December 31, 2008 and the other conditions included in the restricted stock agreements were satisfied, the following individuals would be entitled to accelerated vesting of the following shares of restricted stock:

Name	Value of accelerated stock awards following Change in Control
William W. Smith, Jr.	Immediate vesting of 136,459 shares with a value of $758,712 (1).
Andrew C. Schmidt	Immediate vesting of 66,146 shares with a value of $367,771 (1).
David P. Sperling	Immediate vesting of 45,209 shares with a value of $251,362 (1).
Jonathan Kahn	Immediate vesting of 45,209 shares with a value of $251,362 (1).
Von Cameron	Immediate vesting of 41,667 shares with a value of $231,669 (1).
Robert Elliott	Immediate vesting of 45,209 shares with a value of $251,362 (1).

(1)	Based on the December 31, 2008 closing market price of $5.56.

Director Compensation
     The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2008 for services as members of our board of directors.

	Fees earned
	or paid	Stock Awards	Option Awards
Name	in cash ($)	($)	($) (1)	Total ($)
Thomas G. Campbell(2)	$10,000	$82,100	$11,579	$103,679
Samuel Gulko(3)	10,000	82,100	11,579	103,679
Ted. L. Hoffman(4)	10,000	82,100	11,579	103,679
William C. Keiper(5)	10,000	82,100	11,579	103,679
Gregory J. Szabo(6)	10,000	82,100	11,579	103,679

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123R with respect to 2008. The assumptions we used with respect to the valuation of option grants are set forth in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Mr. Campbell has options to purchase 5,000 shares outstanding as of December 31, 2008.

(3)	Mr. Gulko has options to purchase 15,000 shares outstanding as of December 31, 2008.

(4)	Mr. Hoffman has options to purchase 25,000 shares outstanding as of December 31, 2008.

(5)	Mr. Keiper has options to purchase 20,000 shares outstanding as of December 31, 2008.

(6)	Mr. Szabo has options to purchase 25,000 shares outstanding as of December 31, 2008.
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
     At each Annual Meeting of Stockholders, each individual who will continue to serve as a non-employee member of the Board of Directors will receive an additional option grant for 5,000 shares, provided such individual has served on the Board of Directors for at least six months. Each option will have an exercise price per share equal to the closing sale price per share of common stock on the date of the Annual Meeting and a maximum term of 10 years measured from such date, subject to earlier termination upon the optionee’s cessation of service on the Board of Directors. The option will be immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by us, at the option exercise paid per share, should the optionee stop serving as a member of the Board of Directors prior to the completion of one year of service measured from the grant date. On May 16, 2008, each director received a special discretionary grant of 10,000 shares of Restricted Stock valued at $8.21 per share and vesting in equal installments over the next 12 months.
Compensation Committee Interlocks and Insider Participation
     In fiscal 2008, the members of our Compensation Committee were Messrs. Campbell, Hoffman and Keiper, who are all non-employee directors. None of such Committee members (i) was during fiscal 2008 an officer or employee of us or any of our subsidiaries, or (ii) is formerly an officer of us or any of our subsidiaries.
Report of the Compensation Committee
     The Compensation Committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.
COMPENSATION COMMITTEE
Thomas G. Campbell
Ted L. Hoffman
William C. Keiper

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information known to us as of April 1, 2009, with respect to beneficial ownership of our common stock by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than five percent (5%) of our outstanding common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all current directors and executive officers as a group, together with the approximate percentages of outstanding common stock owned by each of them. The following table is based upon information supplied by directors, executive officers, and principal stockholders. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated the address of each beneficial owner is c/o Smith Micro Software, Inc., 51 Columbia, Aliso Viejo, CA 92656. The percentage of beneficial ownership is based on 32,261,475 shares of our common stock outstanding as of April 1, 2009.

	Shares Beneficially
	Owned
Name or Group of Beneficial Owners	Number	Percent
Named Executive Officers and Directors:

William W. Smith, Jr. (1)	3,213,032	9.85%
Andrew C. Schmidt (2)	276,250	*
David P. Sperling (3)	285,000	*
Jonathan Kahn (4)	270,500	*
Von Cameron	100,000	*
Robert Elliott (5)	240,350	*
Thomas G. Campbell (6)	19,500	*
Samuel Gulko (7)	57,000	*
Ted L. Hoffman (8)	72,500	*
William C. Keiper(9)	55,000	*
Gregory J. Szabo(10)	71,000	*
All executive officers and directors as a group (11 persons)(11)	4,660,132	14.05%
5% Stockholders
NorthPointe Capital, LLC(12) 101 W. Big Beaver, Suite 745 Troy, MI 48084	2,293,884	7.1%

*	Represents less than 1%.

(1)	Includes 2,336,115 shares held in the name of The William W. Smith, Jr. Revocable Trust, of which Mr. Smith is the trustee, and 372,917 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(2)	Includes 56,250 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(3)	Includes 150,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(4)	Includes 125,500 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(5)	Includes 102,083 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(6)	Includes 5,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(7)	Includes 15,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(8)	Includes 25,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(9)	Includes 20,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(10)	Includes 25,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(11)	Includes 896,750 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after April 1, 2009.

(12)	Based solely upon a Schedule 13G dated February 13, 2009.
Securities Authorized for Issuance Under An Equity Compensation Plan
     The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our existing equity compensation plans.

	Number of Shares to be	Weighted Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	Future Issuance
Equity Compensation Plan Approved by Shareholders (1)	4,289	$10.94	1,263
Equity Compensation Plan Not Approved by Shareholders	—	—	—

Total	4,289	$10.94	1,263

(1)	The number of shares to be issued upon exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.
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

Item 14. Principal Accounting Fees and Services
     The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Singer Lewak Greenbaum & Goldstein LLP:

	2008	2007
Audit Fees(1)	$1,087,000	$1,029,000
Audit Related Fees(2)	30,000	25,000
Tax Fees(3)	0	0
All Other Fees	0	0

(1)	This category consists of fees billed for professional services rendered for the audit of our consolidated annual financial statements and internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	This category consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
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
     The Audit Committee has determined that all non-audit services provided by Singer Lewak were compatible with such firm’s audit independence, and pre-approved all non-audit services provided by Singer Lewak.

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
April 29, 2009
Smith Micro Software, Inc.

By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)