Form 10-Q
period 2009-03-31
SMITH MICRO SOFTWARE INC
filed 2009-05-07
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of April 30, 2009 there were 32,261,000 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share, and par value data)

	March 31	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$10,772	$13,966
Short-term investments	30,188	$22,649
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,128 (2009) and $1,204 (2008)	19,387	18,424
Deferred tax asset	1,587	1,698
Inventories, net of reserves for obsolete inventory of $756 (2009) and $404 (2008)	723	1,097
Prepaid expenses and other current assets	1,266	1,026

Total current assets	63,923	58,860
Equipment and improvements, net	4,775	4,289
Goodwill	83,483	83,483
Intangible assets, net	25,453	27,603
Deferred tax asset	2,760	2,760

Total assets	$180,394	$176,995

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,071	$3,492
Accrued liabilities	6,352	6,710
Deferred revenue	2,647	923

Total current liabilities	12,070	11,125
Long-term liabilities	386	466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 32,261,000 and 31,400,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	32	31
Additional paid-in capital	168,164	165,864
Accumulated other comprehensive income	24	69
Accumulated deficit	(282)	(560)

Total stockholders’ equity	167,938	165,404

Total liabilities and stockholders’ equity	$180,394	$176,995

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues	$23,788	$21,880
Cost of revenues	4,523	5,116

Gross profit	19,265	16,764
Operating expenses:
Selling and marketing	6,277	6,735
Research and development	8,112	7,069
General and administrative	4,487	4,848

Total operating expenses	18,876	18,652

Operating income (loss)	389	(1,888)
Interest and other income	255	275

Profit (loss) before taxes	644	(1,613)
Income tax expense (benefit)	366	(1,296)

Net income (loss)	$278	$(317)

Net income (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	31,675	30,406

Diluted	31,904	30,406

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	income (deficit)	Total

BALANCE, December 31, 2008	31,400	$31	$165,864	$69	$(560)	$165,404

Exercise of common stock options	17		33			33
Non cash compensation recognized on stock options			1,441			1,441
Restricted stock grants	845	1	932			933
Cancellation of shares for payment of withholding tax	(1)		(5)			(5)
Excess tax benefit related to stock compensation			10			10
Tax deficiencies related to stock compensation			(111)			(111)
Other comprehensive income:
Change in unrealized gain on short-term investments				(45)		(45)
Net income					278	278

Total comprehensive income						233

BALANCE, March 31, 2009	32,261	$32	$168,164	$24	$(282)	$167,938

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$278	$(317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	2,510	2,116
Provision for doubtful accounts and other adjustments to accounts receivable	269	382
Provision for excess and obsolete inventory	385	3
Tax benefits from stock-based compensation	(10)	207
Non cash compensation related to stock options & restricted stock	2,374	3,339
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(1,232)	(4,191)
Deferred income taxes	—	(1,298)
Inventories	(11)	217
Prepaid expenses and other assets	(240)	(580)
Accounts payable and accrued liabilities	870	(411)

Net cash provided by (used in) operating activities	5,193	(533)

Investing activities:
Acquisition of eFrontier America, net of cash received	—	(16)
Acquisition of Insignia Solutions, net of cash received	—	(69)
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	—	(60,327)
Capital expenditures	(846)	(198)
Purchase of short-term investments	(7,584)	—

Net cash used in investing activities	(8,430)	(60,610)

Financing activities:
Tax benefits from stock-based compensation	10	(207)
Cash received from exercise of stock options	33	10

Net cash provided by (used in) financing activities	43	(197)

Net decrease in cash and cash equivalents	(3,194)	(61,340)
Cash and cash equivalents, beginning of period	13,966	87,549

Cash and cash equivalents, end of period	$10,772	$26,209

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$661	$9

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software products and services for the mobile industry. The Company is focused on developing connectivity, multimedia, and device management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services include the QuickLink family of desktop and mobile products to manage wireless data communications; including software applications for 3G and 4G broadband mobile networks, Wi-Fi, personal information management, mobile content management, device management, and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers (“carriers”), original equipment manufacturers (“OEM”), PC and device manufacturers, enterprise businesses, as well as direct to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, and WiMAX—are combined with new devices such as mobile phones, Personal Computers (“PCs”), Netbooks, Smartphones, and Ultra-Mobile PCs (“UMPCs”), opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     In addition, the Company distributes its consumer product lines and a variety of third party Mac and Windows PC products worldwide through our online stores and third-party wholesalers, retailers and value-added resellers.
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
2. Basis of Presentation
     The accompanying interim consolidated balance sheet and statement of equity as of March 31, 2009, and the related statements of operations and cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 10, 2009.
     Intercompany balances and transactions have been eliminated in consolidation.
     Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
3. Net Income (Loss) Per Share
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

	Three Months Ended March 31,
	2009	2008
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$278	$(317)

Denominator:
Weighted average shares outstanding — basic	31,675	30,406

Potential common shares — options (treasury stock method)	229	—

Weighted average shares outstanding — diluted	31,904	30,406

Shares excluded (anti-dilutive)	—	4,610

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,783	—

Net income (loss) per common share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

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
     The Company adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations during the three months ended March 31, 2009 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123.
Valuation of Stock Option and Restricted Stock Awards
     There were no stock options granted during the three months ended March 31, 2009. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2008 was $4.07. The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended March 31, 2008, using the Black-Scholes option pricing model, were as follows:

Three Months Ended March 31,
2008
(unaudited)
Employee Stock Options
Risk-free interest rate	2.9%
Expected dividend yield	—
Weighted average expected life (years)	4
Volatility	71.0%
Forfeiture rate	3.5%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the three months ended March 31, 2009, a total of 50,000 shares of restricted stock, with a total value of $0.2 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.8 million shares of restricted stock, with a total value of $3.1 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
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

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
Cost of revenues	$73	$100
Selling and marketing	679	1,287
Research and development	607	767
General and administrative	1,015	1,185

Total non-cash stock compensation expense	$2,374	$3,339

     Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.2 million in the three months ended March 31, 2009 and $0.3 million in the three months ended March 31, 2008.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of March 31, 2009, and the activity during the three months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2008	4,289	$10.94
Granted (unaudited)	—	$—
Exercised (unaudited)	(17)	$1.91
Cancelled (unaudited)	(220)	$12.66

Outstanding as of March 31, 2009 (unaudited)	4,052	$10.80	$—

Exercisable as of March 31, 2009 (unaudited)	2,622	$9.34	$—

     During the three months ended March 31, 2009 options to acquire 17,000 shares were exercised with an intrinsic value of $57,000, resulting in cash proceeds to the Company of $33,000. There were no stock options granted during the three months ended March 31, 2009. For the quarter ended March 31, 2009, there were $9.5 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At March 31, 2009, there were 1.4 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.
     Additional information regarding options outstanding as of March 31, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	315	4.8	$1.68	315	$1.68
$4.01 - $6.00	953	6.3	$4.95	859	$4.95
$6.01 - $12.00	292	7.7	$8.73	185	$8.60
$12.01 - $14.00	1,310	7.9	$12.68	689	$12.69
$14.01 - $16.00	678	8.0	$15.18	346	$15.19
$16.01 - $19.00	504	8.1	$18.02	228	$18.11

	4,052	7.3	$10.80	2,622	$9.34

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of March 31, 2009, and the activity during the nine months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2008	998
Granted (unaudited)	847
Cancelled (unaudited)	(12)
Vested (unaudited)	(132)

Unvested at March 31, 2009 (unaudited)	1,701

6. Fair Value of Financial Instruments
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
7. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are all held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2009 and December 31, 2008, bank balances totaling approximately $3.6 million and $14.0 million, respectively, were uninsured.
8. Short-Term Investments
     Short-term investments consist of U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis. As of March 31, 2009, the following available-for-sale securities were in a gain position (in thousands):

	(unaudited)
	Fair value	Unrealized gain
Holding period of less than 12 months:
Corporate bonds and notes	$9,939	$6
Government securities	20,249	18

Total	$30,188	$24

     SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
■	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

■	Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

■	Level 3 — Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     In accordance with SFAS No. 157, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short-term investments are classified within Level 1, by using quoted market prices utilizing market observable inputs.
     For the three months ended March 31, 2009, realized gains on our short-term investments were $0.1 million; reported in the interest and other income line on the consolidated statements of operations.
9. Accounts Receivable
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
10. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2009, our net inventory balance consisted of approximately $0.2 million of assembled products and $0.5 million of components.
11. Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
12. Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2008.
     The carrying amount of the Company’s goodwill was $83.5 million as of March 31, 2009 and December 31, 2008.

13. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Useful	March 31, 2009 (unaudited)			December 31, 2008
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased Technology	1	$3,047	$(2,169)	$878	$3,047	$(1,836)	$1,211
Capitalized Software	5-7	23,846	(8,087)	15,759	23,846	(6,899)	16,947
Distribution Rights	5	482	(395)	87	482	(377)	105
Customer Lists	5	1,484	(769)	715	1,484	(676)	808
Database	10	182	(24)	158	182	(20)	162
Trademarks	10	809	(392)	417	809	(375)	434
Trade Names	1-2	2,121	(504)	1,617	2,121	(406)	1,715
Customer Agreements	4-7	1,135	(771)	364	1,135	(650)	485
Customer Relationships	1-9	7,020	(1,562)	5,458	7,020	(1,284)	5,736

Totals		$40,126	$(14,673)	$25,453	$40,126	$(12,523)	$27,603

     Aggregate amortization expense on intangible assets was $2.1 million for the three months ended March 31, 2009. Expected future amortization expense is as follows: $6.2 million for the remainder of 2009, $6.0 million for 2010, $5.6 million for 2011, $4.8 million for 2012, $2.2 million for 2013, $0.7 million thereafter.
14. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
Net income (loss)	$278	$(317)
Change in unrealized gain on investments, net	(45)	—

Total comprehensive income (loss)	$233	$(317)

15. Segment and Geographical Information
Segment Information
     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has two primary business units. Wireless includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, firmware over the air and products for the IMS application layer. Consumer includes retail sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.

     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Wireless	$19,257	$16,156
Consumer	4,251	5,485
Corporate/Other	280	239

Total Revenues	$23,788	$21,880

     Sales to two customers and their respective affiliates in the Wireless business segment accounted for 28.1% and 14.2% of the Company’s total revenues for the three months ended March 31, 2009. Sales to one customer in the Wireless business segment accounted for 43.6% of the Company’s total revenues for the three months ended March 31, 2008.
Geographical Information
     During the three months ended March 31, 2009 and 2008, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Americas	$20,951	$19,779
Asia Pacific	1,319	1,062
EMEA	1,518	1,039

Total Revenues	$23,788	$21,880

     The Company does not separately allocate specific assets to these geographic locations.
16. Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations. The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous Emerging Issues Task Force (“EITF”) issues and other interpretative guidance, thereby reducing the complexity of existing United States GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted SFAS no. 141(R) but the impact will not be known until there is another business acquisition.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted SFAS No. 160 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
17. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of March 31, 2009 are as follows (in thousands):

Year Ending December 31,	Operating
2009-9 months	$1,216
2010	1,538
2011	1,546
2012	1,389
2013	920
2014	737
Beyond	1,080

Total	$8,426

     Rent expense under operating leases for both the three months ended March 31, 2009 and 2008 was $0.4 million.
18. Income Taxes
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007, and 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.
     In the three months ended March 31, 2009, we recorded income tax expense in the amount of $0.4 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements regarding Smith Micro Software, Inc. (“we,” “us,” “our,“Smith Micro,” or the “Company”) which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
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
Overview
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software products and services for the mobile industry. The Company is focused on developing connectivity, multimedia, and device management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services include the QuickLink family of desktop and mobile products to manage wireless data communications; including software applications for 3G and 4G broadband mobile networks, Wi-Fi, personal information management, mobile content management, device management, and data compression solutions. We sell our products and services to many of the world’s leading wireless service providers (“carriers”), original equipment manufacturers (“OEM”), PC and device manufacturers, enterprise businesses, as well as direct to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, and WiMAX—are combined with new devices such as mobile phones, Personal Computers (“PCs”), Netbooks, Smartphones, and Ultra-Mobile PCs (“UMPCs”), opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     In addition, the Company distributes its consumer product lines and a variety of third party Mac and Windows PC products worldwide through our online stores and third-party wholesalers, retailers and value-added resellers.

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
     Sales to two customers and their respective affiliates in the Wireless business segment accounted for 28.1% and 14.2% of the Company’s total revenues for the three months ended March 31, 2009. Sales to one customer in the Wireless business segment accounted for 43.6% of the Company’s total revenues for the three months ended March 31, 2008.
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
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three months ended March 31, 2009 and 2008. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	19.0%	23.4%

Gross profit	81.0%	76.6%
Operating expenses:
Selling and marketing	26.4%	30.8%
Research and development	34.1%	32.3%
General and administrative	18.9%	22.2%

Total operating expenses	79.4%	85.3%

Operating income (loss)	1.6%	-8.7%
Interest and other income	1.1%	1.3%

Profit (loss) before taxes	2.7%	-7.4%
Income tax expense (benefit)	1.5%	-5.9%

Net income (loss)	1.2%	-1.5%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Substantially all of our operations are organized into two business units:
•	Wireless, which includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, device management; and

•	Consumer, which includes retail sales of our compression and broad consumer-based software.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Wireless	$19,257	$16,156
Consumer	4,251	5,485
Corporate/Other	280	239

Total Revenues	23,788	21,880
Cost of revenues	4,523	5,116

Gross Profit	$19,265	$16,764

     “Corporate/Other” refers to the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
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
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Revenues. Revenues were $23.8 million and $21.9 million for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $1.9 million, or 8.7%. Wireless sales increased $3.1 million, or 19.2%, primarily due to new connectivity and security product OEM licenses of $7.5 million. These increases were partially offset by a $4.4 million decrease primarily due to the change in how our multimedia products were merchandised by our primary music customers; changing from higher revenue, lower margin music kits (including software, cable and ear buds) to downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Consumer group sales decreased $1.2 million, or 22.5%, primarily due to a one-time inventory sell-in of a new major consumer product launched in the first quarter of 2008 and the effect of the worldwide economic downturn in the first quarter of 2009.

     Cost of revenues. Cost of revenues was $4.5 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $0.6 million, or 11.6%. Direct product costs decreased $0.8 million primarily due to a shift in product mix. A decrease in sales of lower margin multimedia and consumer products were more than offset by sales of higher margin OEM license products. Amortization of intangibles increased from $1.0 million to $1.2 million, or $0.2 million, due to several small acquisitions made in the fourth quarter of 2008. Stock-based compensation expense was $0.1 million for both fiscal quarters ended March 31, 2009 and 2008.
     Gross profit. Gross profit was $19.3 million, or 81.0% of revenues for the three months ended March 31, 2009, an increase of $2.5 million, or 14.9%, from $16.8 million, or 76.6% of revenues for the three months ended March 31, 2008. The 4.4 percentage point increase was primarily due to improved product margins of 4.8 points as a result of the change in product mix mentioned above, and lower stock based compensation expense as a percentage of sales of 0.2 points. These items were partially offset by higher amortization of intangibles due to several small acquisitions of 0.6 points.
     Selling and marketing. Selling and marketing expenses were $6.3 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $0.4 million, or 6.8%. This decrease was primarily due to lower stock-based compensation expense which decreased from $1.3 million to $0.7 million, or $0.6 million. This decrease was partially offset by increased personnel costs and higher headcount of $0.2 million.
     Research and development. Research and development expenses were $8.1 million and $7.1 million for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $1.0 million, or 14.8%. This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $1.1 million to support our new product initiatives and new contract wins, and other cost increases of $0.1 million. This increase was partially offset by lower stock-based compensation expense which decreased from $0.8 million to $0.6 million, or $0.2 million. Amortization of purchased technologies was $0.3 million for both fiscal quarters ended March 31, 2009 and 2008.
     General and administrative. General and administrative expenses were $4.5 million and $4.8 million for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $0.3 million, or 7.4%. This decrease was primarily due lower stock-based compensation expense which decreased from $1.4 million to $1.2 million, or $0.2 million and overall reduced spending of $0.1 million.
     Interest and other income. Interest and other income was $0.3 million for both fiscal quarters ended March 31, 2009 and 2008.
     Income tax provision. We recorded an income tax expense for the three months ended March 31, 2009 in the amount of $0.4 million. We recorded a tax benefit of $1.3 million for the three months ended March 31, 2008.
Liquidity and Capital Resources
     At March 31, 2009, we had $41.0 million in cash, cash equivalents, and short-term investments and $51.9 million of working capital. On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $59.7 million in cash plus $0.6 million of legal and banking fees which were paid through March 31, 2008. We currently have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2009. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $2.5 million, stock based compensation of $2.4 million, net income and other non-cash expenses of $0.9 million, and increases of current liabilities of $0.9 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $1.2 million and the reduction of other assets of $0.3 million. Net cash used in operating activities was $0.5 million for the three months ended March 31, 2008. The primary uses of operating cash were for increases in accounts receivable of $4.2 million, and reduction of deferred taxes of $1.3 million, and a reduction of all other working capital assets of $0.8 million. These uses of cash were partially offset by non-cash expenses including stock based compensation of $3.3 million, depreciation and amortization of $2.1 million, and the net loss and other non-cash expenses of $0.4 million.

Investing activities
     During the three months ended March 31, 2009, we used $8.4 million in investing activities due to investing in short-term investments of $7.6 million and capital expenditures, primarily leasehold improvements, of $0.8 million. In the three months ended March 31, 2008, we used $60.6 million in investing activities for the acquisition of the Mobility Solutions Group of PCTEL for $60.3 million, capital expenditures of $0.2 million, and some other acquisition cost adjustments of $0.1 million.
Financing activities
     We received less than $0.1 million in cash during the three months ended March 31, 2009 from the exercise of stock options. In the three months ended March 31, 2008, we used $0.2 million from financing activities for tax benefits from stock-based compensation in accordance with SFAS No. 123(R).
Contractual obligations and commercial commitments
     As of March 31, 2009 we had no debt. The following table summarizes our contractual obligations as of March 31, 2009 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$8,426	$1,597	$3,083	$2,137	$1,609
Purchase Obligations	97	97	—	—	—

Total	$8,523	$1,694	$3,083	$2,137	$1,609

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
Real Property Leases
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 40,000 square feet of space pursuant to leases that expires May 31, 2016. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 13,300 square feet in Watsonville, California under a lease that expires September 30, 2013. We lease approximately 7,300 square feet in Herndon, Virginia under a lease that expires November 30, 2009. Internationally, we lease space in Stockholm, Sweden; Seoul, South Korea; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
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
Sales Incentives
     Pursuant to the consensus of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.3 and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
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
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2009, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
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
Impairment or Disposal of Long Lived Assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at March 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At March 31, 2009, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For both the three months ended March 31, 2009 and 2008, our revenues denominated in foreign currencies were $0.3 million. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time we may be party to litigation incidental to our business, none of which is expected to have a material adverse effect on us.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
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

SMITH MICRO SOFTWARE, INC.

May 7, 2009	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2009	By	/s/ Andrew C. Schmidt
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