Form 10-Q
period 2009-06-30
SMITH MICRO SOFTWARE INC
filed 2009-08-04
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0029027 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No☑
     As of July 31, 2009 there were 32,399,000 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share, and par value data)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,048	$13,966
Short-term investments	29,784	22,649
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,222 (2009) and $1,204 (2008)	22,126	18,424
Inventories, net of reserves for obsolete inventory of $749 (2009) and $404 (2008)	609	1,097
Prepaid expenses and other current assets	1,127	1,026
Deferred tax asset	1,412	1,698

Total current assets	69,106	58,860
Equipment and improvements, net	6,815	4,289
Goodwill	83,483	83,483
Intangible assets, net	23,316	27,603
Deferred tax asset	2,760	2,760

Total assets	$185,480	$176,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,742	$3,492
Accrued liabilities	6,194	6,710
Deferred revenue	3,299	923

Total current liabilities	13,235	11,125
Long-term liabilities	343	466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 32,399,000 and 31,400,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	32	31
Additional paid-in capital	170,843	165,864
Accumulated other comprehensive income	32	69
Accumulated earnings (deficit)	995	(560)

Total stockholders’ equity	171,902	165,404

Total liabilities and stockholders’ equity	$185,480	$176,995

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$25,986	$23,452	$49,774	$45,332
Cost of revenues	3,922	5,463	8,445	10,579

Gross profit	22,064	17,989	41,329	34,753
Operating expenses:
Selling and marketing	6,148	5,839	12,425	12,574
Research and development	8,725	7,853	16,837	14,922
General and administrative	4,508	4,766	8,995	9,614

Total operating expenses	19,381	18,458	38,257	37,110

Operating income (loss)	2,683	(469)	3,072	(2,357)
Interest and other income	119	141	374	416

Profit (loss) before taxes	2,802	(328)	3,446	(1,941)
Income tax expense (benefit)	1,525	(170)	1,891	(1,466)

Net income (loss)	$1,277	$(158)	$1,555	$(475)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.05	$(0.02)

Diluted	$0.04	$(0.01)	$0.05	$(0.02)

Weighted average shares outstanding:
Basic	32,338	30,855	32,008	30,637

Diluted	32,955	30,855	32,464	30,637

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	income (deficit)	Total
BALANCE, December 31, 2008	31,400	$31	$165,864	$69	$(560)	$165,404

Exercise of common stock options	141	—	593	—	—	593
Non cash compensation recognized on stock options	—	—	2,853	—	—	2,853
Restricted stock grants	869	1	1,761	—	—	1,762
Cancellation of shares for payment of withholding tax	(11)	—	(63)	—	—	(63)
Excess tax benefit related to stock compensation	—	—	121	—	—	121
Tax deficiencies related to stock compensation	—	—	(286)	—	—	(286)
Other comprehensive income:
Change in unrealized loss on short-term investments	—	—	—	(37)	—	(37)
Net income	—	—	—	—	1,555	1,555
Total comprehensive income						1,518

BALANCE, June 30, 2009	32,399	$32	$170,843	$32	$995	$171,902

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$1,555	$(475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	5,030	3,039
Loss on disposal of assets	20	—
Provision for doubtful accounts and other adjustments to accounts receivable	623	436
Provision for excess and obsolete inventory	511	120
Tax benefits from stock-based compensation	(121)	(53)
Non cash compensation related to stock options & restricted stock	4,615	6,176
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(4,325)	(7,141)
Deferred income taxes	—	(1,492)
Income tax receivable	—	(54)
Inventories	(23)	342
Prepaid expenses and other assets	(101)	139
Accounts payable and accrued liabilities	2,045	(442)

Net cash provided by operating activities	9,829	595

Investing activities:
Adjustments made to the acquisition of eFrontier America	—	(218)
Adjustments made to the acquisition of Insignia Solutions	—	245
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	—	(60,911)
Capital expenditures	(3,289)	(1,218)
Purchase of short-term investments	(7,172)	(1,748)

Net cash used in investing activities	(10,461)	(63,850)

Financing activities:
Tax benefits from stock-based compensation	121	53
Cash received from exercise of stock options	593	64

Net cash provided by financing activities	714	117

Net increase (decrease) in cash and cash equivalents	82	(63,138)
Cash and cash equivalents, beginning of period	13,966	87,549

Cash and cash equivalents, end of period	$14,048	$24,411

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,177	$311

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets mobile software products and services and an extensive line of personal computing graphic and utility software products. We sell our products and services to many of the world’s leading wireless mobile operators (carriers & cable), original equipment manufacturers (“OEM”) Personal Computer (“PC”) and device manufacturers, enterprise businesses, as well as direct to consumers.
     On December 10, 2007, Smith Micro entered into an Asset Purchase Agreement with PCTEL, Inc. pursuant to which Smith Micro agreed to acquire substantially all of the assets of PCTEL’s Mobility Solutions Group (“MSG”). Pursuant to the terms of the Asset Purchase Agreement, Smith Micro paid $59.7 million in cash to PCTEL at the closing on January 4, 2008.
2. Basis of Presentation
     The accompanying interim consolidated balance sheet and statement of equity as of June 30, 2009, and the related statements of operations and cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2008 filed with the SEC on March 10, 2009 and April 29, 2009, respectively.
     Intercompany balances and transactions have been eliminated in consolidation.
     Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$1,277	$(158)	$1,555	$(475)

Denominator:
Weighted average shares outstanding - basic	32,338	30,855	32,008	30,637
Potential common shares - options (treasury stock method)	617	—	456	—

Weighted average shares outstanding - diluted	32,955	30,855	32,464	30,637

Shares excluded (anti-dilutive)	—	3,706		3,719

Shares excluded due to an exercise price greater than
weighted average stock price for the period	2,475	—	2,624	—

Net income (loss) per common share:
Basic	$0.04	($0.01)	$0.05	($0.02)

Diluted	$0.04	($0.01)	$0.05	($0.02)

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
     The 2005 Plan provides for the issuance of non-qualified or incentive stock options and restricted stock to employees, non-employee members of the board and consultants. The exercise price per share for option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. In general, options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months. The maximum number of shares of the Company’s common stock that were available for issuance over the term of the original 2005 Plan previously could not exceed 5,000,000 shares, plus additional shares equal to 2.5% of the number of shares of common stock outstanding on the last trading day of the calendar year commencing with calendar year 2006, but not in excess of 750,000 shares. On October 11, 2007, our shareholders voted to approve an amendment to the 2005 Plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).
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
     The Company adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations during the three and six months ended June 30, 2009 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123.
Valuation of Stock Option and Restricted Stock Awards
     There were no stock options granted during the six months ended June 30, 2009. There were no stock options granted during the three months ended June 30, 2008. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2008 was $4.07. The assumptions used to compute the share-based compensation costs for the stock options granted during the six months ended June 30, 2008, using the Black-Scholes option pricing model, were as follows:

Six Months Ended
June 30, 2008
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
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the six months ended June 30, 2009, a total of 50,000 shares of restricted stock, with a total value of $0.2 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.9 million shares of restricted stock, with a total value of $3.5 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Cost of revenues	$56	$132	$129	$232
Selling and marketing	627	679	1,306	1,966
Research and development	649	881	1,256	1,648
General and administrative	909	1,145	1,924	2,330

Total non-cash stock compensation expense	$2,241	$2,837	$4,615	$6,176

     Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.2 million in the three months ended June 30, 2009 and $0.3 million in the three months ended June 30, 2008. The cash payment of income taxes related to grants of restricted stock totaled $0.5 million for the six months ended June 30, 2009 and $0.5 million for the six months ended June 30, 2008.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of June 30, 2009, and the activity during the six months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2008	4,289	$10.94
Granted (unaudited)	—	$—
Exercised (unaudited)	(141)	$4.21
Cancelled (unaudited)	(334)	$14.28

Outstanding as of June 30, 2009 (unaudited)	3,814	$10.81	$—

Exercisable as of June 30, 2009 (unaudited)	2,672	$9.57	$617

     During the six months ended June 30, 2009, options to acquire 141,000 shares were exercised with an intrinsic value of $0.8 million, resulting in cash proceeds to the Company of $0.6 million. There were no stock options granted during the six months ended June 30, 2009. For the three months ended June 30, 2009, there were $7.7 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At June 30, 2009, there were 1.5 million shares available for future grants under the 2005 Plan.

     Additional information regarding options outstanding as of June 30, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	285	4.7	$1.67	285	$1.67
$4.01 - $6.00	856	6.1	$4.95	832	$4.95
$6.01 - $12.00	287	7.4	$8.74	196	$8.68
$12.01 - $14.00	1,310	7.6	$12.68	770	$12.69
$14.01 - $16.00	673	7.7	$15.18	384	$15.18
$16.01 - $19.00	403	7.9	$17.80	205	$17.88

	3,814	7.1	$10.81	2,672	$9.57

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of June 30, 2009, and the activity during the six months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2008	998
Granted (unaudited)	891
Cancelled (unaudited)	(21)
Vested (unaudited)	(240)

Unvested at June 30, 2009 (unaudited)	1,628

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
7. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance

Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2009 and December 31, 2008, bank balances totaling approximately $6.9 million and $14.0 million, respectively, were uninsured.
8. Short-Term Investments
     Short-term investments consist of U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. All securities are accounted for on a specific identification basis. As of June 30, 2009, the following available-for-sale securities were in a gain position (in thousands):

	(unaudited)
	Fair value	Unrealized gain
Holding period of less than 12 months:
Corporate bonds and notes	$10,950	$9
Government securities	18,834	23

Total	$29,784	$32

     SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 - Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     In accordance with SFAS No. 157, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short-term investments are classified within Level 1 by using quoted market prices utilizing market observable inputs.
     For the six months ended June 30, 2009, realized gains or losses on our short-term investments were essentially breakeven; reported in the interest and other income line on the consolidated statements of operations.
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
10. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2009, our net inventory balance of $0.6 million consisted of approximately $0.2 million of assembled products and $0.4 million of components.

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
     The carrying amount of the Company’s goodwill was $83.5 million as of June 30, 2009 and December 31, 2008.
13. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Useful	June 30, 2009 (unaudited)			December 31, 2008
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing:
Purchased Technology	1	$3,047	$(2,496)	$551	$3,047	$(1,836)	$1,211
Capitalized Software	5-7	23,846	(9,265)	14,581	23,846	(6,899)	16,947
Distribution Rights	5	482	(412)	70	482	(377)	105
Customer Lists	5	1,484	(862)	622	1,484	(676)	808
Database	10	182	(29)	153	182	(20)	162
Trademarks	10	809	(408)	401	809	(375)	434
Trade Names	1-2	2,121	(606)	1,515	2,121	(406)	1,715
Customer Agreements	4-7	1,135	(892)	243	1,135	(650)	485
Customer Relationships	1-9	7,020	(1,840)	5,180	7,020	(1,284)	5,736

Totals		$40,126	$(16,810)	$23,316	$40,126	$(12,523)	$27,603

     Aggregate amortization expense on intangible assets was $2.1 million and $4.3 million for the three and six months ended June 30, 2009, respectively. Expected future amortization expense is as follows: $4.1 million for the remainder of 2009, $5.9 million for 2010, $5.5 million for 2011, $4.8 million for 2012, $2.2 million for 2013, and $0.8 million thereafter.
14. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net income (loss)	$1,277	$(158)	$1,555	$(475)
Change in unrealized gain on investments, net	8	—	(37)	—

Total comprehensive income (loss)	$1,285	$(158)	$1,518	$(475)

15. Segment and Geographical Information
Segment Information
          The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has two primary business units. Wireless includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, firmware over the air and products for the IMS application layer. Productivity & Graphics includes retail sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
          The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
          The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Wireless	$21,373	$16,836	$40,630	$32,992
Productivity & Graphics	4,332	6,220	8,583	11,705
Corporate/Other	281	396	561	635

Total Revenues	$25,986	$23,452	$49,774	$45,332

          Sales to two customers and their respective affiliates in the Wireless business segment accounted for 35.6% and 13.0% of the Company’s total revenues for the three months ended June 30, 2009. Sales to one customer in the Wireless business segment accounted for 40.9% of the Company’s total revenues for the three months ended June 30, 2008. Sales to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 13.6% of the Company’s total revenues for the six months ended June 30, 2009. Sales to one customer in the Wireless business segment accounted for 42.4% of the Company’s total revenues for the six months ended June 30, 2008.
Geographical Information
     During the three and six months ended June 30, 2009 and 2008, the Company operated in three geographic locations: the Americas, Asia Pacific, and Europe, the Middle East, and Africa (“EMEA”). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Americas	$24,434	$20,732	$45,385	$40,513
Asia Pacific	666	1,546	1,985	2,607
EMEA	886	1,174	2,404	2,212

Total Revenues	$25,986	$23,452	$49,774	$45,332

     The Company does not separately allocate specific assets to these geographic locations.
16. Recent Accounting Pronouncements
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 on its effective date and does not expect its adoption to have an impact on its consolidated results of operations and financial condition.
          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 addresses (1) the effects on certain provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS No. 167 on its effective date and does not expect its adoption to have an impact on its consolidated results of operations and financial condition.
          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company will adopt SFAS No. 166 on its effective date and does not expect its adoption to have an impact on its consolidated results of operations and financial condition.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has adopted SFAS No. 165. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required and its adoption did not impact its consolidated results of operations and financial condition.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
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
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted SFAS No. 160 and its adoption did not impact its consolidated results of operations and financial condition.
17. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of June 30, 2009 are as follows (in thousands):

Year Ending December 31,	Operating
2009-6 months	$794
2010	1,538
2011	1,546
2012	1,389
2013	920
2014	737
Beyond	1,080

Total	$8,004

     Rent expense under operating leases for the three months ended June 30, 2009 and 2008 was $0.4 million and $0.5 million, respectively. Rent expense under operating leases for both the six months ended June 30, 2009 and 2008 was $0.9 million and $0.8 million, respectively.
18. Income Taxes
          We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007, and 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.
          In the three and six months ended June 30, 2009, we recorded income tax expense in the amount of $1.5 million and $1.9 million, respectively.
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
Overview
          Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets mobile software products and services and an extensive line of personal computing graphic and utility software products. We sell our products and services to many of the world’s leading wireless mobile operators (carriers & cable), original equipment manufacturers (“OEM”) Personal Computer (“PC”) and device manufacturers, enterprise businesses, as well as direct to consumers.
          The Company is committed to bringing together innovative solutions from mobile connectivity, to managing media content mobility, and to advancing mobile software management. Smith Micro products enrich people’s experience with their computers, mobile devices, and providing access to wireless networks.
          The Company is focused on developing mobility solutions that enable seamless broadband connectivity and next-generation multimedia and fixed mobile convergence products over wireless networks. The Company’s portfolio of mobility solutions include the QuickLink® family of client and server products that enable seamless broadband connectivity to manage wireless data communications for 3G and 4G WWAN, WiMAX and WiFi broadband wireless networks, and next generation multimedia products to manage content mobility and fix mobile convergence products for mobile devices and wireless networks. The Company also integrates device management and data compression solutions into both existing connectivity products and standalone product offerings.

     The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, WiFi, and WiMAX—are combined with new devices such as mobile phones, PCs, Netbooks, Smartphones, and Ultra-Mobile PCs, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     In addition, the Company distributes its product lines and various third-party software products worldwide, direct and through our online stores, third-party wholesalers, retailers and value-added resellers.
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
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and six months ended June 30, 2009 and 2008. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	15.1	23.3	17.0	23.3

Gross profit	84.9	76.7	83.0	76.7
Operating expenses:
Selling and marketing	23.7	24.9	24.9	27.8
Research and development	33.6	33.5	33.8	32.9
General and administrative	17.3	20.3	18.1	21.2

Total operating expenses	74.6	78.7	76.8	81.9

Operating income (loss)	10.3	(2.0)	6.2	(5.2)
Interest and other income	0.5	0.6	0.7	0.9

Profit (loss) before taxes	10.8	(1.4)	6.9	(4.3)
Income tax expense (benefit)	5.9	(0.7)	3.8	(3.2)

Net income (loss)	4.9%	(0.7)%	3.1%	(1.1)%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Substantially all of our operations are organized into two business units:
•	Wireless, which includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, device management; and

•	Productivity & Graphics, which includes retail sales of our compression and broad consumer-based software.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Wireless	$21,373	$16,836	$40,630	$32,992
Productivity & Graphics	4,332	6,220	8,583	11,705
Corporate/Other	281	396	561	635

Total Revenues	25,986	23,452	49,774	45,332
Cost of revenues	3,922	5,463	8,445	10,579

Gross Profit	$22,064	$17,989	$41,329	$34,753

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
     Interest and other income. Interest and other income are directly related to our average cash and short term investment balances during the period and vary among periods. In June 2008, we changed our investment strategy to include short-term investments in equity and debt securities with maturity dates within three to 12 months. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.
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
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Revenues. Revenues were $26.0 million and $23.5 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $2.5 million, or 10.8%. Wireless sales increased $4.5 million, or 26.9%, primarily due to new connectivity and security product OEM licenses of $7.1 million. These increases were partially offset by a $2.6 million decrease primarily due to the change in how our multimedia products were merchandised by our primary music customers; changing from higher revenue, lower margin music kits (including software, cable and ear buds) to downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Productivity & Graphics sales decreased $1.9 million, or 30.4%, primarily due to the effect of the worldwide economic downturn. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.
     Cost of revenues. Cost of revenues were $3.9 million and $5.4 million for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $1.5 million, or 28.2%. Direct product costs decreased $1.8 million primarily due to a shift in product mix. A decrease in sales of lower margin multimedia and productivity and graphics products were more than offset by sales of higher margin OEM license products. Amortization of intangibles increased from $0.9 million to $1.2 million, or $0.3 million, due to several small acquisitions made in the fourth quarter of 2008. Stock-based compensation expense was $0.1 million for both fiscal quarters ended June 30, 2009 and 2008.
     Gross profit. Gross profit was $22.1 million, or 84.9% of revenues for the three months ended June 30, 2009, an increase of $4.1 million, or 22.7%, from $18.0 million, or 76.7% of revenues for the three months ended June 30, 2008. The 8.2 percentage point increase was primarily due to improved product margins of 8.7 points as a result of the change in product mix mentioned above, and lower stock-based compensation expense as a percentage of sales of 0.3 points. These items were partially offset by higher amortization of intangibles due to several small acquisitions of 0.8 points.
     Selling and marketing. Selling and marketing expenses were $6.1 million and $5.8 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $0.3 million, or 5.3%. This increase was primarily due to an increase in personnel costs associated with increased headcount. Stock-based compensation expense was $0.7 million for both fiscal quarters ended June 30, 2009 and 2008. Amortization of intangible assets was $0.6 million for both fiscal quarters ended June 30, 2009 and 2008.
     Research and development. Research and development expenses were $8.7 million and $7.8 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $0.9 million, or 11.1%. This increase was primarily due to increased personnel and recruiting costs associated with new hired headcount of $1.1 million to support our new product initiatives and new contract wins. This increase was partially offset by lower stock-based compensation expense which decreased from $0.9 million to $0.7 million, or $0.2 million. Amortization of purchased technologies was $0.3 million for both fiscal quarters ended June 30, 2009 and 2008.
     General and administrative. General and administrative expenses were $4.5 million and $4.8 million for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $0.3 million, or 5.4%. This decrease was primarily due lower stock-based compensation expense which decreased from $1.3 million to $1.0 million.
     Interest and other income. Interest and other income was $0.1 million for both fiscal quarters ended June 30, 2009 and 2008.
     Income tax provision. We recorded an income tax expense for the three months ended June 30, 2009 in the amount of $1.5 million, and a tax benefit of $0.2 million for the three months ended June 30, 2008. The high effective tax rate is due to stock-based compensation book expense which is a permanent difference to taxable income.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Revenues. Revenues were $49.8 million and $45.3 million for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $4.4 million, or 9.8%. Wireless sales increased $7.6 million, or 23.2%, primarily due to new connectivity and security product OEM licenses of $14.7 million. These increases were partially offset by a $7.1 million decrease primarily due to the change in how our multimedia products were merchandised by our primary music customers; changing from higher revenue, lower margin music kits (including software, cable and ear buds) to downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Productivity & Graphics sales decreased $3.1 million, or 26.7%, primarily due to the effect of the worldwide economic downturn. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.
     Cost of revenues. Cost of revenues were $8.5 million and $10.6 million for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $2.1 million, or 20.2%. Direct product costs decreased $2.5 million primarily due to a shift in product mix. A decrease in sales of lower margin multimedia and productivity and graphics products were more than offset by sales of higher margin OEM license products. Amortization of intangibles increased from $1.8 million to $2.3 million, or $0.5 million, due to several small acquisitions made in the fourth quarter of 2008. Stock-based compensation expense decreased from $0.2 million to $0.1 million, or $0.1 million.
     Gross profit. Gross profit was $41.3 million, or 83.0% of revenues for the six months ended June 30, 2009, an increase of $6.6 million, or 18.9%, from $34.7 million, or 76.7% of revenues for the six months ended June 30, 2008. The 6.3 percentage point increase was primarily due to improved product margins of 6.8 points as a result of the change in product mix mentioned above, and lower stock-based compensation expense as a percentage of sales of 0.2 points. These items were partially offset by higher amortization of intangibles due to several small acquisitions of 0.7 points.
     Selling and marketing. Selling and marketing expenses were $12.4 million and $12.5 million for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $0.1 million, or 1.2%. This decrease was primarily due to a lower stock-

based compensation expense of $0.7 million, decreasing from $2.1 million to $1.4 million. This decrease was partially offset by costs associated with headcount increases of $0.5 million and higher amortization of intangibles of $0.1 million, which increased from $1.2 million to $1.3 million.
     Research and development. Research and development expenses were $16.8 million and $14.9 million for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $1.9 million, or 12.8%. This increase was primarily due to increased personnel, recruiting, and overhead costs associated with increased headcount of $2.7 million to support our new product initiatives and new contract wins. This increase was partially offset by lower consulting costs of $0.4 million as these temporary resources were replaced by full-time employees and lower stock-based compensation expense which decreased from $1.7 million to $1.3 million, or $0.4 million. Amortization of purchased technologies was $0.6 million for both six months ended June 30, 2009 and 2008.
     General and administrative. General and administrative expenses were $9.0 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $0.6 million, or 6.4%. Expense decreases were due to overall reduced spending of $0.7 million and lower stock-based compensation expense which decreased from $2.7 million to $2.2 million, or $0.5 million. These expense decreases were partially offset by increased space and occupancy costs of $0.4 million and higher salaries of $0.2 million.
     Interest and other income. Interest and other income was $0.4 million for both six months ended June 30, 2009 and 2008.
     Income tax provision. We recorded an income tax expense for the six months ended June 30, 2009 in the amount of $1.9 million, and a tax benefit of $1.5 million for the six months ended June 30, 2008. The high effective tax rate is due to stock-based compensation book expense which is a permanent difference to the taxable income.
Liquidity and Capital Resources
     At June 30, 2009, we had $43.8 million in cash and cash equivalents and short-term investments and $55.9 million of working capital. On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $59.7 million in cash plus $1.2 million of legal and banking fees which were paid through June 30, 2008. We currently have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2009. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $5.0 million, stock-based compensation of $4.6 million, net income and other non-cash expenses of $2.6 million, and increases of current liabilities of $2.0 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $4.3 million and the reduction of other assets of $0.1 million. Net cash provided by operating activities was $0.6 million for the six months ended June 30, 2008. The primary sources of operating cash were adjustments for non-cash expenses including stock based compensation of $6.2 million and depreciation and amortization of $3.0 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $7.1 million and a reduction of deferred taxes of $1.5 million.
Investing activities
     During the six months ended June 30, 2009, we used $10.5 million in investing activities due to investing in short-term investments of $7.2 million and capital expenditures for leasehold improvements, a new phone system, a new ERP system, and other computer equipment of $3.3 million. In the six months ended June 30, 2008, we used $63.9 million in investing activities for the acquisition of the Mobility Solutions Group of PCTEL for $60.9 million, investing in short-term investments of $1.8 million, and capital expenditures of $1.2 million.
Financing activities
     We received $0.7 million in cash during the six months ended June 30, 2009; $0.6 million from the exercise of stock options and $0.1 million for tax benefits from stock-based compensation in accordance with SFAS No. 123(R). In the six months ended June 30, 2008, we received $0.1 million primarily from the exercise of stock options.

Contractual obligations and commercial commitments
     As of June 30, 2009 we had no debt. The following table summarizes our contractual obligations as of June 30, 2009 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$8,004	$1,557	$3,082	$1,912	$1,453
Purchase Obligations	151	151	—	—	—

Total	$8,155	$1,708	$3,082	$1,912	$1,453

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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
     We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue in accordance with the AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements of SOP No. 97-2 are met. If the requirements of SOP No. 97-2 are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from

OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Productivity & Graphics group certain revenues are booked net of revenue sharing payments, pursuant to the consensus of EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized consistent with SOP No. 97-2. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
Sales Incentives
     Pursuant to the consensus of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), effective January 1, 2002, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.6 and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.
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
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2009, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
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
Impairment or Disposal of Long Lived Assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. The Company has determined that there was no impairment at June 30, 2009.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At June 30, 2009, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three months ended June 30, 2009 and 2008, our revenues denominated in foreign currencies were $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2009 and 2008, our revenues denominated in foreign currencies were both $0.7 million. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.
10.10	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
August 4, 2009	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2009	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)