Form 10-Q
period 2009-09-30
SMITH MICRO SOFTWARE INC
filed 2009-11-05
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐   No ☑
     As of October 31, 2009 there were 33,362,000 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2009
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	3
	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits	25

	SIGNATURES	26
EXHIBIT 2.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$16,175	$13,966
Short-term investments	32,361	22,649
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,479 (2009) and $1,204 (2008)	23,293	18,424
Inventories, net of reserves for obsolete inventory of $1,118 (2009) and $404 (2008)	506	1,097
Prepaid expenses and other current assets	798	869
Deferred tax asset	1,658	1,698

Total current assets	74,791	58,703
Equipment and improvements, net	7,046	4,289
Goodwill	83,483	83,483
Intangible assets, net	21,187	27,603
Other assets	160	157
Deferred tax asset	2,760	2,760

Total assets	$189,427	$176,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,162	$3,492
Accrued liabilities	4,936	6,710
Deferred revenue	2,331	923

Total current liabilities	11,429	11,125
Long-term liabilities	211	466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 32,662,000 and 31,400,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	33	31
Additional paid-in capital	174,759	165,864
Accumulated other comprehensive income	19	69
Accumulated earnings (deficit)	2,976	(560)

Total stockholders’ equity	177,787	165,404

Total liabilities and stockholders’ equity	$189,427	$176,995

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$27,820	$26,641	$77,594	$71,973
Cost of revenues	3,540	5,197	11,985	15,776

Gross profit	24,280	21,444	65,609	56,197
Operating expenses:
Selling and marketing	5,946	6,255	18,371	18,829
Research and development	9,229	8,199	26,066	23,121
General and administrative	4,967	4,941	13,962	14,555

Total operating expenses	20,142	19,395	58,399	56,505

Operating income (loss)	4,138	2,049	7,210	(308)
Interest and other income	121	104	495	520

Profit before taxes	4,259	2,153	7,705	212
Income tax expense	2,278	3,729	4,169	2,263

Net income (loss)	$1,981	$(1,576)	$3,536	$(2,051)

Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.11	$(0.07)

Diluted	$0.06	$(0.05)	$0.11	$(0.07)

Weighted average shares outstanding:
Basic	32,523	31,289	32,182	30,856

Diluted	33,145	31,289	32,641	30,856

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	income (deficit)	Total
BALANCE, December 31, 2008	31,400	$31	$165,864	$69	$(560)	$165,404

Exercise of common stock options	404	1	1,615	—	—	1,616
Non cash compensation recognized on stock options	—	—	4,053	—	—	4,053
Restricted stock grants	875	1	2,606	—	—	2,607
Cancellation of shares for payment of withholding tax	(17)	—	(118)	—	—	(118)
Excess tax benefit related to stock compensation	—	—	779	—	—	779
Tax deficiencies related to stock compensation	—	—	(40)	—	—	(40)
Other comprehensive income:
Change in unrealized loss on short-term investments	—	—	—	(50)	—	(50)
Net income	—	—	—	—	3,536	3,536

Total comprehensive income						3,486

BALANCE, September 30, 2009	32,662	$33	$174,759	$19	$2,976	$177,787

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$3,536	$(2,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	7,645	6,459
Loss on disposal of assets	20	—
Provision for doubtful accounts and other adjustments to accounts receivable	1,190	637
Provision for excess and obsolete inventory	896	270
Tax benefits from stock-based compensation	(779)	(78)
Non cash compensation related to stock options & restricted stock	6,541	9,177
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(6,059)	(8,030)
Deferred income taxes	—	1,394
Income tax receivable	—	(82)
Inventories	(305)	472
Prepaid expenses and other assets	68	151
Accounts payable and accrued liabilities	828	196

Net cash provided by operating activities	13,581	8,515

Investing activities:
Adjustments made to the acquisition of eFrontier America	—	(686)
Adjustments made to the acquisition of Insignia Solutions	—	245
Acquisition of PCTel’s Mobility Solutions Group, net of cash received	—	(60,911)
Other intangibles	—	(500)
Capital expenditures	(4,006)	(3,161)
Purchase of short-term investments	(9,762)	(6,301)

Net cash used in investing activities	(13,768)	(71,314)

Financing activities:
Tax benefits from stock-based compensation	779	78
Cash received from exercise of stock options	1,617	129

Net cash provided by financing activities	2,396	207

Net increase (decrease) in cash and cash equivalents	2,209	(62,592)
Cash and cash equivalents, beginning of period	13,966	87,549

Cash and cash equivalents, end of period	$16,175	$24,957

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,189	$417

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets mobile software products and services and an extensive line of personal computing graphic and utility software products. We sell our products and services to many of the world’s leading wireless mobile device operators (carriers and cable), mobile device original equipment manufacturers (“OEM”), personal computer (“PC”) manufacturers, and enterprise businesses, as well as directly to consumers.
     On September 9, 2009, we agreed to acquire Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. The transaction closed on October 26, 2009, and Core Mobility became a wholly-owned subsidiary of Smith Micro. In addition, the former shareholders of Core Mobility have the ability to earn additional cash consideration of up to $1.9 million in the form of earn-out payments, contingent on Core Mobility achieving certain milestone deliverables for product development and deployment. Acquisition-related costs of $0.1 million were recorded in the period ended September 30, 2009 in the general and administrative section of the consolidated statement of operations.
2. Basis of Presentation
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted SFAS No. 168 on its effective date and it is incorporated in this 10-Q SEC filing.
     The accompanying interim consolidated balance sheet and statement of equity as of September 30, 2009, and the related statements of operations and cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
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
     Certain prior year amounts on the balance sheet have been reclassified to conform to the current year presentation.
     Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
3. Net Income (Loss) Per Share
     The Company calculates earnings per share (“EPS”) as required by the Earning Per Share Topic of the FASB Accounting Standards Codification. Basic EPS is calculated by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$1,981	$(1,576)	$3,536	$(2,051)

Denominator:
Weighted average shares outstanding — basic	32,523	31,289	32,182	30,856
Potential common shares — options (treasury stock method)	622	—	459	—

Weighted average shares outstanding — diluted	33,145	31,289	32,641	30,856

Shares excluded (anti-dilutive)	—	3,111		3,110

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,462	—	2,501	—

Net income (loss) per common share:
Basic	$0.06	($0.05)	$0.11	($0.07)

Diluted	$0.06	($0.05)	$0.11	($0.07)

4. Stock-Based Compensation
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
Stock Compensation
     Effective January 1, 2006, the Company started to measure and recognize compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values as required by the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification. The Company used the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of stock compensation expense.
     Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations during the three and nine months ended September 30, 2009 and 2008 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.

Valuation of Stock Option and Restricted Stock Awards
     The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2009 was $3.23 for both periods. The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2008 was $2.32 and $3.74, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and nine months ended September 30, 2009 and 2008, using the Black-Scholes option pricing model, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee Stock Options
Risk-free interest rate	0.5%	2.2%	0.5%	2.8%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	1	1	1	4
Volatility	71.0%	72.0%	71.0%	71.0%
Forfeiture rate	—	—	—	3.5%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the nine months ended September 30, 2009, a total of 50,000 shares of restricted stock, with a total value of $0.2 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.9 million shares of restricted stock, with a total value of $4.4 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
Compensation Costs
     As required by the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification, the Company elected to attribute the value of stock-based compensation to expense using the straight-line method over the requisite service period for each award, which was previously used for its pro forma information. Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Cost of revenues	$28	$99	$157	$331
Selling and marketing	592	760	1,898	2,727
Research and development	643	835	1,899	2,483
General and administrative	782	1,306	2,706	3,636

Total non-cash stock compensation expense	$2,045	$3,000	$6,660	$9,177

     Total stock-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.4 million for both the three months ended September 30, 2009 and 2008. The cash payment of income taxes related to grants of restricted stock totaled $0.8 million for the nine months ended September 30, 2009 and $0.9 million for the nine months ended September 30, 2008.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of September 30, 2009, and the activity during the nine months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2008	4,289	$10.94
Granted (unaudited)	25	$11.59
Exercised (unaudited)	(404)	$4.00
Cancelled (unaudited)	(359)	$14.58

Outstanding as of September 30, 2009 (unaudited)	3,551	$11.27	$—

Exercisable as of September 30, 2009 (unaudited)	2,606	$10.33	$5,277

     During the nine months ended September 30, 2009, options to acquire 404,000 shares were exercised with an intrinsic value of $3.4 million, resulting in cash proceeds to the Company of $1.6 million. The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 was $3.23. For the three months ended September 30, 2009, there were $6.6 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At September 30, 2009, there were 1.4 million shares available for future grants under the 2005 Plan.
     Additional information regarding options outstanding as of September 30, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price

$0.24 - $4.00	188	4.4	$1.56	188	$1.56
$4.01 - $6.00	695	5.8	$4.95	694	$4.95
$6.01 - $12.00	306	7.4	$8.99	231	$9.08
$12.01 - $14.00	1,309	7.4	$12.68	851	$12.69
$14.01 - $16.00	673	7.5	$15.18	425	$15.18
$16.01 - $19.00	380	7.7	$17.73	217	$17.81

	3,551	7.0	$11.27	2,606	$10.33

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of September 30, 2009, and the activity during the nine months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2008	998
Granted (unaudited)	963
Vested (unaudited)	(353)
Cancelled (unaudited)	(88)

Unvested at September 30, 2009 (unaudited)	1,520

5. Fair Value of Financial Instruments
     The Company measures and discloses fair value measurements as required by as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.

     The carrying value of accounts receivable, foreign cash accounts, prepaid expenses, other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
     As required by the Financial Instruments Topic of the FASB Accounting Standards Codification, an entity can choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. This Topic also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted, the Company has elected not to use the fair value option to measure our available-for-sale securities under this Topic and will continue to report as required by the Investments-Debt and Equity Topic of the FASB Accounting Standards Codification. We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.
6. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2009 and December 31, 2008, bank balances totaling approximately $4.5 million and $14.0 million, respectively, were uninsured.
7. Short-Term Investments
     Short-term investments consist of U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments as required by the Investments-Debt and Equity Topic of the FASB Accounting Standards Codification These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. All securities are accounted for on a specific identification basis. As of September 30, 2009, the following available-for-sale securities were in a gain position (in thousands):

	(unaudited)
	Fair value	Unrealized gain
Holding period of less than 12 months:
Corporate bonds and notes	$7,047	$3
Government securities	25,314	16

Total	$32,361	$19

     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 — Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     As required by the Financial Instruments Topic of the FASB Accounting Standards Codification, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short-term investments are classified within Level 1 by using quoted market prices utilizing market observable inputs.
     For the nine months ended September 30, 2009, realized losses on our short-term investments were $0.1 million, and is reported in the interest and other income line on the consolidated statements of operations.

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
9. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2009, our net inventory balance of $0.5 million consisted of approximately $0.1 million of assembled products and $0.4 million of components.
10. Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
11. Goodwill
     As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2008. We also noted that during the nine months ended September 30, 2009, there were no impairment indicators for goodwill.
     The carrying amount of the Company’s goodwill was $83.5 million as of September 30, 2009 and December 31, 2008.
12. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Useful	September 30, 2009 (unaudited)			December 31, 2008
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Amortizing:
Purchased Technology	1	$3,047	$(2,827)	$220	$3,047	$(1,836)	$1,211
Capitalized Software	5-7	23,846	(10,432)	13,414	23,846	(6,899)	16,947
Distribution Rights	5	482	(430)	52	482	(377)	105
Customer Lists	5	1,484	(955)	529	1,484	(676)	808
Database	10	182	(33)	149	182	(20)	162
Trademarks	10	809	(425)	384	809	(375)	434
Trade Names	1-2	2,121	(706)	1,415	2,121	(406)	1,715
Customer Agreements	4-7	1,135	(1,014)	121	1,135	(650)	485
Customer Relationships	1-9	7,020	(2,117)	4,903	7,020	(1,284)	5,736

Totals		$40,126	$(18,939)	$21,187	$40,126	$(12,523)	$27,603

     Aggregate amortization expense on intangible assets was $2.1 million and $6.4 million for the three and nine months ended September 30, 2009, respectively. Expected future amortization expense is as follows: $1.9 million for the remainder of 2009, $5.9 million for 2010, $5.5 million for 2011, $4.8 million for 2012, $2.3 million for 2013, and $0.8 million thereafter.
13. Other Assets
     Deposits have been reclassified from prepaid expenses and other current assets. These are primarily office rent deposits.
14. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net income (loss)	$1,981	$(1,576)	$3,536	$(2,051)
Change in unrealized gain on investments, net	(13)	(30)	(50)	(30)

Total comprehensive income (loss)	$1,968	$(1,606)	$3,486	$(2,081)

15. Segment and Geographical Information
Segment Information
     Public companies are required to report financial and descriptive information about their reportable operating segments as required by the Segment Reporting Topic of the FASB Accounting Standards Codification. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has two primary business units. Wireless includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, firmware over the air and products for the IMS application layer. Productivity & Graphics includes retail sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Wireless	$22,665	$19,919	$63,295	$52,911
Productivity & Graphics	4,986	6,396	13,569	18,101
Corporate/Other	169	326	730	961

Total Revenues	$27,820	$26,641	$77,594	$71,973

     Sales to three customers and their respective affiliates in the Wireless business segment accounted for 33.0%, 12.0%, and 11.0% of the Company’s total revenues for the three months ended September 30, 2009. Sales to two customers in the Wireless business segment accounted for 26.2% and 11.5% of the Company’s total revenues for the three months ended September 30, 2008. Sales to two customers and their respective affiliates in the Wireless business segment accounted for 32.4% and 13.0% of the Company’s total revenues for the nine months ended September 30, 2009. Sales to one customer in the Wireless business segment accounted for 36.4% of the Company’s total revenues for the nine months ended September 30, 2008.

Geographical Information
     During the three and nine months ended September 30, 2009 and 2008, the Company operated in three geographic locations: the Americas, Asia Pacific, and Europe, the Middle East, and Africa (“EMEA”). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Americas	$25,496	$24,008	$70,881	$64,521
Asia Pacific	1,198	1,314	3,183	3,921
EMEA	1,126	1,319	3,530	3,531

Total Revenues	$27,820	$26,641	$77,594	$71,973

     The Company does not separately allocate specific assets to these geographic locations.
16. Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted SFAS No. 168 on its effective date and it is incorporated in this 10-Q SEC filing.
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
     In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations which has since been superseded by the Business Combinations Topic of the FASB Accounting Standards Codification. The Topic is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The Topic requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Topic is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted this Topic but the impact will not be known until there is another business acquisition.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements which has since been superseded by the Consolidation Topic of the FASB Accounting Standards Codification. This Topic improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, it eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The Topic is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted this Topic and its adoption did not impact its consolidated results of operations and financial condition.
17. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of September 30, 2009 are as follows (in thousands):

Year Ending December 31,	Operating
2009-3 months	$434
2010	1,689
2011	1,606
2012	1,393
2013	923
2014	737
Beyond	1,081

Total	$7,863

     Rent expense under operating leases for the three months ended September 30, 2009 and 2008 was $0.5 million and $0.4 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2009 and 2008 was $1.4 million and $1.3 million, respectively.
18. Income Taxes
     The Company accounts for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007, and 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009.
     In the three and nine months ended September 30, 2009, we recorded income tax expense in the amount of $2.3 million and $4.2 million, respectively.
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
19. Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events which has since been superseded by the Subsequent Events Topic of the FASB Accounting Standards Codification. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

The Company has adopted this Topic. Subsequent events have been evaluated as of November 5, 2009 and no further disclosures were required and its adoption did not impact its consolidated results of operations and financial condition.
     On September 9, 2009, we agreed to acquire Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. The transaction closed on October 26, 2009, and Core Mobility became a wholly-owned subsidiary of Smith Micro. In addition, the former shareholders of Core Mobility have the ability to earn additional cash consideration of up to $1.9 million in the form of earn-out payments, contingent on Core Mobility achieving certain milestone deliverables for product development and deployment. Acquisition-related costs of $0.1 million were recorded in the period ended September 30, 2009 in the general and administrative section of the consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements regarding Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
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
Overview
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets mobile software products and services and an extensive line of personal computing graphic and utility software products. We sell our products and services to many of the world’s leading wireless mobile device operators (carriers and cable), mobile device original equipment manufacturers (“OEM”), personal computer (“PC”) manufacturers, and enterprise businesses, as well as directly to consumers.
     We develop mobility solutions that enable seamless broadband connectivity and next-generation multimedia and fixed-mobile convergence products over wireless networks. The Company’s portfolio of mobility solutions include the QuickLink® family of client and server products that enable seamless broadband connectivity to manage wireless data communications for 3G and 4G WWAN, WiMAX and WiFi broadband wireless networks, and next generation multimedia products to manage content mobility and fixed-mobile convergence products for mobile devices and wireless networks. The Company also integrates device management and data compression solutions into both existing connectivity products and standalone product offerings.
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

     We distribute our product lines and various third-party software products worldwide, directly and through our online stores, third-party wholesalers, retailers and value-added resellers.
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
     On September 9, 2009, we agreed to acquire Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. The transaction closed on October 26, 2009, and Core Mobility became a wholly-owned subsidiary of Smith Micro. In addition, the former shareholders of Core Mobility have the ability to earn additional cash consideration of up to $1.9 million in the form of earn-out payments, contingent on Core Mobility achieving certain milestone deliverables for product development and deployment. Acquisition-related costs of $0.1 million were recorded in the period ended September 30, 2009 in the general and administrative section of the consolidated statement of operations.
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.7	19.5	15.4	21.9

Gross profit	87.3	80.5	84.6	78.1
Operating expenses:
Selling and marketing	21.4	23.5	23.7	26.2
Research and development	33.2	30.8	33.6	32.1
General and administrative	17.8	18.5	18.0	20.2

Total operating expenses	72.4	72.8	75.3	78.5

Operating income (loss)	14.9	7.7	9.3	(0.4)
Interest and other income	0.4	0.4	0.6	0.7

Profit before taxes	15.3	8.1	9.9	0.3
Income tax expense	8.2	14.0	5.3	3.1

Net income (loss)	7.1%	(5.9)%	4.6%	(2.8)%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Substantially all of our operations are organized into two business units:
•	Wireless, which includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, and device management; and
•	Productivity & Graphics, which includes retail sales of our compression and broad consumer-based software.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Wireless	$22,665	$19,919	$63,295	$52,911
Productivity & Graphics	4,986	6,396	13,569	18,101
Corporate/Other	169	326	730	961

Total Revenues	27,820	26,641	77,594	71,973
Cost of revenues	3,540	5,197	11,985	15,776

Gross profit	$24,280	$21,444	$65,609	$56,197

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
     Income tax expense. The Company accounts for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Revenues. Revenues were $27.8 million and $26.6 million for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $1.2 million, or 4.4%. Wireless sales increased $2.7 million, or 13.8%, primarily due to new connectivity and security product OEM licenses of $5.2 million. These increases were partially offset by a $2.5 million decrease in revenues primarily due to a change in how our multimedia products were merchandised by our primary music customers, which changed from higher revenue, lower margin music kits (including software, cable and ear buds) to downloadable software or a software-only CD, resulting in lower revenue per unit but a much higher margin per unit. Productivity & Graphics sales decreased $1.4 million, or 22.0%, primarily due to the continued consumer economic downturn. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.
     Cost of revenues. Cost of revenues were $3.5 million and $5.2 million for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $1.7 million, or 31.9%. Direct product costs decreased $1.9 million primarily due to a shift in product mix and overhead cost reductions. The product mix was due to a decrease in sales of lower margin multimedia and productivity and graphics products and an increase of sales of higher margin OEM license products. Amortization of intangibles increased from $0.9 million to $1.2 million, or $0.3 million, due to several small acquisitions made in the fourth quarter of 2008. Stock-based compensation expense decreased $0.1 million, from $0.1 million to essentially zero.
     Gross profit. Gross profit was $24.3 million, or 87.3% of revenues for the three months ended September 30, 2009, an increase of $2.8 million, or 13.2%, from $21.5 million, or 80.5% of revenues for the three months ended September 30, 2008. The 6.8 percentage point increase in gross profit as a percentage of revenues was primarily due to improved product margins of 7.4 points as a result of the change in product mix mentioned above and overhead cost reductions, and lower stock-based compensation expense as a percentage of revenues of 0.3 points. These items were partially offset by higher amortization of intangibles due to several small acquisitions of 0.9 points.
     Selling and marketing. Selling and marketing expenses were $5.9 million and $6.2 million for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $0.3 million, or 4.9%. This decrease was primarily due to overall reduced spending in areas such as travel and other areas of $0.2 million and stock-based compensation expense of $0.1 million, decreasing from $0.8 million $0.7 million. Amortization of intangible assets was $0.6 million for both fiscal quarters ended September 30, 2009 and 2008.
     Research and development. Research and development expenses were $9.2 million and $8.2 million for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $1.0 million, or 12.6%. This increase was primarily due to increased personnel and recruiting costs associated with new hired headcount of $1.4 million to support our product initiatives and contract wins. This increase was partially offset by lower stock-based compensation expense which decreased by $0.2 million, from $0.9 million to $0.7 million. Amortization of purchased technologies decreased by $0.2 million, from $0.5 million to $0.3 million.
     General and administrative. General and administrative expenses were $5.0 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $0.1 million, or 0.5%. Expense increases were primarily due to increased space and occupancy and infrastructure costs of $0.4 million, higher salaries and bonuses of $0.1 million, and legal and accounting fees incurred with our acquisition of Core Mobility of $0.1 million. These cost increases were partially offset by lower stock-based compensation expense which decreased from $1.5 million to $1.0 million, respectively, for the fiscal quarters ended September 30, 2008 and 2009.
     Interest and other income. Interest and other income was $0.1 million for both fiscal quarters ended September 30, 2009 and 2008.
     Income tax provision. We recorded an income tax expense for the three months ended September 30, 2009 in the amount of $2.3 million. The high effective tax rate is due to incentive stock option compensation book expense which is a permanent difference to the taxable income. We recorded an income tax expense for the three months ended September 30, 2008 in the amount of $3.7 million as a result of reversing tax benefits recorded in the prior quarters. This was a result of using the effective tax rate calculated based on the year-to-date financials (“cut-off method”) because we believed this tax rate was more accurate than the annual effective tax rate.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Revenues. Revenues were $77.6 million and $72.0 million for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $5.6 million, or 7.8%. Wireless sales increased $10.4 million, or 19.6%, primarily due to new connectivity and security product OEM licenses of $19.9 million. These increases were partially offset by a $9.5 million decrease in revenues primarily due to a change in how our multimedia products were merchandised by our primary music customers, which changed from higher revenue, lower margin music kits (including software, cable and ear buds) to downloadable software or a software-only CD, resulting in lower revenue per unit but a much higher margin per unit. Productivity & Graphics sales decreased $4.5 million, or 25.0%, primarily due to the continued consumer economic downturn. Corporate/Other sales decreased $0.3 million as we have de-emphasized this business.
     Cost of revenues. Cost of revenues were $12.0 million and $15.8 million for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $3.8 million, or 24.0%. Direct product costs decreased $4.4 million primarily due to a shift in product mix and overhead cost reductions. The product mix was due to a decrease in sales of lower margin multimedia and productivity and graphics products and an increase of sales of higher margin OEM license products. Amortization of intangibles increased from $2.7 million to $3.5 million, or $0.8 million, due to several small acquisitions made in the fourth quarter of 2008. Stock-based compensation expense decreased from $0.3 million to $0.1 million, or $0.2 million.
     Gross profit. Gross profit was $65.6 million, or 84.6% of revenues for the nine months ended September 30, 2009, an increase of $9.4 million, or 16.7%, from $56.2 million, or 78.1% of revenues for the nine months ended September 30, 2008. The 6.5 percentage point increase in gross profit as a percentage of revenues was primarily due to improved product margins of 7.0 points as a result of the change in product mix mentioned above and overhead cost reductions, and lower stock-based compensation expense as a percentage of revenues of 0.3 points. These items were partially offset by higher amortization of intangibles due to several small acquisitions of 0.8 points.
     Selling and marketing. Selling and marketing expenses were $18.4 million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $0.4 million, or 2.4%. This decrease was primarily due to a lower stock-based compensation expense of $0.8 million, decreasing from $2.9 million to $2.1 million. This decrease was also due to reduced spending in areas such as travel and trade shows of $0.2 million. These decreases were partially offset by costs associated with headcount increases of $0.5 million and higher amortization of intangibles of $0.1 million, which increased from $1.8 million to $1.9 million.
     Research and development. Research and development expenses were $26.1 million and $23.1 million for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $3.0 million, or 12.7%. This increase was primarily due to increased personnel, recruiting, and overhead costs associated with increased headcount of $4.3 million to support our product initiatives and contract wins. This increase was partially offset by lower consulting costs of $0.6 million as these temporary resources were replaced by full-time employees, lower stock-based compensation expense which decreased from $2.6 million to $2.0 million, or $0.6 million, and lower amortization of purchased technologies which decreased from $1.1 million to $1.0 million, or $0.1 million.
     General and administrative. General and administrative expenses were $14.0 million and $14.6 million for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $0.6 million, or 4.1%. Expense decreases were primarily due to lower stock-based compensation expense which decreased from $4.2 million to $3.2 million, or $1.0 million, and overall reduced spending in other areas of $0.4 million. These expense decreases were partially offset by increased space and occupancy and infrastructure costs of $0.7 million and legal and accounting fees incurred with our acquisition of Core Mobility of $0.1 million.
     Interest and other income. Interest and other income was $0.5 million for both nine months ended September 30, 2009 and 2008.
     Income tax provision. We recorded an income tax expense for the nine months ended September 30, 2009 in the amount of $4.2 million. The high effective tax rate is due to incentive stock option compensation book expense which is a permanent difference to the taxable income. We recorded an income tax provision for the nine months ended September 30, 2008 in the amount of $2.3 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes.
Liquidity and Capital Resources
     At September 30, 2009, we had $48.5 million in cash and cash equivalents and short-term investments and $63.4 million of working capital. On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $59.7 million in cash plus $1.2 million of legal and banking fees which were paid through September 30, 2008. In October and November, we will payout approximately $7.0 million in cash in connection with our acquisition of Core Mobility. We currently have no other significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2009. Our net cash provided by operating activities resulted from net income of $3.5 million adjusted for non-cash expenses including depreciation and amortization of $7.6 million, stock-based compensation of $6.5 million, other non-cash expenses of $1.4 million, and increases of current liabilities net of other assets of $0.8 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $6.0 million and an increase of inventory net of other assets of $0.2 million. Net cash provided by operating activities was $8.5 million in the nine months ended September 30, 2008. The primary sources of operating cash were adjustments for non-cash expenses including stock-based compensation of $9.1 million, depreciation and amortization of $6.5 million, other non-cash expenses of $0.9 million, a decrease in deferred income taxes of $1.4 million, and a decrease in other net current assets of $0.7 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $8.0 million and the net loss of $2.1 million. The increase in accounts receivable was due to the timing of invoicing during the period and an increase in revenue from the prior quarter.

Investing activities
          During the nine months ended September 30, 2009, we used $13.8 million in investing activities due to investing in short-term investments of $9.8 million and capital expenditures for leasehold improvements, a new phone system, a new ERP system, and other computer equipment of $4.0 million. During the nine months ended September 30, 2008, we used $71.3 million in investing activities due to the acquisition of the Mobility Solutions Group of PCTEL of $60.9 million, investing in short-term investments $6.3 million, and capital expenditures, primarily leasehold improvements, of $3.2 million, and other acquisition-related cost adjustments of $0.9 million.
Financing activities
          We received $2.4 million in cash during the nine months ended September 30, 2009; $1.6 million from the exercise of stock options and $0.8 million for tax benefits from stock-based compensation. We received $0.2 million in cash during the nine months ended September 30, 2008 from the exercise of stock options and tax benefits from stock-based compensation.
Contractual obligations and commercial commitments
          As of September 30, 2009 we had no debt. The following table summarizes our contractual obligations as of September 30, 2009 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$7,863	$1,699	$3,180	$1,718	$1,266
Purchase Obligations	1,342	1,342	—	—	—

Total	$9,205	$3,041	$3,180	$1,718	$1,266

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
          We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
          We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable as required by the Software-Revenue Recognition Topic of the FASB Accounting Standards Codification. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Productivity & Graphics group certain revenues are booked net of revenue sharing payments. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized as required. Sales directly to end-users are recognized upon delivery. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
Sales Incentives
          The cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by the Software-Revenue Recognition Topic of the FASB Accounting Standards Codification. We track incentives by program and use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.7 and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.
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
Internal Software Development Costs
          Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2009, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
Capitalized Software and Amortization
          We capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software as required by the Software-Costs of Software to be Sold, Leased, or Marketed Topic of the FASB Accounting Standards Codification. These costs are amortized on a product-by-product basis, typically over an estimated life of five to seven years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off.
Intangible Assets and Amortization
          Amortization expense related to other intangibles acquired in previous acquisitions is calculated on a straight line basis over various useful lives.
Impairment or Disposal of Long Lived Assets
          Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification. The Company has determined that there was no impairment at September 30, 2009.
Valuation of Goodwill and Intangible Assets
          The Company accounts for goodwill and intangible assets as required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification. This statement requires us to periodically assess the impairment of our goodwill and intangible assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
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
Deferred Income Taxes
          We account for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at September 30, 2009. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at September 30, 2009 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
Stock Compensation
          Effective January 1, 2006, the Company started to measure and recognize compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values as required by the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification. The Company used the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of stock compensation expense.
          Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations during the three and nine months ended September 30, 2009 and 2008 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
          Our financial instruments include cash and cash equivalents, and short-term investments. At September 30, 2009, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
          While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three months ended September 30, 2009 and 2008, our revenues denominated in foreign currencies were $0.5 million and $0.7 million, respectively. For the nine months ended September 30, 2009 and 2008, our revenues denominated in foreign currencies were $1.2 million and $1.4 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2009, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
          There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 4. Submission of Matters to a Vote of Security Holders
          An Annual Meeting of the Stockholders of the Company was held on August 24, 2009. At the Annual Meeting, the Stockholders voted as follows:
          The Stockholders elected Thomas G. Campbell (with 19,668,734 votes for and 7,964,805 withheld) and Ted L. Hoffman (with 20,985,726 votes for and 6,647,813 withheld) as directors, to hold office until the 2011 Annual Meeting, or until their successors are elected and qualified.
          In addition to Messrs. Campbell and Hoffman, the following directors will continue to hold office: William W. Smith, Jr., William C. Keiper, Samuel Gulko, and Gregory J. Szabo.
          The Stockholders elected to ratify the appointment of SingerLewak LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 (with 24,528,135 shares for, 173,892 shares against and 48,316 shares abstaining).
Item 6. Exhibits
2.1	Agreement and Plan of Merger, dated September 9, 2009, by and among Smith Micro Software, Inc., Mobility Acquisition Corp., Core Mobility, Inc., Konstantin Othmer, as stockholders’ agent, and the founders of Core Mobility. Certain schedules and exhibits referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
November 5, 2009	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2009	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits
Item 6. Exhibits
2.1	Agreement and Plan of Merger, dated September 9, 2009, by and among Smith Micro Software, Inc., Mobility Acquisition Corp., Core Mobility, Inc., Konstantin Othmer, as stockholders’ agent, and the founders of Core Mobility. Certain schedules and exhibits referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.