Form 10-K
period 2009-12-31
SMITH MICRO SOFTWARE INC
filed 2010-03-02
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0029027 (I.R.S. Employer Identification Number)

51 Columbia, Aliso Viejo, CA (Address of principal executive offices)	92656 (Zip Code)
Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value (Title of each class)	The NASDAQ Stock Market LLC (NASDAQ Global Market) (Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☑
     As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $281,770,002 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of February 11, 2010, there were 33,380,496 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2009 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	the duration and depth of the current economic slowdown and its effects on capital expenditures by our customers and their end users;

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	changes in demand for our products from our customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and

•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 10 of this report.
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

PART I
Item 1. BUSINESS
General
     Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications, and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail and mobile device management. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
     Our patented compression technologies are utilized within various Smith Micro products including our line of Personal Computer (“PC”) and Smartphones compression products and our new file-transfer solution.
     We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, PCs, Smartphones, Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms.
     The underlying design concept common to all of our products is our ability to improve the customer’s experience. This philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation. We have over 25 years of experience in design, creation and custom engineering services for software products.
     We continue to invest significantly in our leading-edge technologies. Our research and development investments for the years ending December 31, 2009, 2008 and 2007 were $36.5 million, $30.8 million and $14.8 million, respectively. Our research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. We remain focused on wireless connectivity and communications, compression and content creation.
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

Business Segments
     Our operations are organized into two business segments: Wireless and Productivity & Graphics. We do not separately allocate operating expenses, nor do we allocate specific assets to these groups. Therefore, segment information reported includes only revenues and cost of revenues. See Note 6 of Notes to Consolidated Financial Statements for financial information related to our business segments.
Wireless
     The Wireless Group’s primary focus is to develop mobile connectivity, mobile information management and mobile security solutions. QuickLink® Mobile, the group’s leading product, provides mobile users the ability to easily connect a notebook or other wireless device to wireless wide area networks (“WWANs”) and wireless local area networks (“WLANs”) or Wi-Fi hotspots. Many of the largest mobile operators worldwide including AT&T, Bouygues, Orange, Sprint, T-Mobile USA, Verizon Wireless, Vodafone and the newest 4G operators including Clear, Comcast and Time Warner, rely on QuickLink® Mobile technology to help their subscribers easily connect to their wireless networks every day. One of the reasons more mobile operators rely on our connection management solution for their subscribers is our patented technology to seamlessly switch a wireless device between WWANs and WLANs.
     We provide services to leading device manufacturers such as HTC, Motorola and Nokia.
     In addition to marketing products to wireless carriers and device manufacturers, the Wireless Group also delivers wireless mobility solutions designed to address security and mobility needs of enterprises rapidly becoming more reliant on remote access to many types of wireless networks. In addition to addressing the need for robust security, the QuickLink® Mobility suite allows persistent connectivity for the user operating on WWANs, corporate Local Area Networks (“LAN’s”) and Wi-Fi networks. The applications support most IP services and interoperate with approximately 200 carriers worldwide, as well as hundreds of the popular broadband mobile devices and embedded WWAN PC notebooks.
     As a result of network and device proliferation, there is an emerging need for smarter connectivity. Our latest solutions to emerge utilize our unique blend of Adaptive Connectivity™ to streamline network access and improve usability.
     Smith Micro continues to introduce solutions for mobile device communications. These include synchronization, back-up and restore of critical user data, push-to-talk software and visual voicemail services. This portfolio serves wireless carriers and device manufacturers with mobile handset software, as well as hosted software-as-a-service solutions. These products are designed to work across a broad spectrum of handset operating systems and platforms, including a rich array of feature phones and today’s most popular Smartphones.
     Wireless carriers and mobile device manufacturers incorporate our products into their branded product and service offerings, selling directly to their market segments. Our technologies are utilized in many major wireless networks to facilitate data communications via mobile devices, multimedia solutions and device management. Our primary products for connection management are QuickLink® Mobile and QuickLink® Mobility. For managing the media on mobile devices, we have QuickLink® Multimedia. Our Device Management Suite provides intelligent, automated mobile device provisioning and configuration. Rounding out our wireless portfolio, we also offer Push-To-Talk and Visual Voicemail solutions.
Productivity & Graphics
     The Productivity & Graphics Group focuses on developing a variety of software for the consumer, prosumer, and professional markets. Our solutions span compression, graphics and utilities including diagnostics, performance, security and content creation. This group also republishes and markets third party software titles that complement our existing line of products. All of these products are available through direct sales on the Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), on partner websites, direct through customer service order desks, on-line resellers and through traditional retail outlets.

     The lead product line in this area is StuffIt®, driven by its patented and patent-pending image compression, with a focus on our innovative “lossless” JPEG compression technology. StuffIt® provides superior lossless compression, encryption and archiving. We have enhanced this industry-leading product’s feature set with new, online file transfer capabilities.
     In addition to compression technology, the Company is focused on growing its line of graphic titles, in particular Poser®, Anime Studio™ and Manga Studio™.
Industry Background
     Smith Micro offers products in the following technology and communications related markets:
     Wireless and mobility — In order to capitalize on the emerging adoption trends for wireless Internet services and connectivity to global networks, mobile operators and service providers are introducing a wide array of data services and new mobile devices. Traditional mobile phone devices, Smartphones, laptops, tablet devices, Netbooks and other wirelessly connected devices are being deployed at escalating rates. Wireless data access service plans for these multimedia-enabled devices are being adopted at such a fast pace that global infrastructure for wireless networks is rapidly being updated to support higher speeds and greater capacity. The burgeoning demand for pervasive connectivity is driven by a need to access information anytime and from anywhere. In addition to this trend, there is an evolving and changing pattern of media being consumed “on-demand” from multiple different device types, including handheld terminals. Creating software that can enable capabilities to meet this demand for wireless access via 3G, 4G and Wi-Fi, in a way that enhances the user’s enjoyment of their online experience, represents the primary opportunity and area of focus for Smith Micro.
     Smith Micro offers a variety of products that fit into our primary area of focus which enables connectivity to networks, devices, information and data. Providing software that connects devices in a simple and secure way to wireless networks using our QuickLink® Mobile family of products for mobile operators continues to expand. Wireless carriers are facing increased complexity in trying to serve customers’ connectivity needs as they move from 3G networks to beginning to support new higher speed technologies such as HSPA+, LTE and WiMAX network protocols which enable new capacity and higher speeds for the wireless subscribers. The increase in the amount of data traffic on the carrier networks is being fueled by new subscriber growth and higher bandwidth applications, such as video services. These developments, along with mobile devices that combine multiple radio chip-sets including Wi-Fi, 3G and 4G, are creating an increased interest in software that can support intelligent and adaptive connectivity and service continuity across these differing network technologies. The QuickLink® Mobile family of connectivity software has been designed to help mobile operators meet the challenges of serving their subscriber base in this evolving and increasingly complex world of broadband wireless access.
     These rapid changes in wireless technology including higher speed networks, improved intelligent connected devices and increasing demands for access to digital content and critical information, is fueling the evolution of a new connected digital lifestyle. Software that simplifies the complexity associated with serving this digital lifestyle and managing access to data from many sources, from any network type and via multiple devices is in demand for both the service providers and their end-user customers. Smith Micro products such as QuickLink® Multimedia enables simplified access to digital content across a wide segment of the complex matrix of devices and networks, and offers ease of management and synchronization of data to allow for an improved user experience. As wireless carriers continue to seek new ways to offer premium services that allow their subscribers to better access the information, data and communications services that are becoming so vital to the way they lead their lives, Smith Micro’s portfolio of connectivity software, media management, device management and messaging solutions are addressing this demand.
     Productivity and graphic software — Smith Micro also offers a secondary line of software that centers on serving the growing demand for improved graphic related products for 2D and 3D design. The Company’s products include Poser®, a 3D figure design and animation program, Manga Studio™, the number one selling Manga software worldwide and Anime Studio™, a complete solution for creating 2D movies, cartoons, anime or cut-out animations and is ideal for animators of any caliber. Many of the animations that people create with Anime Studio™ can be seen on social networking websites and YouTube. In addition to the graphics products, the growing prevalence and complexity of personal computers and mobile device operating systems require increasingly sophisticated diagnostic and utility software solutions to improve the consumer’s overall computing and mobile experience. Consumers demand products that can enhance PC performance, protect against spam, spyware, and computer hacking and remove malicious code. Businesses rely on cross-platform solutions that can quickly identify and repair a broad range of computer-related problems. The Company’s software solution for Windows and Mac platforms perform diagnostics, maximizes performance and helps to protect consumer’s online identity.
Products and Services
     Our primary products consist of the following:

Product Groups	Products	Description
Wireless	QuickLink® Mobile	Centralized connection management application to control, customize and automate wireless connections of all types.

	QuickLink® Mobility	A mobile VPN and connection management solution delivering network “session persistence.”

	QuickLink® Multimedia	An intuitive music and multimedia manager to sync digital content to and from mobile devices.

	StuffIt® Wireless	Enables compression of data files to facilitate storage on mobile devices and the Internet.

	Device Management Suite	Provides intelligent, automated mobile device provisioning and configuration.

	Push-To-Talk	A data service that uses a mobile Internet connection to send and receive “walkie-talkie” style calls.

	Visual Voicemail	Voicemail is delivered directly to your mobile phone and stored in a visual inbox.

Productivity & Graphics	StuffIt Deluxe®	Patented, lossless compression solution for documents and media.

	CheckIt® Diagnostics & CheckIt® Netbook Suite	A diagnosis and troubleshooting solution for many hardware and system problems.

	Poser®	A solution for creating 3D character art and animations.

	Anime Studio™	An animation tool for professionals and digital artists.

	Manga Studio™	A solution for creating manga and comic art.

Marketing and Sales Strategy
     Our primary focus is on developing the next mobile software experience. Because of our broad product offerings, we are able to capitalize on technology synergies across our portfolio and quickly bring to market solutions that resonate with our target customers.
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
     Our sales strategy is as follows:
     Leverage Carrier and OEM Relationships. We continue to capitalize on our strong relationships with the world’s leading wireless carriers and mobile device manufacturers. For example, our carrier customers serve as a valuable distribution channel, providing access to millions of end-users and also providing market feedback for future product offerings.
     Focus on Multiple High-Growth Markets. We continue to focus on wireless connectivity, communications and content management. Within these markets, we see ongoing enhancement of networks and services by wireless carriers and an increasing availability of rich media and application-oriented Smartphones. This represents a remarkable alignment between our product portfolio and market opportunity.
     Expand our Customer Base. In addition to introducing new products to new customers, we intend to grow our domestic and international business through cross-selling our portfolio of products to our current customer base.
     Selectively Pursue Acquisitions of Complementary Products and Services. In line with the Company’s strategy, we will continue to pursue selected acquisition opportunities in an effort to expand our product and technological abilities, enter complementary markets and extend our geographic reach. In the past, we have used acquisitions to enhance our technology features and customer base, and to extend our product offerings into new markets.
     Smith Micro is expanding its ability to serve wireless carriers, OEMs and enterprise customers in Europe and Asia through international sales and support offices based in Sweden, the United Kingdom, Australia, Hong Kong and Singapore.
     Our four largest customers are in the Wireless segment and each exceeded 10% of revenues for fiscal year 2009. Verizon Wireless, Dell, Sprint and AT&T accounted for 65.7% of our revenues in fiscal 2009. In 2008, our three largest customers (Verizon Wireless, AT&T and Sprint) accounted for 48.1% of our revenues. In 2007, our three largest customers (Verizon Wireless, UTStarcom and Sprint) accounted for 68.5% of our revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.
     Sales to Verizon Wireless and their affiliates amounted to 32.8%, 32.0%, and 64.4% of the Company’s revenues for fiscal years 2009, 2008 and 2007, respectively. We have a master software and license distribution agreement with Verizon Wireless whereas Smith Micro grants them non-exclusive licenses to reproduce and have produced, market, and distribute the software, in object form only, to distributors, re-sellers, OEM customers of Verizon Wireless and end users. The license term for end users continues in perpetuity unless otherwise stated in subsequent amendments. The master agreement commenced in December 2000 and has been consistently extended through subsequent amendments. They can cancel the agreement at any time. Products and services sold to Verizon include per unit license fees for connectivity and security, V CAST Music and Media Managers and VZAccess manager software, engineering design and development fees, customization and adaptation fees and website hosting. The master agreement and subsequent amendments are detailed in Exhibit 10.4 in this document.
Integration Initiatives
     Smith Micro is committed to the integration of recent acquisitions for engineering, sales and marketing within the Company. The Company continues to drive greater productivity, flexibility and cost savings by integrating its own business processes and functions, thereby eliminating redundancies.
Customer Service and Technical Support
     We provide technical support and customer service through our online knowledge base, via email and by telephone. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.
Product Development
     The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $36.5 million, $30.8 million, and $14.8 million for the years ended December 2009, 2008 and 2007, respectively.
Manufacturing
     Although we primarily deliver our software via electronic downloads, we do deliver our software in several other forms. We offer a package or kit that may include CD-ROM(s), a cable and certain other documentation or marketing material. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s, USB devices, or embedded devices, and pay a royalty based on usage. Some OEM business requires that we provide a CD, which includes a soft copy of a user guide. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer. With the enterprise sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within their corporate sites.
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
     We believe that the principal competitive factors affecting the mobile software market include product features, usability, quality, price, customer service and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability.
     Many existing and potential OEM customers have technological capabilities to develop products that compete directly with our products. These customers may discontinue the purchase of our products. Our future performance is substantially dependent upon the extent to which existing OEM customers elect to purchase communications software from us rather than design and develop their own software. Because our customers are not contractually obligated to purchase any of our products, they may cease to rely, or fail to expand their reliance on us as a source for communications software in the future.
Proprietary Rights and Licenses
     Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2009, we owned 35 issued U.S. patents and 42 patent applications are currently pending. These patents provide generalized protection to our intellectual property base and we will continue to apply for various patents and trademarks in the future.
     We seek to avoid unauthorized disclosure of our proprietary intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. The steps that we have taken to protect our proprietary technology may not be adequate to deter misappropriation of our proprietary information or prevent the successful assertion of an adverse claim to software utilized by us. In addition, we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce those rights.
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
Employees
     As of December 31, 2009, we had a total of 486 employees within the following departments: 319 in engineering, 100 in sales and marketing, 41 in management and administration, 16 in customer support and 10 in manufacturing. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.
Item 1A. RISK FACTORS
     Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-

K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
Our operating results may be adversely impacted by the current worldwide economic slowdown and uncertainties in the marketplace.
     Since the second half of 2008, economic conditions worldwide and in the United States have experienced a general deterioration, resulting in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and generally adverse business conditions. These conditions make it difficult for our wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery, or to what extent it will continue to affect us. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may need to record charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
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
Our total revenues currently depend on a small number of products and customers, so our operating results are vulnerable to unexpected shifts in demand.
     A significant portion of our total revenues are derived from sales of our wireless connectivity and security software products. Although our strategy is to continue to introduce new products, these efforts may not reduce the extent to which our total revenues are dependent on one or more of our products in future periods.
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
     In addition, because we sell primarily to large carriers and OEMs, there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2009, one customer, Verizon Wireless, comprised 32.8% of our total revenues. Three other customers (Dell, Sprint, and AT&T) individually comprised of at least 10% of our total revenues. Because of our customer concentration, our largest customers may have significant pricing power over us. Furthermore, a substantial decrease in sales to any of our largest customers could materially affect our revenues and profitability. Additionally, these customers are not the end-users of our products. If any of these customers’ efforts to market their products which incorporate our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.
Competition within our target markets is intense and includes numerous established competitors, which could negatively affect our revenues and results of operations.
     We operate in markets that are extremely competitive and subject to rapid changes in technology. Specifically, Microsoft Corporation poses a significant competitive threat to us because Microsoft’s operating systems may include some capabilities now provided by certain of our OEM and retail software products. If users are satisfied relying on the capabilities of Windows-based systems or other hardware or operating systems, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition from both established and emerging software companies in the future. In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. Furthermore, our existing and potential OEM customers may acquire or develop products that compete directly with our products.
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
     In the fourth quarter of 2009, we completed the acquisition of Core Mobility, Inc. In addition, we have historically made targeted acquisitions of smaller companies with important technology and expect to continue to do so in the future. As part of any acquisition, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.
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
     Our recent and planned product introductions to support new higher speed technologies such as HSPA+, LTE and WiMAX network protocols, and our recent acquisition of Core Mobility, have allowed us to enter new markets. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.
If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our operating results, financial condition and prospects may be negatively affected.
     If the adoption of and investments in new technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. For example, our Device Management Suite of products allows our customers to update mobile devices from a home office and incorporates technology that provides a mechanism to allow for efficient firmware updates for mobile devices. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of Wi-Fi, and on the continued adoption of mobile device services.
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
     We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products are critical to our future success. Our ability to generate revenues from sales of our software is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our carrier customers, particularly our largest customer, Verizon Wireless, fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.
Our gross margins may continue to change due to shifts in our sales mix.
     Our gross margins can change quarter to quarter and year to year due to a change in our sales mix. Gross margins have ranged from 71.9% in 2007 to 79.6% in 2008 to 85.6% in 2009. As we have shifted to more downloads and license revenue, our gross margins have increased. Gross margins on our music kits increased due to a shift in how the product was merchandised by our primary music customers. In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds). In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Our future gross margin could fluctuate based on the mix of products sold in a quarter and how our products are delivered to the customer.
Our products may contain undetected software defects, which could negatively affect our revenues.
     Our software products are complex and may contain undetected defects. In the past, we have discovered software defects in certain of our products and have experienced delayed or lost revenues during the period it took to correct these problems. Although we and our OEM customers test our products, it is possible that errors may be found or occur in our new or existing products after we have commenced commercial shipment of those products. Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, a delay in market acceptance of our products, loss of competitive position or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations. In addition, some of our software contains open source components that are licensed under the GNU General Public License and similar open source licenses. These components may contain undetected defects or incompatibilities, may cause us to lose control over the development of portions of our software code, and may expose us to claims of infringement if these components are, or incorporate, infringing materials, the licenses are not enforceable or are modified to become incompatible with other open source licenses, or exposure to misappropriation claims if these components include unauthorized materials from a third party.
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
Regulations affecting our customers and us and future regulations, to which they or we may become subject to, may harm our business.
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
     Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own U.S. trademark registrations for certain of our trademarks and U.S. patents for certain of our technologies. However, these measures afford us only limited protection. Furthermore, we rely primarily on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.
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
If we fail to continue to establish and maintain strategic relationships with mobile device manufacturers, market acceptance of our products and our profitability, may suffer.
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
     We have on file with the SEC a shelf Form S-3 to sell from time to time up to 4,000,000 shares of our common stock in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering. In addition, we have on file with the SEC a shelf Form S-4 to sell from time to time up to 1,000,000 shares of our common stock in connection with our future acquisitions of other businesses, assets or securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.
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
     In recent years, our revenues derived from sales to customers outside the U.S. have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 40,900 square feet of space pursuant to leases that expire May 31, 2016.
     We lease approximately 17,100 square feet in Mountain View, California under a lease that expired January 31, 2010. We recently entered into a new lease for approximately 21,000 square feet that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011. Internationally, we lease space in Stockholm, Sweden; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
     We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. LEGAL PROCEEDINGS
     The Company is not involved in any pending material legal proceedings at this time although we may become subject to legal proceedings or claims that arise in the ordinary course of business or otherwise.
Item 4. RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common stock is traded on the NASDAQ Global Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by NASDAQ are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2009:
First Quarter	$6.17	$3.64
Second Quarter	10.62	5.19
Third Quarter	12.87	8.96
Fourth Quarter	12.37	6.26

YEAR ENDED DECEMBER 31, 2008:
First Quarter	$8.68	$4.44
Second Quarter	9.15	5.68
Third Quarter	8.44	5.37
Fourth Quarter	7.39	4.00
          On February 11, 2010, the closing sale price for our common stock as reported by NASDAQ was $7.91.
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
          The graph covers the period from December 31, 2004 through December 31, 2009. The graph assumes that $100 was invested in our common stock on December 31, 2004, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/04	12/05	12/06	12/07	12/08	12/09
Smith Micro Software, Inc.	100.00	65.36	158.55	94.64	62.12	102.23
S&P Midcap 400	100.00	112.55	124.17	134.08	85.50	117.46
S&P MidCap Application Software	100.00	111.49	127.82	133.87	83.85	121.59
Holders
          As of February 11, 2010, there were approximately 263 holders of record of our common stock based on information provided by our transfer agent.
Dividends
          We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities
          On October 26, 2009, we completed the acquisition of Core Mobility, Inc. In this transaction we issued 700,000 shares of Smith Micro common stock as partial consideration for the acquisition. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Company
     None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
          The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009 and 2008, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$107,279	$98,424	$73,377	$54,469	$20,258

Cost of revenues	15,486	20,108	20,644	20,259	4,103

Gross profit	91,793	78,316	52,733	34,210	16,155
Operating expenses:
Selling and marketing	24,999	24,814	18,394	9,057	3,410
Research and development	36,530	30,811	14,772	7,899	3,963
General and administrative	19,155	19,990	15,318	8,467	4,621

Total operating expenses	80,684	75,615	48,484	25,423	11,994

Operating income	11,109	2,701	4,249	8,787	4,161
Interest and other income	381	739	4,254	1,403	667

Profit before taxes	11,490	3,440	8,503	10,190	4,828
Income tax expense	6,738	4,172	5,342	1,234	104

Net income (loss)	$4,752	$(732)	$3,161	$8,956	$4,724

Net income (loss) per share:
Basic	$0.15	$(0.02)	$0.11	$0.38	$0.22

Diluted	$0.14	$(0.02)	$0.10	$0.35	$0.21

Weighted average shares:
Basic	32,438	30,978	29,768	23,753	21,351

Diluted	32,897	30,978	30,998	25,330	22,806

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data (in thousands):
Total assets	$205,934	$176,995	$162,421	$131,026	$42,716
Total liabilities	17,955	11,591	7,907	4,969	3,759
Accumulated earnings (deficit)	4,192	(560)	172	(2,989)	(11,945)
Total stockholders’ equity	$187,979	$165,404	$154,514	$126,057	$38,957

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Introduction and Overview
          Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail and mobile device management. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
          Our patented compression technologies are utilized within various Smith Micro products including our line of Personal Computer (“PC”) and Smartphones compression products and our new file-transfer solution.
          We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, PCs, Smartphones, Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
          Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms.
          The underlying design concept common to all of our products is our ability to improve the customer’s experience. This philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation. We have over 25 years of experience in design, creation and custom engineering services for software products.
          We continue to invest in research and development and have built one of the industry’s leading wireless product lines. We believe that we are well positioned to capitalize on market opportunities as we leverage the strength of our technology capabilities with our growing global reach and expanding product lines.

          For the year ended December 31, 2009, four customers, each accounting for over 10% of revenues, made up 65.7% of revenues and 75% of accounts receivable. For the year ended December 31, 2008, one customer accounted for 32.0% of revenues and 21% of accounts receivable.
Results of Operations
          The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%

Cost of revenues	14.4%	20.4%	28.1%

Gross profit	85.6%	79.6%	71.9%
Operating expenses:
Selling and marketing	23.3%	25.2%	25.1%
Research and development	34.0%	31.3%	20.1%
General and administrative	17.9%	20.3%	20.9%

Total operating expenses	75.2%	76.8%	66.1%

Operating income	10.4%	2.8%	5.8%

Interest and other income	0.3%	0.7%	5.8%
Profit before taxes	10.7%	3.5%	11.6%

Income tax expense	6.3%	4.2%	7.3%

Net income (loss)	4.4%	-0.7%	4.3%

Revenues and Expense Components
          The following is a description of the primary components of our revenues and expenses:
          Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connection manager solutions, mobile VPN, music and multimedia manager, device management suite, Push-To-Talk and Visual Voicemail; and

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

•	“Corporate/Other” refers to the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
          The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Wireless	$89,420	$73,219	$57,819
Productivity & Graphics	17,014	23,925	14,368
Corporate/Other	845	1,280	1,190

Total revenues	107,279	98,424	73,377
Cost of revenues	15,486	20,108	20,644

Gross profit	$91,793	$78,316	$52,733

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
          Research and development. Research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts and the amortization of acquired intangibles. We remain focused on the development and expansion of our technology, particularly our wireless, compression and multimedia software technologies.
          General and administrative. General and administrative expenses consist primarily of personnel costs, professional services and fees paid for external service providers, travel, legal and other public company costs.
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
          Income tax expense. The Company accounts for income taxes as required by the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at December 31, 2009 are likely to be realized.
          In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.
          Income tax positions must meet a more likely-than-not recognition threshold at the effective date to be recognized upon the adoption of new FASB guidance, and in subsequent periods. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this FASB guidance effective January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
          Revenues. Revenues of $107.3 million for fiscal year 2009 increased $8.9 million, or 9.0%, from $98.4 million for fiscal year 2008. Wireless revenues of $89.4 million increased $16.2 million, or 22.1%, primarily due to new connectivity and security product OEM licenses of $24.4 million. These increases were partially offset by a $8.2 million decrease in revenues primarily due to a change in how our multimedia products were merchandised by our primary music customers, which changed from higher revenue, lower margin music kits (including software, cable and ear buds) to downloadable software or a software-only CD, resulting in lower revenue per unit but a much higher margin per unit. The first generation music product has now been phased out. Productivity & Graphics sales decreased $6.9 million, or 28.9%, primarily due to the continued consumer economic downturn. Corporate/Other sales decreased $0.4 million as we have de-emphasized this business.
          Cost of revenues. Cost of revenues of $15.5 million for fiscal year 2009 decreased $4.6 million, or 23.0%, from $20.1 million for fiscal year 2008. Direct product costs decreased $5.5 million primarily due to a shift in product mix and overhead cost reductions. The product mix was due to a decrease in sales of lower margin multimedia and productivity and graphics products and an increase of sales of higher margin OEM license products. Amortization of intangibles increased from $3.7 million to $4.9 million, or $1.2 million, primarily due to several small acquisitions made in the fourth quarter of 2008 resulting in amortization expense of $0.9 million and our acquisition of Core Mobility resulting in amortization expense of $0.3 million. Stock-based compensation expense decreased from $0.4 million to $0.1 million, or $0.3 million.
          Gross profit. Gross profit of $91.8 million or 85.6% of revenues for fiscal year 2009 increased $13.5 million, or 17.2%, from $78.3 million, or 79.6% of revenues for fiscal year 2008. The 6.0 percentage point increase in gross profit was primarily due to improved product margins of 6.5 points as a result of the change in product mix mentioned above and overhead cost reductions and lower stock-based compensation expense as a percentage of revenues of 0.3 points. These items were partially offset by higher amortization of intangibles due to several small acquisitions of 0.8 points.
          Selling and marketing. Selling and marketing expenses of $25.0 million for fiscal year 2009 increased $0.2 million, or 0.7%, from $24.8 million for fiscal year 2008. This increase was primarily due to costs associated with headcount increases of $1.1 million and higher amortization of intangibles due to our acquisitions which increased from $2.4 million to $2.7 million, or $0.3 million. These increases were partially offset by lower stock-based compensation which decreased from $3.7 million to $2.8 million, or $0.9 million, and reduced spending in all other areas of $0.3 million.
          Research and development. Research and development expenses of $36.5 million for fiscal year 2009 increased $5.7 million, or 18.6%, from $30.8 million for fiscal year 2008. This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $6.1 million and other related expense increases of $0.3 million. These increases were partially offset by lower stock-based compensation which decreased from $3.4 million to $2.7 million, or $0.7 million. Amortization of purchased technologies remained flat year-over-year at $1.2 million.
          General and administrative. General and administrative expenses of $19.2 million for fiscal year 2009 decreased $0.8 million, or 4.2%, from $20.0 million for fiscal year 2008. This decrease was primarily due to lower stock-based compensation which decreased from $5.5 million to $4.1 million, or $1.4 million and reduced spending in all other areas of $0.9 million. These decreases were partially offset by a $1.5 million increase in building rent, infrastructure and depreciation associated with our acquisitions and office expansions.
          Interest and other income. Interest and other income of $0.4 million for fiscal year 2009 decreased $0.3 million from $0.7 million for fiscal year 2008. This decrease was due to lower interest and investment income realized from our short-term investments.
          Income tax expense. We recorded income tax expense for fiscal year 2009 in the amount of $6.7 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. The provision for income taxes was $4.2 million for fiscal year 2008 as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. We began fiscal year 2009 with a net operating loss carryforward of approximately $1.2 million for Federal and $6.3 million for States. Cash basis income taxes related to 2009 are estimated to be $5.0 million.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          Revenues. Revenues of $98.4 million for fiscal year 2008 increased $25.0 million, or 34.1%, from $73.4 million for fiscal year 2007. Wireless revenues of $73.2 million increased $15.4 million, or 26.6%, primarily due to the PCTEL MSG group acquisition that occurred in January 2008 of $17.2 million, new customer licenses of $7.9 million, and continued strong demand from our existing key customers of $5.4 million. These increases were partially offset by a $15.1 million sales decrease in our music kits due to a shift in how the product was merchandised by our primary music customers. In early 2007, this product was sold primarily as a higher revenue, lower margin music kit (including software, cable and ear buds). In late 2007 and in 2008, the music product was being delivered more as downloadable software or as a software-only CD, resulting in lower revenue per unit, but at a much higher margin per unit. Productivity & Graphics revenues of $23.9 million increased $9.6 million, or 66.5%, primarily due to new product sales of VMware Fusion and the acquisition of eFrontier in December 2007.
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
          Gross profit. Gross profit of $78.3 million or 79.6% of revenues for fiscal year 2008 increased $25.6 million, or 48.5%, from $52.7 million, or 71.9% of revenues for fiscal year 2007. The 7.7 percentage point increase was primarily due to improved product margins of 9.4 points on higher music product margins due to the change in how the product was delivered, a favorable product mix, and additional license income. This increase was partially offset by higher amortization of intangibles due to the PCTEL MSG group and Insignia acquisitions of 1.7 points.
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

          Income tax expense. We recorded income tax expense for fiscal year 2008 in the amount of $4.2 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. The provision for income taxes was $5.3 million for fiscal year 2007 as a result of our operating profit for that period. We began fiscal year 2008 with a net operating loss carryforward of approximately $11.3 million for Federal and $6.3 million for States. Cash basis income taxes in 2008 were estimated to be $2.2 million.
Liquidity and Capital Resources
          At December 31, 2009, we had $45.9 million in cash and cash equivalents and short-term investments and $58.7 million of working capital. On October 26, 2009, we acquired Core Mobility, Inc. (“Core Mobility”) for $10 million in cash ($6.9 million upon closing and $3.1 million held back as security against possible indemnification obligations) and 700,000 shares of Smith Micro common stock.
          On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $60.9 million in cash which includes $1.2 million of acquisition costs. We currently have no other significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
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
Operating Activities
          In 2009, net cash provided by operations was $18.5 million primarily due to our net income adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $25.8 million and a decrease in deferred income tax assets of $0.9 million. These increases were partially offset by an increase of accounts receivable due to our increased revenue of $6.0 million and an increase of all other net assets of $2.2million.
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

Investing Activities
          In 2009, we used cash of $20.4 million for investing activities to purchase short-term investments of $8.7 million, acquire Core Mobility for $6.9 million, and for capital expenditures which primarily were leasehold improvements, computers, and upgrading our data centers and business systems of $4.8 million.
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
Financing Activities
          In 2009, cash provided by financing activities of $2.5 million was related to the exercise of stock options of $1.6 million and tax benefits associated with stock-based compensation of $0.9 million.
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
Contractual Obligations and Commercial Commitments
     As of December 31, 2009, we had no debt. The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$9,402	$1,838	$3,116	$2,094	$2,354
Purchase obligations	1,323	1,323	—	—	—

Total	$10,725	$3,161	$3,116	$2,094	$2,354

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
Real Property Leases
          Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 40,900 square feet of space pursuant to leases that expire May 31, 2016. We lease approximately 17,100 square feet in Mountain View, California under a lease that expired January 31, 2010. We recently entered into a new lease for approximately 21,000 square feet that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011. Internationally, we lease space in Stockholm, Sweden; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
Off-Balance Sheet Arrangements
          As of December 31, 2009, we did not have any off-balance sheet arrangements.
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
Sales Incentives
          The cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by the Software-Revenue Recognition Topic of the FASB Accounting Standards Codification. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $1.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Internal Software Development Costs
          Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2009, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
In-Process Research and Development
     In 2009 we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. Upon completion, the related IPR&D asset will be amortized over its estimated useful life. If the project is abandoned, we will be required to impair the related IPR&D asset.
     The fair value of the IPR&D was determined using the discounted cash flow approach. The expected future cash flows were estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return were the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Future cash flows were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration and growth rates.
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

Impairment or Disposal of Long Lived Assets
          Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification. The Company has determined that there was no impairment at December 31, 2009.
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
          In accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2009, 2008, or 2007. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
Deferred Income and Income Taxes
          We account for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at December 31, 2009. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2009 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

Stock-Based Compensation
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
          Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations during the fiscal years ended December 31, 2009, 2008, and 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
Recent Accounting Pronouncements
          In January 2010, the FASB issued the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company will adopt this guidance on its effective date and since it currently only has Level 1 assets and liabilities; it does not expect its adoption to have an impact on its consolidated results of operations and financial condition.
          In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
          In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
          In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended December 31, 2009 and there was no material impact on the consolidated financial statements.
          In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS No. 168 on its effective date.

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
          In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations which has since been superseded by the Business Combinations Topic of the FASB Accounting Standards Codification. The Topic is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The Topic requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Topic is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted this Topic and its adoption did not have a material impact its consolidated results of operations and financial condition.
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
Interest Rate Risk
          Our financial instruments include cash and cash equivalents, and short-term investments. At December 31, 2009, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk
          While the majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three years ended December 31, 2009, 2008, and 2007, our revenues denominated in foreign currencies were $1.6 million, $1.8 million, and $1.6 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Changes in Internal Control over Financial Reporting
          There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management on Internal Control Over Financial Reporting
          Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).
          Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          Based on this assessment, management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting.
          SingerLewak LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION
     None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth certain information regarding our executive officers as of February 19, 2010.

Name	Age	Position
William W. Smith, Jr.	62	Chairman of the Board, President and Chief Executive Officer

Andrew C. Schmidt	48	Vice President and Chief Financial Officer

David P. Sperling	41	Vice President and Chief Technical Officer

Jonathan Kahn	52	Executive Vice President – Productivity & Graphics

Robert E. Elliott	58	Vice President and Chief Marketing Officer

Von Cameron	46	Executive Vice President – Worldwide Sales

Steven M. Yasbek	56	Chief Accounting Officer
          Mr. Smith co-founded Smith Micro and has served as the Chairman of the Board, President and Chief Executive Officer since inception in 1982. Mr. Smith was employed by Rockwell International Corporation in a variety of technical and management positions from 1975 to 1984. Mr. Smith served with Xerox Data Systems from 1972 to 1975 and RCA Computer Systems Division from 1969 to 1972 in mainframe sales and pre-sale technical roles. Mr. Smith received a B.A. in Business Administration from Grove City College.
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
          Mr. Sperling joined the Company in April 1989 and has been the Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has two patents and three patents pending for various telephony and Internet technologies. Mr. Sperling holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.
          Mr. Kahn joined the Company with the acquisition of Allume Systems, Inc. in July 2005. Prior to the acquisition, Mr. Kahn was President of the company. Mr. Kahn was one of the co-founders of Aladdin Systems, Inc. which later became Allume Systems. Mr. Kahn was Chairman, President and Chief Executive Officer of Monterey Bay Tech, Inc (OTC BB:MBYI), a public company from 1999 to May 2005 until its merger with SecureLogic Inc. Mr. Kahn is a member of the Digital River Advisory Board and is a graduate of the University of Rhode Island with a B.A. in Economics. Mr. Kahn assumed the position as Executive Vice President – Productivity & Graphics in late 2009.

          Mr. Elliott joined the Company in May of 1999 and soon after was appointed General Manager of Smith Micro’s Mac Division, then later as Vice President of Corporate Marketing and Chief Marketing Officer, which he has held to date. An experienced technology and marketing leader with over fifteen years of executive level experience managing business units in the information technology industry, he has held executive level positions with Informix Software, DataStorm Technologies and QuarterDeck Corporation. Mr. Elliott is a graduate of Northwood University, Midland, Missouri.
          Mr. Cameron joined the Company in April of 2008 as the Executive Vice President of Worldwide Sales. Mr. Cameron has held executive management positions with Openwave, Oracle, FoxT and Booz Allen & Hamilton. Mr. Cameron served proudly in the United States Air Force and earned his B.S. in Math–Operations Research from the United States Air Force Academy in Colorado, Springs, CO and an M.B.A. from Golden Gate University in San Francisco, California.
          Mr. Yasbek joined the Company in May of 2008 as the Chief Accounting Officer. Mr. Yasbek has held executive finance and information technology positions with REMEC, Paradigm Wireless Systems, Intellisys Group, Pacific Scientific Company, Symbol Technologies, TRW, and most recently as Chief Financial Officer of Alphatec Spine. He holds a B.S. in Accounting and M.B.A from Loyola Marymount University, and is a Certified Public Accountant.
          Officers are elected by, and serve at the discretion of, the Board of Directors.
          For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is hereby incorporated by reference.
          The section titled “Corporate Governance” appearing in our Proxy Statement for our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.
Audit Committee; Audit Committee Financial Expert
          Our Board of Directors has a standing Audit Committee. The members of the Audit Committee are Messrs. Campbell, Gulko, Keiper and Szabo. Our Board has determined that Mr. Gulko, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires certain of the company’s executive officers, as well as its directors and persons who own more than then percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
          Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner with the exception of one Form 4 disclosing one transaction each for each executive officer and each director which were filed late.
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
     The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.
Securities Authorized for Issuance Under An Equity Compensation Plan
     The following table provides information as of December 31, 2009 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of shares to be	Weighted average	Number of shares
	issued upon exercise of	exercise price of	remaining available for
(in thousands, except per share amounts)	outstanding options	outstanding options	future issuance

Equity compensation plan approved by shareholders (1)	3,536	$11.29	1,434
Equity compensation plan not approved by shareholders	—	—	—

Total	3,536	$11.29	1,434

(1)	The number of shares to be issued upson exercise includes options granted under both the

1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan.

The number of shares remaining available for future issuance consists only of the 2005 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009	S-1
(3) Exhibits

Exhibit
No.	Title	Method of Filing
2.1	Agreement and Plan of Merger, dated September 9, 2009, by and among Smith Micro Software, Inc., Mobility Acquisition Corp., Core Mobility, Inc., Konstantin Othmer, as stockholders’ agent, and the founders of Core Mobility.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing
3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No.333-149222).

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.3††	Amendment No. 6 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Filed herewith.

10.4.4††	Amendment No. 7 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Filed herewith.

10.4.5††	Amendment No. 9 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Filed herewith.

10.5	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.7	Employment Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

Exhibit
No.	Title	Method of Filing
10.8	Management Retention Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.9	Executive Employment Agreement dated July 1, 2005 by and between Smith Micro Software, Inc. and Jonathan Kahn.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A filed on April 29, 2008.

10.10	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2009.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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

SMITH MICRO SOFTWARE, INC.
Date: March 2, 2010	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2010	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2010

/s/ Andrew C. Schmidt	Vice President and Chief Financial Officer	March 2, 2010

Andrew C. Schmidt	(Principal Financial and Accounting Officer)

/s/ Thomas G. Campbell	Director	March 2, 2010

Thomas G. Campbell

/s/ Samuel Gulko	Director	March 2, 2010

Samuel Gulko

/s/ Ted L. Hoffman	Director	March 2, 2010

Ted L. Hoffman

/s/ William C. Keiper	Director	March 2, 2010

William C. Keiper

/s/ Gregory J. Szabo	Director	March 2, 2010

Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Smith Micro Software, Inc.
We have audited the consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Accounting Standards Codification (ASC) Topic No. 805, “Business Combinations” on January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SINGERLEWAK LLP
Los Angeles, California
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Smith Micro Software, Inc.
We have audited Smith Micro Software Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the financial statement schedule, for each of the three years in the period ended December 31, 2009 of the Company, and our report dated March 2, 2010 expressed an unqualified opinion.

/s/ SINGERLEWAK LLP
Los Angeles, California
March 2, 2010

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,577	$13,966
Short-term investments	31,284	22,649
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,045 (2009) and $1,204 (2008)	24,147	18,424
Income tax receivable	980	—
Inventories, net of reserves for excess and obsolete inventory of $1,221 (2009) and $404 (2008)	406	1,097
Prepaid expenses and other current assets	1,506	869
Deferred tax asset	2,696	1,698

Total current assets	75,596	58,703
Equipment and improvements, net	8,193	4,289
Goodwill	94,320	83,483
Intangible assets, net	27,662	27,603
Other assets	163	157
Deferred tax asset	—	2,760

Total assets	$205,934	$176,995

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,215	$3,492
Accrued liabilities	11,359	6,710
Deferred revenue	1,317	923

Total current liabilities	16,891	11,125
Non-current liabilities:
Long term liabilities	70	466
Deferred tax liability	994	—

Total non-current liabilities	1,064	466
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 33,380,496 and 31,399,593 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	33	31
Additional paid-in capital	183,756	165,864
Accumulated other comprehensive (expense) income	(2)	69
Accumulated earnings (deficit)	4,192	(560)

Total stockholders’ equity	187,979	165,404

Total liabilities and stockholders’ equity	$205,934	$176,995

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount)

		Year ended December 31,
	2009	2008	2007
Revenues	$107,279	$98,424	$73,377
Cost of revenues	15,486	20,108	20,644

Gross profit	91,793	78,316	52,733
Operating expenses:
Selling and marketing	24,999	24,814	18,394
Research and development	36,530	30,811	14,772
General and administrative	19,155	19,990	15,318

Total operating expenses	80,684	75,615	48,484

Operating income	11,109	2,701	4,249
Interest and other income	381	739	4,254

Profit before taxes	11,490	3,440	8,503
Income tax expense	6,738	4,172	5,342

Net income (loss)	$4,752	$(732)	$3,161

Net income (loss) per share:
Basic	$0.15	$(0.02)	$0.11

Diluted	$0.14	$(0.02)	$0.10

Weighted average shares outstanding:
Basic	32,438	30,978	29,768

Diluted	32,897	30,978	30,998

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (expense)	income (deficit)	Total

BALANCE, December 31, 2006	28,444	28	129,018	—	(2,989)	126,057

Issuance of common stock in secondary offering, net of offering costs	387	—	5,341	—	—	5,341
Exercise of common stock options	900	2	3,806	—	—	3,808
Non cash compensation recognized on stock options	—	—	6,929	—	—	6,929
Restricted stock grants	527	—	5,443	—	—	5,443
Tax benefit related to the exercise of stock options	—	—	3,775	—	—	3,775
Net income	—	—	—	—	3,161	3,161

BALANCE, December 31, 2007	30,258	30	154,312	—	172	154,514

Exercise of common stock options	49	—	129	—	—	129
Non cash compensation recognized on stock options	—	—	6,935	—	—	6,935
Restricted stock grants	1,093	1	5,041	—	—	5,042
Tax benefit related to the exercise of stock options	—	—	72	—	—	72
Tax benefit deficiencies related to restricted stock expense	—	—	(625)	—	—	(625)
Other comprehensive income:
Unrealized gain on short-term investments	—	—	—	69	—	69
Net loss	—	—	—	—	(732)	(732)

Total comprehensive loss						(663)

BALANCE, December 31, 2008	31,400	31	165,864	69	(560)	165,404

Issuance of common stock for acquisition	700	1	6,880	—	—	6,881
Exercise of common stock options	414	—	1,664	—	—	1,664
Non cash compensation recognized on stock options	—	—	5,266	—	—	5,266
Restricted stock grants, net of cancellations	888	1	3,457	—	—	3,458
Cancellation of shares for payment of withholding tax	(22)	—	(180)	—	—	(180)
Tax benefit related to the exercise of stock options	—	—	871	—	—	871
Tax benefit deficiencies related to restricted stock expense	—	—	(66)	—	—	(66)
Other comprehensive income:
Unrealized gain on short-term investments	—	—	—	(71)	—	(71)
Net income	—	—	—	—	4,752	4,752

Total comprehensive income						4,681

BALANCE, December 31, 2009	33,380	$33	$183,756	$(2)	$4,192	$187,979

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007

Operating activities:
Net income (loss)	$4,752	$(732)	$3,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	10,540	8,446	3,198
Provision for adjustments to accounts receivable and doubtful accounts	1,596	1,170	574
Provision for excess and obsolete inventory	1,063	435	178
Tax benefits from stock-based compensation	(871)	(72)	(3,775)
Non cash compensation related to stock options & restricted stock	8,724	11,977	12,372
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(5,998)	(6,625)	(2,826)
Deferred income taxes	914	2,000	5,313
Income tax receivable	(980)	180	(58)
Inventories	(372)	473	(912)
Prepaid expenses and other assets	(507)	(19)	(642)
Accounts payable and accrued liabilities	(384)	(784)	1,673

Net cash provided by operating activities	18,477	16,449	18,256

Investing activities:
Acquisition of eFrontier America, net of cash received	—	(623)	(5,092)
Acquisition of Ecutel Systems, Inc., net of cash received	—	—	(8,000)
Acquisition of Insignia Solutions, net of cash received	—	245	(17,379)
Acquisition of PhoTags, Inc., net of cash received	—	—	(3,500)
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	—	(60,931)	—
Acquisition of Core Mobility, Inc., net of cash received	(6,907)	—	—
Acquisitions — other	—	(2,306)	—
Other intangibles	—	(500)	(1,227)
Capital expenditures	(4,809)	(3,538)	(997)
Gain on disposal of assets	20	—	—
Purchase of short-term investments	(8,706)	(22,580)	—

Net cash used in investing activities	(20,402)	(90,233)	(36,195)

Financing activities:
Cash received from issuance of common stock, net of offering costs	—	—	5,341
Tax benefits from stock-based compensation	871	72	3,775
Cash received from exercise of stock options	1,665	129	3,808

Net cash provided by financing activities	2,536	201	12,924

Net increase (decrease) in cash and cash equivalents	611	(73,583)	(5,015)
Cash and cash equivalents, beginning of period	13,966	87,549	92,564

Cash and cash equivalents, end of period	$14,577	$13,966	$87,549

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,612	$1,308	$41

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
The Company
     Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications, and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail and mobile device management. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
     Our patented compression technologies are utilized within various Smith Micro products including our line of Personal Computer (“PC”) and Smartphones compression products and our new file-transfer solution.
     We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, PCs, Smartphones, Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile convergence opportunities.
     Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Windows Mobile, Symbian and Java platforms.
     The underlying design concept common to all of our products is our ability to improve the customer’s experience. This philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation. We have over 25 years of experience in design, creation and custom engineering services for software products.
     On October 26, 2009, the Company acquired Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. Of the $10 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations.
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
Basis of Presentation
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted SFAS No. 168 on its effective date and it is incorporated in this 10-K SEC filing.
     The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.
Foreign Currency Transactions
     The Company has international operations resulting from several acquisitions over the past five years. The countries in which the Company has a subsidiary or branch office in are Sweden, Norway, Hong Kong, Serbia, the United Kingdom, and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Foreign Currency Matters-Translation of Financial Statements Topic of the FASB Accounting Standards Codification. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     The Company measures and discloses fair value measurements as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.
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
     As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short-term investments are classified within Level 1 by using quoted market prices utilizing market observable inputs.
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
Significant Concentrations
     For the year ended December 31, 2009, four customers, each accounting for over 10% of revenues, made up 65.7% of revenues and 75% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 3% of accounts payable. For the year ended December 31, 2008, one customer, Verizon Wireless, made up 32.0% of revenues and 21% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 10% of accounts payable. For the year ended December 31, 2007, one customer, Verizon Wireless, made up 64.4% of revenues and 49% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 13% of accounts payable.
Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2009 and 2008, bank balances totaling approximately $4.6 million and $14.0 million, respectively, were uninsured. On January 1, 2010, our primary United States bank exited the Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program. Our uninsured bank balances would have been $14.3 million for the year ended December 31, 2009 if our primary United States bank exited Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program prior to January 1, 2010.
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
Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2009, our net inventory balance of $0.4 million consisted of approximately $0.1 million of assembled products and $0.3 million of components.

Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
In-Process Research and Development
     In 2009 we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. Upon completion, the related IPR&D asset will be amortized over its estimated useful life. If the project is abandoned, we will be required to impair the related IPR&D asset.
     The fair value of the IPR&D was determined using the discounted cash flow approach. The expected future cash flows were estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return were the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Future cash flows were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration and growth rates.
Intangible Assets and Amortization
     Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over their useful lives. Certain assets acquired in the Allume acquisition in 2005 had previously been amortized on a discounted cash flow basis through 2007. Effective January 1, 2008, we changed to the straight line basis of amortization as these assets have been integrated into our core operations and as such it is no longer feasible to separate the cash flows generated by such assets to allow us to update the discounted cash flow analysis originally developed. This change is classified as a change in estimate and was accounted for on a prospective basis.
Impairment or Disposal of Long Lived Assets
     Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification. The Company has determined that there was no impairment at December 31, 2009.
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
     If the intangible assets are considered to be impaired, the impairment we would recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase. The Company has not recognized any impairment loss through December 31, 2009.
     In accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2009, 2008, or 2007. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
Deferred Income Taxes
     We account for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at December 31, 2009. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2009 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
     In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.
     Income tax positions must meet a more likely-than-not recognition threshold at the effective date to be recognized upon the adoption of new FASB guidance, and in subsequent periods. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this FASB guidance effective January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.
Long-Term Liabilities
     The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents and an earn-out accrual that extends beyond one year for one of our prior year acquisitions.
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
Sales Incentives
     The cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by the Software-Revenue Recognition Topic of the FASB Accounting Standards Codification. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2009, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.
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
Advertising Expense
     Advertising costs are expensed as incurred. Advertising expenses were $0.8 million, $0.9 million, and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Income Taxes
     The Company accounts for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2006, the Company reversed all of its valuation allowance on its deferred tax assets as a result of the Company’s improving financial performance and projected income in future years.
     In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
Stock-Based Compensation
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
     Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations during the fiscal years ended December 31, 2009, 2008, and 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
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

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$4,752	($732)	$3,161

Denominator:
Weighted average shares outstanding — basic	32,438	30,978	29,768

Potential common shares — options (treasury stock method)	459	—	1,230

Weighted average shares outstanding — diluted	32,897	30,978	30,998

Shares excluded (anti-dilutive)	—	4,289	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,496	—	1,611

Net income (loss) per common share:
Basic	$0.15	($0.02)	$0.11

Diluted	$0.14	($0.02)	$0.10

Recent Accounting Pronouncements
          In January 2010, the FASB issued the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company will adopt this guidance on its effective date and since it currently only has Level 1 assets and liabilities; it does not expect its adoption to have an impact on its consolidated results of operations and financial condition.
     In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
     In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
     In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended December 31, 2009 and there was no material impact on the consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS No. 168 on its effective date.
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
     In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations which has since been superseded by the Business Combinations Topic of the FASB Accounting Standards Codification. The Topic is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The Topic requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Topic is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted this Topic and its adoption did not have a material impact its consolidated results of operations and financial condition.
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

2. Acquisitions
Core Mobility, Inc.
     On October 26, 2009, the Company acquired Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. In addition, the former shareholders of Core Mobility have the ability to earn additional cash consideration of up to $1.9 million in the form of earn-out payments, contingent on Core Mobility achieving certain milestone deliverables for product development and deployment. Of the $10 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations. Assuming there are no claims, 50% of the Holdback will be paid on the eight month anniversary of the closing, and the remaining 50% on the one year anniversary. Acquisition-related costs of $0.2 million were recorded as expense in the fiscal year ended December 31, 2009 in the general and administrative section of the consolidated statement of operations.
     The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$6,970
Holdback (including interest)	3,041
Common stock issued	6,881
Milestone payments	1,839

Total purchase price	$18,731

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts receivable	997
Unbilled receivable	324
Prepaid and other assets	136
Fixed assets	856
Deferred tax assets	1,735
Intangible assets	8,858
Goodwill	10,837
Total assets	23,806

Liabilities:
Accounts payable	26
Accrued expenses	258
Deferred revenue	1,280
Deferred tax liability	3,511
Total liabilities	5,075

Total purchase price	$18,731

     The results of operations of Core Mobility have been included in the Company’s consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.

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

     Unaudited pro forma consolidated results of operations for the year ended December 31, 2007 as if the acquisition had occurred as of January 1, 2007 is as follows (in thousands, except per share data):

	Year Ended
	December 31, 2007
	Historical	Proforma
Net revenues	$73,377	$83,714

Net income (loss)	$3,161	$(1,774)

Net income (loss) per share, basic	$0.11	$(0.06)

Net income (loss) per share, diluted	$0.10	$(0.06)

Weighted average shares outstanding, basic	29,768	29,768

Weighted average shares outstanding, diluted	30,998	29,768

     Pro forma adjustments include $2.7 million for additional amortization related to intangible assets acquired, $0.5 million for reduced stock based compensation expense and the elimination of interest income earned on the cash used in the acquisition.

3. Balance Sheet Details
Short-Term Investments
     Available-for-sale securities with contractual maturities of less than 12 months were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Fair value	Unrealized (loss)	Fair value	Unrealized gain
Corporate bonds and notes	$3,499	$—	$8,320	$26
Government securities	27,785	(2)	14,329	43
Total	$31,284	$(2)	$22,649	$69
     Realized (losses) recognized in interest and other income were $(0.2) million for the year ended December 31, 2009. Realized gains recognized in interest and other income were $0.2 million for the year ended December 31, 2008.
Equipment and Improvements
     Equipment and improvements consist of the following (in thousands):

	December 31,
	2009	2008
Computer hardware, software, and equipment	$6,551	$3,393
Leasehold improvements	4,081	3,073
Office furniture and fixtures	737	566

	11,369	7,032
Less accumulated depreciation and amortization	(3,176)	(2,743)
Equipment and improvements, net	$8,193	$4,289

     Depreciation and amortization expense on equipment and improvements was $1.7 million, $1.1 million, and $0.4 million for the years ended December 31, 2009, 2008, and 2007 respectively.
Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of December 31, 2009 and 2008 (in thousands except useful life data):

	Useful	December 31, 2009			December 31, 2008
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	2	$6,667	$(3,349)	$3,318	$3,047	$(1,836)	$1,211
In process R&D	2	990	—	990	—	—	—
Capitalized software	5-7	23,846	(11,485)	12,361	23,846	(6,899)	16,947
Distribution rights	5	482	(447)	35	482	(377)	105
Customer lists	5	1,484	(1,048)	436	1,484	(676)	808
Database	10	182	(38)	144	182	(20)	162
Trademarks	5-10	926	(445)	481	809	(375)	434
Trade names	1-2	2,121	(807)	1,314	2,121	(406)	1,715
Non-compete	2	21	(2)	19	—	—	—
Customer agreements	4-7	1,135	(1,135)	—	1,135	(650)	485
Customer relationships	1-9	11,130	(2,566)	8,564	7,020	(1,284)	5,736

Totals		$48,984	$(21,322)	$27,662	$40,126	$(12,523)	$27,603

     Aggregate amortization expense on intangible assets was $8.8 million, $7.3 million, and $2.8 million for the years ended December 31, 2009, 2008, and 2007 respectively. Expected future amortization expense is as follows: $8.8 million for 2010, $8.5 million for 2011, $6.3 million for 2012, $3.3 million for 2013, $0.7 million for 2014 and $0.1 million thereafter.
Goodwill
     The Company determined that it did not have any impairment of goodwill at December 31, 2009.
     The carrying amount of the Company’s goodwill was $94.3 million as of December 31, 2009 and $83.5 million as of December 31, 2008.
Other Assets
     Deposits have been reclassified from prepaid expenses and other current assets. These are primarily office rent deposits.
Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Salaries and benefits	$5,390	$4,006
Income taxes payable	106	867
Royalties and Revenue Sharing	239	606
Earnouts/holdbacks	5,220	540
Marketing expenses and rebates	181	437
Other	223	254
Total accrued liabilities	$11,359	$6,710

4. Income Taxes
     A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$3,662	$855	$—
State	1,215	1,255	—
Foreign	65	101	—
Total current	4,942	2,211	—

Deferred:
Federal	2,734	2,784	526
State	22	(230)	339
Foreign	—	(148)	—
Excess tax benefits related to stock based compensation	871	72	3,775
Tax deficiencies related to restricted stock expense	(66)	(625)	—
Purchase accounting adjustment — Core Mobility	(1,765)	—	—
Other adjustments	—	(40)	674
Change in valuation allowance	—	148	—
Total deferred	1,796	1,961	5,314

Total provision	$6,738	$4,172	$5,314

     For the year ended December 31, 2007, in addition to the $5,314,000 income tax provision detailed in the table above, the Company also paid approximately $28,000 in foreign withholding taxes for a total of $5,342,000 as shown on the consolidated statement of operations.
     A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35% in 2009 and 34% in 2008 and 2007) to the profit before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35%	34%	34%
State tax, net of federal benefit	7	17	9
Equity compensation	13	69	19
Other	4	(3)	—
Change in valuation allowance	—	4	—

	59%	121%	62%

     The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Current
Various reserves	$660	$340
Nondeductible accruals	1,193	851
Deferred state taxes	542	384
Prepaid expenses	(246)	(1)
Other	59	(19)
Equity compensation	488	171
Valuation allowance	—	(28)

Total Current	2,696	1,698

Non- current
Credit carryforwards	1,583	1,718
Net operating loss carryforwards	1,178	1,107
State tax	(563)	(554)
Fixed assets	(512)	(95)
Amortization	710	602
Identifiable intangibles acquired	(3,585)	(189)
Equity based compensation	192	161
Other	3	129
Valuation allowance	—	(119)

Total Non-current	(994)	2,760
	$1,702	$4,458

     The Company has federal and state net operating loss carryforwards of approximately $1.9 million and $7.3 million respectively, at December 31, 2009. These federal and state net operating loss carryforwards will expire from 2011 through 2029.
     In addition, the Company has federal and state tax credit carryforwards of approximately $0.5 million and $1.1 million, respectively, at December 31, 2009. These tax credits will begin to expire in 2025.
     The Company accounts for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.
     The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of this Topic did not have a material impact on the Company’s results of operation and financial position.
     The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2006 through 2008 tax years. State income tax returns are subject to examination for a period of three to four years after filing.
5. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2016. Future minimum annual lease payments under such leases as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,	Operating
2010	$1,838
2011	1,684
2012	1,432
2013	1,033
2014	1,061
Beyond	2,354
Total	$9,402
     Total rent expense was $1.9 million, $1.8 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.
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
6. Segment and Geographical Information
Segment Information
     Public companies are required to report financial and descriptive information about their reportable operating segments as required by the Segment Reporting Topic of the FASB Accounting Standards Codification. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. During the quarter ending December 31, 2008, the Company re-organized our operations into two primary business units. Wireless includes our connection manager solutions for the OEM and Enterprise channels, music, photo and video content management, firmware over the air and products for the IMS application layer. The Company aggregated the Connectivity & Security, Multimedia, and Mobile Device Solutions operating units into one business segment. The reason for this was because their economic characteristics are similar, as are the nature of the products and services, the software engineering and development (production), and the type/class of customers. It was becoming increasingly difficult to separate these operating segments from a reporting and management viewpoint. Productivity & Graphics includes retail and direct sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.

     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2009	2008	2007
Wireless	$89,420	$73,219	$57,819
Productivity & Graphics	17,014	23,925	14,368
Corporate/Other	845	1,280	1,190

Total revenues	107,279	98,424	73,377
Cost of revenues	15,486	20,108	20,644

Gross profit	$91,793	$78,316	$52,733

     Our four largest customers are in the Wireless segment and each exceeded 10% of revenues for fiscal year 2009. Verizon Wireless, Dell, Sprint and AT&T accounted for 65.7% of our revenues in fiscal 2009. One customer in the Wireless business segment, Verizon Wireless, accounted for 32.0% of total revenues in for the year ended December 31, 2008, and 64.4% for the year ended December 31, 2007.
Geographical Information
     During the years ended December 31, 2009, 2008, and 2007, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Americas	$99,172	$88,350	$68,974
Asia Pacific	3,705	5,011	2,151
EMEA	4,402	5,063	2,252
Total revenues	$107,279	$98,424	$73,377
     The Company does not separately allocate specific assets to these geographic locations.
7. Profit Sharing
     The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations during the years ended December 31, 2009, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
Valuation of Stock Option and Restricted Stock Awards
     The weighted average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007 was $3.23, $3.74 and $7.70, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2009, 2008 and 2007, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2009	2008	2007
Assumptions
Risk-free interest rate (average)	0.5%	2.8%	4.6%
Expected dividend yield	—	—	—
Weighted average expected life (years)	1	4	4
Volatility (average)	71.0%	71.0%	66.0%
Forfeiture rate	—	3.5%	10.0%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2009, a total of 50,000 shares of restricted stock, with a total value of $0.2 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.0 million shares of restricted stock, with a total value of $5.0 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

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

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$184	$430	$295
Selling and marketing	2,498	3,460	4,920
Research and development	2,514	3,201	2,353
General and administrative	3,528	4,886	4,804

Total non-cash stock compensation expense	$8,724	$11,977	$12,372

     Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $1.1 million, $1.2 million and $2.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2009 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2006	2,518	$4.80

(914 options, exercisable at a weighted average exercise price of $3.91)
Granted (weighted average fair value of $7.70)	3,142	$14.61
Exercised	(900)	$4.23
Cancelled	(106)	$13.89

Outstanding as of December 31, 2007	4,654	$11.33

(911 options, exercisable at a weighted average exercise price of $4.93)
Granted (weighted average fair value of $3.74)	135	$7.51
Exercised	(49)	$2.64
Cancelled	(451)	$14.28

Outstanding as of December 31, 2008	4,289	$10.94

(2,481 options, exercisable at a weighted average exercise price of $9.31)
Granted (weighted average fair value of $3.23)	25	$11.59
Exercised	(414)	$4.02
Cancelled	(364)	$14.56

Outstanding as of December 31, 2009	3,536	$11.29	$—

Exercisable as of December 31, 2009	2,754	$10.55	$—

Vested and expected to vest at December 31, 2009	3,536	$11.29	$—

     During the year ended December 31, 2009, options to acquire 414,000 shares were exercised with an intrinsic value of $2.1 million, resulting in cash proceeds to the Company of $1.7 million. The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $3.23. For the year ended December 31, 2009 there were $5.4 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over the next two years. At December 31, 2009, there were 1.4 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.
     Additional information regarding options outstanding as of December 31, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	188	4.1	$1.56	188	$1.56
$4.01 - $6.00	684	5.6	$4.95	684	$4.95
$6.01 - $12.00	306	7.1	$8.99	247	$9.11
$12.01 - $14.00	1,310	7.1	$12.68	932	$12.69
$14.01 - $16.00	668	7.2	$15.18	463	$15.18
$16.01 - $19.00	380	7.4	$17.73	240	$17.80

	3,536	6.7	$11.29	2,754	$10.55

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2009, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2006	263

Granted	527
Vested	(440)

Unvested at December 31, 2007	350	$12.32

Granted	1,164	$7.73
Vested	(444)	$10.59
Cancelled	(72)	$11.16

Unvested at December 31, 2008	998	$7.82

Granted	1,031	$5.06
Vested	(472)	$7.17
Cancelled	(142)	$5.26

Unvested at December 31, 2009	1,415	$6.28

9. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$4,752	$(732)	$3,161
Change in unrealized gain (loss) on investments, after tax	(71)	69	—

Total comprehensive income (loss)	$4,681	$(663)	$3,161

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
11. Subsequent Events
     In May 2009, the FASB issued new accounting guidance found under the Subsequent Events Topic of the FASB Accounting Standards Codification. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has adopted this Topic. Subsequent events have been evaluated as of March 2, 2010 and no further disclosures were required and its adoption did not impact its consolidated results of operations and financial condition.

12. Quarterly Financial Data (Unaudited)
     The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2009 and 2008 are as follows (in thousands, except per share data):

	Year ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$23,788	$25,986	$27,820	$29,685
Gross profit	$19,265	$22,064	$24,280	$26,184
Operating income	$389	$2,683	$4,138	$3,899
Net income	$278	$1,277	$1,981	$1,216

Net income per share, basic (1)	$0.01	$0.04	$0.06	$0.04

Weighted average shares outstanding, basic	31,675	32,338	32,523	33,200

Net income per share, diluted (1)	$0.01	$0.04	$0.06	$0.04

Weighted average shares outstanding, diluted	31,904	32,955	33,145	33,675

	Year ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$21,880	$23,452	$26,641	$26,451
Gross profit	$16,764	$17,989	$21,444	$22,119
Operating income (loss)	$(1,888)	$(469)	$2,026	$3,032
Net income (loss)	$(317)	$(158)	$(1,576)	$1,319

Net income (loss) per share, basic (1)	$(0.01)	$(0.01)	$(0.05)	$0.04

Weighted average shares outstanding, basic	30,406	30,855	31,289	31,340

Net income (loss) per share, diluted (1)	$(0.01)	$(0.01)	$(0.05)	$0.04

Weighted average shares outstanding, diluted	30,406	30,855	31,289	31,658

(1)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for accounts receivable (1):
2009	$1,204	$1,596	$(1,755)	$1,045
2008	684	1,170	(650)	1,204
2007	500	574	(390)	684

Allowance for excess and obsolete inventory:
2009	$404	$1,063	$(246)	$1,221
2008	102	435	(133)	404
2007	82	178	(158)	102

(1)	Allowances are for retail return reserves, marketing development funds and doubtful accounts.

S -1