Form 10-K/A
period 2009-12-31
SMITH MICRO SOFTWARE INC
filed 2010-04-28
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 Columbia, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(NASDAQ Global Select Market)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $281,770,002 based upon the closing sale price of such stock as reported on the Nasdaq Global Select Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of February 11, 2010, there were 33,380,496 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

EXPLANATORY NOTE
     The sole purpose of this amendment is to amend Exhibit 10.4.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the SEC on March 2, 2010, to include certain portions of the Exhibit that had previously been omitted (or “redacted”) pursuant to a request for confidential treatment. This amendment provides a revised redacted version of Exhibit 10.4.5. Accordingly, Exhibit 10.4.5 is hereby amended and restated in its entirety. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the registrant is including only Item 15 of Part IV below. The remainder of the information contained in the original Form 10-K filing is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

EXPLANATORY NOTE
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.4.5
EX-31.1
EX-31.2

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

Page
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009.	S-1
(3)	Exhibits

Exhibit
No.	Title	Method of Filing
2.1	Agreement and Plan of Merger, dated September 9, 2009, by and among Smith Micro Software, Inc., Mobility Acquisition Corp., Core Mobility, Inc., Konstantin Othmer, as stockholders’ agent, and the founders of Core Mobility.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2009.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit
No.	Title	Method of Filing
3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.3††	Amendment No. 6 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Previously filed.

10.4.4††	Amendment No. 7 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Previously filed.

10.4.5††	Amendment No. 9 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Filed herewith.

10.5	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.7	Employment Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.8	Management Retention Agreement effective as of January 4, 2008 by and between Smith Micro Software, Inc. and Biju Nair.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

Exhibit
No.	Title	Method of Filing
10.9	Executive Employment Agreement dated July 1, 2005 by and between Smith Micro Software, Inc. and Jonathan Kahn.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A filed on April 29, 2008.

10.10	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2009.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries.	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm.	Previously filed.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
(b)	Exhibits
     The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.
(c)	Financial Statement Schedule
     The Financial Statement Schedule required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
Date: April 28, 2010	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2010	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board, President	April 28, 2010
William W. Smith, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Andrew C. Schmidt	Chief Financial Officer	April 28, 2010
Andrew C. Schmidt	(Principal Financial and Accounting Officer)

*	Director	April 28, 2010
Thomas G. Campbell

*	Director	April 28, 2010
Samuel Gulko

*	Director	April 28, 2010
Ted L. Hoffman

*	Director	April 28, 2010
William C. Keiper

*	Director	April 28, 2010
Gregory J. Szabo

* By:	/s/ Andrew C. Schmidt Andrew C. Schmidt, as Attorney-in-Fact