Form 10-Q
period 2010-03-31
SMITH MICRO SOFTWARE INC
filed 2010-05-06
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐   No ☑
     As of April 30, 2010 there were 34,279,189 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$11,517	$14,577
Short-term investments	37,806	31,284
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,076 (2010) and $1,045 (2009)	26,451	24,147
Income tax receivable	980	980
Inventories, net of reserves for excess and obsolete inventory of $1,230 (2010) and $1,221 (2009)	371	406
Prepaid expenses and other current assets	1,244	1,506
Deferred tax asset	2,669	2,696

Total current assets	81,038	75,596
Equipment and improvements, net	8,912	8,193
Goodwill	94,374	94,320
Intangible assets, net	26,089	27,662
Other assets	197	163

Total assets	$210,610	$205,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,640	$4,215
Accrued liabilities	11,797	11,359
Deferred revenue	1,833	1,317

Total current liabilities	17,270	16,891
Non-current liabilities:
Long-term liabilities	70	70
Deferred tax liability	997	994

Total non-current liabilities	1,067	1,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 34,203,148 and 33,380,496 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	34	33
Additional paid-in capital	186,476	183,756
Accumulated other comprehensive loss	(21)	(2)
Accumulated earnings	5,784	4,192

Total stockholders’ equity	192,273	187,979

Total liabilities and stockholders’ equity	$210,610	$205,934

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues	$29,862	$23,788
Cost of revenues	3,732	4,523

Gross profit	26,130	19,265
Operating expenses:
Selling and marketing	7,290	6,277
Research and development	10,128	8,112
General and administrative	5,806	4,487

Total operating expenses	23,224	18,876

Operating income	2,906	389
Interest and other income	40	255

Profit before taxes	2,946	644
Income tax expense	1,354	366

Net income	$1,592	$278

Net income per share:
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

Weighted average shares outstanding:
Basic	33,730	31,675

Diluted	34,176	31,904

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	loss	income	Total

BALANCE, December 31, 2009	33,380	$33	$183,756	$(2)	$4,192	$187,979

Exercise of common stock options	32	—	153	—	—	153
Non cash compensation recognized on stock options	—	—	1,173	—	—	1,173
Restricted stock grants	800	1	1,083	—	—	1,084
Cancellation of shares for payment of withholding tax	(9)	—	(69)	—	—	(69)
Tax benefit related to the exercise of stock options	—	—	407	—	—	407
Tax benefit deficiencies related to restricted stock expense	—	—	(27)	—	—	(27)
Other comprehensive income:
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net income	—	—	—	—	1,592	1,592

Total comprehensive income						1,573

BALANCE, March 31, 2010 (unaudited)	34,203	$34	$186,476	$(21)	$5,784	$192,273

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating activities:
Net income	$1,592	$278
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	2,880	2,510
Provision for doubtful accounts and other adjustments to accounts receivable	389	269
Provision for excess and obsolete inventory	48	385
Tax benefits from stock-based compensation	(407)	(10)
Non-cash compensation related to stock options and restricted stock	2,257	2,374
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(2,693)	(1,232)
Deferred taxes	3	—
Inventories	(13)	(11)
Prepaid expenses and other assets	228	(240)
Accounts payable and accrued liabilities	616	870

Net cash provided by operating activities	4,900	5,193

Investing activities:
Acquisitions, net of cash received	(675)	—
Capital expenditures	(1,304)	(846)
Purchase of short-term investments	(6,541)	(7,584)

Net cash used in investing activities	(8,520)	(8,430)

Financing activities:
Tax benefits from stock-based compensation	407	10

Cash received from exercise of stock options	153	33

Net cash provided by financing activities	560	43

Net decrease in cash and cash equivalents	(3,060)	(3,194)
Cash and cash equivalents, beginning of period	14,577	13,966

Cash and cash equivalents, end of period	$11,517	$10,772

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$49	$661

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
2. Basis of Presentation
     The accompanying interim consolidated balance sheet and statement of equity as of March 31, 2010, and the related statements of operations and cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 2, 2010.
     Intercompany balances and transactions have been eliminated in consolidation.
     Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
3. Net Income (Loss) Per Share
     The Company calculates earnings per share (“EPS”) as required by the Earning Per Share Topic No. 260 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Basic EPS is calculated by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,592	$278

Denominator:
Weighted average shares outstanding — basic	33,730	31,675

Potential common shares — options (treasury stock method)	446	229

Weighted average shares outstanding — diluted	34,176	31,904

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,495	2,783

Net income per common share:
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

4. Acquisitions
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

     The results of operations of Core Mobility have been included in the Company’s consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition on historical periods is not material and therefore not included.
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
Stock Compensation
     Effective January 1, 2006, the Company started to measure and recognize compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. The Company used the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of stock compensation expense.
     Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statements of operations during the three months ended March 31, 2010 and 2009 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
Valuation of Stock Option and Restricted Stock Awards
     There were no stock options granted during the three months ended March 31, 2010 or March 31, 2009.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the three months ended March 31, 2010, a total of 50,000 shares of restricted stock, with a total value of $0.4 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.8 million shares of restricted stock, with a total value of $6.3 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
Compensation Costs
     As required by FASB ASC Topic No. 718, Compensation-Stock Compensation, the Company elected to attribute the value of stock-based compensation to expense using the straight-line method over the requisite service period for each award, which was previously used for its pro forma information. Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
Cost of revenues	$28	$73
Selling and marketing	632	679
Research and development	586	607
General and administrative	1,011	1,015

Total non-cash stock compensation expense	$2,257	$2,374

     Total stock-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.5 million in the three months ended March 31, 2010 and $0.2 million in the three months ended March 31, 2009.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of March 31, 2010, and the activity during the three months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2009	3,536	$11.29
Granted (unaudited)	—	$—
Exercised (unaudited)	(32)	$4.87
Cancelled (unaudited)	(1)	$15.15

Outstanding as of March 31, 2010 (unaudited)	3,503	$11.34	$—

Exercisable as of March 31, 2010 (unaudited)	2,879	$10.79	$—

     During the three months ended March 31, 2010, options to acquire 31,500 shares were exercised with an intrinsic value of $125,000, resulting in cash proceeds to the Company of $153,000. There were no stock options granted during the three months ended March 31, 2010. For the quarter ended March 31, 2010, there were $4.1 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At March 31, 2010, there were 1.4 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

     Additional information regarding options outstanding as of March 31, 2010 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 — $4.00	186	3.9	$1.56	186	$1.56
$4.01 — $6.00	657	5.3	$4.95	657	$4.95
$6.01 — $12.00	303	6.9	$9.02	259	$9.17
$12.01 — $14.00	1,310	6.9	$12.68	1,011	$12.68
$14.01 — $16.00	667	7.0	$15.18	502	$15.18
$16.01 — $19.00	380	7.2	$17.73	264	$17.79

	3,503	6.5	$11.34	2,879	$10.79

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of March 31, 2010, and the activity during the three months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2009	1,415
Granted (unaudited)	833
Cancelled/forfeited (unaudited)	(33)
Vested (unaudited)	(205)

Unvested at March 31, 2010 (unaudited)	2,010

6. Fair Value of Financial Instruments
     The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.
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
     As required by FASB ASC Topic No. 820, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short-term investments are classified within Level 1 by using quoted market prices utilizing market observable inputs.

     As required by FASB ASC Topic No. 825, Financial Instruments, an entity can choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. This Topic also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted, the Company has elected not to use the fair value option to measure our available-for-sale securities under this Topic and will continue to report as required by FASB ASC Topic No. 320, Investments-Debt and Equity Securities. We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.
7. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2010 and December 31, 2009, bank balances totaling approximately $11.6 million and $4.6 million, respectively, were uninsured. On January 1, 2010, our primary United States bank exited the Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program. Our uninsured bank balances would have been $14.3 million for the year ended December 31, 2009 if our primary United States bank exited Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program prior to January 1, 2010.
8. Short-Term Investments
     Short-term investments consist of U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments as required by FASB ASC Topic No. 320, Investments-Debt and Equity Securities. These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. Available-for-sale securities with contractual maturities of less than 12 months were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Fair value	Unrealized (loss)	Fair value	Unrealized (loss)
Corporate bonds and notes	$7,131	$(12)	$3,499	$—
Government securities	30,675	(9)	27,785	(2)

Total	$37,806	$(21)	$31,284	$(2)

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
10. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2010, our net inventory balance consisted of approximately $0.1 million of assembled products and $0.3 million of components.
11. Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

12. Goodwill
     In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2009.
     The carrying amount of the Company’s goodwill was $94.4 million as of March 31, 2010 and was $94.3 million as of December 31, 2009.
13. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of March 31, 2010 and December 31, 2009 (in thousands except useful life data):

	Useful	March 31, 2010			December 31, 2009
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	2	$7,347	$(3,801)	$3,546	$6,667	$(3,349)	$3,318
In process R&D	2	990	—	990	990	—	990
Capitalized software	5-7	23,846	(12,515)	11,331	23,846	(11,485)	12,361
Distribution rights	5	482	(465)	17	482	(447)	35
Customer lists	5	1,484	(1,136)	348	1,484	(1,048)	436
Database	10	182	(42)	140	182	(38)	144
Trademarks	5-10	926	(468)	458	926	(445)	481
Trade names	1-2	2,121	(907)	1,214	2,121	(807)	1,314
Non-compete	2	21	(5)	16	21	(2)	19
Customer agreements	4-7	1,135	(1,135)	—	1,135	(1,135)	—
Customer relationships	1-9	11,130	(3,101)	8,029	11,130	(2,566)	8,564

Totals		$49,664	$(23,575)	$26,089	$48,984	$(21,322)	$27,662

     Aggregate amortization expense on intangible assets was $2.3 million for the three months ended March 31, 2010. Expected future amortization expense is as follows: $6.8 million for the remainder of 2010, $8.8 million for 2011, $6.6 million for 2012, $3.3 million for 2013, and $0.6 million thereafter.
14. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
Net income	$1,592	$278
Change in unrealized loss on investments, net	(19)	(45)

Total comprehensive income	$1,573	$233

15. Segment and Geographical Information
Segment Information
     Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has two primary business units. Wireless includes our connectivity and security, backup and messaging, multimedia and mobile device solutions product lines. Productivity & Graphics includes retail and direct sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Wireless	$26,962	$19,257
Productivity & Graphics	2,774	4,251
Corporate/Other	126	280

Total Revenues	$29,862	$23,788

     Sales to four customers and their respective affiliates in the Wireless business segment accounted for 28.3%, 22.2%, 12.7% and 10.0% of the Company’s total revenues for the three months ended March 31, 2010. Sales to two customers and their respective affiliates in the Wireless business segment accounted for 28.1% and 14.2% of the Company’s total revenues for the three months ended March 31, 2009.
Geographical Information
     During the three months ended March 31, 2010 and 2009, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Americas	$28,015	$20,951
Asia Pacific	364	1,319
EMEA	1,483	1,518

Total Revenues	$29,862	$23,788

     The Company does not separately allocate specific assets to these geographic locations.
16. Recent Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company will adopt this guidance on its effective date and since it currently only has Level 1 assets and liabilities, it does not expect its adoption to have an impact on its consolidated results of operations and financial condition.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
     In October 2009, the FASB concurrently issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
     In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended December 31, 2009 and there was no material impact on the consolidated financial statements.
     In June 2009, the FASB issued the Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 addresses (1) the effects on certain provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted SFAS No. 167 for this interim period and its adoption did not have an impact on its consolidated results of operations and financial condition.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company adopted SFAS No. 166 for this interim period and its adoption did not have an impact on its consolidated results of operations and financial condition.

17. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2018. Future minimum annual lease payments under such leases as of March 31, 2010 are as follows (in thousands):

Year Ending December 31,	Operating
2010-9 months	$1,524
2011	1,967
2012	1,757
2013	1,484
2014	1,136
2015	1,090
Beyond	1,264

Total	$10,222

     Rent expense under operating leases for the three months ended March 31, 2010 and 2009 was $0.6 million and $0.4 million, respectively.
18. Income Taxes
     The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2006, the Company reversed all of its valuation allowance on its deferred tax assets as a result of the Company’s improving financial performance and projected income in future years.
     In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008, and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010.
     In the three months ended March 31, 2010, we recorded income tax expense in the amount of $1.4 million.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
19. Subsequent Events
     In May 2009, the FASB issued new accounting guidance found under ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has adopted this Topic. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required and its adoption did not impact its consolidated results of operations and financial condition.

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
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	the duration and depth of the current economic slowdown and its effects on capital expenditures by our customers and their end users;
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	changes in demand for our products from our customers and their end-users;
•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to successfully execute our business plan and control costs and expenses;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and
•	those additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Sales to four customers and their respective affiliates in the Wireless business segment accounted for 28.3%, 22.2%, 12.7% and 10.0% of the Company’s total revenues for the three months ended March 31, 2010. Sales to two customers and their respective affiliates in the Wireless business segment accounted for 28.1% and 14.2% of the Company’s total revenues for the three months ended March 31, 2009.
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
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three months ended March 31, 2010 and 2009. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	12.5%	19.0%

Gross profit	87.5%	81.0%
Operating expenses:
Selling and marketing	24.4%	26.4%
Research and development	33.9%	34.1%
General and administrative	19.5%	18.9%

Total operating expenses	77.8%	79.4%

Operating income	9.7%	1.6%
Interest and other income	0.2%	1.1%

Profit before taxes	9.9%	2.7%
Income tax expense	4.6%	1.5%

Net income	5.3%	1.2%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connection manager solutions, mobile VPN, music and multimedia manager, device management suite, Push-To-Talk and Visual Voicemail; and
•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.
•	“Corporate/Other” refers to the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.

     The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Wireless	$26,962	$19,257
Productivity & Graphics	2,774	4,251
Corporate/Other	126	280

Total Revenues	29,862	23,788
Cost of revenues	3,732	4,523

Gross Profit	$26,130	$19,265

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
     Research and development. Research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts and the amortization of certain acquired intangibles.
     General and administrative. General and administrative expenses consist primarily of personnel costs, professional services and fees paid for external service providers, space and occupancy costs, and legal and other public company costs.
     Interest and other income. Interest and other income are directly related to our average cash and short term investment balances during the period and vary among periods. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.
     Income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at March 31, 2010 are likely to be realized.
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
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Revenues. Revenues were $29.9 million and $23.8 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $6.1 million, or 25.5%. Wireless sales increased $7.7 million, or 40.0%, primarily due to new connectivity and security product OEM licenses and activations of $3.5 million, and new licenses related to our multimedia, device solutions, and backup and messaging product lines of $4.2 million. Productivity & Graphic sales decreased $1.5 million, or 34.7%, primarily due to the continued effect from the worldwide economic downturn and low consumer spending. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.

     Cost of revenues. Cost of revenues was $3.7 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $0.8 million, or 17.5%. Direct product costs decreased $1.0 million primarily due to a shift in product mix and the continued shift to more downloads rather than box software. Amortization of intangibles increased from $1.2 million to $1.5 million, or $0.3 million, primarily due to the Core Mobility acquisition. Stock-based compensation expense decreased from $0.1 million to nearly zero, or $0.1 million.
     Gross profit. Gross profit was $26.1 million, or 87.5% of revenues for the three months ended March 31, 2010, an increase of $6.9 million, or 35.6%, from $19.3 million, or 81.0% of revenues for the three months ended March 31, 2009. The 6.5 percentage point increase was primarily due to improved product margins of 6.3 points as a result of the change in product mix mentioned above, and lower stock based compensation expense as a percentage of revenues of 0.2 points.
     Selling and marketing. Selling and marketing expenses were $7.3 million and $6.3 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $1.0 million, or 16.1%. This increase was primarily due to the addition of product marketing people through new hiring or by acquisition of $1.0 million, higher stock-based compensation expense which increased from $0.7 million to $0.8 million, or $0.1 million, and an increase in the amortization of intangibles related to Core Mobility which increased from $0.6 million to $0.7 million, or $0.1 million. These increases were partially offset by decreased third party commissions and other expenses of $0.2 million.
     Research and development. Research and development expenses were $10.1 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $2.0 million, or 24.9%. This increase was primarily due to the addition of engineers through new hiring or by acquisition of $2.4 million to support our new product initiatives and new contracts. This increase was partially offset by the amortization of intangibles that decreased from $0.3 million to zero, or $0.3 million, and reduced spending in other areas of $0.1 million. Stock-based compensation was $0.6 million for both fiscal quarters ended March 31, 2010 and 2009.
     General and administrative. General and administrative expenses were $5.8 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $1.3 million, or 29.4%. This increase was primarily due to increased space and occupancy costs associated with facility expansions of $0.6 million, personnel costs of $0.5 million, and higher stock-based compensation expense which increased from $1.1 million to $1.3 million, or $0.2 million.
     Interest and other income. Interest and other income was $0.1 million and $0.3 million for the three months ended March 31, 2010, and 2009, respectively, representing a decrease of $0.2 million.
     Income tax provision. We recorded an income tax expense for the three months ended March 31, 2010 and 2009 in the amounts of $1.4 million and $0.4 million, respectively. The effective tax rate for the three months ended March 31, 2010 was 46%, which was lower than 57% for the three months ended March 31, 2009, due to favorable tax credits and adjustments.
Liquidity and Capital Resources
     At March 31, 2010, we had $49.3 million in cash, cash equivalents, and short-term investments and $63.8 million of working capital. On October 26, 2009, we acquired Core Mobility for $10 million in cash ($6.9 million upon closing and $3.1 million held back as security against possible indemnification obligations) and 700,000 shares of Smith Micro common stock. We currently have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2010. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $2.9 million, stock-based compensation of $2.3 million, net income and other non-cash expenses of $1.6 million, increases of current liabilities of $0.6 million, and decreases of other assets of $0.2 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $2.7 million. Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2009. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $2.5 million, stock based compensation of $2.4 million, net income and other non-cash expenses of $0.9 million, and increases of current liabilities of $0.9 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $1.2 million and the reduction of other assets of $0.3 million.

Investing activities
     During the three months ended March 31, 2010, we used $8.5 million in investing activities due to investing in short-term investments of $6.5 million, capital expenditures of $1.3 million, and for a small acquisition of $0.7 million. During the three months ended March 31, 2009, we used $8.4 million in investing activities due to investing in short-term investments of $7.6 million and capital expenditures, primarily leasehold improvements, of $0.8 million.
Financing activities
     During the three months ended March 31, 2010, we received $0.2 million in cash from the exercise of stock options and $0.4 million from tax benefits related to stock-based compensation. We received less than $0.1 million in cash during the three months ended March 31, 2009 from the exercise of stock options.
Contractual obligations and commercial commitments
     As of March 31, 2010 we had no debt. The following table summarizes our contractual obligations as of March 31, 2010 (in thousands):

		Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$10,222	$2,049	$3,566	$2,523	$2,084
Purchase Obligations	1,113	1,113	—	—	—

Total	$11,335	$3,162	$3,566	$2,523	$2,084

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
Real Property Leases
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 40,900 square feet of space pursuant to leases that expire May 31, 2016. We lease approximately 21,000 square feet in Mountain View, California under a lease that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011. Internationally, we lease space in Stockholm, Sweden; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
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

     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
     We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Productivity & Graphics group certain revenues are booked net of revenue sharing payments. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized as required. Sales directly to end-users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
Sales Incentives
     The cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.
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
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2010, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
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
Capitalized Software and Amortization
     We capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software as required by FASB ASC Topic No. 985-20, Software-Costs of Software to be Sold, Leased, or Marketed. These costs are amortized on a product-by-product basis, typically over an estimated life of five to seven years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off.
Intangible Assets and Amortization
     Amortization expense related to other intangibles acquired in previous acquisitions is calculated on a straight line basis over various useful lives.
Impairment or Disposal of Long Lived Assets
     Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2010.
Valuation of Goodwill and Intangible Assets
     The Company accounts for goodwill and intangible assets as required by FASB ASC Topic No. 350, Intangibles-Goodwill and Other. This statement requires us to periodically assess the impairment of our goodwill and intangible assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
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
Deferred Income and Income Taxes
     We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at March 31, 2010. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at March 31, 2010 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
Stock-Based Compensation
     Effective January 1, 2006, the Company started to measure and recognize compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. The Company used the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of stock compensation expense.
     Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At March 31, 2010, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended March 31, 2010 and 2009, our revenues denominated in foreign currencies were $0.4 million and $0.3 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time we may be party to litigation incidental to our business, none of which is expected to have a material adverse effect on us.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 5. Other Information.
     The following information concerning the Company’s 2010 Annual Meeting of Stockholders (the “Annual Meeting”) was previously disclosed in a Current Report on Form 8-K filed by the Company on April 19, 2010 and is being disclosed here pursuant to Rule 14a-5(f) under the Exchange Act.
     The Annual Meeting will be held at 10:00 am Pacific Time on Thursday, June 24, 2010 at the Company’s principal headquarters located at 51 Columbia, Aliso Viejo, California 92656. The record date for determining stockholders entitled to vote at the Annual Meeting is April 26, 2010. The following deadlines for stockholder proposals apply to the Annual Meeting:
     1. In order for a stockholder proposal to be considered for inclusion in the Company’s Proxy Statement for the Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”), the proposal must have been received by the Corporate Secretary at the Company’s headquarters no later than April 28, 2010, which the Company considers to be a reasonable time before it begins to print and send its proxy materials for the Annual Meeting. In order to be considered, such proposal must also comply with all applicable requirements for stockholder proposals made pursuant to Rule 14a-8.
     2. In order for a stockholder proposal regarding the nomination of a Director or other business to be brought at the Annual Meeting outside of Rule 14a-8 to be considered timely under the Company’s Bylaws, notice of the proposal must have been received by the Corporate Secretary at the Company’s principal headquarters by no later than April 25, 2010 in the case of nominations of a Director, and must be received between April 25, 2010 and May 25, 2010 in the case of other business to be brought at the Annual Meeting outside of Rule 14a-8. In order for either type of proposal to be considered, such notice must also contain certain information specified in the Company’s Bylaws.
     The Company considers April 28, 2010 to be a reasonable time before it begins the printing and mailing of its proxy materials for the Annual Meeting. Accordingly, pursuant to Rule 14a-4(c) under the Exchange Act, the persons named in the proxies solicited on behalf of the Company for use at the Annual Meeting will have the right to exercise discretionary voting authority with respect to proposals submitted after that date.
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

SMITH MICRO SOFTWARE, INC.
May 6, 2010	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2010	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)