Form 10-Q
period 2010-06-30
SMITH MICRO SOFTWARE INC
filed 2010-08-05
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26536
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0029027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
51 COLUMBIA
ALISO VIEJO, CA92656
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
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☑
     As of July 30, 2010 there were 34,266,588 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share, and par value data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$13,248	$14,577
Short-term investments	41,599	31,284
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,062 (2010) and $1,045 (2009)	25,321	24,147
Income tax receivable	980	980
Inventories, net of reserves for excess and obsolete inventory of $1,275 (2010) and $1,221 (2009)	400	406
Prepaid expenses and other current assets	1,332	1,506
Deferred tax asset	2,694	2,696

Total current assets	85,574	75,596
Equipment and improvements, net	10,221	8,193
Goodwill	94,231	94,320
Intangible assets, net	23,794	27,662
Other assets	191	163

Total assets	$214,011	$205,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,651	$4,215
Accrued liabilities	9,690	11,359
Deferred revenue	2,736	1,317

Total current liabilities	16,077	16,891
Non-current liabilities:
Deferred rent and other long-term liabilities	129	70
Deferred tax liability	997	994

Total non-current liabilities	1,126	1,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 34,266,588 and 33,380,496 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	34	33
Additional paid-in capital	189,119	183,756
Accumulated other comprehensive loss	(14)	(2)
Accumulated earnings	7,669	4,192

Total stockholders’ equity	196,808	187,979

Total liabilities and stockholders’ equity	$214,011	$205,934

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$31,357	$25,986	$61,219	$49,774
Cost of revenues	3,965	3,922	7,697	8,445

Gross profit	27,392	22,064	53,522	41,329
Operating expenses:
Selling and marketing	7,398	6,148	14,688	12,425
Research and development	10,095	8,725	20,223	16,837
General and administrative	6,217	4,508	12,023	8,995

Total operating expenses	23,710	19,381	46,934	38,257

Operating income	3,682	2,683	6,588	3,072
Interest and other income (expense)	(7)	119	33	374

Profit before taxes	3,675	2,802	6,621	3,446
Income tax expense	1,790	1,525	3,144	1,891

Net income	$1,885	$1,277	$3,477	$1,555

Net income per share:
Basic	$0.06	$0.04	$0.10	$0.05

Diluted	$0.05	$0.04	$0.10	$0.05

Weighted average shares outstanding:
Basic	34,264	32,338	33,999	32,008

Diluted	34,781	32,955	34,480	32,464

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	loss	earnings	Total
BALANCE, December 31, 2009	33,380	$33	$183,756	$(2)	$4,192	$187,979

Exercise of common stock options	51	—	260	—	—	260
Non cash compensation recognized on stock options	—	—	2,288	—	—	2,288
Restricted stock grants	852	1	2,379	—	—	2,380
Cancellation of shares for payment of withholding tax	(16)	—	(136)	—	—	(136)
Excess tax benefit related to stock compensation	—	—	574	—	—	574
Tax deficiencies related to stock compensation	—	—	(2)	—	—	(2)
Other comprehensive income:
Unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Net income	—	—	—	—	3,477	3,477

Total comprehensive income						3,465

BALANCE, June 30, 2010 (unaudited)	34,267	$34	$189,119	$(14)	$7,669	$196,808

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Operating activities:
Net income	$3,477	$1,555
Adjustments to reconcile net income to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	5,867	5,030
Loss on disposal of assets	—	20
Provision for doubtful accounts and other adjustments to accounts receivable	705	623
Provision for excess and obsolete inventory	93	511
Tax benefits from stock-based compensation	(574)	(121)
Non cash compensation related to stock options & restricted stock	4,668	4,615
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(1,879)	(4,325)
Deferred income taxes	3	—
Inventories	(87)	(23)
Prepaid expenses and other assets	146	(101)
Accounts payable and accrued liabilities	(418)	2,045

Net cash provided by operating activities	12,001	9,829

Investing activities:
Adjustments made to the acquisition of Core Mobility	143	—
Acquisition of Avot Media, net of cash received	(675)	—
Capital expenditures	(3,305)	(3,289)
Purchase of short-term investments	(10,327)	(7,172)

Net cash used in investing activities	(14,164)	(10,461)

Financing activities:
Tax benefits from stock-based compensation	574	121
Cash received from exercise of stock options	260	593

Net cash provided by financing activities	834	714

Net increase (decrease) in cash and cash equivalents	(1,329)	82
Cash and cash equivalents, beginning of period	14,577	13,966

Cash and cash equivalents, end of period	$13,248	$14,048

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,591	$2,177

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
2. Basis of Presentation
     The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2010, the related statements of operations for the three and six months ended June 30, 2010 and 2009 and the related statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
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
     Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
3. Net Income Per Share
     The Company calculates earnings per share (“EPS”) as required by the Earning Per Share Topic No. 260 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,885	$1,277	$3,477	$1,555

Denominator:
Weighted average shares outstanding — basic	34,264	32,338	33,999	32,008
Potential common shares — options (treasury stock method)	517	617	481	456

Weighted average shares outstanding — diluted	34,781	32,955	34,480	32,464

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,440	2,475	2,440	2,624

Net income per common share:
Basic	$0.06	$0.04	$0.10	$0.05

Diluted	$0.05	$0.04	$0.10	$0.05

4. Acquisitions
Core Mobility, Inc.
     On October 26, 2009, the Company acquired Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10.0 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. In addition, the former shareholders of Core Mobility had the ability to earn additional cash consideration of up to $1.8 million contingent on Core Mobility achieving certain milestone deliverables for product development and deployment. In March 2010, a milestone payment of $0.6 million was made. Of the $10.0 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations. In June 2010, $1.5 million of the Holdback was paid. Assuming there are no claims, the remaining 50% of the Holdback will be paid on the one year anniversary. Acquisition-related costs of $0.2 million were recorded as expense in the fiscal year ended December 31, 2009 in the general and administrative section of the consolidated statement of operations.
     The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$6,970
Holdback (including interest)	3,041
Common stock issued	6,881
Milestone payments	1,839

Total purchase price	$18,731

     The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$63
Accounts receivable	997
Unbilled receivable	324
Prepaid and other assets	279
Fixed assets	856
Deferred tax assets	1,735
Intangible assets	8,858
Goodwill	10,694

Total assets	23,806

Liabilities:
Accounts payable	26
Accrued expenses	258
Deferred revenue	1,280
Deferred tax liability	3,511

Total liabilities	5,075

Total purchase price	$18,731

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
Stock Compensation Expense
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
     Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statements of operations during the three and six months ended June 30, 2010 and 2009 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions.
     As required by FASB ASC Topic No. 718, the Company elected to attribute the value of stock-based compensation to expense using the straight-line method over the requisite service period for each award, which was previously used for its pro forma information. Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Cost of revenues	$25	$56	$53	$129
Selling and marketing	631	627	1,263	1,306
Research and development	616	649	1,202	1,256
General and administrative	1,139	909	2,150	1,924

Total non-cash stock compensation expense	$2,411	$2,241	$4,668	$4,615

     Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.5 million and $0.2 million in the three months ended June 30, 2010 and 2009, respectively. The cash payment of income taxes related to grants of restricted stock totaled $1.0 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.
Stock Options
     There were 20,000 stock options granted during the three and six months ended June 30, 2010. There were no stock options granted during the three and six months ended June 30, 2009. The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2010 was $2.97. The assumptions used to compute the stock-based compensation costs for the stock options granted during the three and six months ended June 30, 2010, using the Black-Scholes option pricing model, were as follows:

Three and Six Months Ended
June 30, 2010
(unaudited)
Employee Stock Options
Risk-free interest rate	0.32%
Expected dividend yield	—
Weighted average expected life (years)	1
Volatility	72.0%
Forfeiture rate	0.0%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
     A summary of the Company’s stock options outstanding under the 2005 Plan as of June 30, 2010, and the activity during the six months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2009	3,536	$11.29
Granted (unaudited)	20	$10.51
Exercised (unaudited)	(51)	$5.07
Cancelled (unaudited)	(50)	$12.96

Outstanding as of June 30, 2010 (unaudited)	3,455	$11.35	$—

Exercisable as of June 30, 2010 (unaudited)	2,996	$10.95	$—

     During the six months ended June 30, 2010, options to acquire 51,300 shares were exercised with an intrinsic value of $0.2 million, resulting in cash proceeds to the Company of $0.3 million. As of June 30, 2010, there is $3.0 million total unrecognized compensation costs related to unvested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At June 30, 2010, there were 1.4 million shares available for future grants under the 2005 Plan.
     Additional information regarding options outstanding as of June 30, 2010 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price

$0.24 - $4.00	182	3.7	$1.56	182	$1.56
$4.01 - $6.00	651	5.1	$4.95	651	$4.95
$6.01 - $12.00	309	6.8	$9.18	277	$9.32
$12.01 - $14.00	1,276	6.6	$12.67	1,064	$12.67
$14.01 - $16.00	657	6.7	$15.18	534	$15.18
$16.01 - $19.00	380	6.9	$17.73	288	$17.79

	3,455	6.3	$11.35	2,996	$10.95

Restricted Stock Awards
     There were 0.8 million shares of restricted stock with a total value of $6.9 million granted to key officers and employees of the Company during the six months ended June 30, 2010. This cost will be amortized over a period of 48 months. In addition, 50,000 shares of restricted stock with a total value of $0.4 million were granted to members of the Board of Directors during the six months ended June 30, 2010. This cost will be amortized over a period of 12 months. Grants of restricted stock are valued using the closing stock price on the date of grant.
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of June 30, 2009, and the activity during the six months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2009	1,415
Granted (unaudited)	899
Cancelled (unaudited)	(47)
Vested (unaudited)	(360)

Unvested at June 30, 2010 (unaudited)	1,907

6. Fair Value of Financial Instruments
     The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.
     The carrying value of accounts receivable, foreign cash accounts, prepaid expenses, other current assets, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.
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
7. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2010 and December 31, 2009, bank balances totaling approximately $13.8 million and $4.6 million, respectively, were uninsured. On January 1, 2010, our primary United States bank exited the Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program. Our uninsured bank balances would have been $14.3 million for the year ended December 31, 2009 if our primary United States bank exited Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program prior to January 1, 2010.
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

	June 30, 2010		December 31, 2009
	(unaudited)		(audited)
	Fair value	Unrealized gain (loss)	Fair value	Unrealized (loss)
Corporate bonds and notes	$10,257	$(18)	$3,499	$—
Government-backed securities	31,342	4	27,785	(2)

Total	$41,599	$(14)	$31,284	$(2)

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
10. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2010, our net inventory balance of $0.4 million consisted of approximately $0.1 million of assembled products and $0.3 million of components.
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
     The carrying amount of the Company’s goodwill was $94.2 million as of June 30, 2010 and was $94.3 million as of December 31, 2009.
13. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of June 30, 2010 and December 31, 2009 (in thousands except useful life data):

	Useful	June 30, 2010 (unaudited)			December 31, 2009
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	1-3	$7,347	$(4,316)	$3,031	$6,667	$(3,349)	$3,318
In process R&D	2	990	—	990	990	—	990
Capitalized software	1-7	23,846	(13,524)	10,322	23,846	(11,485)	12,361
Distribution rights	5	482	(482)	—	482	(447)	35
Customer lists	3-5	1,484	(1,225)	259	1,484	(1,048)	436
Database	10	182	(47)	135	182	(38)	144
Trademarks	5-10	926	(491)	435	926	(445)	481
Trade names	1-7	2,121	(1,008)	1,113	2,121	(807)	1,314
Non-compete	2	21	(7)	14	21	(2)	19
Customer agreements	1-2	1,135	(1,135)	—	1,135	(1,135)	—
Customer relationships	4-7	11,130	(3,635)	7,495	11,130	(2,566)	8,564

Totals		$49,664	$(25,870)	$23,794	$48,984	$(21,322)	$27,662

     Aggregate amortization expense on intangible assets was $2.3 million and $4.5 million for the three and six months ended June 30, 2010. Expected future amortization expense is as follows: $4.4 million for the remainder of 2010, $8.8 million for 2011, $6.6 million for 2012, $3.4 million for 2013, and $0.6 million thereafter.
14. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Net income	$1,885	$1,277	$3,477	$1,555
Change in unrealized gain (loss) on investments, net	7	8	(12)	(37)

Total comprehensive income	$1,892	$1,285	$3,465	$1,518

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

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Wireless	$28,329	$21,373	$55,291	$40,630
Productivity & Graphics	2,907	4,332	5,681	8,583
Corporate/Other	121	281	247	561

Total Revenues	$31,357	$25,986	$61,219	$49,774

     Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 38.8%, 16.0% and 10.6% of the Company’s total revenues for the three months ended June 30, 2010. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 35.6% and 13.0% of the Company’s total revenues for the three months ended June 30, 2009. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.7%, 16.3% and 14.4% of the Company’s total revenues for the six months ended June 30, 2010. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 13.6% of the Company’s total revenues for the six months ended June 30, 2009.
Geographical Information
     During the three and six months ended June 30, 2010 and 2009, the Company operated in three geographic locations: the Americas, Asia Pacific, and Europe, the Middle East, and Africa (“EMEA”). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Americas	$27,770	$24,434	$55,785	$45,385
Asia Pacific	469	666	833	1,985
EMEA	3,118	886	4,601	2,404

Total Revenues	$31,357	$25,986	$61,219	$49,774

     The Company does not separately allocate specific assets to these geographic locations.
16. Recent Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance has become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company adopted this guidance on its effective date and since it currently only has Level 1 assets and liabilities, it did not have an impact on its consolidated results of operations and financial condition.
     In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This new guidance addresses (1) the effects on certain provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted ASU No. 2009-17 this year and its adoption did not have an impact on its consolidated results of operations and financial condition.
     In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company adopted ASU No. 2009-16 this year and its adoption did not have an impact on its consolidated results of operations and financial condition.

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
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605):Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
17. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2010 are as follows (in thousands):

Year Ending December 31,	Operating
2010-6 months	$1,139
2011	2,163
2012	1,919
2013	1,636
2014	1,294
2015	1,251
Beyond	3,396

Total	$12,798

     Rent expense under operating leases for the three months ended June 30, 2010 and 2009 was $0.6 million and $0.4 million, respectively. Rent expense under operating leases for the six months ended June 30, 2010 and 2009 was $1.2 million and $0.9 million, respectively.

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
     In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008, and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
19. Subsequent Events
     In May 2009, the FASB issued new accounting guidance found under ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has adopted this Topic. Subsequent events have been evaluated as of the date of this filing and other than the following item, there are no further disclosures required.
     On June 24, 2010, the Company held its 2010 Annual Meeting of Stockholders and the stockholders approved the Company's proposed Employee Stock Purchase Plan. The initial purchase period will commence in October 2010.

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
     Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Apple iPhone/iPad, Android, Windows Mobile, Symbian and Java platforms.
     Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 38.8%, 16.0% and 10.6% of the Company’s total revenues for the three months ended June 30, 2010. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 35.6% and 13.0% of the Company’s total revenues for the three months ended June 30, 2009. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.7%, 16.3% and 14.4% of the Company’s total revenues for the six months ended June 30, 2010. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 13.6% of the Company’s total revenues for the six months ended June 30, 2009.
     On October 26, 2009, the Company acquired Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10.0 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. Of the $10.0 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations.
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and six months ended June 30, 2010 and 2009. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.6	15.1	12.6	17.0

Gross profit	87.4	84.9	87.4	83.0
Operating expenses:
Selling and marketing	23.6	23.7	24.0	24.9
Research and development	32.2	33.6	33.0	33.8
General and administrative	19.9	17.3	19.6	18.1

Total operating expenses	75.7	74.6	76.6	76.8

Operating income	11.7	10.3	10.8	6.2
Interest and other income	0.0	0.5	0.0	0.7

Profit before taxes	11.7	10.8	10.8	6.9
Income tax expense	5.7	5.9	5.1	3.8

Net income	6.0%	4.9%	5.7%	3.1%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connectivity and security management solutions, mobile VPN, music and multimedia management, device management, Push-To-Talk, Visual Voicemail and contact and calendar syncing solutions; and

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Wireless	$28,329	$21,373	$55,291	$40,630
Productivity & Graphics	2,907	4,332	5,681	8,583
Corporate/Other	121	281	247	561

Total Revenues	31,357	25,986	61,219	49,774
Cost of revenues	3,965	3,922	7,697	8,445

Gross Profit	$27,392	$22,064	$53,522	$41,329

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
     Interest and other income (expense). Interest and other income (expense) are directly related to our average cash and short term investment balances during the period and vary among periods. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.
     Income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at June 30, 2010 are likely to be realized.
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
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Revenues. Revenues were $31.4 million and $26.0 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $5.4 million, or 20.7%. Wireless revenues increased $7.0 million, or 32.5%, primarily due to $3.7 million of visual voicemail and push-to-talk sales as a result of our acquisition of Core Mobility in the fourth quarter of 2009, $2.2 million of new device solutions sales, and new connectivity and security product OEM licenses of $1.1 million. Productivity & Graphics revenues decreased $1.4 million, or 32.9%, due to continued unfavorable consumer spending trends. Corporate/Other revenues decreased $0.2 million as we have de-emphasized this business.

     Cost of revenues. Cost of revenues were $4.0 million and $3.9 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $0.1 million, or 1.1%. Direct product costs decreased $0.2 million primarily due to a shift in product mix. Amortization of intangibles increased from $1.2 million to $1.5 million, or $0.3 million primarily due to the Core Mobility acquisition which closed in the fourth quarter of 2009. Stock-based compensation expense was essentially zero for both of the three months ended June 30, 2010 and 2009.
     Gross profit. Gross profit was $27.4 million, or 87.4% of revenues for the three months ended June 30, 2010, an increase of $5.3 million, or 24.1%, from $22.1 million, or 84.9% of revenues for the three months ended June 30, 2009. The 2.5 percentage point increase was primarily due to improved product margins of 2.6 points due to the change in product mix. This was partially offset by higher amortization of intangibles due to the Core Mobility acquisition of 0.1 point.
     Selling and marketing. Selling and marketing expenses were $7.4 million and $6.1 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $1.3 million, or 20.3%. This increase was primarily due to personnel costs associated with increased headcount and higher commissions of $1.0 million.  Stock-based compensation expense was $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $0.1 million. Amortization of intangible assets was $0.8 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $0.2 million due to the Core Mobility acquisition.
     Research and development. Research and development expenses were $10.1 million and $8.7 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $1.4 million, or 15.7%. This increase was primarily due to personnel costs associated with newly hired and acquired headcount of $1.7 million. Stock-based compensation expense was $0.7 million for both periods ended June 30, 2010 and 2009.  Amortization of purchased technologies was zero for the period ended June 30, 2010 versus $0.3 million for period ended June 30, 2009, a decrease of $0.3 million.
     General and administrative. General and administrative expenses were $6.2 million and $4.5 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $1.7 million, or 37.9%. This increase was primarily due to an increase in space and occupancy costs as a result of our acquisition of Core Mobility and the expansion of our corporate headquarters campus of $0.6 million, acquired headcount of $0.4 million, increased depreciation and amortization of fixed assets of $0.2 million, and other cost increases of $0.1 million. Stock-based compensation expense was $1.4 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $0.4 million.
     Interest and other income (expense). Interest and other income (expense) was essentially zero for the three months ended June 30, 2010. Interest expense due to discounting an earnout payout offset interest and other income on our short-term investments. Interest and other income was $0.1 million for three months ended June 30, 2009.
     Income tax expense. Income tax expense was $1.8 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively.  The high effective tax rate is due to stock-based compensation book expense which is a permanent difference to the taxable income.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Revenues. Revenues were $61.2 million and $49.8 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $11.4 million, or 23.0%. Wireless revenues increased $14.6 million, or 36.1%, primarily due to $6.2 million of visual voicemail and push-to-talk sales as a result of our acquisition of Core Mobility in the fourth quarter of 2009, new connectivity and security product OEM licenses of $4.6 million, new device solutions sales of $3.2 million, and new multimedia sales of $0.6 million. Productivity & Graphics revenues decreased $2.9 million, or 33.8%, due to continued unfavorable consumer spending trends. Corporate/Other revenues decreased $0.3 million as we have de-emphasized this business.
     Cost of revenues. Cost of revenues were $7.7 million and $8.5 million for the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $0.8 million, or 8.9%. Direct product costs decreased $1.3 million primarily due to a change in product mix. Amortization of intangibles increased from $2.4 million to $3.0 million, or $0.6 million, due to the Core Mobility acquisition. Stock-based compensation expense decreased from $0.1 million to nearly zero.
     Gross profit. Gross profit was $53.5 million, or 87.4% of revenues for the six months ended June 30, 2010, an increase of $12.2 million, or 29.5%, from $41.3 million, or 83.0% of revenues for the six months ended June 30, 2009. The 4.4 percentage point increase was due to improved product margins as a result of the change in product mix to more downloads and licenses. Lower stock-based compensation expense as a percentage of revenue was 0.2 points which was offset by higher amortization of intangibles due to the Core Mobility acquisition of 0.2 points.

     Selling and marketing. Selling and marketing expenses were $14.7 million and $12.4 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $2.3 million, or 18.2%. This increase was primarily due to personnel costs associated with increased headcount and higher commissions of $2.0 million partially offset by other cost reductions of $0.1 million.  Stock-based compensation expense was $1.6 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $0.2 million. Amortization of intangible assets was $1.5 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $0.2 million due to the Core Mobility acquisition.
     Research and development. Research and development expenses were $20.2 million and $16.8 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $3.4 million, or 20.1%. This increase was primarily due to the addition of engineers through new hiring or by acquisition of $4.0 million to support our new product initiatives and new contracts. Stock-based compensation expense of $1.3 million was essentially the same for the six months ended June 30, 2010 and 2009. Amortization of intangible assets was zero and $0.6 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $0.6 million.
     General and administrative. General and administrative expenses were $12.0 million and $9.0 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $3.0 million, or 33.7%. This increase was primarily due to an increase in space and occupancy costs due to our acquisition of Core Mobility and the expansion of our corporate headquarters campus of $1.1 million, acquired headcount of $0.8 million, increased depreciation and amortization of fixed assets of $0.3 million, and other cost increases of $0.2 million. Stock-based compensation expense was $2.8 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $0.6 million.
     Interest and other income (expense). Interest and other income (expense) was essentially zero for the six months ended June 30, 2010. Interest expense due to discounting an earnout payout offset interest and other income on our short-term investments. Interest and other income was $0.4 million for six months ended June 30, 2009.
     Income tax expense. Income tax expense was $3.1 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively. The high effective tax rate is due to stock-based compensation book expense which is a permanent difference to the taxable income.
Liquidity and Capital Resources
     At June 30, 2010, we had $54.8 million in cash, cash equivalents, and short-term investments and $69.5 million of working capital. On October 26, 2009, we acquired Core Mobility for $10.0 million in cash ($6.9 million upon closing and $3.1 million held back as security against possible indemnification obligations) and 700,000 shares of Smith Micro common stock. We currently have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2010. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $5.9 million, stock-based compensation of $4.7 million, net income of $3.5 million, and other non-cash expenses of $0.2 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $1.9 million and the reduction of other liabilities of $0.4 million. Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2009. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $5.0 million, stock-based compensation of $4.6 million, net income and other non-cash expenses of $2.6 million, and increases of current liabilities of $2.0 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $4.3 million and the reduction of other assets of $0.1 million.
Investing activities
     During the six months ended June 30, 2010, we used $14.2 million in investing activities due to investing in short-term investments of $10.3 million, capital expenditures for leasehold improvements and computer hardware and software of $3.3 million, and acquisitions of $0.6 million. During the six months ended June 30, 2009, we used $10.5 million in investing activities due to investing in short-term investments of $7.2 million and capital expenditures for leasehold improvements, a new phone system, a new ERP system, and other computer equipment of $3.3 million.

Financing activities
     We received $0.8 million in cash during the six months ended June 30, 2010; $0.2 million from the exercise of stock options and $0.6 million for tax benefits from stock-based compensation. We received $0.7 million in cash during the six months ended June 30, 2009; $0.6 million from the exercise of stock options and $0.1 million for tax benefits from stock-based compensation.
Contractual obligations and commercial commitments
     As of June 30, 2010 we had no debt. The following table summarizes our contractual obligations as of June 30, 2010 (in thousands):

		Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$12,798	$2,278	$3,755	$2,738	$4,027
Purchase Obligations	1,229	1,229	—	—	—

Total	$14,027	$3,507	$3,755	$2,738	$4,027

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
Real Property Leases
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 21,000 square feet in Mountain View, California under a lease that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011. Internationally, we lease space in Stockholm, Sweden; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
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
Sales Incentives
     The cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.3 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.
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
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2010, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
In-Process Research and Development
     In 2009, we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. Upon completion, the related IPR&D asset will be amortized over its estimated useful life. If the project is abandoned, we will be required to impair the related IPR&D asset.
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
Impairment or Disposal of Long Lived Assets
     Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at June 30, 2010.
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
Deferred Income Taxes
     We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at June 30, 2010. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at June 30, 2010 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At June 30, 2010, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three months ended June 30, 2010 and 2009, our revenues denominated in foreign currencies were $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2010 and 2009, our revenues denominated in foreign currencies were $0.8 million and $0.7 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMITH MICRO SOFTWARE, INC.
August 5, 2010	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2010	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.