Form 10-Q
period 2010-09-30
SMITH MICRO SOFTWARE INC
filed 2010-11-04
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
     As of October 29, 2010 there were 34,279,087 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share, and par value data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,302	$14,577
Short-term investments	45,222	31,284
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $915 (2010) and $1,045 (2009)	32,277	24,147
Income tax receivable	980	980
Inventories, net of reserves for excess and obsolete inventory of $1,341 (2010) and $1,221 (2009)	382	406
Prepaid expenses and other current assets	1,106	1,506
Deferred tax asset	2,693	2,696

Total current assets	94,962	75,596
Equipment and improvements, net	10,339	8,193
Goodwill	94,231	94,320
Intangible assets, net	21,537	27,662
Other assets	190	163

Total assets	$221,259	$205,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,140	$4,215
Accrued liabilities	11,519	11,359
Deferred revenue	2,098	1,317

Total current liabilities	17,757	16,891
Non-current liabilities:
Deferred rent and other long-term liabilities	170	70
Deferred tax liability	997	994

Total non-current liabilities	1,167	1,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 34,279,087 and 33,380,496 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	34	33
Additional paid-in capital	191,550	183,756
Accumulated other comprehensive loss	(12)	(2)
Accumulated earnings	10,763	4,192

Total stockholders’ equity	202,335	187,979

Total liabilities and stockholders’ equity	$221,259	$205,934

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$34,008	$27,820	$95,227	$77,594
Cost of revenues	3,771	3,540	11,468	11,985

Gross profit	30,237	24,280	83,759	65,609
Operating expenses:
Selling and marketing	7,344	5,946	22,032	18,371
Research and development	10,972	9,229	31,195	26,066
General and administrative	6,059	4,967	18,082	13,962

Total operating expenses	24,375	20,142	71,309	58,399

Operating income	5,862	4,138	12,450	7,210
Interest and other income	82	121	115	495

Income before taxes	5,944	4,259	12,565	7,705
Income tax expense	2,850	2,278	5,994	4,169

Net income	$3,094	$1,981	$6,571	$3,536

Net income per share:
Basic	$0.09	$0.06	$0.19	$0.11

Diluted	$0.09	$0.06	$0.19	$0.11

Weighted average shares outstanding:
Basic	34,274	32,523	34,091	32,182

Diluted	34,736	33,145	34,560	32,641

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	loss	earnings	Total

BALANCE, December 31, 2009	33,380	$33	$183,756	$(2)	$4,192	$187,979

Exercise of common stock options	69	—	349	—	—	349
Non cash compensation recognized on stock options	—	—	3,387	—	—	3,387
Restricted stock grants	854	1	3,624	—	—	3,625
Cancellation of shares for payment of withholding tax	(24)	—	(212)	—	—	(212)
Excess tax benefit related to stock compensation	—	—	648	—	—	648
Tax deficiencies related to stock compensation	—	—	(2)	—	—	(2)
Other comprehensive income:
Unrealized loss on short-term investments	—	—	—	(10)	—	(10)
Net income	—	—	—	—	6,571	6,571

Total comprehensive income						6,561

BALANCE, September 30, 2010 (unaudited)	34,279	$34	$191,550	$(12)	$10,763	$202,335

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Operating activities:
Net income	$6,571	$3,536
Adjustments to reconcile net income to net cash provided by
operating activities, net of the effect of acquisitions:
Depreciation and amortization	8,911	7,645
Loss on disposal of assets	—	20
Provision for doubtful accounts and other adjustments to accounts receivable	908	1,190
Provision for excess and obsolete inventory	167	896
Tax benefits from stock-based compensation	(648)	(779)
Non cash compensation related to stock options & restricted stock	7,012	6,660
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(9,038)	(6,059)
Deferred income taxes	4	—
Inventories	(143)	(305)
Prepaid expenses and other assets	373	68
Accounts payable and accrued liabilities	1,301	709

Net cash provided by operating activities	15,418	13,581

Investing activities:
Adjustments made to the acquisition of Core Mobility	143	—
Acquisition of Avot Media, net of cash received	(675)	—
Capital expenditures	(4,210)	(4,006)
Purchase of short-term investments	(13,948)	(9,762)

Net cash used in investing activities	(18,690)	(13,768)

Financing activities:
Tax benefits from stock-based compensation	648	779
Cash received from exercise of stock options	349	1,617

Net cash provided by financing activities	997	2,396

Net increase (decrease) in cash and cash equivalents	(2,275)	2,209
Cash and cash equivalents, beginning of period	14,577	13,966

Cash and cash equivalents, end of period	$12,302	$16,175

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,389	$5,189

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
          Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G, Wi-Fi, and LTE networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail and mobile device management. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data. We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers.
2. Basis of Presentation
          The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2010, the related statements of operations for the three and nine months ended September 30, 2010 and 2009 and the related statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
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
          Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$3,094	$1,981	$6,571	$3,536

Denominator:
Weighted average shares outstanding — basic	34,274	32,523	34,091	32,182
Potential common shares — options (treasury stock method)	462	622	469	459

Weighted average shares outstanding — diluted	34,736	33,145	34,560	32,641

Shares excluded due to an exercise price greater than
weighted average stock price for the period	2,410	2,462	2,410	2,501

Net income per common share:
Basic	$0.09	$0.06	$0.19	$0.11

Diluted	$0.09	$0.06	$0.19	$0.11

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
Stock Compensation Expense
          The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

          Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Cost of revenues	$23	$28	$76	$157
Selling and marketing	627	592	1,890	1,898
Research and development	615	643	1,817	1,899
General and administrative	1,079	782	3,229	2,706

Total non-cash stock compensation expense	$2,344	$2,045	$7,012	$6,660

          Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.4 million for both of the three months ended September 30, 2010 and 2009. The cash payment of income taxes related to grants of restricted stock totaled $1.5 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Stock Options
          There were no stock options granted during the three months ended September 30, 2010. There were 20,000 stock options granted during the nine months ended September 30, 2010. There were 25,000 stock options granted during the three and nine months ended September 30, 2009. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2010 was $2.97. The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2009 was $3.23 for both periods. The assumptions used to compute the stock-based compensation costs for the stock options granted during the three and nine months ended September 30, 2010 and 2009, using the Black-Scholes option pricing model, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee Stock Options
Risk-free interest rate	—	0.5%	0.32%	0.5%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	—	1	1	1
Volatility	—	71.0%	72.0%	71.0%
Forfeiture rate	—	—	—	—
          The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future.
          A summary of the Company’s stock options outstanding under the 2005 Plan as of September 30, 2010, and the activity during the nine months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2009	3,536	$11.29
Granted (unaudited)	20	$10.51
Exercised (unaudited)	(69)	$5.04
Cancelled (unaudited)	(80)	$13.51

Outstanding as of September 30, 2010 (unaudited)	3,407	$11.36	$—

Exercisable as of September 30, 2010 (unaudited)	3,097	$11.10	$—

     During the nine months ended September 30, 2010, options to acquire 69,341 shares were exercised with an intrinsic value of $0.3 million, resulting in cash proceeds to the Company of $0.3 million. As of September 30, 2010, there was $1.9 million total unrecognized compensation costs related to unvested stock options granted under the Plan, which will be recognized over a period not to exceed four years. At September 30, 2010, there were 1.5 million shares available for future grants under the 2005 Plan.
     Additional information regarding options outstanding as of September 30, 2010 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price

$0.24 — $4.00	177	3.4	$1.55	177	$1.55
$4.01 — $6.00	643	4.8	$4.95	643	$4.95
$6.01 — $12.00	299	6.5	$9.16	273	$9.28
$12.01 — $14.00	1,271	6.4	$12.67	1,136	$12.67
$14.01 — $16.00	637	6.5	$15.18	557	$15.18
$16.01 — $19.00	380	6.7	$17.73	311	$17.79

	3,407	6.0	$11.36	3,097	$11.10

Restricted Stock Awards
     There were 0.9 million shares of restricted stock with a total value of $7.0 million granted to key officers and employees of the Company during the nine months ended September 30, 2010. This cost will be amortized over a period of 48 months. In addition, 50,000 shares of restricted stock with a total value of $0.4 million were granted to members of the Board of Directors during the nine months ended September 30, 2010. This cost will be amortized over a period of 12 months. Grants of restricted stock are valued using the closing stock price on the date of grant.
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of September 30, 2010, and the activity during the nine months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2009	1,415
Granted (unaudited)	902
Cancelled/forfeited (unaudited)	(48)
Vested (unaudited)	(517)

Unvested at September 30, 2010 (unaudited)	1,752

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
7. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2010 and December 31, 2009, bank balances totaling approximately $12.1 million and $4.6 million, respectively, were uninsured. On January 1, 2010, our primary United States bank exited the Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program. Our uninsured bank balances would have been $14.3 million for the year ended December 31, 2009 if our primary United States bank exited Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program prior to January 1, 2010.
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

	September 30, 2010		December 31, 2009
	(unaudited)		(audited)
	Fair value	Unrealized (loss)	Fair value	Unrealized (loss)
Corporate bonds and notes	$22,946	$(12)	$3,499	$—
Government-backed securities	22,276	—	27,785	(2)

Total	$45,222	$(12)	$31,284	$(2)

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
10. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2010, our net inventory balance of $0.4 million consisted of approximately $0.2 million of assembled products and $0.2 million of components.

11. Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
12. Goodwill
     In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2009 and we have not noted any triggering events that would indicate an impairment as of September 30, 2010.
     The carrying amount of the Company’s goodwill was $94.2 million as of September 30, 2010 and was $94.3 million as of December 31, 2009.
13. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of September 30, 2010 and December 31, 2009 (in thousands except useful life data):

	Useful	September 30, 2010 (unaudited)			December 31, 2009
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	1-3	$7,347	$(4,830)	$2,517	$6,667	$(3,349)	$3,318
In process R&D	2	990	—	990	990	—	990
Capitalized software	1-7	23,846	(14,546)	9,300	23,846	(11,485)	12,361
Distribution rights	5	482	(482)	—	482	(447)	35
Customer lists	3-5	1,484	(1,281)	203	1,484	(1,048)	436
Database	10	182	(52)	130	182	(38)	144
Trademarks	5-10	926	(514)	412	926	(445)	481
Trade names	1-7	2,121	(1,108)	1,013	2,121	(807)	1,314
Non-compete	2	21	(10)	11	21	(2)	19
Customer agreements	1-2	1,135	(1,135)	—	1,135	(1,135)	—
Customer relationships	4-7	11,130	(4,169)	6,961	11,130	(2,566)	8,564

Totals		$49,664	$(28,127)	$21,537	$48,984	$(21,322)	$27,662

     Aggregate amortization expense on intangible assets was $2.3 million and $6.8 million for the three and nine months ended September 30, 2010, respectively. Expected future amortization expense is as follows: $2.3 million for the remainder of 2010, $8.6 million for 2011, $6.4 million for 2012, $3.5 million for 2013, and $0.7 million thereafter.

14. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Net income	$3,094	$1,981	$6,571	$3,536
Change in unrealized gain (loss) on investments, net	2	(13)	(10)	(50)

Total comprehensive income	$3,096	$1,968	$6,561	$3,486

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
     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Wireless	$31,340	$22,665	$86,631	$63,295
Productivity & Graphics	2,615	4,986	8,296	13,569
Corporate/Other	53	169	300	730

Total Revenues	$34,008	$27,820	$95,227	$77,594

     Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 41.7%, 15.0% and 11.9% of the Company’s total revenues for the three months ended September 30, 2010. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.0%, 12.0% and 11.0% of the Company’s total revenues for the three months ended September 30, 2009. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 36.5%, 14.7% and 14.6% of the Company’s total revenues for the nine months ended September 30, 2010. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 32.4% and 13.0% of the Company’s total revenues for the nine months ended September 30, 2009.

Geographical Information
     During the three and nine months ended September 30, 2010 and 2009, the Company operated in three geographic locations: the Americas, Asia Pacific, and Europe, the Middle East, and Africa (“EMEA”). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Americas	$32,384	$25,496	$88,169	$70,881
Asia Pacific	398	1,198	1,231	3,183
EMEA	1,226	1,126	5,827	3,530

Total Revenues	$34,008	$27,820	$95,227	$77,594

     The Company does not separately allocate specific assets to these geographic locations.
16. Recent Accounting Pronouncements
     In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. As such, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance has become effective for the interim or annual reporting periods after June 15, 2010. The Company adopted this guidance on its effective date and it did not have an impact on its consolidated results of operations and financial condition.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance has become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company adopted this guidance on its effective date and since it currently only has Level 1 assets and liabilities, it did not have an impact on its consolidated results of operations and financial condition.
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
17. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2010 are as follows (in thousands):

Year Ending December 31,	Operating
2010-3 months	$563
2011	2,130
2012	1,885
2013	1,602
2014	1,259
2015	1,216
Beyond	3,294

Total	$11,949

     Rent expense under operating leases for the three months ended September 30, 2010 and 2009 was $0.6 million and $0.5 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2010 and 2009 was $1.8 million and $1.4 million, respectively.
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
     In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008, and 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.

     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.
19. Subsequent Events
     In May 2009, the FASB issued new accounting guidance found under ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has adopted this Topic. Subsequent events have been evaluated as of the date of this filing and there are no further disclosures required.

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
Overview
     Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications, and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G, Wi-Fi, and LTE networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail and mobile device management. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
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
     Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 41.7%, 15.0% and 11.9% of the Company’s total revenues for the three months ended September 30, 2010. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.0%, 12.0% and 11.0% of the Company’s total revenues for the three months ended September 30, 2009. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 36.5%, 14.7% and 14.6% of the Company’s total revenues for the nine months ended September 30, 2010. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 32.4% and 13.0% of the Company’s total revenues for the nine months ended September 30, 2009.
     On October 26, 2009, the Company acquired Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10.0 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. Of the $10.0 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations. As of October 26, 2010, the entire $3.0M holdback has been paid.
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.1	12.7	12.0	15.4

Gross profit	88.9	87.3	88.0	84.6
Operating expenses:
Selling and marketing	21.6	21.4	23.1	23.7
Research and development	32.3	33.2	32.8	33.6
General and administrative	17.8	17.8	19.0	18.0

Total operating expenses	71.7	72.4	74.9	75.3

Operating income	17.2	14.9	13.1	9.3
Interest and other income	0.3	0.4	0.1	0.6

Income before taxes	17.5	15.3	13.2	9.9
Income tax expense	8.4	8.2	6.3	5.3

Net income	9.1%	7.1%	6.9%	4.6%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
     Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connectivity and security management solutions, mobile VPN, music and multimedia management, device management, Push-To-Talk, Visual Voicemail and contact and calendar syncing solutions; and

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Wireless	$31,340	$22,665	$86,631	$63,295
Productivity & Graphics	2,615	4,986	8,296	13,569
Corporate/Other	53	169	300	730

Total Revenues	34,008	27,820	95,227	77,594
Cost of revenues	3,771	3,540	11,468	11,985

Gross Profit	$30,237	$24,280	$83,759	$65,609

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
     Income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at September 30, 2010 are likely to be realized.
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
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Revenues. Revenues were $34.0 million and $27.8 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $6.2 million, or 22.2%. Wireless revenues increased $8.7 million, or 38.3%, primarily due to new connectivity and security product licenses of $5.6 million, $2.5 million of visual voicemail and push-to-talk revenues and $0.6 million of new multimedia and device solutions revenue. Productivity & Graphics revenues decreased $2.4 million, or 47.6%, due to continued unfavorable consumer spending trends. Corporate/Other revenues decreased $0.1 million as we have de-emphasized this business.

     Cost of revenues. Cost of revenues were $3.8 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $0.2 million, or 6.5%. Direct product costs decreased $0.1 million primarily due to a shift in product mix. Amortization of intangibles increased from $1.2 million to $1.5 million, or $0.3 million primarily due to the Core Mobility acquisition which closed in the fourth quarter of 2009. Stock-based compensation expense was essentially zero for both of the three months ended September 30, 2010 and 2009.
     Gross profit. Gross profit was $30.2 million, or 88.9% of revenues for the three months ended September 30, 2010, an increase of $5.9 million, or 24.5%, from $24.3 million, or 87.3% of revenues for the three months ended September 30, 2009. The 1.6 percentage point increase was primarily due to improved product margins of 1.9 points due to the change in product mix. This was partially offset by higher amortization of intangibles due to the Core Mobility acquisition of 0.3 points.
     Selling and marketing. Selling and marketing expenses were $7.3 million and $5.9 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $1.4 million, or 23.5%. This increase was primarily due to personnel costs associated with increased headcount of $1.0 million and increased travel, advertising and media relations related to our new product launches of $0.2 million. Stock-based compensation expense was $0.8 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $0.1  million. Amortization of intangible assets was $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $0.1 million due to the Core Mobility acquisition.
     Research and development. Research and development expenses were $11.0 million and $9.2 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $1.8 million, or 18.9%. This increase was primarily due to personnel costs associated with newly hired and acquired headcount of $2.2 million. Stock-based compensation expense was $0.6 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $0.1 million. Amortization of purchased technologies was zero for the period ended September 30, 2010 versus $0.3 million for period ended September 30, 2009, a decrease of $0.3 million.
     General and administrative. General and administrative expenses were $6.1 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $1.1 million, or 22.0%. This increase was primarily due to an increase in space and occupancy costs as a result of our acquisition of Core Mobility and the expansion of our corporate headquarters campus of $0.5 million and acquired headcount of $0.2 million. Stock-based compensation expense was $1.3 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $0.4 million.
     Interest and other income. Interest and other income was $0.1 million for both the three months ended September 30, 2010 and 2009.
     Income tax expense. Income tax expense was $2.9 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively. The high effective tax rate for both periods is due to stock-based compensation book expense which is a permanent difference to the taxable income.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Revenues. Revenues were $95.2 million and $77.6 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $17.6 million, or 22.7%. Wireless revenues increased $23.3 million, or 36.9%, primarily due to connectivity and security product OEM licenses of $10.2 million, $8.7 million of visual voicemail and push-to-talk revenues, new device solutions revenues of $3.3 million, and new multimedia revenues of $1.1 million. Productivity & Graphics revenues decreased $5.3 million, or 38.9%, due to continued unfavorable consumer spending trends. Corporate/Other revenues decreased $0.4 million as we have de-emphasized this business.
     Cost of revenues. Cost of revenues were $11.5 million and $12.0 million for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $0.5 million, or 4.3%. Direct product costs decreased $1.4 million primarily due to a change in product mix. Amortization of intangibles increased from $3.5 million to $4.5 million, or $1.0 million, due to the Core Mobility acquisition. Stock-based compensation expense was $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $0.1 million.
     Gross profit. Gross profit was $83.8 million, or 88.0% of revenues for the nine months ended September 30, 2010, an increase of $18.2 million, or 27.7%, from $65.6 million, or 84.6% of revenues for the nine months ended September 30, 2009. The 3.4 percentage point increase was due to improved product margins as a result of the change in product mix to more downloads and licenses of 3.5 percentage points. Lower stock-based compensation expense as a percentage of revenue increased gross profit by 0.1 point for the nine months ended September 30, 2010 from 2009. Higher amortization of intangibles due to the Core Mobility acquisition as a percentage of revenue decreased gross profit by 0.2 points for the nine months ended September 30, 2010 from 2009.
     Selling and marketing. Selling and marketing expenses were $22.0 million and $18.4 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $3.6 million, or 19.9%. This increase was primarily due to personnel costs associated with increased headcount and higher commissions of $3.0 million and other cost increases of $0.1 million. Stock-based compensation expense was $2.3 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $0.2 million. Amortization of intangible assets was $2.2 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $0.3 million due to the Core Mobility acquisition.
     Research and development. Research and development expenses were $31.2 million and $26.1 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $5.1 million, or 19.7%. This increase was primarily due to the addition of engineers through new hiring or by acquisition of $5.8 million and travel and small equipment of $0.4 million to support our new product initiatives and new contracts. Stock-based compensation expense was $1.9 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $0.1 million. Amortization of intangible assets was zero and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $1.0 million.
     General and administrative. General and administrative expenses were $18.1 million and $14.0 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $4.1 million, or 29.5%. This increase was primarily due to an increase in space and occupancy costs due to our acquisition of Core Mobility and the expansion of our corporate headquarters campus of $1.6 million, increased headcount of $0.9 million, increased depreciation and amortization of fixed assets of $0.4 million, and other cost increases of $0.2 million. Stock-based compensation expense was $4.1 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $1.0 million.
     Interest and other income. Interest and other income was $0.1 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. This decrease was due to lower interest rates and smaller gains on our short-term investments.
     Income tax expense. Income tax expense was $6.0 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively. The high effective tax rate is due to stock-based compensation book expense which is a permanent difference to the taxable income.
Liquidity and Capital Resources
     At September 30, 2010, we had $57.5 million in cash, cash equivalents, and short-term investments and $77.2 million of working capital. On October 26, 2009, we acquired Core Mobility for $10.0 million in cash ($7.0 million upon closing and $3.0 million held back as security against possible indemnification obligations) and 700,000 shares of Smith Micro common stock. We currently have no significant capital commitments, and currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2010. Our net cash provided by operating activities resulted from net income of $6.6 million adjusted for non-cash expenses including depreciation and amortization of $8.9 million, stock-based compensation of $7.0 million, other non-cash expenses of $0.4 million, and increases of current liabilities net of other assets of $1.7 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $9.0 million and an increase of inventory of $0.2 million. Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2009. Our net cash provided by operating activities resulted from net income of $3.5 million adjusted for non-cash expenses including depreciation and amortization of $7.6 million, stock-based compensation of $6.7 million, other non-cash expenses of $1.4 million, and increases of current liabilities net of other assets of $0.7 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $6.1 million and an increase of inventory net of other assets of $0.2 million.
Investing activities
     During the nine months ended September 30, 2010, we used $18.7 million in investing activities due to investing in short-term investments of $14.0 million, capital expenditures for leasehold improvements, business systems, and other computer equipment of $4.2 million, and acquisitions of $0.5 million. During the nine months ended September 30, 2009, we used $13.8 million in investing activities due to investing in short-term investments of $9.8 million and capital expenditures for leasehold improvements, a new phone system, a new ERP system, and other computer equipment of $4.0 million.
Financing activities
     We received $1.0 million in cash during the nine months ended September 30, 2010; $0.3 million from the exercise of stock options and $0.7 million for tax benefits from stock-based compensation. We received $2.4 million in cash during the nine months ended September 30, 2009; $1.6 million from the exercise of stock options and $0.8 million for tax benefits from stock-based compensation.
Contractual obligations and commercial commitments
     As of September 30, 2010 we had no debt. The following table summarizes our contractual obligations as of September 30, 2010 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating lease obligations	$11,949	$2,191	$3,585	$2,571	$3,602
Purchase obligations	1,407	1,407	—	—	—

Total	$13,356	$3,598	$3,585	$2,571	$3,602

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
Sales Incentives
     The cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.5 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.
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
Internal Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2010, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
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
Impairment or Disposal of Long Lived Assets
     Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2010.
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
     If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase. As of September 30, 2010, we have not noted any triggering events that would indicate an impairment of goodwill or our intangible assets.
Deferred Income Taxes
     We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at September 30, 2010. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at September 30, 2010 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

Stock-Based Compensation
     The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents, and short-term investments. At September 30, 2010, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three months ended September 30, 2010 and 2009, our revenues denominated in foreign currencies were $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2010 and 2009, our revenues denominated in foreign currencies were both $1.2 million. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMITH MICRO SOFTWARE, INC.
November 4, 2010	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2010	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.