Form 10-K
period 2010-12-31
SMITH MICRO SOFTWARE INC
filed 2011-02-25
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $289,135,326 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
     As of February 18, 2011, there were 34,971,796 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2010 ANNUAL REPORT ON FORM 10-K

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
This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	the continued economic slowdown and uncertainty and its effects on capital expenditures by our customers and their end users;

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	changes in demand for our products from our customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and

•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 11 of this report.
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

PART I
Item 1. BUSINESS
     General
Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications, and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
Our patented compression technologies are utilized within various Smith Micro products including our line of Personal Computer (“PC”) and Smartphone compression products and our managed file-transfer solution.
We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, Personal Computers, Smartphones, Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile connectivity and convergence opportunities.
Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, iOS, Android, Windows Mobile, Symbian and Java platforms.
The underlying design concept common to all of our products is our ability to improve the customer’s experience. This philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation. We have over 25 years of experience in design, creation and custom engineering services for software products.
We continue to invest significantly in our leading-edge technologies. Our research and development investments for the years ending December 31, 2010, 2009 and 2008 were $42.8 million, $36.5 million and $30.8 million, respectively. Our research and development expenses consist primarily of personnel costs required to conduct our software development efforts.
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
     Wireless
The Wireless Group’s primary focus is to develop mobile connectivity, mobile information management and mobile security solutions. QuickLink® Mobile, the group’s leading product, provides mobile users the ability to easily connect a notebook or other wireless device to wireless wide area networks (“WWANs”) and wireless local area networks (“WLANs”) or Wi-Fi hotspots. Many of the world’s largest mobile operators and service providers including AT&T, Bell Canada, Bouygues, Clear, Comcast, Orange, Sprint, Time Warner, T-Mobile USA, Verizon Wireless, Vodafone and others rely on QuickLink® Mobile technology to help their subscribers easily connect to their wireless networks every day. One of the reasons more mobile operators rely on our connection management solution for their subscribers is our patented technology to seamlessly switch a wireless device between WWANs and WLANs.
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
As a result of network and device proliferation, there is an emerging need for smarter connectivity. Our latest solutions to emerge utilize our unique blend of Smith Micro DNA spanning connectivity, communications and content management that can be combined in virtually limitless combinations to create unique, strategic customer solutions.
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
Wireless carriers and mobile device manufacturers incorporate our products into their branded product and service offerings, selling directly to their market segments. Our technologies are utilized in many major wireless networks to facilitate data communications via mobile devices, media solutions and device management. Our primary products for connection management are QuickLink® Mobile and QuickLink® Mobility. For managing the media on mobile devices, we have QuickLink® Media. Our Device Management Suite provides intelligent, automated mobile device provisioning and configuration. Rounding out our wireless portfolio, we also offer Push-To-Talk, Visual Voicemail, and mobile video solutions.
     Productivity & Graphics
The Productivity & Graphics Group focuses on developing a variety of software for the consumer, prosumer, and professional markets. Our solutions span compression, graphics and utilities. This group also republishes and markets third party software titles that complement our existing line of products. All of these products are available through direct sales on the Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), on partner websites, direct through customer service order desks, on-line resellers and through traditional retail outlets.
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
     Industry Background
Smith Micro offers products in the following technology and communications related markets:
Wireless and mobility — In order to capitalize on the emerging adoption trends for mobile Internet services and connectivity to global networks, mobile operators and service providers are introducing a wide array of data services and new mobile devices. Traditional mobile phone devices, Smartphones, laptops, tablet devices, Netbooks and other wirelessly connected devices are being deployed at escalating rates. Wireless data access service plans for these multimedia-enabled devices are being adopted at such a fast pace that global infrastructure for wireless networks is rapidly being updated to support higher speeds and greater capacity. The burgeoning demand for pervasive connectivity is driven by a need to access information anytime and from anywhere. In addition to this trend, there is an evolving and changing pattern of media being consumed “on-demand” from multiple different device types, including handheld terminals. Creating software that can enable capabilities to meet this demand for wireless access via 3G, 4G and Wi-Fi, in a way that enhances the user’s enjoyment of their online experience, represents the primary opportunity and area of focus for Smith Micro.
Smith Micro offers a variety of products that fit into our primary area of focus which enables connectivity to networks, devices, information and data. Providing software that connects devices in a simple and secure way to wireless networks using our QuickLink® Mobile family of products for mobile operators continues to expand. Wireless carriers are facing increased complexity in trying to serve customers’ connectivity needs as they move from 3G networks to beginning to support new higher speed technologies such as HSPA+, LTE and WiMAX network protocols which enable new capacity and higher speeds for the wireless subscribers. The increase in the amount of data traffic on the carrier networks is being fueled by new subscriber growth and higher bandwidth applications, such as video services. These developments, along with mobile devices that combine multiple radio chip-sets including Wi-Fi, 3G and 4G, are creating an increased interest in software that can support intelligent connectivity and service continuity across these differing network technologies. The QuickLink® Mobile family of connectivity software has been designed to help mobile operators meet the challenges of serving their subscriber base in this evolving and increasingly complex world of broadband wireless access.
These rapid changes in wireless technology including higher speed networks, improved intelligent connected devices and increasing demands for access to digital content and critical information, is fueling the evolution of a new connected digital lifestyle. Software that simplifies the complexity associated with serving this digital lifestyle and managing access to data from many sources, from any network type and via multiple devices is in demand for both the service providers and their end-user customers. As wireless carriers continue to seek new ways to offer premium services that allow their subscribers to better access the information, data and communications services that are becoming so vital to the way they lead their lives, Smith Micro’s portfolio of connectivity software, content delivery, device management and messaging solutions are addressing this demand.

Productivity and graphic software — Smith Micro also offers a secondary line of software that centers on serving the growing demand for improved graphic related products for 2D and 3D design. The Company’s products include Poser®, a 3D figure design and animation program, Manga Studio™, the number one selling Manga software worldwide and Anime Studio™, a complete solution for creating 2D movies, cartoons, anime or cut-out animations and is ideal for animators of any caliber. Many of the animations that people create with Anime Studio™ can be seen on social networking websites and YouTube. In addition to the graphics products, the growing prevalence and complexity of personal computers and mobile device operating systems require increasingly sophisticated diagnostic and utility software solutions to improve the consumer’s overall computing and mobile experience. Consumers demand products that can enhance PC performance, protect against spam, spyware, and computer hacking and remove malicious code. Businesses rely on cross-platform solutions that can quickly identify and repair a broad range of computer-related problems. The Company’s software solution for Windows and Mac platforms performs diagnostics, maximizes performance and helps to protect consumer’s online identity.
     Products and Services
     Our primary products consist of the following:

Product Groups	Products	Description
Wireless	QuickLink® Mobile	Centralized connection management application to control, customize and automate wireless connections of all types.
	QuickLink® Mobility	A mobile VPN and connection management solution delivering network “session persistence.”
	QuickLink® Media	Media and content management solution to synchronize and manage access to digital content from mobile devices, personal computers and the Cloud.
	SendStuffNow™	Secure Cloud-based large file delivery solution.
	Device Management Suite	Provides intelligent, automated mobile device provisioning and configuration.
	Push-To-Talk	A data service that uses a mobile Internet connection to send and receive “walkie-talkie” style calls.
	Visual Voicemail	Voicemail is delivered directly to your mobile phone and stored in a visual inbox and also includes voicemail translation to text.
	Vidio™	Video content delivery and optimization system for streaming to personal computers, tablets and mobile devices.
Productivity & Graphics	StuffIt Deluxe®	Patented, lossless compression solution for documents and media.
	CheckIt® Diagnostics & CheckIt® Netbook Suite	A diagnosis and troubleshooting solution for many hardware and system problems.
	Poser®	A solution for creating 3D character art and animations.
	Anime Studio™	An animation tool for professionals and digital artists.
	Manga Studio™	A solution for creating manga and comic art.
     Marketing and Sales Strategy
Our primary focus is on developing the next mobile software experience through our Smith Micro DNA mobile platform for wireless operators and enterprises. Because of our broad product offerings, we are able to capitalize on technology synergies across our portfolio and quickly bring to market solutions that resonate with our target customers.
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
Smith Micro is expanding its ability to serve wireless carriers, OEMs and enterprise customers in Europe and Asia through international sales and support offices based in Sweden, the United Kingdom, Australia and Hong Kong.
Our three largest customers are in the Wireless segment and each exceeded 10% of revenues for fiscal year 2010. Verizon Wireless, Sprint and AT&T accounted for 66.3% of our revenues in fiscal 2010. In 2009, our four largest customers (Verizon Wireless, Dell, Sprint and AT&T) accounted for 65.7% of our revenues. In 2008, our three largest customers (Verizon Wireless, AT&T and Sprint) accounted for 48.1% of our revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.
Sales to Verizon Wireless and their affiliates amounted to 40.1%, 32.8%, and 32.0% of the Company’s revenues for fiscal years 2010, 2009 and 2008, respectively. We have a master software and license distribution agreement with Verizon Wireless whereas Smith Micro grants them non-exclusive licenses to reproduce and have produced, market, and distribute the software, in object form only, to distributors, re-sellers, OEM customers of Verizon Wireless and end users. The license term for end users continues in perpetuity unless otherwise stated in subsequent amendments. The master agreement commenced in December 2000 and has been consistently extended through subsequent amendments. They can cancel the agreement at any time. Products and services sold to Verizon include per unit license fees for connectivity and security and VZAccess manager software, engineering design and development fees, customization and adaptation fees and website hosting. The master agreement and subsequent amendments are detailed in Exhibit 10.4 in this document.
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
     Product Development
The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $42.8 million, $36.5 million, and $30.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. Our manufacturing is subcontracted to outside vendors and includes the replication of CD-ROM’s and the printing of documentation materials. Assembly of the final package is completed by our Aliso Viejo, California facility.
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
     Proprietary Rights and Licenses
Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2010, we owned 42 issued U.S. patents and have 52 U.S. patent applications that are currently pending. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.
We seek to avoid unauthorized use and disclosure of our proprietary intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. The deterrent steps that we have taken to protect our proprietary technology may not be adequate to deter misappropriation of our proprietary information or prevent the successful assertion of any adverse claim against us relating to software or intellectual property utilized by us. In addition, we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce those rights.
In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we use currently to protect our proprietary rights and intellectual property rights may not be adequate. Moreover, our competitors may independently develop competitive technology similar to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or such third party technologies become subject to claims directed to or against the third party technologies used by us, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.
     Employees
As of December 31, 2010, we had a total of 549 employees within the following departments: 370 in engineering, 115 in sales and marketing, 41 in management and administration, 13 in customer support and 10 in manufacturing. We utilize temporary labor to assist during peak periods of manufacturing volume. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development personnel and consulting staff. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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
Our operating results may be adversely impacted by the continued worldwide economic slowdown and uncertainties in the marketplace.
Since the second half of 2008, economic conditions worldwide and in the United States have experienced a general deterioration, resulting in slower economic activity and a highly uncertain recovery, decreased consumer confidence and retail spending, reduced corporate profits and capital spending, and generally adverse business conditions. These conditions make it difficult for our wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of the current economic slowdown or the emerging economic recovery, or to what extent they will continue to affect us. If the economy, consumer spending or the markets in which we operate do not continue at their present levels or deteriorate, we may need to record charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
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
A substantial majority of our total revenue is derived from sales of our wireless connectivity and security software products. Although our strategy is to continue to introduce new products, these efforts may not reduce the extent to which our total revenues are dependent on a small number of products in these market sectors. Rapid shifts in the markets for these products and consumer habits, changes in demand by end-users and changes in underlying technology present both opportunities and risks for our business. Factors which could affect our business include the rate of adoption of the 4G networking standard by wireless carriers and handset manufacturers, and changes in consumer demand for PC networking due to the adoption of Smartphones and tablet computing. If our products fail to remain current with and useful to new and emerging markets, our business, financial condition and results of operations would be materially and adversely affected.
We also derive a significant portion of our revenues from a few vertical markets, such as wireless carriers and handset manufacturers. In order to sustain and grow our business, we must continue to sell our software products into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our results of operations, financial condition and prospects. To increase our sales outside our core vertical markets, for example to large enterprises, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.
In addition, because we sell primarily to large carriers and OEMs, there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2010, one customer, Verizon Wireless, comprised 40.1% of our total revenues. Two other customers (Sprint and AT&T) individually comprised of at least 10% of our total revenues. Because of our customer concentration, our largest customers may have significant pricing power over us. Furthermore, a substantial decrease in sales to any of our largest customers could materially affect our revenues and profitability. Additionally, these customers are not the end-users of our products. If any of these customers’ efforts to market their products which incorporate our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.
Competition within our target markets is intense and includes numerous established competitors and new entrants, which could negatively affect our revenues and results of operations.

We operate in markets that are extremely competitive and subject to rapid changes in technology. A number of established software companies, such as Microsoft Corporation, Google Inc. and Apple Inc. pose a significant competitive threat to us because their handset operating systems may include some capabilities now provided by certain of our OEM and retail software products. If handset manufacturers and carriers are satisfied relying on the capabilities of systems using Windows, Android or iPhone OS, or other hardware or operating systems, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition from both established and emerging software companies in the future, both domestic and international. In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. Furthermore, our existing and potential OEM customers may acquire or develop products that compete directly with our products.
Many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly than we to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Announcements of competing products by competitors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors currently make complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.
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
We are entering new, emerging markets in which we have limited experience; if these markets do not develop or we are unable to otherwise succeed in them, our revenues will suffer and the price of our common stock will likely decline.

Our recent and planned product introductions to support new higher speed networking and 4G technologies such as HSPA+, LTE and WiMAX network protocols have allowed us to enter new markets. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.
If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our operating results, financial condition and prospects may be negatively affected.
If the adoption of and investments in new networking and 4G technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. For example, our Device Management Suite of products allows our customers to update mobile devices from a home office and incorporates technology that provides a mechanism to allow for efficient firmware updates for mobile devices. In addition, we have introduced new high-speed networking and 4G products, but the pace of the market introduction of such technologies is uncertain. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of these new technologies, and on the continued adoption and use of mobile data services by end-users.
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
Our operating income may continue to change due to shifts in our sales mix and increased spending on our research and development and infrastructure.
Our operating income can change quarter to quarter and year to year due to a change in our sales mix and the timing of our continued investments in research and development and infrastructure. Operating income as a percentage of revenues has ranged from 2.8% in 2008 to 10.4% in 2009 to 14.1% in 2010. We continue to invest in research and development which is the lifeline of our technology portfolio. In addition we continue to invest in our infrastructure with facility expansions in Aliso Viejo, California and a new engineering design and data center in Pittsburgh, Pennsylvania. The timing of these additional expenses can vary significantly quarter to quarter and even from year to year.
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
Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft and Google operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.
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
We have on file with the SEC a shelf Form S-3 to sell from time to time up to 4,000,000 shares of our common stock in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering. In addition, we have on file with the SEC a shelf Form S-4 to sell from time to time up to 1,000,000 shares of our common stock in connection with our future acquisitions of other businesses, assets or securities. If we raise additional funds by issuing additional equity or convertible debt securities (whether in a public offering or private placement), the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.
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
We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 21,000 square feet in Mountain View, California under a lease that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011.
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

	High	Low
YEAR ENDED DECEMBER 31, 2010:
First Quarter	$9.59	$7.37
Second Quarter	11.20	8.51
Third Quarter	10.63	7.61
Fourth Quarter	16.35	9.74

YEAR ENDED DECEMBER 31, 2009:
First Quarter	$6.17	$3.64
Second Quarter	10.62	5.19
Third Quarter	12.87	8.96
Fourth Quarter	12.37	6.26
On February 18, 2011, the closing sale price for our common stock as reported by NASDAQ was $9.17.
For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.
     Stock Performance Graph
The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.
The graph covers the period from December 31, 2005 through December 31, 2010. The graph assumes that $100 was invested in our common stock on December 31, 2005, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Smith Micro Software, Inc., the S&P Midcap 400 Index
and S&P MidCap Application Software

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

Smith Micro Software, Inc.	100.00	242.56	144.79	95.04	156.41	269.06
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
S&P MidCap Application Software	100.00	115.74	121.75	76.56	113.21	158.72
     Holders
As of February 18, 2011, there were approximately 234 holders of record of our common stock based on information provided by our transfer agent.

     Dividends
We have never paid any cash dividends on our common stock and we have no current plans to do so.
     Recent Sales of Unregistered Securities
None.
     Purchases of Equity Securities by the Company
None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010 and 2009, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$130,501	$107,279	$98,424	$73,377	$54,469

Cost of revenues	15,507	15,486	20,108	20,644	20,259

Gross profit	114,994	91,793	78,316	52,733	34,210
Operating expenses:
Selling and marketing	29,708	24,999	24,814	18,394	9,057
Research and development	42,759	36,530	30,811	14,772	7,899
General and administrative	24,146	19,155	19,990	15,318	8,467

Total operating expenses	96,613	80,684	75,615	48,484	25,423

Operating income	18,381	11,109	2,701	4,249	8,787
Interest and other income	130	381	739	4,254	1,403

Income before taxes	18,511	11,490	3,440	8,503	10,190
Income tax expense	6,165	6,738	4,172	5,342	1,234

Net income (loss)	$12,346	$4,752	$(732)	$3,161	$8,956

Net income (loss) per share:
Basic	$0.36	$0.15	$(0.02)	$0.11	$0.38

Diluted	$0.36	$0.14	$(0.02)	$0.10	$0.35

Weighted average shares:
Basic	34,204	32,438	30,978	29,768	23,753

Diluted	34,615	32,897	30,978	30,998	25,330

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data (in thousands):
Total assets	$234,892	$205,934	$176,995	$162,421	$131,026
Total liabilities	16,627	17,955	11,591	7,907	4,969
Accumulated earnings (deficit)	16,538	4,192	(560)	172	(2,989)
Total stockholders’ equity	$218,265	$187,979	$165,404	$154,514	$126,057

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: the duration and depth of the current economic slowdown and its effects on the capital expenditures by our customers and their end users; our dependence upon a single customer for a significant portion of our revenues; potential fluctuations in quarterly results; deriving revenues from a small number of products; failure to successfully compete; failure to successfully integrate acquisitions; entry into new markets; failure of our customers to adopt new technologies; dependence upon relationships with carrier customers; declines in operating income; undetected software defects; changes in technology; delays or failure in deliveries from component suppliers; failure of our products to achieve broad acceptance; failure to protect intellectual property; exposure to intellectual property claims; and loss of key personnel.
     Introduction and Overview
Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications, and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
Our patented compression technologies are utilized within various Smith Micro products including our line of Personal Computer (“PC”) and Smartphone compression products and our managed file-transfer solution.
We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, Personal Computers, Smartphones, Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile connectivity and convergence opportunities.
Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, iOS, Android, Windows Mobile, Symbian and Java platforms.
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
For the year ended December 31, 2010, three customers, each accounting for over 10% of revenues, made up 66.3% of revenues and 78% of accounts receivable. For the year ended December 31, 2009, four customers, each accounting for over 10% of revenues, made up 65.7% of revenues and 75% of accounts receivable. For the year ended December 31, 2008, one customer accounted for 32.0% of revenues and 21% of accounts receivable.
     Results of Operations
The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%

Cost of revenues	11.9%	14.4%	20.4%

Gross profit	88.1%	85.6%	79.6%
Operating expenses:
Selling and marketing	22.8%	23.3%	25.2%
Research and development	32.8%	34.0%	31.3%
General and administrative	18.4%	17.9%	20.3%

Total operating expenses	74.0%	75.2%	76.8%

Operating income	14.1%	10.4%	2.8%
Interest and other income	0.1%	0.3%	0.7%

Income before taxes	14.2%	10.7%	3.5%
Income tax expense	4.7%	6.3%	4.2%

Net income (loss)	9.5%	4.4%	-0.7%

          Revenues and Expense Components
The following is a description of the primary components of our revenues and expenses:
Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connectivity and security management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, contact and calendar syncing and video content delivery and optimization solutions; and

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2010	2009	2008
Wireless	$118,684	$89,420	$73,219
Productivity & Graphics	11,399	17,014	23,925
Corporate/Other	418	845	1,280

Total revenues	130,501	107,279	98,424
Cost of revenues	15,507	15,486	20,108

Gross profit	$114,994	$91,793	$78,316

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
Income tax expense. The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at December 31, 2010 are likely to be realized.
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
          Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Revenues. Revenues of $130.5 million for fiscal year 2010 increased $23.2 million, or 21.6%, from $107.3 million for fiscal year 2009. Wireless revenues of $118.7 million increased $29.3 million, or 32.7%, primarily due to new connectivity and security product licenses of $16.5 million, increased visual voicemail and push-to-talk revenues of $8.4 million and new device solutions and multimedia revenues of $4.4 million. Productivity & Graphics sales decreased $5.6 million, or 33.0%, primarily due to unfavorable consumer spending trends. Corporate/Other sales decreased $0.5 million as we have de-emphasized this business.
Cost of revenues. Cost of revenues of $15.5 million for fiscal year 2010 was essentially unchanged from fiscal year 2009. Direct product costs decreased $0.9 million primarily due to a shift in product mix and overhead cost reductions. The change in product mix was due to a decrease in sales of lower margin productivity and graphics products and an increase in sales of higher margin OEM license products. Amortization of intangibles increased from $4.9 million to $5.9 million, or $1.0 million, primarily due to the Core Mobility acquisition which closed in the fourth quarter of 2009. Stock-based compensation expense decreased from $0.2 million to $0.1 million, or $0.1 million.
Gross profit. Gross profit of $115.0 million or 88.1% of revenues for fiscal year 2010 increased $23.2 million, or 25.3%, from $91.8 million, or 85.6% of revenues for fiscal year 2009. The 2.5 percentage point increase in gross profit was primarily due to improved product margins of 2.4 points as a result of the change in product mix mentioned above and overhead cost reductions and lower amortization of intangibles expense as a percentage of revenues of 0.1 points.
Selling and marketing. Selling and marketing expenses of $29.7 million for fiscal year 2010 increased $4.7 million, or 18.8%, from $25.0 million for fiscal year 2009. This increase was primarily due to costs associated with headcount increases of $3.5 million, increased travel of $0.6 million and advertising and media relations related to our new product launches of $0.5 million. Stock-based compensation increased from $2.8 million to $3.1 million, or $0.3 million. Amortization of intangibles due to our acquisitions increased from $2.7 million to $3.0 million, or $0.3 million. These cost increases were partially offset by lower third party commissions on our reduced Productivity & Graphics revenues of $0.3 million and other expense decreases of $0.2 million.
Research and development. Research and development expenses of $42.7 million for fiscal year 2010 increased $6.2 million, or 17.1%, from $36.5 million for fiscal year 2009. This increase was primarily due to increased personnel and recruiting costs associated with acquired and new hired headcount of $6.8 million, increased travel of $0.4 million and other expenses increasing by $0.1 million. These increases were partially offset by lower amortization of purchased technologies which decreased from $1.2 million to $0.1 million, or $1.1 million. Stock-based compensation remained flat year over year at $2.7 million.
General and administrative. General and administrative expenses of $24.1 million for fiscal year 2010 increased $5.0 million, or 26.1%, from $19.1 million for fiscal year 2009. This increase was primarily due to an increase in space and occupancy costs as a result of our acquisition of Core Mobility and the expansion of our corporate headquarters campus of $1.9 million, acquired and new headcount of $1.1 million and increased depreciation of $0.5 million. Stock-based compensation increased from $4.1 million to $5.6 million, or $1.5 million.
Interest and other income. Interest and other income of $0.1 million for fiscal year 2010 decreased $0.3 million from $0.4 million for fiscal year 2009. This decrease was due to lower interest and investment income realized from our short-term investments.
Income tax expense. We recorded income tax expense for fiscal year 2010 in the amount of $6.2 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. The provision for income taxes was $6.7 million for fiscal year 2009. The lower effective tax rate in fiscal year 2010 as compared to fiscal year 2009 was primarily due to increased federal tax credits and higher disqualifying disposition deductions due to the exercise of stock options. We have federal and state net operating loss carryforwards of approximately $0.6 million and $7.3 million respectively, at December 31, 2010. Cash basis income taxes related to 2010 are estimated to be $5.1 million.
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
Income tax expense. We recorded income tax expense for fiscal year 2009 in the amount of $6.7 million as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. The provision for income taxes was $4.2 million for fiscal year 2008 as a result of our pre-tax operating profit for the period and the relatively large amount of incentive stock option expense which is not deductible for tax purposes. We began fiscal year 2009 with a net operating loss carryforward of approximately $1.2 million for Federal and $6.3 million for States. Cash basis income taxes related to 2009 were $3.3 million.
     Liquidity and Capital Resources
At December 31, 2010, we had $72.6 million in cash and cash equivalents and short-term investments and $94.6 million of working capital. On October 26, 2009, we acquired Core Mobility, Inc. (“Core Mobility”) for $10 million in cash ($6.9 million upon closing and $3.1 million held back as security against possible indemnification obligations but subsequently paid during 2010) and 700,000 shares of Smith Micro common stock.
On January 4, 2008, we acquired the Mobile Solutions Group of PCTEL at a cost of $60.9 million in cash which included $1.2 million of acquisition costs.
We currently anticipate that capital expenditures will not vary significantly from recent periods. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
          Operating Activities
In 2010, net cash provided by operations was $24.7 million primarily due to our net income adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $33.2 million, an increase of deferred tax liabilities net of $0.8 million, and a decrease in prepaid expenses of $0.3 million. These increases were partially offset by an increase of accounts receivable due to our increased revenue of $6.5 million, an increase in income tax receivable of $1.9 million and an increase of all other net assets of $1.2 million.
In 2009, net cash provided by operations was $18.5 million primarily due to our net income adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $25.8 million and a decrease in deferred income tax assets of $0.9 million. These increases were partially offset by an increase of accounts receivable due to our increased revenue of $6.0 million and an increase of all other net assets of $2.2 million.
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

          Investing Activities
In 2010, we used cash of $30.3 million for investing activities to purchase short-term investments of $23.4 million, capital expenditures which primarily were for leasehold improvements and to expand our datacenter of $6.3 million, and for the acquisition of Avot Media of $0.6 million.
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
          Financing Activities
In 2010, cash provided by financing activities of $8.8 million was related to the exercise of stock options of $7.3 million and tax benefits associated with stock-based compensation of $1.5 million.
In 2009, cash provided by financing activities of $2.5 million was related to the exercise of stock options of $1.6 million and tax benefits associated with stock-based compensation of $0.9 million.
In 2008, cash provided by financing activities of $0.2 million was related to the exercise of stock options of $0.1 million and tax benefits associated with stock-based compensation of $0.1 million.
          Contractual Obligations and Commercial Commitments
As of December 31, 2010, we had no debt. The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$23,048	$3,049	$5,823	$4,809	$9,367
Purchase obligations	897	897	—	—	—

Total	$23,945	$3,946	$5,823	$4,809	$9,367

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

          Real Property Leases
Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 21,000 square feet in Mountain View, California under a lease that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011. Internationally, we lease space in Stockholm, Sweden; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to three-year terms.
     Off-Balance Sheet Arrangements
As of December 31, 2010, we did not have any off-balance sheet arrangements.
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
We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
          Revenue Recognition
We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. For Productivity & Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Productivity & Graphics group certain revenues are booked net of revenue sharing payments. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized as required. Sales directly to end-users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
          Sales Incentives
For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $2.0 million, $1.2 million, and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
          Internal Software Development Costs
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2010, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
          In-Process Research and Development
In 2009, we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. This IPR&D project was completed during the fourth quarter of 2010. As such, amortization has commenced and will continue over its estimated useful life.
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
          Impairment or Disposal of Long Lived Assets
Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2010.
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
If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase. The Company has not recognized any impairment loss through December 31, 2010.
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31.

Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2010, 2009 or 2008. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
          Income Taxes
We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at December 31, 2010. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2010 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk
Our financial instruments include cash and cash equivalents, and short-term investments. At December 31, 2010, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
     Foreign Currency Risk
While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2010, 2009 and 2008, our revenues denominated in foreign currencies were $1.7 million, $1.6 million, and $1.8 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Report of Management on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.
SingerLewak LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our executive officers and certain key officers as of February 18, 2011:

Name	Age	Position
William W. Smith, Jr.	63	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	49	Vice President and Chief Financial Officer
Von Cameron	47	Executive Vice President — Worldwide Sales
Rick Carpenter	48	Vice President and General Manager — Wireless
Robert E. Elliott	59	Vice President and Chief Marketing Officer
Jonathan Kahn	53	Executive Vice President — Productivity & Graphics
Chris G. Lippincott	39	Vice President — Worldwide Operations
Thomas P Matthews	53	Senior Vice President and Chief Strategy Officer
David P. Sperling	42	Vice President and Chief Technology Officer
Steven M. Yasbek	57	Chief Accounting Officer
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
Mr. Cameron joined the Company in April of 2008 as the Executive Vice President of Worldwide Sales. Mr. Cameron has held executive management positions with Openwave, Oracle, FoxT and Booz Allen & Hamilton. Mr. Cameron served proudly in the United States Air Force and earned his B.S. in Math—Operations Research from the United States Air Force Academy in Colorado, Springs, CO and an M.B.A. from Golden Gate University in San Francisco, California.
Mr. Carpenter joined the Company in May of 2009 as the Vice President of Engineering for the Company’s Connectivity & Security Business Unit and currently serves as the Vice President and General Manager of the Wireless Business Unit. Prior to joining Smith Micro, Mr. Carpenter served as a Vice President of Engineering at NextWave Wireless where he was responsible for WiMAX chipset development. From 2000 to 2005, he was Director of Software Engineering for CDMA products at AirPrime, which was ultimately acquired by Sierra Wireless. Mr. Carpenter has also held engineering management positions at Motorola and DENSO Wireless and started his professional career in May of 1986. He holds a BS in Computer Science from the University of Texas, Permian Basin and studied Masters-level Computer Science & Engineering at the University of Texas Arlington.
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
Mr. Kahn joined the Company with the acquisition of Allume Systems, Inc. in July 2005. Prior to the acquisition, Mr. Kahn was President of the company. Mr. Kahn was one of the co-founders of Aladdin Systems, Inc. which later became Allume Systems. Mr. Kahn was Chairman, President and Chief Executive Officer of Monterey Bay Tech, Inc (OTC BB:MBYI), a public company from 1999 to May 2005 until its merger with SecureLogic Inc. Mr. Kahn is a member of the Digital River Advisory Board and is a graduate of the University of Rhode Island with a B.A. in Economics. Mr. Kahn assumed the position as Executive Vice President — Productivity & Graphics in late 2009.
Mr. Lippincott joined the Company in February of 1993. From 1993 to 2000, Mr. Lippincott held various sales positions within the company including Director of OEM Sales, Director of Retail Sales and Vice President of Enterprise Sales. In 2000, Mr. Lippincott began serving as General Manager of the company’s Internet Solutions Division, until 2004 when he accepted the role of Vice President, Worldwide Operations. Mr. Lippincott attended the University of California, Berkeley studying Business Administration.
Mr. Matthews joined the Company in February 2007 with the acquisition of Ecutel Systems where he served as the President and CEO of this leading provider of Mobile VPN and wireless security software. As President and CEO of Inciscent, he created and launched “SkyBox Mail,” the first wireless e-mail application to allow users to open and view their file attachments on handheld mobile devices. Mr. Matthews has served in several executive roles at Metrocall, the nation’s second largest wireless messaging operator, as Senior Vice President of Corporate and Business Development, Senior Vice President of Operations and President at Metrocall.net where he was responsible for corporate strategy, M&A, operations, sales and marketing. Prior to this, Mr. Matthews served as the General Manager for Smith Micro’s Connectivity and Security division, the Company’s largest business unit. Mr. Matthews earned a degree in Electronic Communications from Western Illinois University.
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
For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which is hereby incorporated by reference.
The section titled “Corporate Governance” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.
     Audit Committee; Audit Committee Financial Expert
Our Board of Directors has a standing Audit Committee. The members of the Audit Committee are Messrs. Campbell, Gulko and Keiper. Our Board has determined that Mr. Gulko, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).
     Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires certain of the company’s executive officers, as well as its directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner in 2010.
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
Item 11. EXECUTIVE COMPENSATION
The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.
     Securities Authorized for Issuance Under An Equity Compensation Plan
The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of shares to be	Weighted average	Number of shares
	issued upon exercise of	exercise price of	remaining available
(in thousands, except per share amounts)	outstanding options	outstanding options	for future issuance
Equity compensation plan approved by shareholders (1)	2,706	$11.69	1,466
Equity compensation plan not approved by shareholders	—	—	—

Total	2,706	$11.69	1,466

(1)	The number of shares to be issued upon exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS	S-1
     (3) Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on

Exhibit No.	Title	Method of Filing
	Software, Inc.	Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.

10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4.3†	Amendment No. 6 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.4.4†	Amendment No. 7 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.4.5†	Amendment No. 9 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.5	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6	Employment Agreement dated April 9, 1999 by and between Smith Micro Software, Inc. and William Wyand.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.7	Executive Employment Agreement dated July 1, 2005 by and between Smith Micro Software, Inc. and Jonathan Kahn.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on April 29, 2008.

10.8	Summary of oral agreement dated June 2005 by and between William W.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly

Exhibit No.	Title	Method of Filing
	Smith, Jr. and the Registrant.	Report on Form 10-Q for the quarter ended June 30, 2009.

10.9	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

†	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
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

SMITH MICRO SOFTWARE, INC.
Date: February 25, 2011	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2011	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Andrew C. Schmidt Andrew C. Schmidt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Thomas G. Campbell Thomas G. Campbell	Director	February 25, 2011

/s/ Samuel Gulko Samuel Gulko	Director	February 25, 2011

/s/ Ted L. Hoffman Ted L. Hoffman	Director	February 25, 2011

/s/ William C. Keiper William C. Keiper	Director	February 25, 2011

/s/ James Straight James Straight	Director	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Smith Micro Software, Inc.
We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SINGERLEWAK LLP
Los Angeles, California
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Smith Micro Software, Inc.
We have audited Smith Micro Software Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the financial statement schedule, for each of the three years in the period ended December 31, 2010 of the Company, and our report dated February 25, 2011 expressed an unqualified opinion.

/s/ SINGERLEWAK LLP
Los Angeles, California
February 25, 2011

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,856	$14,577
Short-term investments	54,694	31,284
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $855 (2010) and $1,045 (2009)	29,812	24,147
Income tax receivable	2,872	980
Inventories, net of reserves for excess and obsolete inventory of $558 (2010) and $1,221 (2009)	370	406
Prepaid expenses and other current assets	1,167	1,506
Deferred tax asset	2,565	2,696

Total current assets	109,336	75,596
Equipment and improvements, net	11,623	8,193
Goodwill	94,231	94,320
Intangible assets, net	19,459	27,662
Other assets	243	163

Total assets	$234,892	$205,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,592	$4,215
Accrued liabilities	8,444	11,359
Deferred revenue	1,667	1,317

Total current liabilities	14,703	16,891
Non-current liabilities:
Deferred rent and other long term liabilities	197	70
Deferred tax liability	1,727	994

Total non-current liabilities	1,924	1,064
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 34,971,108 and 33,380,496 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	35	33
Additional paid-in capital	201,702	183,756
Accumulated other comprehensive loss	(10)	(2)
Accumulated earnings	16,538	4,192

Total stockholders’ equity	218,265	187,979

Total liabilities and stockholders’ equity	$234,892	$205,934

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount)

	Year ended December 31,
	2010	2009	2008

Revenues	$130,501	$107,279	$98,424
Cost of revenues	15,507	15,486	20,108

Gross profit	114,994	91,793	78,316
Operating expenses:
Selling and marketing	29,708	24,999	24,814
Research and development	42,759	36,530	30,811
General and administrative	24,146	19,155	19,990

Total operating expenses	96,613	80,684	75,615

Operating income	18,381	11,109	2,701
Interest and other income	130	381	739

Income before taxes	18,511	11,490	3,440
Income tax expense	6,165	6,738	4,172

Net income (loss)	$12,346	$4,752	$(732)

Net income (loss) per share:
Basic	$0.36	$0.15	$(0.02)

Diluted	$0.36	$0.14	$(0.02)

Weighted average shares outstanding:
Basic	34,204	32,438	30,978

Diluted	34,615	32,897	30,978

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other	Accumulated
	Common stock		paid-in	comprehensive	income
	Shares	Amount	capital	income (loss)	(deficit)	Total
BALANCE, December 31, 2007	30,258	30	154,312	—	172	154,514

Exercise of common stock options	49	—	129	—	—	129
Non cash compensation recognized on stock options	—	—	6,935	—	—	6,935
Restricted stock grants	1,093	1	5,041	—	—	5,042
Tax benefit related to the exercise of stock options	—	—	72	—	—	72
Tax benefit deficiencies related to restricted stock expense	—	—	(625)	—	—	(625)
Other comprehensive income:
Unrealized gain on short-term investments	—	—	—	69	—	69
Net loss	—	—	—	—	(732)	(732)

Total comprehensive loss						(663)

BALANCE, December 31, 2008	31,400	31	165,864	69	(560)	165,404

Issuance of common stock for acquisition	700	1	6,880	—	—	6,881
Exercise of common stock options	414	—	1,664	—	—	1,664
Non cash compensation recognized on stock options	—	—	5,266	—	—	5,266
Restricted stock grants, net of cancellations	888	1	3,457	—	—	3,458
Cancellation of shares for payment of withholding tax	(22)	—	(180)	—	—	(180)
Tax benefit related to the exercise of
stock options	—	—	871	—	—	871
Tax benefit deficiencies related to restricted stock expense	—	—	(66)	—	—	(66)
Other comprehensive income:
Unrealized loss on short-term investments	—	—	—	(71)	—	(71)
Net income	—	—	—	—	4,752	4,752

Total comprehensive income						4,681

BALANCE, December 31, 2009	33,380	$33	$183,756	$(2)	$4,192	$187,979

Exercise of common stock options	760	1	7,254	—	—	7,255
Non cash compensation recognized on stock options	—	—	4,477	—	—	4,477
Restricted stock grants, net of cancellations	868	1	4,936	—	—	4,937
Cancellation of shares for payment of withholding tax	(37)	—	(331)	—	—	(331)
Employee stock purchase plan	—	—	82	—	—	82
Tax benefit related to the exercise of stock options	—	—	1,543	—	—	1,543
Tax benefit deficiencies related to restricted stock expense	—	—	(15)	—	—	(15)
Other comprehensive income:
Unrealized loss on short-term investments	—	—	—	(8)	—	(8)
Net income	—	—	—	—	12,346	12,346

Total comprehensive income						12,338

BALANCE, December 31, 2010	34,971	$35	$201,702	$(10)	$16,538	$218,265

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008

Operating activities:
Net income (loss)	$12,346	$4,752	$(732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of the effect of acquisitions:
Depreciation and amortization	11,778	10,540	8,446
Loss (gain) on disposal of fixed assets	29	(11)	—
Provision for adjustments to accounts receivable and doubtful accounts	851	1,596	1,170
Provision for excess and obsolete inventory	203	1,063	435
Tax benefits from stock-based compensation	(1,543)	(871)	(72)
Non cash compensation related to stock options & restricted stock	9,496	8,724	11,977
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(6,516)	(5,998)	(6,625)
Deferred income taxes	849	914	2,000
Income tax receivable	(1,892)	(980)	180
Inventories	(167)	(372)	473
Prepaid expenses and other assets	259	(507)	(19)
Accounts payable and accrued liabilities	(949)	(384)	(784)

Net cash provided by operating activities	24,744	18,466	16,449

Investing activities:
Acquisition of eFrontier America, net of cash received	—	—	(623)
Acquisition of Avot Media, net of cash received	(675)	—	—
Acquisition of Insignia Solutions, net of cash received	—	—	245
Acquisition of PCTel’s Mobile Solutions Group, net of cash received	—	—	(60,931)
Acquisition of Core Mobility, Inc., net of cash received	143	(6,907)	—
Acquisitions — other	—	—	(2,306)
Other intangibles	—	—	(500)
Capital expenditures	(6,312)	(4,809)	(3,538)
Cash proceeds from the disposal of fixed assets	—	31	—
Purchase of short-term investments	(23,418)	(8,706)	(22,580)

Net cash used in investing activities	(30,262)	(20,391)	(90,233)

Financing activities:
Tax benefits from stock-based compensation	1,543	871	72
Cash received from exercise of stock options	7,254	1,665	129

Net cash provided by financing activities	8,797	2,536	201

Net increase (decrease) in cash and cash equivalents	3,279	611	(73,583)
Cash and cash equivalents, beginning of period	14,577	13,966	87,549

Cash and cash equivalents, end of period	$17,856	$14,577	$13,966

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,776	$6,612	$1,308

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
     The Company
Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications, and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data.
Our patented compression technologies are utilized within various Smith Micro products including our line of Personal Computer (“PC”) and Smartphone compression products and our managed file-transfer solution.
We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, Personal Computers, Smartphones, Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile connectivity and convergence opportunities.
Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, iOS, Android, Windows Mobile, Symbian and Java platforms.
The underlying design concept common to all of our products is our ability to improve the customer’s experience. This philosophy is based on the combination of solid engineering and exceptional design that reinforces our brand’s competitive differentiation. We have over 25 years of experience in design, creation and custom engineering services for software products.
On October 26, 2009, the Company acquired Core Mobility, Inc. (“Core Mobility”), a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. Of the $10 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations and was subsequently paid in 2010.
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
     Foreign Currency Transactions
The Company has international operations resulting from acquisitions over the past several years. The countries in which the Company has a subsidiary or branch office in are Sweden, Norway, Hong Kong, Serbia, the United Kingdom, and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.
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
     Significant Concentrations
For the year ended December 31, 2010, three customers, each accounting for over 10% of revenues, made up 66.3% of revenues and 78% of accounts receivable, and five suppliers, each with more than 10% of inventory purchases, totaled 5% of accounts payable. For the year ended December 31, 2009, four customers, each accounting for over 10% of revenues, made up 65.7% of revenues and 75% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 3% of accounts payable. For the year ended December 31, 2008, one customer, Verizon Wireless, made up 32.0% of revenues and 21% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 10% of accounts payable.
     Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2010 and 2009, bank balances totaling approximately $17.6 million and $4.6 million, respectively, were uninsured. On January 1, 2010, our primary United States bank exited the Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program. Our uninsured bank balances would have been $14.3 million for the year ended December 31, 2009 if our primary United States bank exited Federal Deposit Insurance Corp.’s Transaction Account Guarantee Program prior to January 1, 2010.
     Short-Term Investments
Short-term investments consist of corporate notes, bonds, and commercial paper and U.S. government agency and government sponsored enterprise obligations. The Company accounts for these short-term investments as required by FASB ASC Topic No. 320, Investments-Debt and Equity Securities. These debt and equity securities are not classified as either held-to-maturity securities or trading securities. As such, they are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income in stockholders’ equity until realized.
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
     Inventories
Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2010, our net inventory balance of $0.4 million consisted of $0.2 million of assembled products and $0.2 million of components. At December 31, 2009, our net inventory balance of $0.4 million consisted of approximately $0.1 million of assembled products and $0.3 million of components.
     Equipment and Improvements
Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
     In-Process Research and Development
In 2009, we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. This IPR&D project was completed during the fourth quarter of 2010. As such, amortization has commenced and will continue over its estimated useful life.
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
     Impairment or Disposal of Long Lived Assets
Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined that there was no impairment at December 31, 2009 or 2010.
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
If the intangible assets are considered to be impaired, the impairment we would recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase. The Company has not recognized any impairment loss through December 31, 2010.
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2010, 2009 or 2008. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the allocation of value to our reporting units change, we could be required to write off some or all of our goodwill.
     Deferred Income Taxes
We account for deferred income taxes as required FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at December 31, 2010. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2010 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
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
     Deferred Rent and Other Long-Term Liabilities
The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents and an earn-out accrual that extended beyond one year for one of our prior year acquisitions.
     Revenue Recognition
We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to OEM customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from OEM customers are limited to defective goods or goods shipped in error. Historically, OEM customer returns have not exceeded the very nominal estimates and reserves. Management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Within the Productivity & Graphics group certain revenues are booked net of revenue sharing payments. We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For multiple element agreements, vendor specific objective evidence of fair value for all contract elements is reviewed and the timing of the individual element revenue streams is determined and recognized as required. Sales directly to end-users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
     Sales Incentives
For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $2.0 million, $1.2 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Internal Software Development Costs
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2010, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized to date.

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
     Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were $0.9 million, $0.8 million, and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Income Taxes
We account for income taxes as required FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2006, the Company reversed all of its valuation allowance on its deferred tax assets as a result of the Company’s improving financial performance and projected income in future years.
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

     Net Income (Loss) Per Share
The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earning Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$12,346	$4,752	($732)

Denominator:
Weighted average shares outstanding — basic	34,204	32,438	30,978

Potential common shares — options (treasury stock method)	411	459	—

Weighted average shares outstanding — diluted	34,615	32,897	30,978

Shares excluded (anti-dilutive)	—	—	4,289

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,950	2,496	—

Net income (loss) per common share:
Basic	$0.36	$0.15	($0.02)

Diluted	$0.36	$0.14	($0.02)

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
2. Acquisitions
Core Mobility, Inc.
On October 26, 2009, the Company acquired Core Mobility, a developer of mobility software and solutions, for $10 million in cash and 700,000 shares of Smith Micro common stock. Core Mobility became a wholly-owned subsidiary of Smith Micro. In addition, the former shareholders of Core Mobility had the ability to earn additional cash consideration of up to $1.9 million in the form of earn-out payments, contingent on Core Mobility achieving certain milestone deliverables for product development and deployment. In March 2010, a milestone payment of $0.6 million was made. Of the $10 million of cash consideration, $3.0 million was held back (“Holdback”) as security against possible indemnification obligations. As of December 31, 2010, the entire Holdback had been paid. Acquisition-related costs of $0.2 million were recorded as expense in the fiscal year ended December 31, 2009 in the general and administrative section of the consolidated statement of operations.
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

PCTEL’S Mobility Solutions Group
On January 4, 2008, the Company acquired substantially all of the assets of PCTEL’S Mobility Solutions Group in exchange for $59.7 million in cash. The direct acquisition costs incurred were $1.2 million for legal and professional services.
The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated lives for property and equipment and certain identifiable intangible assets acquired.
The total purchase price is summarized as follows (in thousands):

Cash consideration	$59,700
Acquisition related costs	1,231

Total purchase price	$60,931

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Property & equipment	$718
Intangible assets	13,050
Goodwill	50,319

Total assets	64,087

Liabilities:
Deferred revenue	3,156

Total liabilities	3,156

Total purchase price	$60,931

3. Balance Sheet Details
     Short-Term Investments
Available-for-sale securities with contractual maturities of less than 12 months were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Fair value	Amortized Cost basis	Net Unrealized (loss)	Fair value	Amortized Cost basis	Net Unrealized (loss)
Corporate notes, bonds and commerical paper	$39,691	39,704	$(8)	$3,499	3,498	—
Government securities	15,003	15,007	(2)	27,785	27,789	(2)

Total	$54,694	54,711	$(10)	$31,284	31,287	$(2)

There were no realized gains (losses) recognized in interest and other income for the year ended December 31, 2010. Realized (losses) recognized in interest and other income were $(0.2) million for the year ended December 31, 2009.

     Equipment and Improvements
     Equipment and improvements consist of the following (in thousands):

	December 31,
	2010	2009
Computer hardware, software, and equipment	$10,368	$6,551
Leasehold improvements	6,237	4,081
Office furniture and fixtures	1,055	737

	17,660	11,369
Less accumulated depreciation and amortization	(6,037)	(3,176)

Equipment and improvements, net	$11,623	$8,193

Depreciation and amortization expense on equipment and improvements was $2.9 million, $1.7 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008 respectively.
     Intangible Assets
The following table sets forth our acquired intangible assets by major asset class as of December 31, 2010 and 2009 (in thousands except useful life data):

	Useful	December 31, 2010			December 31, 2009
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	1-3	$7,347	$(5,344)	$2,003	$6,667	$(3,349)	$3,318
In process R&D	2	990	(62)	928	990	—	990
Capitalized software	1-7	23,846	(15,336)	8,510	23,846	(11,485)	12,361
Distribution rights	5	482	(482)	—	482	(447)	35
Customer lists	3-5	1,484	(1,328)	156	1,484	(1,048)	436
Database	10	182	(56)	126	182	(38)	144
Trademarks	5-10	926	(537)	389	926	(445)	481
Trade names	1-7	2,121	(1,208)	913	2,121	(807)	1,314
Non-compete	2	21	(13)	8	21	(2)	19
Customer agreements	1-2	1,135	(1,135)	—	1,135	(1,135)	—
Customer relationships	4-7	11,130	(4,704)	6,426	11,130	(2,566)	8,564

Totals		$49,664	$(30,205)	$19,459	$48,984	$(21,322)	$27,662

Aggregate amortization expense on intangible assets was $8.9 million, $8.8 million, and $7.3 million for the years ended December 31, 2010, 2009, and 2008 respectively. Expected future amortization expense is as follows: $7.9 million for 2011, $5.7 million for 2012, $4.8 million for 2013, $0.9 million for 2014 and $0.1 million thereafter.
     Goodwill
The Company determined that it did not have any impairment of goodwill at December 31, 2009 or 2010.
The carrying amount of the Company’s goodwill was $94.2 million as of December 31, 2010 and $94.3 million as of December 31, 2009.
The decrease was due to $0.2 million of interest income recorded relative to Core Mobility partially offset by a $0.1 million increase as a result of a small acquisition made during fiscal year 2010.

     Other Assets
These are primarily office rent deposits.
     Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Salaries and benefits	$6,731	$5,390
Income taxes payable	37	106
Royalties and revenue sharing	416	239
Earnouts/holdbacks	1,210	5,220
Marketing expenses, rebates and other	50	404

Total accrued liabilities	$8,444	$11,359

4. Income Taxes
A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$3,071	$3,662	$855
State	652	1,215	1,255
Foreign	54	65	101

Total current	3,777	4,942	2,211

Deferred:
Federal	943	2,734	2,784
State	(82)	22	(230)
Foreign	—	—	(148)
Excess tax benefits related to stock based compensation	1,543	871	72
Tax deficiencies related to restricted stock expense	(15)	(66)	(625)
Purchase accounting adjustment — Core Mobility	—	(1,765)	—
Other adjustments	(1)	—	(40)
Change in valuation allowance	—	—	148

Total deferred	2,388	1,796	1,961

Total provision	$6,165	$6,738	$4,172

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35% in 2010 and 2009 and 34% in 2008) to the profit before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35%	35%	34%
State tax, net of federal benefit	5	7	17
Equity compensation	3	13	69
R&D tax credit	(5)	(4)	(1)
Other	(5)	8	(2)
Change in valuation allowance	—	—	4

	33%	59%	121%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Current
Various reserves	$366	$660
Nondeductible accruals	1,208	1,193
Deferred state taxes	228	542
Prepaid expenses	(127)	(246)
Other	(27)	59
Equity compensation	917	488

Total Current	$2,565	$2,696

Non- current
Credit carryforwards	1,201	1,583
Net operating loss carryforwards	659	1,178
State tax	(591)	(563)
Fixed assets	(850)	(512)
Amortization	(53)	710
Identifiable intangibles acquired	(2,258)	(3,585)
Equity based compensation	165	192
Other	—	3

Total Non-current	$(1,727)	$(994)

The Company has federal and state net operating loss carryforwards of approximately $0.6 million and $7.3 million, respectively, at December 31, 2010. These federal net operating loss carryforwards will expire from 2025 through 2029 and state net operating loss carryforwards will expire 2015 through 2031.
In addition, the Company has federal and state tax credit carryforwards of approximately $0.2 million and $1.0 million, respectively, at December 31, 2010. These tax credits will begin to expire in 2027.
We account for income taxes as required FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of this Topic did not have a material impact on the Company’s results of operation and financial position.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2007 through 2009 tax years. State income tax returns are subject to examination for a period of three to four years after filing.
5. Commitments and Contingencies
     Leases
The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,	Operating
2011	$3,049
2012	3,054
2013	2,769
2014	2,426
2015	2,383
Beyond	9,367

Total	$23,048

Total rent expense was $2.5 million, $1.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
6. Segment and Geographical Information
     Segment Information
Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our connectivity and security management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, contact and calendar syncing and video content delivery and optimization solutions. Productivity & Graphics includes retail and direct sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2010	2009	2008
Wireless	$118,684	$89,420	$73,219
Productivity & Graphics	11,399	17,014	23,925
Corporate/Other	418	845	1,280

Total revenues	130,501	107,279	98,424
Cost of revenues	15,507	15,486	20,108

Gross profit	$114,994	$91,793	$78,316

Our three largest customers (Verizon Wireless, Sprint and AT&T) were in the Wireless segment and each exceeded 10% of revenues and accounted for 66.3% of our revenues in fiscal year 2010. For fiscal year 2009, our four largest customers (Verizon Wireless, Dell, Sprint and AT&T) were in the Wireless segment and each exceeded 10% of revenues and accounted for 65.7% of our revenues. For fiscal year 2008, our three largest customers (Verizon Wireless, AT&T and Sprint) were in the Wireless segment and accounted for 48.1% of our revenues.
     Geographical Information
During the years ended December 31, 2010, 2009 and 2008, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Americas	$121,495	$99,172	$88,350
Asia Pacific	1,889	3,705	5,011
EMEA	7,117	4,402	5,063

Total revenues	$130,501	$107,279	$98,424

The Company does not separately allocate specific assets to these geographic locations.
7. Profit Sharing
The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Employee Stock Purchase Plan
The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employee’s may not purchase more than the lesser of $25,000 of stock, or 1,000 shares, for any calendar year. Additionally, no more than 1,000,000 shares may be purchased under the plan.
Rule 10b5-1 Trading Plans
On September 16, 2010, William W. Smith, Jr., the President and Chief Executive Officer of the Company entered into a pre-arranged stock trading plan to sell a maximum of 200,000 shares of Company common stock on behalf of The William W. Smith, Jr. Revocable Trust, a trust for which Mr. Smith serves as trustee. The plan was established as part of Mr. Smith’s individual long-term strategy for asset diversification and liquidity. All of the shares had been sold as of October 7, 2010. The plan was adopted in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding stock transactions. The transactions under the plan were disclosed publicly with the Securities and Exchange Commission as required by applicable securities laws.
Stock Compensation Expense
The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Valuation of Stock Option and Restricted Stock Awards
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2.97, $3.23 and $3.74, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2010, 2009 and 2008, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2010	2009	2008
Assumptions
Risk-free interest rate (average)	0.3%	0.5%	2.8%
Expected dividend yield	—	—	—
Weighted average expected life (years)	1	1	4
Volatility (average)	72.0%	71.0%	71.0%
Forfeiture rate	—	—	3.5%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future. The weighted average expected life is the vesting period for those options granted during that period. The average volatility is based on the actual historical volatility of our common stock.
Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2010, a total of 55,000 shares of restricted stock, with a total value of $0.5 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.9 million shares of restricted stock, with a total value of $7.3 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
Valuation of ESPP
The Company’s initial six-month offering period began on October 1, 2010. The fair value of the offering is $3.98 and was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Year Ended
December 31, 2010
Assumptions
Risk-free interest rate (average)	.18%
Expected dividend yield	—
Weighted average expected life (years)	.5
Volatility (average)	72.0%
Compensation Costs
Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$101	$184	$430
Selling and marketing	2,529	2,498	3,460
Research and development	2,505	2,514	3,201
General and administrative	4,361	3,528	4,886

Total non-cash stock compensation expense	$9,496	$8,724	$11,977

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $2.1 million, $1.1 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Stock Options
A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2010 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2007	4,654	$11.33

(911 options exercisable at a weighted average exercise price of $4.93)
Granted (weighted average fair value of $3.74)	135	$7.51
Exercised	(49)	$2.64
Cancelled	(451)	$14.28

Outstanding as of December 31, 2008	4,289	$10.94

(2,481 options exercisable at a weighted average exercise price of $9.31)
Granted (weighted average fair value of $3.23)	25	$11.59
Exercised	(414)	$4.02
Cancelled	(364)	$14.56

Outstanding as of December 31, 2009	3,536	$11.29

(2,754 options exercisable at a weighted average exercise price of $10.55)
Granted (weighted average fair value of $2.97)	20	$10.51
Exercised	(760)	$9.55
Cancelled	(90)	$13.80

Outstanding as of December 31, 2010	2,706	$11.69	$—

Exercisable as of December 31, 2010	2,545	$11.54	$10,700

Vested and expected to vest at December 31, 2010	2,706	$11.69	$11,000

During the year ended December 31, 2010, options to acquire 760,000 shares were exercised with an intrinsic value of $4.7 million, resulting in cash proceeds to the Company of $7.3 million. The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 was $2.97. For the year ended December 31, 2010, there were $0.8 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over next year. At December 31, 2010, there were 1.5 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.
Additional information regarding options outstanding as of December 31, 2010 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	162	3.2	$1.58	162	$1.58
$4.01 - $6.00	469	4.9	$4.95	469	$4.95
$6.01 - $12.00	181	6.8	$8.81	160	$8.93
$12.01 - $14.00	895	6.1	$12.65	838	$12.65
$14.01 - $16.00	630	6.2	$15.18	589	$15.18
$16.01 - $19.00	369	6.4	$17.77	327	$17.82

	2,706	5.8	$11.69	2,545	$11.54

     Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2010, and the activity during years ended therein, are as follows (in thousands):

	Number	Weighted average
	of shares	grant date fair value
Unvested at December 31, 2007	350	$12.32

Granted	1,164	$7.73
Vested	(444)	$10.59
Cancelled	(72)	$11.16

Unvested at December 31, 2008	998	$7.82

Granted	1,031	$5.06
Vested	(472)	$7.17
Cancelled	(142)	$5.26

Unvested at December 31, 2009	1,415	$6.28

Granted	933	$8.27
Vested	(679)	$6.50
Cancelled and forfeited	(65)	$9.25

Unvested at December 31, 2010	1,604	$7.23

9. Comprehensive Income
Comprehensive income includes unrealized gains and losses on short-term investments of corporate notes, bonds, and commercial paper and U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$12,346	$4,752	$(732)
Change in unrealized gain (loss) on investments, after tax	(8)	(71)	69

Total comprehensive income (loss)	$12,338	$4,681	$(663)

10. Subsequent Events
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

11. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2010 and 2009 are as follows (in thousands, except per share data):

	Year ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$29,862	$31,357	$34,008	$35,274
Gross profit	$26,130	$27,392	$30,237	$31,235
Operating income	$2,906	$3,682	$5,862	$5,931
Net income	$1,592	$1,885	$3,094	$5,775

Net income per share, basic (1)	$0.05	$0.06	$0.09	$0.17

Weighted average shares outstanding, basic	33,730	34,264	34,274	34,540

Net income per share, diluted (1)	$0.05	$0.05	$0.09	$0.16

Weighted average shares outstanding, diluted	34,176	34,781	34,736	35,111

	Year ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$23,788	$25,986	$27,820	$29,685
Gross profit	$19,265	$22,064	$24,280	$26,184
Operating income	$389	$2,683	$4,138	$3,899
Net income	$278	$1,277	$1,981	$1,216

Net income per share, basic (1)	$0.01	$0.04	$0.06	$0.04

Weighted average shares outstanding, basic	31,675	32,338	32,523	33,200

Net income per share, diluted (1)	$0.01	$0.04	$0.06	$0.04

Weighted average shares outstanding, diluted	31,904	32,955	33,145	33,675

(1)	Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010
(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for accounts receivable (1):
2010	$1,045	$851	$(1,041)	$855
2009	1,204	1,596	(1,755)	1,045
2008	684	1,170	(650)	1,204

Allowance for excess and obsolete inventory:
2010	$1,221	$203	$(866)	$558
2009	404	1,063	(246)	1,221
2008	102	435	(133)	404

(1)	Allowances are for retail return reserves, marketing development funds and doubtful accounts.

S-1