Form 10-Q
period 2011-03-31
SMITH MICRO SOFTWARE INC
filed 2011-05-05
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐       No ☑
     As of April 29, 2011 there were 35,870,291 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,689	$17,856
Short-term investments	56,683	54,694
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $774 (2011) and $855 (2010)	24,810	29,812
Income tax receivable	2,872	2,872
Inventories, net of reserves for excess and obsolete inventory of $474 (2011) and $558 (2010)	352	370
Prepaid expenses and other current assets	1,407	1,167
Deferred tax asset	1,852	2,565

Total current assets	95,665	109,336
Equipment and improvements, net	17,478	11,623
Goodwill	94,231	94,231
Intangible assets, net	17,429	19,459
Other assets	240	243
Deferred tax asset	6,253	—

Total assets	$231,296	$234,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,224	$4,592
Accrued liabilities	8,253	8,444
Deferred revenue	438	1,667

Total current liabilities	15,915	14,703
Non-current liabilities:
Long-term liabilities	525	197
Deferred tax liability	1,727	1,727

Total non-current liabilities	2,252	1,924
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 35,880,291 and 34,971,108 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	36	35
Additional paid-in capital	204,314	201,702
Accumulated other comprehensive loss	(6)	(10)
Accumulated earnings	8,785	16,538

Total stockholders’ equity	213,129	218,265

Total liabilities and stockholders’ equity	$231,296	$234,892

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$17,791	$29,862
Cost of revenues	3,776	3,732

Gross profit	14,015	26,130
Operating expenses:
Selling and marketing	8,362	7,290
Research and development	11,680	10,128
General and administrative	6,985	5,806

Total operating expenses	27,027	23,224

Operating income (loss)	(13,012)	2,906
Interest and other income	43	40

Income (loss) before taxes	(12,969)	2,946
Income tax expense (benefit)	(5,216)	1,354

Net income (loss)	$(7,753)	$1,592

Net income (loss) per share:
Basic	$(0.22)	$0.05

Diluted	$(0.22)	$0.05

Weighted average shares outstanding:
Basic	35,263	33,730

Diluted	35,263	34,176

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	loss	income	Total
BALANCE, December 31, 2010	34,971	$35	$201,702	$(10)	$16,538	$218,265

Exercise of common stock options	6	—	7	—	—	7
Non cash compensation recognized on stock options and ESPP	—	—	708	—	—	708
Restricted stock grants, net of cancellations	869	1	1,398	—	—	1,399
Cancellation of shares for payment of withholding tax	(9)	—	(130)	—	—	(130)
Employee stock purchase plan (ESPP)	43	—	345			345
Excess tax benefits from stock-based compensation	—	—	284	—	—	284
Other comprehensive income (loss):
Unrealized gain on short-term investments	—	—	—	4	—	4
Net loss	—	—	—	—	(7,753)	(7,753)

Total comprehensive loss						(7,749)

BALANCE, March 31, 2011 (unaudited)	35,880	$36	$204,314	$(6)	$8,785	$213,129

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(7,753)	$1,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	2,736	2,880
Provision for doubtful accounts and other adjustments to accounts receivable	193	389
Provision for excess and obsolete inventory	26	48
Excess tax benefits from stock-based compensation	(284)	(407)
Non-cash compensation related to stock options and restricted stock	2,107	2,257
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	4,809	(2,693)
Deferred taxes	(5,540)	3
Inventories	(8)	(13)
Prepaid expenses and other assets	(237)	228
Accounts payable and accrued liabilities	1,694	616

Net cash provided by (used in) operating activities	(2,257)	4,900

Investing activities:
Acquisitions, net of cash received	—	(675)
Capital expenditures	(6,561)	(1,304)
Purchase of short-term investments	(1,985)	(6,541)

Net cash used in investing activities	(8,546)	(8,520)

Financing activities:
Excess tax benefits from stock-based compensation	284	407
Cash received from stock sale for employee stock purchase plan	345	—
Cash received from exercise of stock options	7	153

Net cash provided by financing activities	636	560

Net decrease in cash and cash equivalents	(10,167)	(3,060)
Cash and cash equivalents, beginning of period	17,856	14,577

Cash and cash equivalents, end of period	$7,689	$11,517

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$224	$49

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
     Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail, Visual Voicemail to Text, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data and managed file transfers. We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers.
2. Basis of Presentation
     The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2011, and the related statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 25, 2011.
     Intercompany balances and transactions have been eliminated in consolidation.
     Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.
3. Net Income (Loss) Per Share
     The Company calculates earnings per share (“EPS”) as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 260, Earning Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended March 31,
	2011	2010
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(7,753)	$1,592

Denominator:
Weighted average shares outstanding — basic	35,263	33,730
Potential common shares — options (treasury stock method)	—	446

Weighted average shares outstanding — diluted	35,263	34,176

Shares excluded (anti-dilutive)	429	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,934	2,495

Net income (loss) per common share:
Basic	$(0.22)	$0.05

Diluted	$(0.22)	$0.05

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
Employee Stock Purchase Plan
     The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock, or 1,000 shares, for any calendar year. Additionally, no more than 1,000,000 shares may be purchased under the plan.
Stock Compensation
     The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Valuation of Stock Option and Restricted Stock Awards
     There were no stock options granted during the three months ended March 31, 2011 or March 31, 2010.
     Grants of restricted stock are valued using the closing stock price on the date of grant. In the three months ended March 31, 2011, a total of 50,000 shares of restricted stock, with a total value of $0.4 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.9 million shares of restricted stock, with a total value of $8.1 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.
Valuation of ESPP
     The Company’s initial six-month offering period began on October 1, 2010. A total of 43,335 shares were purchased/granted in the offering period. The fair value of the offering was $3.98 per share and was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Offering Period Ended
March 31, 2011
Assumptions
Risk-free interest rate (average)	.18%
Expected dividend yield	—
Weighted average expected life (years)	.5
Volatility (average)	72.0%
Compensation Costs
     As required by FASB ASC Topic No. 718, Compensation-Stock Compensation, the Company elected to attribute the value of stock-based compensation to expense using the straight-line method over the requisite service period for each award, which was previously used for its pro forma information. Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010
Cost of revenues	$17	$28
Selling and marketing	584	632
Research and development	505	586
General and administrative	1,001	1,011

Total non-cash stock compensation expense	$2,107	$2,257

     Total stock-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.9 million in the three months ended March 31, 2011 and $0.5 million in the three months ended March 31, 2010.
Stock Options
     A summary of the Company’s stock options outstanding under the 2005 Plan as of March 31, 2011, and the activity during the three months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2010	2,706	$11.69
Granted (unaudited)	—	$—
Exercised (unaudited)	(6)	$1.29
Cancelled (unaudited)	(1)	$12.72

Outstanding as of March 31, 2011 (unaudited)	2,699	$11.71	$—

Exercisable as of March 31, 2011 (unaudited)	2,653	$11.68	$—

     During the three months ended March 31, 2011, options to acquire 5,688 shares were exercised with an intrinsic value of $46,000, resulting in cash proceeds to the Company of $7,000. There were no stock options granted during the three months ended March 31, 2011. For the quarter ended March 31, 2011, there was $0.1 million of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized by December 31, 2011. At March 31, 2011, there were 1.4 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.
     Additional information regarding options outstanding as of March 31, 2011 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	157	3.0	$1.62	157	$1.62
$4.01 - $6.00	469	4.3	$4.95	468	$4.95
$6.01 - $12.00	180	6.5	$8.81	165	$8.90
$12.01 - $14.00	894	5.9	$12.65	891	$12.65
$14.01 - $16.00	630	6.0	$15.18	626	$15.18
$16.01 - $19.00	369	6.2	$17.77	346	$17.83

	2,699	5.5	$11.71	2,653	$11.68

Restricted Stock Awards
     A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of March 31, 2011, and the activity during the three months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2010	1,604
Granted (unaudited)	910
Cancelled/forfeited (unaudited)	(41)
Vested (unaudited)	(261)

Unvested at March 31, 2011 (unaudited)	2,212

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
6. Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2011 and December 31, 2010, bank balances totaling approximately $2.9 million and $17.6 million, respectively, were uninsured.
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

	March 31, 2011			December 31, 2010
		Amortized	Net unrealized		Amortized	Net unrealized
	Fair value	cost basis	gain (loss)	Fair value	cost basis	gain (loss)
Corporate notes, bonds and paper	$48,271	$48,279	$(5)	$39,691	$39,704	$(8)
Government securities	8,412	8,414	(1)	15,003	15,007	(2)

Total	$56,683	$56,693	$(6)	$54,694	$54,711	$(10)

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
9. Inventories
     Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2011, our net inventory balance consisted of approximately $0.2 million of assembled products and $0.2 million of components.
10. Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
11. Goodwill
     In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2010 and we have not noted any triggering events that would indicate impairment as of March 31, 2011.
     The carrying amount of the Company’s goodwill was $94.2 million as of March 31, 2011 and December 31, 2010.
12. Intangible Assets
     The following table sets forth our acquired intangible assets by major asset class as of March 31, 2011 and December 31, 2010 (in thousands except useful life data):

	Useful	March 31, 2011			December 31, 2010
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	1-3	$7,347	$(5,824)	$1,523	$7,347	$(5,344)	$2,003
In process R&D	2	990	(124)	866	990	(62)	928
Capitalized software	1-7	23,846	(16,117)	7,729	23,846	(15,336)	8,510
Customer lists	3-5	1,484	(1,372)	112	1,484	(1,328)	156
Database	10	182	(61)	121	182	(56)	126
Trademarks	5-10	926	(559)	367	926	(537)	389
Trade names	1-7	2,121	(1,307)	814	2,121	(1,208)	913
Non-compete	2	21	(15)	6	21	(13)	8
Customer relationships	4-7	11,130	(5,239)	5,891	11,130	(4,704)	6,426

Totals		$48,047	$(30,618)	$17,429	$48,047	$(28,588)	$19,459

     Aggregate amortization expense on intangible assets was $2.0 million for the three months ended March 31, 2011. Expected future amortization expense is as follows: $5.8 million for the remainder of 2011, $5.7 million for 2012, $4.8 million for 2013, $1.1 million thereafter.
     We determined that we did not have any impairment of long-lived assets at December 31, 2010 and we have not noted any triggering events that would indicate impairment as of March 31, 2011.
13. Comprehensive Income
     Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010
Net income (loss)	$(7,753)	$1,592
Change in unrealized gain (loss) on investments, net	4	(19)

Total comprehensive income (loss)	$(7,749)	$1,573

14. Segment, Customer Concentration and Geographical Information
Segment Information:
     Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our connectivity and security management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, Visual Voicemail to Text, contact and calendar syncing and video content delivery and optimization solutions. Productivity & Graphics includes retail and direct sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.
     The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.
     The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31, (unaudited)
	2011	2010
Wireless	$15,981	$26,962
Productivity & Graphics	1,742	2,774
Corporate/Other	68	126

Total revenues	17,791	29,862

Customer Concentration:
     Sales to four customers and their respective affiliates in the Wireless business segment accounted for 21.4%, 20.0%, 13.3% and 12.7% of the Company’s total revenues for the three months ended March 31, 2011. Sales to four customers and their respective affiliates in the Wireless business segment accounted for 28.3%, 22.2%, 12.7% and 10.0% of the Company’s total revenues for the three months ended March 31, 2010.
Geographical Information:
     During the three months ended March 31, 2011 and 2010, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended
	March 31, (unaudited)
	2011	2010
Americas	$16,457	$28,015
EMEA	860	1,483
Asia Pacific	474	364

Total revenues	$17,791	$29,862

     The Company does not separately allocate specific assets to these geographic locations.
15. Recent Accounting Pronouncements
     In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted ASU No. 2010-28 this period and its adoption did not have an impact on its consolidated results of operations and financial condition.
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the next paragraph. The Company adopted ASU No. 2009-14 this period and its adoption did not have an impact on its consolidated results of operations and financial condition.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company adopted ASU No. 2009-13 this period and its adoption did not have an impact on its consolidated results of operations and financial condition.
16. Commitments and Contingencies
Leases
     The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2011 are as follows (in thousands):

Year Ending December 31,	Operating
2011-9 months	$2,119
2012	3,054
2013	2,770
2014	2,426
2015	2,383
2016	2,127
Beyond	7,239

Total	$22,118

     Rent expense under operating leases for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively.
17. Income Taxes
     We account for income taxes as required FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets as of March 31, 2011 are more likely than not to be realized and that no valuation allowance is required at this time.
     We recorded an income tax benefit of $5.2 million for the three months ended March 31, 2011. We recorded income tax expenses of $1.4 million for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 was 40%, which was lower than the 46% for the three months ended March 31, 2010, primarily due to the ability to claim income tax benefits for state tax credits.
     In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. The Company adopted this FASB guidance effective January 1, 2007 and did not record any unrecognized tax benefits from uncertain tax positions at adoption. Based on our evaluation for the three months ended March 31, 2011, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008, and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of general and administrative expense.
     In March 2011, the Internal Revenue Service began its examination of the Company’s U.S. federal tax return for the year ended December 31, 2008. The exam is expected to be completed by year-end 2011.
18. Subsequent Events
     The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required.

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
     This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	the continued economic slowdown and uncertainty and its effects on capital expenditures by our customers and their end users;
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	changes in demand for our products from our customers and their end-users;
•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to successfully execute our business plan and control costs and expenses;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others; and
•	those additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
     Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail, Visual Voicemail to Text, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts, and calendar data and managed file transfers.
     We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses. The proliferation of broadband mobile wireless technologies is providing new opportunities for our products and services on a global basis. When these broadband wireless technologies—EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX—are combined with new devices such as mobile phones, Personal Computers, Smartphones,

Netbooks, and tablets and emerging Machine-to-Machine (“M2M”) devices, opportunities emerge for new communications software products. Our core technologies are designed to address these emerging mobile connectivity and convergence opportunities.
     Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Apple iPhone/iPad, Android, Windows Mobile, Symbian and Java platforms.
     Sales to four customers and their respective affiliates in the Wireless business segment accounted for 21.4%, 20.0%, 13.3% and 12.7% of the Company’s total revenues for the three months ended March 31, 2011. Sales to four customers and their respective affiliates in the Wireless business segment accounted for 28.3%, 22.2%, 12.7% and 10.0% of the Company’s total revenues for the three months ended March 31, 2010.
Results of Operations
     The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three months ended March 31, 2011 and 2010. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	21.2	12.5

Gross profit	78.8	87.5
Operating expenses:
Selling and marketing	47.0	24.4
Research and development	65.6	33.9
General and administrative	39.3	19.5

Total operating expenses	151.9	77.8

Operating income (loss)	-73.1	9.7
Interest and other income	0.2	0.2

Income (loss) before taxes	-72.9	9.9
Income tax expense (benefit)	-29.3	4.6

Net income (loss)	-43.6%	5.3%

Revenues and Expense Components
     The following is a description of the primary components of our revenues and expenses:
          Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connectivity and security management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, Visual Voicemail to Text, contact and calendar syncing, video content delivery and optimization solutions and managed file transfers; and
•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.
     The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2011	2010
Wireless	$15,981	$26,962
Productivity & Graphics	1,742	2,774
Corporate/Other	68	126

Total revenues	17,791	29,862
Cost of revenues	3,776	3,732

Gross profit	$14,015	$26,130

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
     Income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at March 31, 2011 are likely to be realized.
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
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Revenues. Revenues were $17.8 million and $29.9 million for the three months ended March 31, 2011 and 2010, respectively, representing a decrease of $12.1 million, or 40.4%. Wireless revenues decreased $11.0 million, or 40.7%, primarily due to low current period orders as a result of high inventory levels of our connection manager product at a key customer. Productivity & Graphics revenues decreased $1.0 million, or 37.2% due to continued low consumer spending. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.

     Cost of revenues. Cost of revenues was $3.8 million and $3.7 million for the three months ended March 31, 2011 and 2010, representing an increase of $0.1 million, or 1.2%. Direct product costs increased $0.3 million primarily due to a shift in product mix and increased costs related to our backup and messaging products. Amortization of intangibles decreased from $1.5 million to $1.3 million, or $0.2 million.
     Gross profit. Gross profit was $14.0 million, or 78.8% of revenues for the three months ended March 31, 2011, a decrease of $12.1 million, or 46.4%, from $26.1 million, or 87.5% of revenues for the three months ended March 31, 2010. The 8.7 percentage point decrease was primarily due to lower product margins of 6.6 points as a result of the change in product mix and the lower revenues not absorbing our datacenter-related fixed costs associated with our backup and messaging products. Amortization of intangibles as a percentage of revenues increased 2.1 points due to the lower revenues.
     Selling and marketing. Selling and marketing expenses were $8.4 million and $7.3 million for the three months ended March 31, 2011 and 2010, respectively, representing an increase of $1.1 million, or 14.7%. This increase was primarily due to higher personnel costs of $0.5 million, higher travel of $0.4 million and higher promotion expense for our new products of $0.3 million. Amortization of intangibles decreased from $0.8 million to $0.7 million, or $0.1 million. Stock-based compensation expense was $0.8 million for both of the three months ended March 31, 2011 and 2010.
     Research and development. Research and development expenses were $11.7 million and $10.1 million for the three months ended March 31, 2011 and 2010, respectively, representing an increase of $1.6 million, or 15.3%. This increase was primarily due to additional headcount of $1.2 million to support our new product initiatives and higher travel and supplies related to these new projects of $0.3 million. Amortization of intangibles increased from zero to $0.1 million. Stock-based compensation was $0.6 million for both of the three months ended March 31, 2011 and 2010.
     General and administrative. General and administrative expenses were $7.0 million and $5.8 million for the three months ended March 31, 2011 and 2010, respectively, representing an increase of $1.2 million, or 20.3%. This increase was primarily due to increased space and occupancy costs associated with facility expansions of $0.5 million, personnel costs of $0.3 million, other cost increases of $0.2 million and higher stock-based compensation expense which increased from $1.3 million to $1.5 million, or $0.2 million.
     Interest and other income. Interest and other income was $0.1 million for both of the three months ended March 31, 2011, and 2010.
     Income tax provision. We recorded an income tax benefit of $5.2 million for the three months ended March 31, 2011. We recorded income tax expense of $1.4 million for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 was 40%, which was lower than the 46% for the three months ended March 31, 2010, primarily due to the ability to claim income tax benefits for state tax credits.
Liquidity and Capital Resources
     At March 31, 2011, we had $64.4 million in cash and cash equivalents and short-term investments and $79.8 million of working capital. Capital expenditures increased $5.3 million for the three months ended March 31, 2011 versus the three months ended March 31, 2010 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility. We anticipate additional datacenter capital expenditures throughout the year to increase the capacity for our product offerings. We believe that our existing cash, cash equivalents, and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
     Net cash used by operating activities was $2.3 million for the three months ended March 31, 2011. The primary uses of operating cash were our net loss of $7.8 million, the increase of deferred tax assets of $5.5 million and other assets increasing by $0.3 million. These were partially offset by a decrease in accounts receivable of $4.8 million, non-cash expenses including depreciation and amortization of $2.7 million, stock-based compensation of $2.1 million and increases of current liabilities of $1.7 million. Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2010. The primary sources of operating cash were adjustments for non-cash expenses including depreciation and amortization of $2.9 million, stock-based compensation of $2.3 million, net income and other non-cash expenses of $1.6 million, increases of current liabilities of $0.6 million, and decreases of other assets of $0.2 million. The primary use of cash affecting operating cash flow was an increase in accounts receivable of $2.7 million.

Investing activities
     During the three months ended March 31, 2011, we used $8.5 million in investing activities due to investing in capital expenditures of $6.5 million as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility and short-term investments of $2.0 million. During the three months ended March 31, 2010, we used $8.5 million in investing activities due to investing in short-term investments of $6.5 million, capital expenditures of $1.3 million, and for a small acquisition of $0.7 million.
Financing activities
     During the three months ended March 31, 2011, we received $0.3 million from the stock sale for the employee stock purchase plan and $0.3 million from tax benefits related to stock-based compensation. During the three months ended March 31, 2010, we received $0.2 million in cash from the exercise of stock options and $0.4 million from tax benefits related to stock-based compensation.
Contractual obligations and commercial commitments
     As of March 31, 2011 we had no debt. The following table summarizes our contractual obligations as of March 31, 2011 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$22,118	$2,914	$5,688	$4,750	$8,766
Purchase Obligations	1,738	1,738	—	—	—

Total	$23,856	$4,652	$5,688	$4,750	$8,766

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
Real Property Leases
     Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 21,000 square feet in Mountain View, California under a lease that expires February 28, 2014. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. We lease approximately 7,700 square feet in Herndon, Virginia under a lease that expires May 31, 2011. We lease approximately 4,200 square feet in Austin, Texas under a lease that expires June 30, 2011. Internationally, we lease space in Stockholm, Sweden; Belgrade, Serbia; Oslo, Norway; and Vancouver, Canada. These leases are for one to six-year terms.
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
     We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
     We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to our customers or end users as completed products are shipped and titles passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. Returns from customers are limited to defective goods or goods shipped in error. Historically, customer returns have not exceeded the very nominal estimates and reserves. We also provide some technical support to our customers. Such costs have historically been insignificant.
     We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). As of January 1, 2011, we adopted ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminated the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For most of our multiple element agreements, VSOE for all contract elements is used and the timing of the individual element revenue streams is determined and recognized as delivered.
     For Productivity & Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end-users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.
Sales Incentives
     For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.1 million for the both of the three months ended March 31, 2011 and 2010.
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
Impairment or Disposal of Long Lived Assets
     Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2011.
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
     In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force, reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We determined that we did not have any impairment of goodwill at March 31, 2011 or December 31, 2010. Estimates of reporting unit fair value are based upon market capitalization and therefore are volatile being sensitive to market fluctuations. To the extent that our market capitalization decreases significantly or the carrying value changes, we could be required to write off some or all of our goodwill.
Income Taxes
     We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at March 31, 2011. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at March 31, 2011 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our financial instruments include cash and cash equivalents and short-term investments. At March 31, 2011, the carrying values of our financial instruments approximated fair values based on current market prices and rates.
Foreign Currency Risk
     While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended March 31, 2011 and 2010, our revenues denominated in foreign currencies were $0.2 million and $0.4 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time we may be party to litigation incidental to our business, none of which is expected to have a material adverse effect on us.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
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

SMITH MICRO SOFTWARE, INC.
May 5, 2011	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2011	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)