Form 10-Q
period 2011-06-30
SMITH MICRO SOFTWARE INC
filed 2011-08-03
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
          As of July 29, 2011 there were 35,725,602 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,097	$17,856
Short-term investments	44,884	54,694
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $755 (2011) and $855 (2010)	12,071	29,812
Income tax receivable	3,048	2,872
Inventories, net of reserves for excess and obsolete inventory of $511 (2011) and $558 (2010)	326	370
Prepaid expenses and other current assets	1,956	1,167
Deferred tax asset	1,998	2,565

Total current assets	81,380	109,336
Equipment and improvements, net	21,100	11,623
Goodwill	94,231	94,231
Intangible assets, net	15,400	19,459
Other assets	240	243
Deferred tax asset	11,180	—

Total assets	$223,531	$234,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,192	$4,592
Accrued liabilities	7,536	8,444
Deferred revenue	454	1,667

Total current liabilities	12,182	14,703
Non-current liabilities:
Long-term liabilities	2,727	197
Deferred tax liability	1,727	1,727

Total non-current liabilities	4,454	1,924
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 35,716,164 and 34,971,108 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36	35
Additional paid-in capital	205,932	201,702
Accumulated other comprehensive loss	(11)	(10)
Accumulated earnings	938	16,538

Total stockholders’ equity	206,895	218,265

Total liabilities and stockholders’ equity	$223,531	$234,892

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$16,105	$31,357	$33,896	$61,219
Cost of revenues	3,560	3,965	7,336	7,697

Gross profit	12,545	27,392	26,560	53,522
Operating expenses:
Selling and marketing	7,097	7,398	15,459	14,688
Research and development	11,316	10,095	22,996	20,223
General and administrative	7,178	6,217	14,163	12,023

Total operating expenses	25,591	23,710	52,618	46,934

Operating income (loss)	(13,046)	3,682	(26,058)	6,588
Interest and other income (expense)	42	(7)	85	33

Income (loss) before taxes	(13,004)	3,675	(25,973)	6,621
Income tax expense (benefit)	(5,157)	1,790	(10,373)	3,144

Net income (loss)	$(7,847)	$1,885	$(15,600)	$3,477

Net income (loss) per share:
Basic	$(0.22)	$0.06	$(0.44)	$0.10

Diluted	$(0.22)	$0.05	$(0.44)	$0.10

Weighted average shares outstanding:
Basic	35,775	34,264	35,520	33,999

Diluted	35,775	34,781	35,520	34,480

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	loss	income	Total

BALANCE, December 31, 2010	34,971	$35	$201,702	$(10)	$16,538	$218,265

Exercise of common stock options	7	—	12	—	—	12
Non cash compensation recognized on stock options and ESPP	—	—	934	—	—	934
Restricted stock grants, net of cancellations	717	1	3,041	—	—	3,042
Cancellation of shares for payment of withholding tax	(22)	—	(259)	—	—	(259)
Employee stock purchase plan (ESPP)	43	—	345	—	—	345
Excess tax benefits from stock-based compensation	—	—	157	—	—	157
Other comprehensive income (loss):
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,600)	(15,600)

Total comprehensive loss						(15,601)

BALANCE, June 30, 2011 (unaudited)	35,716	$36	$205,932	$(11)	$938	$206,895

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(15,600)	$3,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	5,812	5,867
Loss on disposal of fixed assets	102	—
Lease incentives	2,223	—
Provision for doubtful accounts and other adjustments to accounts receivable	308	705
Provision for excess and obsolete inventory	63	93
Excess tax benefits from stock-based compensation	(157)	(574)
Non-cash compensation related to stock options and restricted stock	3,976	4,668
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	17,433	(1,879)
Income tax receivable	(176)	—
Deferred taxes	(10,613)	3
Inventories	(19)	(87)
Prepaid expenses and other assets	(786)	146
Accounts payable and accrued liabilities	(2,316)	(418)

Net cash provided by operating activities	250	12,001

Investing activities:
Acquisitions, net of cash received	—	(532)
Capital expenditures	(11,332)	(3,305)
Sale (purchase) of short-term investments	9,809	(10,327)

Net cash used in investing activities	(1,523)	(14,164)

Financing activities:
Excess tax benefits from stock-based compensation	157	574
Cash received from stock sale for employee stock purchase plan	345	—
Cash received from exercise of stock options	12	260

Net cash provided by financing activities	514	834

Net decrease in cash and cash equivalents	(759)	(1,329)
Cash and cash equivalents, beginning of period	17,856	14,577

Cash and cash equivalents, end of period	$17,097	$13,248

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$262	$2,591

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
1. The Company
          Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual Voicemail, Visual Voicemail to Text, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts and calendar data and file transfers. We sell our products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses, as well as directly to consumers.
2. Basis of Presentation
          The accompanying interim consolidated balance sheet and statement of equity as of June 30, 2011, and the related statements of operations for the three and six months ended June 30, 2011 and 2010 and the related cash flows for the six months ended June 30, 2011 and 2010 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
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
          Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.
3. Net Income (Loss) Per Share
          The Company calculates earnings per share (“EPS”) as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(7,847)	$1,885	$(15,600)	$3,477

Denominator:
Weighted average shares outstanding — basic	35,775	34,264	35,520	33,999
Potential common shares — options (treasury stock method)	—	517	—	481

Weighted average shares outstanding — diluted	35,775	34,781	35,520	34,480

Shares excluded (anti-dilutive)	209	—	348	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,970	2,440	1,848	2,440

Net income (loss) per common share:
Basic	$(0.22)	$0.06	$(0.44)	$0.10

Diluted	$(0.22)	$0.05	$(0.44)	$0.10

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
          The 2005 Plan provides for the issuance of non-qualified or incentive stock options and restricted stock to employees, non-employee members of the board and consultants. The exercise price per share for options is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. In general, options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months. The maximum number of shares of the Company’s common stock that were available for issuance over the term of the original 2005 Plan could not exceed 5,000,000 shares, plus that number of additional shares equal to 2.5% of the number of shares of common stock outstanding on the last trading day of the calendar year commencing with calendar year 2006 (but not in excess of 750,000 shares). On October 11, 2007, our shareholders voted to approve an amendment to the 2005 Plan to increase the maximum number of shares of common stock that may be issued under the 2005 Plan from 5,000,000 shares (plus an annual increase) to 7,000,000 shares (plus an annual increase).
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

          Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Cost of revenues	$5	$25	$22	$53
Selling and marketing	511	631	1,095	1,263
Research and development	344	616	850	1,202
General and administrative	1,009	1,139	2,009	2,150

Total non-cash stock compensation expense	$1,869	$2,411	$3,976	$4,668

          Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.4 million and $0.5 million in the three months ended June 30, 2011 and 2010, respectively. The cash payment of income taxes related to grants of restricted stock totaled $1.3 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.
Valuation of ESPP
          The Company’s initial six-month offering period began on October 1, 2010 and ended on March 31, 2011. A total of 43,335 shares were purchased/granted in the offering period with a fair value of $3.98 per share. The next six-month offering period began on April 1, 2011 and will end on September 30, 2011. The fair value of $3.61 per share was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

	Offering Period Ended	Offering Period Ending
Assumptions	March 31, 2011	September 30, 2011
Risk-free interest rate (average)	0.18%	0.12%
Expected dividend yield	—	—
Weighted average expected life (years)	0.5	0.5
Volatility (average)	72.0%	72.0%
Stock Options
          There were stock options to purchase 25,000 shares granted during the three and six months ended June 30, 2011. The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2011 was $1.16. There were stock options to purchase 20,000 shares granted during the three and six months ended June 30, 2010. The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2010 was $2.97. The assumptions used to compute the stock-based compensation costs for the stock options granted during the three and six months ended June 30, 2011 and 2010, using the Black-Scholes option pricing model, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions	2011	2010	2011	2010
	(unaudited)		(unaudited)
Risk-free interest rate (average)	0.19%	0.32%	0.19%	0.32%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	1.0	1.0	1.0	1.0
Volatility (average)	73.0%	72.0%	73.0%	72.0%
Forfeiture rate	—	—	—	—

          A summary of the Company’s stock options outstanding under the 2005 Plan as of June 30, 2011, and the activity during the six months then ended, are as follows:

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2010	2,706	$11.69
Granted (unaudited)	25	$4.07
Exercised (unaudited)	(7)	$1.84
Cancelled (unaudited)	(105)	$16.31

Outstanding as of June 30, 2011 (unaudited)	2,619	$11.45	$—

Exercisable as of June 30, 2011 (unaudited)	2,602	$11.46	$—

          During the six months ended June 30, 2011, options to acquire 6,688 shares were exercised with an intrinsic value of $16,000, resulting in cash proceeds to the Company of $12,000. As of June 30, 2011, all compensation costs related to stock options granted under the Plan have been recognized. At June 30, 2011, there were 1.6 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.
          Additional information regarding options outstanding as of June 30, 2011 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	(in thousands)	life (years)	price	(in thousands)	price
$0.24 - $4.00	157	2.7	$1.62	157	$1.62
$4.01 - $6.00	492	4.4	$4.91	492	$4.91
$6.01 - $12.00	179	6.3	$8.81	169	$8.87
$12.01 - $14.00	894	5.6	$12.65	891	$12.65
$14.01 - $16.00	603	5.7	$15.18	602	$15.18
$16.01 - $19.00	294	5.9	$17.97	291	$17.99

	2,619	5.3	$11.45	2,602	$11.46

Restricted Stock Awards
          Grants of restricted stock are valued using the closing stock price on the date of grant. In the six months ended June 30, 2011, a total of 0.9 million shares of restricted stock, with a total value of $8.2 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months. In addition, 50,000 shares of restricted stock, with a total value of $0.4 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months.
          A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of June 30, 2011, and the activity during the six months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2010	1,604
Granted (unaudited)	935
Cancelled/forfeited (unaudited)	(218)
Vested (unaudited)	(453)

Unvested at June 30, 2011 (unaudited)	1,868

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
6. Cash and Cash Equivalents
          Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2011 and December 31, 2010, bank balances totaling approximately $14.7 million and $17.6 million, respectively, were uninsured.
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

	June 30, 2011			December 31, 2010
		Amortized	Net unrealized		Amortized	Net unrealized
	Fair value	cost basis	gain (loss)	Fair value	cost basis	gain (loss)
Corporate notes, bonds and paper	$41,767	$41,782	$(9)	$39,691	$39,704	$(8)
Government securities	3,117	3,120	(2)	15,003	15,007	(2)

Total	$44,884	$44,902	$(11)	$54,694	$54,711	$(10)

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
9. Inventories
          Inventories consist principally of cables, compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2011, our net inventory balance consisted of approximately $0.1 million of assembled products and $0.2 million of components.
10. Equipment and Improvements
          Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
11. Goodwill and Long-Lived Assets
Goodwill
          The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, which requires that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances:
•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;
•	loss of legal ownership or title to the assets;
•	significant changes in our strategic business objectives and utilization of the assets; or
•	the impact of significant negative industry or economic trends.
          If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss.
          The goodwill impairment test is a two-step process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount.
          The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit.
          At December 31, 2010, the Company estimated the fair value in Step 1 based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples. The Company’s discounted cash flows required management judgment with respect to forecasted revenues, launch of new products, operating expenses, working capital and the selection and use of an appropriate discount rate. The Company’s assessment resulted in a fair value that was marginally greater than the Company’s carrying values for the Productivity & Graphics operating unit and was significantly greater than the Company’s carrying values for the Wireless operating unit at December 31, 2010. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of December 31, 2010.
           During the period ended June 30, 2011, the Company concluded that a decline in its stock price and market capitalization was not representative of the fair value of the reporting unit as a whole. The goodwill impairment test should not be based on an “other-than-temporary” decline. The Company believes that it is “more likely than not” that the fair value of any of the entity’s reporting units has not declined below the reporting unit’s carrying amount because there has been temporary declines in (1) the stock price, (2) revenues due to a technology shift in our marketplace resulting in our core connection management products experiencing lower demand in certain markets and (3) earnings as we continue to invest heavily in R&D to bring new products to market. There are several new products that we expect to launch during the second half of 2011 that will address the technology shift in the marketplace. As such, the Company expects these new products, should they be successful, to result in improved revenues and profitability during the second half of 2011.
          If the Company’s revenues, profitability, and stock price do not improve in the third and/or fourth quarter of 2011, we will “more likely than not” have to perform Step 1 of the impairment test. The triggering events we continue to monitor are revenues, new product launches, profitability, and stock price.
          The carrying amount of the Company’s goodwill was $94.2 million as of June 30, 2011 and December 31, 2010.
Impairment of Long-Lived Assets
          The Company assesses potential impairment to its long-lived assets as required by FASB ASC Topic No. 360, Property, Plant, and Equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss through June 30, 2011 or at December 31, 2010.
12. Intangible Assets
          The following table sets forth our acquired intangible assets by major asset class as of June 30, 2011 and December 31, 2010 (in thousands except useful life data):

	Useful	June 30, 2011			December 31, 2010
	life		Accumulated	Net book		Accumulated	Net book
	(years)	Gross	amortization	value	Gross	amortization	value
Amortizing:
Purchased technology	1-3	$7,347	$(6,303)	$1,044	$7,347	$(5,344)	$2,003
In process R&D	2	990	(186)	804	990	(62)	928
Capitalized software	1-7	23,846	(16,897)	6,949	23,846	(15,336)	8,510
Customer lists	3-5	1,484	(1,417)	67	1,484	(1,328)	156
Database	10	182	(65)	117	182	(56)	126
Trademarks	5-10	926	(582)	344	926	(537)	389
Trade names	1-7	2,121	(1,407)	714	2,121	(1,208)	913
Non-compete	2	21	(17)	4	21	(13)	8
Customer relationships	4-7	11,130	(5,773)	5,357	11,130	(4,704)	6,426

Totals		$48,047	$(32,647)	$15,400	$48,047	$(28,588)	$19,459

          Aggregate amortization expense on intangible assets was $2.0 million and $4.0 million for the three and six months ended June 30, 2011. Expected future amortization expense is as follows: $3.8 million for the remainder of 2011, $5.7 million for 2012, $4.8 million for 2013, $1.0 million for 2014, and $0.1 million thereafter.

13. Comprehensive Income
          Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income (loss)	$(7,847)	$1,885	$(15,600)	$3,477
Change in unrealized gain (loss) on investments, net	(5)	7	(1)	(12)

Total comprehensive income (loss)	$(7,852)	$1,892	$(15,601)	$3,465

14. Segment and Geographical Information
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
          The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Wireless	$13,808	$28,329	$29,789	$55,291
Productivity & Graphics	2,232	2,907	3,974	5,681
Corporate/Other	65	121	133	247

Total revenues	$16,105	$31,357	$33,896	$61,219

          Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.8%, 18.4% and 11.4% of the Company’s total revenues for the three months ended June 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 38.8%, 16.0% and 10.6% of the Company’s total revenues for the three months ended June 30, 2010. Revenues to four customers and their respective affiliates in the Wireless business segment accounted for 23.1%, 19.2%, 12.1% and 11.3% of the Company’s total revenues for the six months ended June 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.7%, 16.3% and 14.4% of the Company’s total revenues for the six months ended June 30, 2010.
Geographical Information
          During the three and six months ended June 30, 2011 and 2010, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Americas	$14,475	$27,770	$30,932	$55,785
EMEA	967	3,118	1,827	4,601
Asia Pacific	663	469	1,137	833

Total Revenues	$16,105	$31,357	$33,896	$61,219

          The Company does not separately allocate specific assets to these geographic locations.
15. Recent Accounting Pronouncements
          In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing its implementation of this new guidance.
          In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.
          In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company has adopted ASU No. 2010-28 and its adoption has not had an impact on its consolidated results of operations and financial condition.
          In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the next paragraph. The Company has adopted ASU No. 2009-14 and its adoption has not had an impact on its consolidated results of operations and financial condition.
          In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company has adopted ASU No. 2009-13 this period and its adoption has not had an impact on its consolidated results of operations and financial condition.

16. Commitments and Contingencies
Leases
          The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2011 are as follows (in thousands):

Year Ending December 31,	Operating
2011-6 months	$1,448
2012	3,115
2013	2,866
2014	2,482
2015	2,383
2016	2,128
Beyond	7,239

Total	$21,661

          Rent expense under operating leases for the three months ended June 30, 2011 and 2010 was $0.8 million and $0.6 million, respectively. Rent expense under operating leases for the six months ended June 30, 2011 and 2010 was $1.4 million and $1.2 million, respectively.
          As a condition of our new lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in Deferred Rent and will be amortized over the remaining lease term.
Litigation
          On June 29, 2011, a complaint was filed in the US District Court for the Central District of California against us and certain of our current officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. We expect the court to appoint a lead plaintiff and order the lead plaintiff to file an amended complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the amended complaint.
          The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
17. Income Taxes
          We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets as of June 30, 2011 are more likely than not to be realized and that no valuation allowance is required at this time.

          We recorded an income tax benefit of $5.2 million and $10.4 million for the three and six months ended June 30, 2011, respectively. We recorded income tax expenses of $1.8 million and $3.1 million for the three and six months ended June 30, 2010, respectively. The effective tax rate for the six months ended June 30, 2011 was 39.9%, which was lower than the 47.5% for the six months ended June 30, 2010, primarily due to the ability to claim income tax benefits for state tax credits.
          In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. The Company adopted this FASB guidance effective January 1, 2007 and did not record any unrecognized tax benefits from uncertain tax positions at adoption. Based on our evaluation for the six months ended June 30, 2011, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008, and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.
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
          On July 19, 2011, we announced that our Chicago facility will be permanently closed as of September 30, 2011. In June 2011, we recognized $77,000 of general and administrative expense for the write-off of leasehold improvements. Severance costs and future lease expense as of the anticipated cease-use date of September 30, 2011 will be recognized in the third quarter 2011. These general and administrative expenses are estimated to be in the range of $0.7 — $0.8 million.
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
          This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•	the continued economic slowdown and uncertainty and its effects on capital expenditures by our customers and their end users;

•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	changes in demand for our products from our customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	the amount of our legal expenses and our financial exposure to any adverse judgments or settlements associated with the outstanding securities litigation, and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our business and stock price may decline which could cause an impairment of goodwill or other intangible assets resulting in a material adverse effect on our financial condition and results of operations; and

•	those additional factors which are listed under the section “Risk Factors” in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
          Smith Micro Software, Inc. designs, develops and markets software products and services primarily for the mobile computing and communications industries. The Company is focused on developing connectivity, communications and content management solutions for a converging world of wireless and wired networks. The Company’s portfolio of wireless software products and services includes a wide range of software solutions including our QuickLink® family of products. We provide mobile voice and data connectivity across 3G, 4G and Wi-Fi networks. Our mobile communications portfolio includes solutions for Push-To-Talk, Visual

Voicemail, Visual Voicemail to Text, mobile device management and video. We also offer user-friendly solutions for the management of mobile content, contacts, and calendar data and file transfers.
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
          Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.8%, 18.4% and 11.4% of the Company’s total revenues for the three months ended June 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 38.8%, 16.0% and 10.6% of the Company’s total revenues for the three months ended June 30, 2010. Revenues to four customers and their respective affiliates in the Wireless business segment accounted for 23.1%, 19.2%, 12.1% and 11.3% of the Company’s total revenues for the six months ended June 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.7%, 16.3% and 14.4% of the Company’s total revenues for the six months ended June 30, 2010.
Results of Operations
          The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and six months ended June 30, 2011 and 2010. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22.1	12.6	21.6	12.6

Gross profit	77.9	87.4	78.4	87.4
Operating expenses:
Selling and marketing	44.1	23.6	45.6	24.0
Research and development	70.2	32.2	67.9	33.0
General and administrative	44.6	19.9	41.8	19.6

Total operating expenses	158.9	75.7	155.3	76.6

Operating income (loss)	(81.0)	11.7	(76.9)	10.8
Interest and other income (expense)	0.3	0.0	0.3	0.0

Income (loss) before taxes	(80.7)	11.7	(76.6)	10.8
Income tax expense (benefit)	(32.0)	5.7	(30.6)	5.1

Net income (loss)	(48.7)%	6.0%	(46.0)%	5.7%

Revenues and Expense Components
          The following is a description of the primary components of our revenues and expenses:
          Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:
•	Wireless, which includes our connectivity and security management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, Visual Voicemail to Text, contact and calendar syncing, video content delivery and optimization solutions and managed file transfers; and

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

          The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Wireless	$13,808	$28,329	$29,789	$55,291
Productivity & Graphics	2,232	2,907	3,974	5,681
Corporate/Other	65	121	133	247

Total revenues	16,105	31,357	33,896	61,219
Cost of revenues	3,560	3,965	7,336	7,697

Gross profit	$12,545	$27,392	$26,560	$53,522

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
          Income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on our evaluation, we believe all of the deferred tax assets at June 30, 2011 are likely to be realized.
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
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
          Revenues. Revenues were $16.1 million and $31.4 million for the three months ended June 30, 2011 and 2010, respectively, representing a decrease of $15.3 million, or 48.6%. Wireless revenues decreased $14.5 million, or 51.3%, primarily due to continued lower sales of our connection manager products at a key customer of $9.2 million, a large device solutions sale in the second quarter of 2010 and not repeated in 2011 of $2.0 million, and overall other decreases of $3.3 million. Productivity & Graphics revenues decreased

$0.7 million, or 23.2% due to low consumer spending and re-focusing our marketing efforts on higher margin business. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.
          Due to the introduction and market acceptance of mobile hotspot devices and smart phones capable of functioning as a WWAN hotspot, our core connection management products are experiencing lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and have not yet been adopted and thus there is a material uncertainty regarding our future wireless revenues.
          Cost of revenues. Cost of revenues was $3.6 million and $4.0 million for the three months ended June 30, 2011 and 2010, representing a decrease of $0.4 million, or 10.2%. Direct product costs decreased $0.1 million primarily due to our low sales volume and reduced spending. Amortization of intangibles decreased from $1.5 million to $1.2 million, or $0.3 million.
          Gross profit. Gross profit was $12.5 million, or 77.9% of revenues for the three months ended June 30, 2011, a decrease of $14.9 million, or 54.2%, from $27.4 million, or 87.4% of revenues for the three months ended June 30, 2010. The 9.5 percentage point decrease was primarily due to lower product margins of 6.5 points as a result of the lower revenues not absorbing our datacenter-related fixed costs associated with our backup and messaging products. Amortization of intangibles as a percentage of revenues decreased 3.0 points primarily due to the lower revenues.
          Selling and marketing. Selling and marketing expenses were $7.1 million and $7.4 million for the three months ended June 30, 2011 and 2010, respectively, representing a decrease of $0.3 million, or 4.1%. This decrease was primarily due to the timing of our annual sales meeting which was held in the second quarter of 2010 of $0.2 million partially offset by higher costs of $0.1 million. Amortization of intangibles decreased from $0.8 million to $0.7 million, or $0.1 million. Stock-based compensation expense decreased from $0.8 million to $0.7 million, or $0.1 million.
          Research and development. Research and development expenses were $11.3 million and $10.1 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of $1.2 million, or 12.1%. This increase was primarily due to additional headcount of $1.1 million to support our new product initiatives and higher travel and supplies related to these new projects of $0.3 million. Amortization of intangibles increased from zero to $0.1 million. Stock-based compensation expense decreased from $0.7 million to $0.4 million, or $0.3 million.
          General and administrative. General and administrative expenses were $7.2 million and $6.2 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of $1.0 million, or 15.5%. This increase was primarily due to increased space and occupancy costs associated with facility expansions of $0.6 million, accrued legal fees of $0.5 million and other cost increases of $0.1 million, partially offset by stock-based compensation expense which decreased from $1.4 million to $1.2 million, or $0.2 million.
          Income tax provision. We recorded an income tax benefit of $5.2 million for the three months ended June 30, 2011. We recorded income tax expense of $1.8 million for the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 was 39.7%, which was lower than the 48.7% for the three months ended June 30, 2010, primarily due to the ability to claim income tax benefits for state tax credits.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
          Revenues. Revenues were $33.9 million and $61.2 million for the six months ended June 30, 2011 and 2010, respectively, representing a decrease of $27.3 million, or 44.6%. Wireless revenues decreased $25.5 million, or 46.1%, primarily due to continued lower sales of our connection manager products at a key customer of $14.1 million, a large device solutions sale in the second quarter of 2010 and not repeated in 2011 of $2.0 million, and overall other decreases of $9.4 million. Productivity & Graphics revenues decreased $1.7 million, or 30.0% due to low consumer spending and re-focusing our marketing efforts on higher margin business. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.
          Due to the introduction and market acceptance of mobile hotspot devices and smart phones capable of functioning as a WWAN hotspot, our core connection management products are experiencing lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and have not yet been adopted and thus there is a material uncertainty regarding our future wireless revenues.
          Cost of revenues. Cost of revenues was $7.3 million and $7.7 million for the six months ended June 30, 2011 and 2010, representing a decrease of $0.4 million, or 4.7%. Direct product costs increased $0.1 million primarily due to costs associated with the start-up of our new backup and messaging services. Amortization of intangibles decreased from $3.0 million to $2.5 million, or $0.5 million.

          Gross profit. Gross profit was $26.6 million, or 78.4% of revenues for the six months ended June 30, 2011, a decrease of $26.9 million, or 50.4%, from $53.5 million, or 87.4% of revenues for the six months ended June 30, 2010. The 9.0 percentage point decrease was primarily due to lower product margins of 6.6 points as a result of the lower revenues not absorbing our datacenter-related fixed costs associated with our backup and messaging products. Amortization of intangibles as a percentage of revenues decreased 2.4 points primarily due to the lower revenues.
          Selling and marketing. Selling and marketing expenses were $15.5 million and $14.7 million for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $0.8 million, or 5.2%. This increase was primarily due to higher personnel costs of $0.5 million, higher promotion expense for our new products of $0.3 million and higher travel of $0.2 million. Amortization of intangibles decreased from $1.5 million to $1.4 million, or $0.1 million. Stock-based compensation expense decreased from $1.6 million to $1.5 million, or $0.1 million.
          Research and development. Research and development expenses were $23.0 million and $20.2 million for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $2.8 million, or 13.7%. This increase was primarily due to additional headcount of $2.4 million to support our new product initiatives and higher travel and supplies related to these new projects of $0.6 million. Amortization of intangibles increased from zero to $0.1 million. Stock-based compensation expense decreased from $1.3 million to $1.0 million, or $0.3 million.
          General and administrative. General and administrative expenses were $14.2 million and $12.0 million for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $2.2 million, or 17.8%. This increase was primarily due to increased space and occupancy costs associated with facility expansions of $1.2 million, accrued legal expenses of $0.5 million, personnel costs of $0.2 million and other cost increases of $0.3 million. Stock-based compensation expense was $2.8 million for both six month periods ended June 30, 2011 and 2010.
          Income tax provision. We recorded an income tax benefit of $10.4 million for the six months ended June 30, 2011. We recorded income tax expense of $3.1 million for the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 was 39.9%, which was lower than the 47.5% for the six months ended June 30, 2010, primarily due to the ability to claim income tax benefits for state tax credits.
Liquidity and Capital Resources
          At June 30, 2011, we had $62.0 million in cash and cash equivalents and short-term investments and $69.2 million of working capital. Capital expenditures increased $8.0 million for the six months ended June 30, 2011 versus the six months ended June 30, 2010 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility and datacenter. We anticipate some additional datacenter capital expenditures throughout the year to increase the capacity for our product offerings. We believe that our existing cash and cash equivalents and short-term investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.
Operating activities
          Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2011. The primary sources of operating cash were accounts receivable of $17.4 million, non-cash expenses including depreciation and amortization of $5.8 million, stock-based compensation of $4.0 million, lease incentives of $2.2 million and other account adjustments of $0.3 million. These were partially offset by our net loss of $15.6 million, the increase of deferred tax assets of $10.6 million and other net assets increasing by $3.3 million.
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
Investing activities
          During the six months ended June 30, 2011, we used $1.5 million in investing activities due to investing in capital expenditures of $11.3 million as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility and datacenter partially offset by short-term investments of $9.8 million.

          During the six months ended June 30, 2010, we used $14.2 million in investing activities due to investing in short-term investments of $10.3 million, capital expenditures for leasehold improvements and computer hardware and software of $3.3 million, and acquisitions of $0.6 million.
Financing activities
          During the six months ended June 30, 2011, we received $0.3 million from the stock sale for the employee stock purchase plan and $0.2 million from tax benefits related to stock-based compensation.
          During the six months ended June 30, 2010, we received $0.2 million from the exercise of stock options and $0.6 million from tax benefits related to stock-based compensation.
Contractual obligations and commercial commitments
          As of June 30, 2011 we had no debt. The following table summarizes our contractual obligations as of June 30, 2011 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$21,661	$3,077	$5,646	$4,747	$8,191
Purchase Obligations	2,144	2,144	—	—	—

Total	$23,805	$5,221	$5,646	$4,747	$8,191

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
          We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition
          We currently report our net revenues under two operating groups: Wireless and Productivity & Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to our customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. For Wireless sales, returns from customers are limited to defective goods or goods shipped in error. Historically, customer returns have not exceeded the very nominal estimates and reserves. We also provide some technical support to our customers. Such costs have historically been insignificant.
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
Sales Incentives
          For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.
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
Impairment or Disposal of Long Lived Assets
          The Company assesses potential impairment to its long-lived assets as required by FASB ASC Topic No. 360, Property, Plant, and Equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss through June 30, 2011 or at December 31, 2010.
Valuation of Goodwill and Intangible Assets
          The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, which requires that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances:
•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	significant changes in our strategic business objectives and utilization of the assets; or

•	the impact of significant negative industry or economic trends.
          If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss.
          The goodwill impairment test is a two-step process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount.
          The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit.
          At December 31, 2010, the Company estimated the fair value in Step 1 based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples. The Company’s discounted cash flows required management judgment with respect to forecasted revenues, launch of new products, operating expenses, working capital and the selection and use of an appropriate discount rate. The Company’s assessment resulted in a fair value that was marginally greater than the Company’s carrying values for the Productivity & Graphics operating unit and was significantly greater than the Company’s carrying values for the Wireless operating unit at December 31, 2010. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of December 31, 2010.
           During the period ended June 30, 2011, the Company concluded that a decline in its stock price and market capitalization was not representative of the fair value of the reporting unit as a whole. The goodwill impairment test should not be based on an “other-than-temporary” decline. The Company believes that it is “more likely than not” that the fair value of any of the entity’s reporting units has not declined below the reporting unit’s carrying amount because there has been temporary declines in (1) the stock price, (2) revenues due to a technology shift in our marketplace resulting in our core connection management products experiencing lower demand in certain markets and (3) earnings as we continue to invest heavily in R&D to bring new products to market. There are several new products that we expect to launch during the second half of 2011 that will address the technology shift in the marketplace. As such, the Company expects these new products, should they be successful, to result in improved revenues and profitability during the second half of 2011.
          If the Company’s revenues, profitability, and stock price do not improve in the third and/or fourth quarter of 2011, we will “more likely than not” have to perform Step 1 of the impairment test. The triggering events we continue to monitor are revenues, new product launches, profitability, and stock price.
          The carrying amount of the Company’s goodwill was $94.2 million as of June 30, 2011 and December 31, 2010.
Income Taxes
          We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were not reduced by a tax valuation allowance at June 30, 2011. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at June 30, 2011 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
          Our financial instruments include cash and cash equivalents and short-term investments. At June 30, 2011, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk
          While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended June 30, 2011 and 2010, our revenues denominated in foreign currencies were $0.6 million and $0.4 million, respectively. For the six months ended June 30, 2011 and 2010, our revenues denominated in foreign currencies were $0.8 million and $0.8 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
          There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          On June 29, 2011, a complaint was filed in the US District Court for the Central District of California against us and certain of our current officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. We expect the court to appoint a lead plaintiff and order the lead plaintiff to file an amended complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the amended complaint.
          The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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
          We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products are critical to our future success. Our ability to generate revenues from sales of our software is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.
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
          We believe that the cash and cash equivalents and short-term investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our activities in the future. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.
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
We have been named as a party to a purported class action lawsuit and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.
          As described in detail in Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, on June 29, 2011, a complaint was filed in the US District Court for the Central District of California against us and certain of our current officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. We expect the court to appoint a lead plaintiff and order the lead plaintiff to file an amended complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the amended complaint. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

We may have an impairment of goodwill or other intangible assets if our business does not improve and our stock price declines which could cause a material adverse effect on our financial condition and results of operations.
          Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margins, operating expenses, or the factors used in the valuation of fair value such as earnings and revenue multiples, discount rate, residual growth factors and change of control premiums vary marginally from its forecasts, the Company may be required to perform a step two analysis that could expose the Company to material impairment charges in the future.
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

SMITH MICRO SOFTWARE, INC.

August 3, 2011	By	/s/ William W. Smith, Jr.

William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2011	By	/s/ Andrew C. Schmidt

Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)