Form 10-Q
period 2011-09-30
SMITH MICRO SOFTWARE INC
filed 2011-11-03
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 28, 2011 there were 35,763,066 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2011	December 31, 2010
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$20,079	$17,856
Short-term investments	33,991	54,694
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $573 (2011) and $855 (2010)	9,036	29,812
Income tax receivable	8,050	2,872
Inventories, net of reserves for excess and obsolete inventory of $380 (2011) and $558 (2010)	321	370
Prepaid expenses and other current assets	1,664	1,167
Deferred tax asset	97	2,565

Total current assets	73,238	109,336
Equipment and improvements, net	16,323	11,623
Goodwill	—	94,231
Intangible assets, net	—	19,459
Other assets	221	243

Total assets	$89,782	$234,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,669	$4,592
Accrued liabilities	7,527	8,444
Deferred revenue	423	1,667

Total current liabilities	12,619	14,703
Non-current liabilities:
Long-term liabilities	3,641	197
Deferred tax liability	100	1,727

Total non-current liabilities	3,741	1,924
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 35,763,252 and 34,971,108 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36	35
Additional paid-in capital	206,969	201,702
Accumulated other comprehensive loss	(40)	(10)
Accumulated earnings (deficit)	(133,543)	16,538

Total stockholders’ equity	73,422	218,265

Total liabilities and stockholders’ equity	$89,782	$234,892

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$12,632	$34,008	$46,528	$95,227
Cost of revenues	3,699	3,771	11,035	11,468

Gross profit	8,933	30,237	35,493	83,759
Operating expenses:
Selling and marketing	6,456	7,344	21,915	22,032
Research and development	10,696	10,972	33,692	31,195
General and administrative	5,876	6,059	20,039	18,082
Restructuring expenses	984	—	984	—
Goodwill and long-lived asset impairment	112,904	—	112,904	—

Total operating expenses	136,916	24,375	189,534	71,309

Operating income (loss)	(127,983)	5,862	(154,041)	12,450
Interest and other income	13	82	98	115

Income (loss) before taxes	(127,970)	5,944	(153,943)	12,565
Income tax expense (benefit)	6,511	2,850	(3,862)	5,994

Net income (loss)	$(134,481)	$3,094	$(150,081)	$6,571

Net income (loss) per share:
Basic	$(3.76)	$0.09	$(4.22)	$0.19

Diluted	$(3.76)	$0.09	$(4.22)	$0.19

Weighted average shares outstanding:
Basic	35,728	34,274	35,590	34,091

Diluted	35,728	34,736	35,590	34,560

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated earnings (deficit)	Total
	Shares	Amount
BALANCE, December 31, 2010	34,971	$35	$201,702	$(10)	$16,538	$218,265

Exercise of common stock options	6	—	12	—	—	12
Non cash compensation recognized on stock options and ESPP	—	—	956	—	—	956
Restricted stock grants, net of cancellations	719	1	4,174	—	—	4,175
Cancellation of shares for payment of withholding tax	(29)	—	(288)	—	—	(288)
Employee stock purchase plan (ESPP)	96	—	413	—	—	413
Other comprehensive income (loss):
Unrealized loss on short-term investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(150,081)	(150,081)

Total comprehensive loss						(150,111)

BALANCE, September 30, 2011 (unaudited)	35,763	$36	$206,969	$(40)	$(133,543)	$73,422

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(150,081)	$6,571
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	9,078	8,911
Goodwill and long-lived asset impairment	112,904	—
Loss on disposal of fixed assets	108	—
Lease incentives	2,223	—
Provision for doubtful accounts and other adjustments to accounts receivable	372	908
Provision for excess and obsolete inventory	121	167
Excess tax benefits from stock-based compensation	—	(648)
Non-cash compensation related to stock options and restricted stock	5,131	7,012
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	20,404	(9,038)
Income tax receivable	(5,178)	—
Deferred taxes	841	4
Inventories	(72)	(143)
Prepaid expenses and other assets	(475)	373
Accounts payable and accrued liabilities	(1,150)	1,301

Net cash provided by (used in) operating activities	(5,774)	15,418

Investing activities:
Acquisitions, net of cash received	—	(532)
Capital expenditures	(13,100)	(4,210)
Sale (purchase) of short-term investments	20,673	(13,948)

Net cash provided by (used in) investing activities	7,573	(18,690)

Financing activities:
Excess tax benefits from stock-based compensation	—	648
Cash received from stock sale for employee stock purchase plan	412	—
Cash received from exercise of stock options	12	349

Net cash provided by financing activities	424	997

Net increase (decrease) in cash and cash equivalents	2,223	(2,275)
Cash and cash equivalents, beginning of period	17,856	14,577

Cash and cash equivalents, end of period	$20,079	$12,302

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$519	$3,389

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1.	The Company

Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software solutions primarily for the wireless industry. Our portfolio of products and services spans connectivity management and communications solutions that simplify, secure and enhance the mobile experience. The Company’s connectivity clients are installed on millions of devices across 3G, 4G and Wi-Fi networks. Our QuickLink® product family has been expanded to include the Experience Manager and Mobile Network Director solutions for optimizing network resources and increasing average-revenue-per-user (“ARPU”) for wireless operators. Our mobile communications solutions, which include Push-To-Talk, Visual Voicemail, Voice-to-Text, and Vidio™, are used by leading wireless operators around the world. Our device management products are sold to original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses to reduce the cost of ownership and enable secure connectivity for mobile devices. The company also sells Productivity and Graphics solutions directly to consumers and through reseller channels.

2.	Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2011, and the related statements of operations for the three and nine months ended September 30, 2011 and 2010 and the related cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(134,481)	$3,094	$(150,081)	$6,571

Denominator:
Weighted average shares outstanding - basic	35,728	34,274	35,590	34,091
Potential common shares - options (treasury stock method)	—	462	—	469

Weighted average shares outstanding - diluted	35,728	34,736	35,590	34,560

Shares excluded (anti-dilutive)	56	—	231	—

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,237	2,410	1,738	2,410

Net income (loss) per common share:
Basic	$(3.76)	$0.09	$(4.22)	$0.19

Diluted	$(3.76)	$0.09	$(4.22)	$0.19

4.	Stock-Based Compensation

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Cost of revenues	$5	$23	$27	$76
Selling and marketing	336	627	1,431	1,890
Research and development	153	615	1,003	1,817
General and administrative	661	1,079	2,670	3,229

Total non-cash stock compensation expense	$1,155	$2,344	$5,131	$7,012

Total stock-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.1 million and $0.4 million in the three months ended September 30, 2011 and 2010, respectively. The cash payment of income taxes related to grants of restricted stock totaled $1.4 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Valuation of ESPP

The Company’s first offering period began October 1, 2010 and ended March 31, 2011 and a total of 43,335 shares were purchased on March 31, 2011 with a fair value of $3.98 per share. The Company’s latest six-month offering period began on April 1, 2011 and ended on September 30, 2011 and a total of 52,425 shares were purchased in the offering period with a fair value of $3.61 per share. The fair values are estimated at the beginning of each offering period using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Assumptions	Offering Period Ended March 31, 2011	Offering Period Ended September 30, 2011
Risk-free interest rate (average)	0.18%	0.12%
Expected dividend yield	—	—
Weighted average expected life (years)	0.5	0.5
Volatility (average)	72.0%	72.0%

Stock Options

There were no stock options granted during the three months ended September 30, 2011 and 2010. There were stock options to purchase 25,000 shares granted during the nine months ended September 30, 2011 with a weighted average grant-date fair value of $1.16. There were stock options to purchase 20,000 shares granted during the nine months ended September 30, 2010 with a weighted average grant-date fair value of $2.97. The assumptions used to compute the stock-based compensation costs for the stock options granted during the nine months ended September 30, 2011 and 2010, using the Black-Scholes option pricing model, were as follows:

	Nine Months Ended September 30,
Assumptions	2011	2010
	(unaudited)
Risk-free interest rate (average)	0.19%	0.32%
Expected dividend yield	—	—
Weighted average expected life (years)	1.0	1.0
Volatility (average)	73.0%	72.0%
Forfeiture rate	—	—

A summary of the Company’s stock options outstanding under the 2005 Plan as of September 30, 2011, and the activity during the nine months then ended, are as follows:

	Shares	Weighted Ave. Exercise Price	Aggregate Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2010	2,706	$11.69
Granted (unaudited)	25	$4.07
Exercised (unaudited)	(7)	$1.84
Cancelled (unaudited)	(331)	$14.07

Outstanding as of September 30, 2011 (unaudited)	2,393	$11.31	$—

Exercisable as of September 30, 2011 (unaudited)	2,388	$11.31	$—

During the nine months ended September 30, 2011, options to acquire 6,688 shares were exercised with an intrinsic value of zero, resulting in cash proceeds to the Company of $12,000. As of September 30, 2011, all compensation costs related to stock options granted under the Plan have been recognized. At September 30, 2011, there were 1.8 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

Additional information regarding options outstanding as of September 30, 2011 is as follows:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable (in thousands)	Weighted average exercise price
$0.24 - $4.00	157	2.5	$1.62	157	$1.62
$4.01 - $6.00	470	4.0	$4.93	470	$4.93
$6.01 - $12.00	179	6.0	$8.81	174	$8.85
$12.01 - $14.00	785	5.4	$12.65	785	$12.65
$14.01 - $16.00	515	5.5	$15.17	515	$15.17
$16.01 - $19.00	287	5.6	$17.95	287	$17.95

	2,393	5.0	$11.31	2,388	$11.31

Restricted Stock Awards

Grants of restricted stock are valued using the closing stock price on the date of grant. In the nine months ended September 30, 2011, a total of 0.9 million shares of restricted stock, with a total value of $8.4 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months. In addition, 70,000 shares of restricted stock, with a total value of $0.4 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months.

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of September 30, 2011, and the activity during the nine months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2010	1,604
Granted (unaudited)	985
Cancelled/forfeited (unaudited)	(266)
Vested (unaudited)	(638)

Unvested at September 30, 2011 (unaudited)	1,685

5.	Fair Value of Financial Instruments

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

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2011 and December 31, 2010, bank balances totaling approximately $15.9 million and $17.6 million, respectively, were uninsured.

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

	September 30, 2011			December 31, 2010
	Fair value	Amortized cost basis	Net unrealized gain (loss)	Fair value	Amortized cost basis	Net unrealized gain (loss)
Corporate notes, bonds and paper	$27,677	$27,737	$(36)	$39,691	$39,704	$(8)
Government securities	6,314	6,320	(4)	15,003	15,007	(2)

Total	$33,991	$34,057	$(40)	$54,694	$54,711	$(10)

8.	Accounts Receivable

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

Inventories consist primarily of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2011, our net inventory balance consisted of approximately $0.2 million of assembled products and $0.1 million of components.

10.	Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

The Company recorded an impairment charge against certain improvements in the amount of $5.3 million for the three month period ended September 30, 2011. Please see Note 11, “Impairment of Long-Lived Assets,” below.

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

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual equity securities. An acquiring entity often is willing to pay more for equity securities that gives it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit.

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

At June 30, 2011, the Company concluded that a decline in its stock price and market capitalization was not representative of the fair value of the reporting unit as a whole. The goodwill impairment test should be based on an “other-than-temporary” decline. The Company believed that it was “more likely than not” that the fair value of the Company’s two reporting units had not declined below the reporting unit’s carrying amount because there had been temporary declines in (1) the stock price, (2) revenues due to a technology shift in our marketplace resulting in our core connection management products experiencing lower demand in certain markets and (3) earnings as we continued to invest heavily in R&D to bring new products to market. There are several new products that we expected to launch during the second half of 2011 that would address the technology shift in the marketplace. As such, the Company expected these new products, should they be successful, to result in improved revenues and profitability during the second half of 2011.

At June 30, 2011, the Company stated that if its revenues, profitability, and stock price did not improve in the third and/or fourth quarter of 2011, we would “more likely than not” have to perform Step 1 of the impairment test. The triggering events we monitored were revenues, new product launches, profitability, and stock price.

During the period ended September 30, 2011, the Company concluded that a decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole. The triggering events that led us to this conclusion were:

•	Revenues - declined for the third consecutive quarter.

•	New product launches – although we are in trials for several of our new products, as of September 30, 2011 we have not realized any revenues from these new products.

•	Profitability – declined for the third consecutive quarter.

•	Stock price – has remained at depressed prices.

As such, the Company performed Step 1 of the impairment test. For both reporting units, fair value was determined by an average of a market approach and a discounted cash flow method. For the Wireless unit, the concluded fair value as of September 30, 2011 was approximately $78.7 million and the carrying value was $172.6 million which failed Step 1 and triggered Step 2. For the Productivity & Graphics unit, the concluded fair value as of September 30, 2011 was approximately $5.7 million and the carrying value was $16.8 million which failed Step 1 and triggered Step 2. For Step 2, the implied fair value of goodwill was measured (as the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities, including any unrecognized intangible assets), and compared to the carrying value of goodwill. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures. The excess (if any) of the carrying value of goodwill was compared to the implied fair value of goodwill and resulted in an impairment loss of $94.2 million in the fiscal quarter ended September 30, 2011.

The following table sets forth the change in the carrying amount of goodwill balances as of September 30, 2011 and December 31, 2010 (in thousands):

	Wireless	Productivity & Graphics	Total
Balance as of December 31, 2010	$84,616	$9,615	$94,231
Accumulated impairment losses	—	—	—

Balance as of June 30, 2011	84,616	9,615	94,231

Impairment losses	(84,616)	(9,615)	(94,231)

Balance as of September 30, 2011	$—	$—	$—

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

As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. As a result of this analysis, the Company recognized a long-lived asset impairment charge of $18.7 million in the fiscal quarter ended September 30, 2011 which was allocated pro-rata to the intangible assets of $13.4 million and $5.3 million to equipment and improvements, primarily related to our leasehold improvements. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

The following table sets forth the change in the carrying amount of intangible asset balances as of September 30, 2011 and December 31, 2010 (in thousands):

	Wireless	Productivity & Graphics	Total
Balance as of December 31, 2010	$17,136	$2,323	$19,459
Accumulated amortization	(3,539)	(520)	(4,059)
Accumulated impairment losses	—	—	—

Balance as of June 30, 2011	13,597	1,803	15,400

Amortization	(1,767)	(258)	(2,025)
Impairment losses	(11,830)	(1,545)	(13,375)

Balance as of September 30, 2011	$—	$—	$—

12.	Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of September 30, 2011 and December 31, 2010 (in thousands except useful life data):

	Useful life (years)	September 30, 2011					December 31, 2010
		Gross	Accumulated amortization	Net book value before	Impairment Charge	Net book value	Gross	Accumulated amortization	Net book value
Amortizing:
Purchased technology	1-3	$7,347	$(6,783)	$564	$(564)	$—	$7,347	$(5,344)	$2,003
In process R&D	2	990	(248)	742	(742)	—	990	(62)	928
Capitalized software	1-7	23,846	(17,673)	6,173	(6,173)	—	23,846	(15,336)	8,510
Customer lists	3-5	1,484	(1,461)	23	(23)	—	1,484	(1,328)	156
Database	10	182	(70)	112	(112)	—	182	(56)	126
Trademarks	5-10	926	(605)	321	(321)	—	926	(537)	389
Trade names	1-7	2,121	(1,506)	615	(615)	—	2,121	(1,208)	913
Non-compete	2	21	(18)	3	(3)	—	21	(13)	8
Customer relationships	4-7	11,130	(6,308)	4,822	(4,822)	—	11,130	(4,704)	6,426

Totals		$48,047	$(34,672)	$13,375	$(13,375)	$—	$48,047	$(28,588)	$19,459

Aggregate amortization expense on intangible assets prior to the impairment charge was $2.1 million and $6.1 million for the three and nine months ended September 30, 2011. There is no future amortization expense on these intangible assets due to the recorded impairment.

13.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on short-term investments of U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income (loss)	$(134,481)	$3,094	$(150,081)	$6,571
Change in unrealized gain (loss) on investments, net	(29)	2	(30)	(10)

Total comprehensive income (loss)	$(134,510)	$3,096	$(150,111)	$6,561

14.	Segment and Geographical Information

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Wireless	$10,211	$31,340	$40,000	$86,631
Productivity & Graphics	2,365	2,615	6,339	8,296
Corporate/Other	56	53	189	300

Total Revenues	$12,632	$34,008	$46,528	$95,227

Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 20.6% and 11.6% of the Company’s total revenues for the three months ended September 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 41.7%, 15.0% and 11.9% of the Company’s total revenues for the three months ended September 30, 2010. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 23.5%, 19.6% and 11.9% of the Company’s total revenues for the nine months ended September 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 36.5%, 14.7% and 14.6% of the Company’s total revenues for the nine months ended September 30, 2010.

The following table shows the goodwill and intangible assets by each business unit (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Goodwill	$—	$84,616
Intangibles-net	—	17,136

Total Wireless	—	101,752

Goodwill	—	9,615
Intangibles-net	—	2,323

Total Productivity & Graphics	—	11,938

Total	$—	$113,690

Geographical Information

During the three and nine months ended September 30, 2011 and 2010, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Americas	$11,153	$32,384	$42,085	$88,169
EMEA	663	1,226	2,490	5,827
Asia Pacific	816	398	1,953	1,231

Total Revenues	$12,632	$34,008	$46,528	$95,227

The Company does not separately allocate specific assets to these geographic locations.

15.	Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company has adopted ASU No. 2011-8 and its adoption did not have an impact on its consolidated results of operations and financial condition as the Company elected the option to bypass the qualitative assessment and proceed directly to performing step one of the goodwill impairment test for the period ended September 30, 2011. The Company recorded a goodwill impairment charge of $94.2 million for the period ending September 30, 2011.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing its implementation of this new guidance.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company has adopted ASU No. 2009-13 and its adoption has not had an impact on its consolidated results of operations and financial condition.

16.	Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2011 are as follows (in thousands):

Year Ending December 31,	Operating
2011-3 months	$619
2012	2,830
2013	2,860
2014	2,479
2015	2,383
2016	2,127
Beyond	7,240

Total	$20,538

Rent expense under operating leases for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.6 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2011 and 2010 was $2.2 million and $1.8 million, respectively.

As a condition of our new lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carries with it an obligation, or commitment, to employ at least 232 people within a three-year time period. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability until we are irrevocably entitled to retain the monies.

Litigation

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current and past officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. We expect the co-lead plaintiffs to file an amended complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the amended complaint.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the company (the “Federal Derivative Action”). Collectively, the State Derivative Actions and the Federal Derivative Action are referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law. In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the complaints in the Derivative Actions.

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

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company is in a three-year historical cumulative loss as of the end of the third quarter of 2011. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of September 30, 2011 (as described above), and after consideration of the Company’s three year cumulative loss position as of September 30, 2011, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $48.1 million during the quarter ended September 30, 2011.

We recorded an income tax provision of $6.5 million and income tax benefit $3.9 million for the three and nine months ended September 30, 2011, respectively. We recorded income tax expenses of $2.9 million and $6.0 million for the three and nine months ended September 30, 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 was 2.5%, which was lower than the 47.7% for the nine months ended September 30, 2010, primarily due to the valuation allowance and carryback of losses to offset taxable income in prior years.

In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in the financial statements. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. The Company adopted this FASB guidance effective January 1, 2007 and did not record any unrecognized tax benefits from uncertain tax positions at adoption. Based on our evaluation for the nine months ended September 30, 2011, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of general and administrative expense.

In March 2011, the Internal Revenue Service began its examination of the Company’s U.S. federal tax return for the year ended December 31, 2008. The exam is expected to be completed by the first fiscal quarter of 2012.

18.	Restructuring Expenses

On July 19, 2011, we announced that our Chicago facility would be permanently closed as of September 30, 2011. In addition, we had a small reduction of headcount in other areas of the Company. Subsequent to September 30, 2011, but before the filing of this Form 10-Q, we announced a material Restructuring Plan that was approved by our Board of Directors on October 18, 2011. Since the charges for the Restructuring Plan approved on October 18, 2011 are material, we chose to start reporting these types of expenses for the period ended September 30, 2011, although the actual expenses incurred prior to September 30, 2011 were immaterial.

The following is the activity in our restructuring liability account for the period ended September 30, 2011 (in thousands):

	June 30, 2011				September 30, 2011
	Balance	Provision	Usage	Reclass	Balance
One-time employee termination benefits	$—	$410	$(68)	$—	$342
Lease/rental terminations	—	383	—	—	383
Relocation, move, other expenses	—	191	(191)	9	9

Total	$—	$984	$(259)	$9	$734

The Restructuring Plan approved on October 18, 2011 involves a realignment of organizational structures, facility consolidations/closures and headcount reductions that will amount to approximately 20% of the Company’s worldwide workforce. The Restructuring Plan is expected to be implemented primarily during the fourth quarter of the Company’s 2011 fiscal year. Although estimates are subject to change as additional information becomes available, the Company currently expects that implementation of the Restructuring Plan will result in special charges totaling approximately $2.0-2.5 million which will be recorded during the fourth quarter of 2011. These charges will be primarily for severance costs for affected employees, which are estimated at approximately $1.5-2.0 million. Of the total charges, all but approximately $0.4 million will be cash expenditures. Of the cash expenditures, all but approximately $0.4 million are expected to be paid out in the fourth quarter.

19.	Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

On November 2, 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the company’s discretion.

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

•

our business and stock price may decline further which could cause an additional impairment of long-lived assets or restructuring charge resulting in a material adverse effect on our financial condition and results of operations;

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

•

the amount of our legal expenses and our financial exposure to any adverse judgments or settlements associated with the outstanding securities litigation, and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation; and

•

those additional factors which are listed under the section “Risk Factors” in this Report on Form 10-Q for the quarter ended September 30, 2011 and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview

Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) designs, develops and markets software solutions primarily for the wireless industry. Our portfolio of products and services spans connectivity management and communications solutions that simplify, secure and enhance the mobile experience. The Company’s connectivity clients are installed on millions of devices across 3G, 4G and Wi-Fi networks. Our QuickLink® product family has been expanded to include the Experience Manager and Mobile Network Director solutions for optimizing network resources and increasing average-revenue-per-user (“ARPU”) for wireless operators. Our mobile communications solutions, which include Push-To-Talk, Visual Voicemail, Voice-

to-Text, and Vidio™, are used by leading wireless operators around the world. Our device management products are sold to original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses to reduce the cost of ownership and enable secure connectivity for mobile devices.

Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Apple iPhone/iPad, Android, Windows Mobile, Symbian and Java platforms.

Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 20.6% and 11.6% of the Company’s total revenues for the three months ended September 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 41.7%, 15.0% and 11.9% of the Company’s total revenues for the three months ended September 30, 2010. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 23.5%, 19.6% and 11.9% of the Company’s total revenues for the nine months ended September 30, 2011. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 36.5%, 14.7% and 14.6% of the Company’s total revenues for the nine months ended September 30, 2010.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.3	11.1	23.7	12.0

Gross profit	70.7	88.9	76.3	88.0
Operating expenses:
Selling and marketing	51.1	21.6	47.1	23.1
Research and development	84.7	32.3	72.4	32.8
General and administrative	46.5	17.8	43.1	19.0
Restructuring expenses	7.8	—	2.1	—
Goodwill and long-lived asset impairment	893.8	—	242.7	—

Total operating expenses	1083.9	71.7	407.4	74.9

Operating income (loss)	(1013.2)	17.2	(331.1)	13.1
Interest and other income	0.1	0.3	0.2	0.1

Income (loss) before taxes	(1013.1)	17.5	(330.9)	13.2
Income tax expense (benefit)	51.5	8.4	(8.3)	6.3

Net income (loss)	(1064.6)%	9.1%	(322.6)%	6.9%

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

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Wireless	$10,211	$31,340	$40,000	$86,631
Productivity & Graphics	2,365	2,615	6,339	8,296
Corporate/Other	56	53	189	300

Total revenues	12,632	34,008	46,528	95,227

Cost of revenues	3,699	3,771	11,035	11,468

Gross profit	$8,933	$30,237	$35,493	$83,759

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

Restructuring expenses. Restructuring expenses consist primarily of one-time employee termination benefits, lease and other contract terminations and costs to consolidate facilities and relocate employees.

Goodwill and long-lived asset impairment. Goodwill and long-lived asset impairment charges are a result of determining that the recoverability of the carrying value of goodwill, intangible assets, and fixed assets will not be realized.

Interest and other income. Interest and other income are directly related to our average cash and short term investment balances during the period and vary among periods. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.

Income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. After consideration of the Company’s three year cumulative loss position as of September 30, 2011 and sources of taxable income, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $48.1 million during the quarter ended September 30, 2011.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues. Revenues were $12.6 million and $34.0 million for the three months ended September 30, 2011 and 2010, respectively, representing a decrease of $21.4 million, or 62.9%. Wireless revenues of $10.2 million decreased $21.1 million, or 67.4%, primarily due to continued lower sales of our base business connection manager products. Productivity & Graphics revenues of $2.4 million decreased $0.3 million, or 9.6% due to low consumer spending and moving toward a more internal distribution model.

Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our core connection management products are experiencing lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and have not yet been adopted and thus there is a material uncertainty regarding our future wireless revenues.

Cost of revenues. Cost of revenues was $3.7 million and $3.8 million for the three months ended September 30, 2011 and 2010, representing a decrease of $0.1 million, or 1.9%. Direct product costs increased $0.1 million primarily due to new third party royalties. Amortization of intangibles decreased from $1.5 million to $1.3 million, or $0.2 million. No future amortization of intangibles is anticipated as these assets have been fully impaired.

Gross profit. Gross profit was $8.9 million, or 70.7% of revenues for the three months ended September 30, 2011, a decrease of $21.3 million, or 70.5%, from $30.2 million, or 88.9% of revenues for the three months ended September 30, 2010. The 18.2 percentage point decrease was primarily due to lower product margins of 12.8 points as a result of the lower revenues not absorbing our datacenter-related fixed costs associated with our backup and messaging products and higher third party royalties. Amortization of intangibles as a percentage of revenues increased 5.4 points primarily due to the lower revenues.

Selling and marketing. Selling and marketing expenses were $6.4 million and $7.3 million for the three months ended September 30, 2011 and 2010, respectively, representing a decrease of $0.9 million, or 12.1%. This decrease was primarily due to lower headcount and people related costs of $0.3 million and lower advertising spending of $0.2 million. Stock-based compensation expense decreased from $0.8 million to $0.4 million, or $0.4 million. Amortization of intangibles remained flat at $0.7 million for the two fiscal quarters. No future amortization of intangibles is anticipated as these assets have been fully impaired.

Research and development. Research and development expenses were $10.7 million and $11.0 million for the three months ended September 30, 2011 and 2010, respectively, representing a decrease of $0.3 million, or 2.5%. Headcount and people related costs increased $0.2 million partially offset by lower travel and other expenses of $0.1 million. This increase was offset by lower stock-based compensation expense which decreased from $0.7 million to $0.2 million, or $0.5 million. Amortization of intangibles increased from zero to $0.1 million. No future amortization of intangibles is anticipated as these assets have been fully impaired.

General and administrative. General and administrative expenses were $5.9 million and $6.1 million for the three months ended September 30, 2011 and 2010, respectively, representing a decrease of $0.2 million, or 3.0%. Space and occupancy costs associated with facility expansions increased by $0.7 million and legal expenses increased by $0.2 million. These increases were offset by stock-based compensation expense which decreased from $1.3 million to $0.7 million, or $0.6 million. Other expenses decreased by $0.5 million due lower people-related and other expenses.

Restructuring expenses. Restructuring expenses of $1.0 million for the three months ended September 30, 2011 were related to the Chicago facility shutdown of $0.8 million and other one-time employee termination benefits of $0.2 million. There were no restructuring expenses in 2010. As a result of a Restructuring Plan approved on October 18, 2011, we anticipate additional restructuring expenses in the range of $2.0-2.5 million to be recorded during the fourth quarter of 2011.

Goodwill and long-lived asset impairment. Goodwill and long-lived asset impairment charges of $112.9 million for the three months ended September 30, 2011 were related to goodwill of $94.2 million, intangible assets of $13.4 million, and fixed assets of $5.3 million. There were no impairment charges in 2010.

Income tax provision. We recorded an income tax provision of $6.5 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate for the three months ended September 30, 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues. Revenues were $46.5 million and $95.2 million for the nine months ended September 30, 2011 and 2010, respectively, representing a decrease of $48.7 million, or 51.1%. Wireless revenues decreased $46.6 million, or 53.8%, primarily due to continued lower sales of our base business connection manager products to our carrier customers of $38.9 million and PC OEM customers of $5.5 million and a large device solutions sale in the second quarter of 2010 and not repeated in 2011 of $2.2 million. Productivity & Graphics revenues decreased $2.0 million, or 23.6% due to low consumer spending and moving toward a more internal distribution model. Corporate/Other sales decreased $0.1 million as we have de-emphasized this business.

Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our core connection management products are experiencing lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and have not yet been adopted and thus there is a material uncertainty regarding our future wireless revenues.

Cost of revenues. Cost of revenues was $11.0 million and $11.4 million for the nine months ended September 30, 2011 and 2010, representing a decrease of $0.4 million, or 3.8%. Direct product costs increased $0.4 million primarily due to costs associated with the start-up of our new backup and messaging services. Amortization of intangibles decreased from $4.5 million to $3.8 million, or $0.7 million. Stock-based compensation expense decreased from $0.1 million to nearly zero, or $0.1 million. No future amortization of intangibles is anticipated as these assets have been fully impaired.

Gross profit. Gross profit was $35.5 million, or 76.3% of revenues for the nine months ended September 30, 2011, a decrease of $48.3 million, or 57.6%, from $83.8 million, or 88.0% of revenues for the nine months ended September 30, 2010. The 11.7 percentage point decrease was primarily due to lower product margins of 8.4 points as a result of the lower revenues not absorbing our fixed costs and our datacenter and start-up costs associated with our backup and messaging products. Amortization of intangibles as a percentage of revenues decreased 3.3 points primarily due to the lower revenues.

Selling and marketing. Selling and marketing expenses were $21.9 million and $22.0 million for the nine months ended September 30, 2011 and 2010, respectively, representing a decrease of $0.1 million, or 0.5%. There were increases in personnel costs of $0.2 million, higher travel of $0.2 million and higher costs for outside services of $0.1 million. These cost increases were offset by lower stock-based compensation expense that decreased from $2.3 million to $1.8 million, or $0.5 million, and the amortization of intangibles that decreased from $2.2 million to $2.1 million, or $0.1 million. No future amortization of intangibles is anticipated as these assets have been fully impaired.

Research and development. Research and development expenses were $33.7 million and $31.2 million for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of $2.5 million, or 8.0%. This increase was primarily due to additional headcount of $2.6 million to support our new product initiatives and higher supplies related to these new projects of $0.5 million. Amortization of intangibles increased from zero to $0.2 million. Stock-based compensation expense decreased from $1.9 million to $1.1 million, or $0.8 million. No future amortization of intangibles is anticipated as these assets have been fully impaired.

General and administrative. General and administrative expenses were $20.0 million and $18.1 million for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of $1.9 million, or 10.8%. This increase was primarily due to increased space and occupancy costs and depreciation/amortization associated with facility expansions of $2.0 million and legal expenses of $0.7 million, partially offset by lower personnel costs of $0.2 million. Stock-based compensation expense decreased from $4.1 million to $3.5 million, or $0.6 million.

Restructuring expenses. Restructuring expenses of $1.0 million for the nine months ended September 30, 2011 were related to the Chicago facility shutdown of $0.8 million and other one-time employee termination benefits of $0.2 million. There were no restructuring expenses in 2010. As a result of a Restructuring Plan approved on October 18, 2011, we anticipate additional restructuring expenses in the range of $2.0-2.5 million to be recorded during the fourth quarter of 2011.

Goodwill and long-lived asset impairment. Goodwill and long-lived asset impairment charges of $112.9 million for the nine months ended September 30, 2011 were related to goodwill of $94.2 million, intangible assets of $13.4 million, and fixed assets of $5.3 million. There were no impairment charges in 2010.

Income tax provision. We recorded an income tax benefit of $3.9 million and a tax provision of $6.0 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

Liquidity and Capital Resources

At September 30, 2011, we had $54.1 million in cash and cash equivalents and short-term investments and $60.6 million of working capital. Capital expenditures increased $8.9 million for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility and datacenter. We anticipate a small amount of capital expenditures in the fourth quarter. We believe that our existing cash and cash equivalents and short-term investment balances will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.

Operating activities

Net cash used by operating activities was $5.8 million for the nine months ended September 30, 2011. The primary uses of operating cash were our net loss (excluding asset impairment) of $37.2 million, the increase of income tax receivables of $5.2 million and other net assets increasing by $0.8 million. These uses were partially offset with cash provided by accounts receivable of $20.4 million, non-cash expenses including depreciation and amortization of $9.1 million, stock-based compensation of $5.1 million, lease incentives of $2.2 million and other account adjustments of $0.6 million.

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

Investing activities

During the nine months ended September 30, 2011, we were provided cash of $7.6 million using our short-term investments of $20.7 million partially offset by investing in capital expenditures of $13.1 million to expand our Aliso Viejo datacenter and build out our new Pittsburgh facility and datacenter.

During the nine months ended September 30, 2010, we used $18.7 million in investing activities due to investing in short-term investments of $14.0 million, capital expenditures for leasehold improvements, business systems, and other computer equipment of $4.2 million, and acquisitions of $0.5 million.

Financing activities

We received $0.4 million in cash during the nine months ended September 30, 2011 from the stock sale for the employee stock purchase plan.

We received $1.0 million in cash during the nine months ended September 30, 2010 from the exercise of stock options of $0.3 million and for tax benefits from stock-based compensation of $0.7 million.

Contractual obligations and commercial commitments

As of September 30, 2011 we had no debt. The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$20,538	$2,742	$5,455	$4,625	$7,716
Purchase Obligations	658	658	—	—	—

Total	$21,196	$3,400	$5,455	$4,625	$7,716

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.5 million for both nine months ended September 30, 2011 and 2010.

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

In-Process Research and Development

In 2009, we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. This IPR&D project was completed during the fourth quarter of 2010 and amortization had commenced at that time.

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

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired this asset as of September 30, 2011. As such, there will be no future amortization expense recorded for these impaired assets.

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

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired these assets as of September 30, 2011. As such, there will be no future amortization expense recorded for these impaired assets.

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in previous acquisitions is calculated on a straight line basis over various useful lives.

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired these assets as of September 30, 2011. As such, there will be no future amortization expense recorded for these impaired assets.

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

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual equity securities. An acquiring entity often is willing to pay more for equity securities that gives it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit.

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

At June 30, 2011, the Company concluded that a decline in its stock price and market capitalization was not representative of the fair value of the reporting unit as a whole. The goodwill impairment test should be based on an “other-than-temporary” decline. The Company believed that it was “more likely than not” that the fair value of the Company’s two reporting units had not declined below the reporting unit’s carrying amount because there had been temporary declines in (1) the stock price, (2) revenues due to a technology shift in our marketplace resulting in our core connection management products experiencing lower demand in certain markets and (3) earnings as we continued to invest heavily in R&D to bring new products to market. There are several new products that we expected to launch during the second half of 2011 that would address the technology shift in the marketplace. As such, the Company expected these new products, should they be successful, to result in improved revenues and profitability during the second half of 2011.

At June 30, 2011, the Company stated that if its revenues, profitability, and stock price did not improve in the third and/or fourth quarter of 2011, we would “more likely than not” have to perform Step 1 of the impairment test. The triggering events we monitored were revenues, new product launches, profitability, and stock price.

During the period ended September 30, 2011, the Company concluded that a decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole. The triggering events that led us to this conclusion were:

•	Revenues - declined for the third consecutive quarter.

•	New product launches – although we are in trials for several of our new products, as of September 30, 2011 we have not realized any revenues from these new products.

•	Profitability – declined for the third consecutive quarter.

•	Stock price – has remained at depressed prices.

As such, the Company performed Step 1 of the impairment test. For both reporting units, fair value was determined by an average of a market approach and a discounted cash flow method. For the Wireless unit, the concluded fair value as of September 30, 2011 was approximately $78.7 million and the carrying value was $172.6 million which failed Step 1 and triggered Step 2. For the Productivity & Graphics unit, the concluded fair value as of September 30, 2011 was approximately $5.7 million and the carrying value was $16.8 million which failed Step 1 and triggered Step 2. For Step 2, the implied fair value of goodwill was measured (as the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities, including any unrecognized intangible assets), and compared to the carrying value of goodwill. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures. The excess (if any) of the carrying value of goodwill was compared to the implied fair value of goodwill and resulted in an impairment loss of $94.2 million in the fiscal quarter ended September 30, 2011.

The following table sets forth the change in the carrying amount of goodwill balances as of September 30, 2011 and December 31, 2010 (in thousands):

	Wireless	Productivity & Graphics	Total
Balance as of December 31, 2010	$84,616	$9,615	$94,231
Accumulated impairment losses	—	—	—

Balance as of June 30, 2011	84,616	9,615	94,231

Impairment losses	(84,616)	(9,615)	(94,231)

Balance as of September 30, 2011	$—	$—	$—

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

As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. As a result of this analysis, the Company recognized a long-lived asset impairment charge of $18.7 million in the fiscal quarter ended September 30, 2011 which was allocated pro-rata to the intangible assets of $13.4 million and $5.3 million to equipment and improvements, primarily related to our leasehold improvements. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

The following table sets forth the change in the carrying amount of intangible asset balances as of September 30, 2011 and December 31, 2010 (in thousands):

	Wireless	Productivity & Graphics	Total
Balance as of December 31, 2010	$17,136	$2,323	$19,459
Accumulated amortization	(3,539)	(520)	(4,059)
Accumulated impairment losses	—	—	—

Balance as of June 30, 2011	13,597	1,803	15,400

Amortization	(1,767)	(258)	(2,025)
Impairment losses	(11,830)	(1,545)	(13,375)

Balance as of September 30, 2011	$—	$—	$—

Income Taxes

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s net deferred tax assets were reduced by a tax valuation allowance at September 30, 2011. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at September 30, 2011 and concluded it is not more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At September 30, 2011, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended September 30, 2011 and 2010, our revenues denominated in foreign currencies were $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2011 and 2010, our revenues denominated in foreign currencies were $1.0 million and $1.2 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current and past officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. We expect the co-lead plaintiffs to file an amended complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the amended complaint.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the company (the “Federal Derivative Action”). Collectively, the State Derivative Actions and the Federal Derivative Action are referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law. In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. We intend to vigorously defend against the claims advance in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the complaints in the Derivative Actions.

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

Our revenues currently depend on a small number of products and customers, so our revenue and operating results are vulnerable to shifts in demand and may continue to decline.

A substantial majority of our revenue is derived from sales of our wireless connectivity and security software products. Revenues from sales of our core connection management product have recently declined and may continue to decline in future quarters due to shifts in technology, particularly the inclusion of connectivity in the operating system of new devices and decline in sales of USB hardware by wireless carriers. We have developed new products which address these shifts in technology, but currently have not realized any revenues from these products. There can be no guarantee that our revenues will stabilize or increase in future quarters.

In addition, our strategy is to continue to introduce and market new products, but these efforts are not likely to reduce the extent to which our revenues are dependent on a small number of products. Rapid shifts in the markets for these products and consumer habits, changes in demand by end-users and changes in underlying technology could cause material and rapid changes in our revenues and profitability. Factors which could affect demand for our products include the rate of adoption of the 4G networking standard by wireless carriers and handset manufacturers, and changes in consumer demand for PC networking due to the adoption of Smartphones and tablet computing. If our products fail to remain current with and useful to new and emerging markets, our business, financial condition and results of operations would be materially and adversely affected.

We also derive a significant portion of our revenues from a few vertical markets, such as wireless carriers and handset manufacturers. In order to sustain and grow our business, we must continue to sell our software products into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could materially harm our results of operations, financial condition and prospects. To increase our sales outside our core vertical markets, for example to large enterprises, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

In addition, because we sell primarily to large carriers and OEMs, there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the nine months ended September 30, 2011, three customers comprised of 23.5%, 19.6% and 11.9% of our total revenues. Because of our customer concentration, our largest customers may have significant pricing power over us. Furthermore, a substantial decrease in sales to any of our largest customers could materially affect our revenues and profitability. Additionally, these customers are not the end-users of our products. If any of these customers’ efforts to market their products which incorporate our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

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

We may have further impairments of long-lived assets if our business does not improve and our stock price declines which could cause a material adverse effect on our financial condition and results of operations.

The Company assesses potential impairment to its long-lived assets as required by FASB ASC Topic No. 360, Property, Plant, and Equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the quarter ended September 30, 2011, we recorded a charge for impairment of long-lived assets of $18.7 million ($13.4 million on intangible assets and $5.3 million on fixed assets) due, in part, to continued declines in our revenues and profitability and our continued depressed stock price. In future quarters, we may be required to take further charges for impairment of fixed assets, which could have a material adverse effect on our financial condition and results of operations.

Competition within our target markets is intense and includes numerous established competitors and new entrants, which could negatively affect our revenues and results of operations.

We operate in markets that are extremely competitive and subject to rapid changes in technology. A number of established software and hardware companies, such as Microsoft Corporation, Google Inc. and Apple Inc. pose a significant competitive threat to us because their handset operating systems and phones may include some capabilities now provided by certain of our OEM and retail software products. If handset manufacturers and carriers are satisfied relying on the capabilities of systems using Windows, Android or iPhone OS, or other hardware or operating systems, sales of our products are likely to decline. In addition, because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition to continue from both established and emerging software companies in the future, both domestic and international. In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. Furthermore, our existing and potential OEM customers may acquire or develop products that compete directly with our products.

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

If we fail to continue to establish and maintain strategic relationships with mobile device manufacturers, market acceptance of our products and our profitability may suffer.

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

Since the second half of 2008, economic conditions worldwide and in the United States have experienced a general deterioration, resulting in slower economic activity and a highly uncertain recovery, decreased consumer confidence and retail spending, reduced corporate profits and capital spending, and generally adverse business conditions. These conditions make it difficult for our wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of the current economic slowdown or the emerging economic recovery, or to what extent they will continue to affect us. If the economy, consumer spending or the markets in which we operate do not continue at their present levels or deteriorate, we may need to record charges related to restructuring costs and the impairment of long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

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

Our operating income or loss may continue to change due to shifts in our sales mix and increased spending on our research and development and infrastructure.

Our operating income or loss can change quarter to quarter and year to year due to a change in our sales mix and the timing of our continued investments in research and development and infrastructure. We continue to invest in research and development which is the lifeline of our technology portfolio. In addition we continue to invest in our infrastructure with facility expansions in Aliso Viejo, California and a new engineering design and data center in Pittsburgh, Pennsylvania. The timing of these additional expenses can vary significantly quarter to quarter and even from year to year.

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

We risk being delisted from NASDAQ if our stock trades below $1.00 per share.

Our stock is currently trading above $1.00 per share. However, if our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, we would be in violation of the continued listing requirements of the NASDAQ Global Market (“NASDAQ”) and would risk delisting of our shares from NASDAQ. If our common stock were delisted from NASDAQ, this could have a number of negative consequences, including reduced liquidity of our common stock, the loss of federal preemption of state securities laws, potential loss of confidence by suppliers, customers and employees, loss of additional analyst coverage and institutional investor interest, and more difficulty in raising capital on favorable terms, if at all.

Two analysts have dropped coverage subsequent to our reporting date, but prior to our filing date. In addition, our market capitalization is currently below $50 million. If our market capitalization remains below $50 million for an extended period of time, additional investment analysts who follow our stock may drop their coverage of the Company, which could reduce interest in our stock by institutional investors and reduce liquidity of our shares.

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

We have been named as a party to a purported class action and shareholder derivative lawsuit and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in detail in Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, on June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current and past officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. We expect the co-lead plaintiffs to file an amended complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the amended complaint.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the company (the “Federal Derivative Action”). Collectively, the State Derivative Actions and the Federal Derivative Action are referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law. In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the complaints in the Derivative Actions.

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

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 3, 2011	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2011	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.