Form 10-K
period 2011-12-31
SMITH MICRO SOFTWARE INC
filed 2012-02-27
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

YES[ ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 YES [ ] NO [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[  ] NO [ X ]

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $135,417,808 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of February 13, 2012, there were 35,591,810 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2011 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. BUSINESS

General

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage voice, data, video and connectivity over mobile broadband networks. Our primary customers are the world’s leading mobile network operators, mobile device manufacturers and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity and graphics products distributed through a variety of consumer channels worldwide.

The proliferation of mobile broadband technology continues to provide new opportunities for Smith Micro on a global basis. Over the last decade, the Company has developed extensive expertise in embedded software for networked devices (both wireless and wired), and we have leveraged that expertise to solve an unending tide of connectivity and mobile service challenges for our customers. As network operators and businesses struggle to reduce costs and complexity in a market that is characterized by rapid evolution and fragmentation, Smith Micro answers with innovative solutions that increase reliability, security, performance, efficiency, and usability of wireless services over a wide variety of networks and device platforms.

The underlying philosophy driving our products and services is our desire to improve the user experience and optimize resources for our customers. These objectives are delivered through the combination of rigorous market analysis and planning, technology innovation that leverages substantial intellectual property, leadership in industry standards, quality engineering, and extensive commercial deployment experience gained over 30 years. As technology, market dynamics and consumer demands change, Smith Micro has proven its ability to evolve and meet those demands again and again.

During fiscal year 2011, we experienced a significant decrease in our revenues. This was primarily due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, resulting in lower demand in our North American marketplace for our core connection management products. While we launched new wireless products that addressed this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

As a result of our decreased revenues, slow adoption of our new products, operating losses and depressed stock prices, we recorded a goodwill and other long-lived asset impairment charge of $112.9 million in fiscal year 2011. All goodwill and intangible assets have been written off as of December 31, 2011.

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

Business Segments

Our operations are organized into two business segments: Wireless and Productivity & Graphics. We do not separately allocate operating expenses, nor do we allocate specific assets to these groups. Therefore, segment information reported includes only revenues and cost of revenues. See Note 7 of Notes to Consolidated Financial Statements for financial information related to our business segments and geographical information.

Wireless

Smith Micro’s primary focus is to develop mobile connectivity and communications management solutions for the wireless industry. Rapid advancements in wireless technology, including higher speed networks, new intelligent connected devices and increasing availability of digital content and mobile applications, are fueling the mobile broadband market. The demand for pervasive connectivity is being driven by an insatiable consumer need to access information and digital entertainment anytime and from anywhere. In addition, there is an evolving variety of media being consumed “on-demand” from Smartphones and Tablets, as well as new devices being used to connect to wireless networks, such as USB modems and mobile hotspots. Wireless data access services for multimedia-enabled devices are being adopted at such a fast pace that global infrastructure for wireless networks cannot support them without significant investments to support higher speeds and greater capacity.

In helping global customers manage this complex wireless ecosystem, we consistently observe four key needs of network operators to:

•	Simplify mobile connectivity to reduce support costs and increase stickiness of mobile subscribers;

•	Optimize network and device resources for maximum performance and efficiency;

•	Enable a safe, productive wireless environment that meets enterprise standards for security and control; and

•

Engage and maintain relevance to end users in response to business threats from device makers, internet giants like Google and Facebook, and the explosion of over-the-top application and content providers.

Developing software that enables wireless operators to achieve these goals represents the primary market opportunity for Smith Micro, and we are well-equipped to capitalize on it.

Our flagship broadband connectivity solution, QuickLink® Mobile, has been shipped on more than 100 million devices worldwide. This patented technology allows mobile users to easily connect a PC, laptop or other wireless device to wireless wide area networks (“WWANs”) and wireless local area networks (“WLANs”) or Wi-Fi hotspots. Many of the world’s largest wireless service providers, including AT&T, Bell Canada, Bouygues, Cablevision, Clear, Comcast, Orange, Sprint, T-Mobile USA, Verizon Wireless, Vodafone and others, use QuickLink Mobile to provide a convenient and secure mobile connection for subscribers using wireless services over carrier, public, and private WWAN, WLAN and Wi-Fi networks.

In 2011, Smith Micro announced several new solutions that extend our core connectivity technology to solve new problems and offer more value to mobile operators and consumers. For example, Experience Manager™, QuickLink Hotspot Manager™ and Mobile Network Director™ are all components of our mobile Experience Platform™, designed to enhance the user experience and optimize network resources through an integrated set of client and server applications.

Experience Manager enables end-users to manage their broadband connections and data plans in a consistent way across different devices and networks, while providing convenient access to new mobile services offered by the operator or other content and service providers. For wireless operators, Experience Manager helps to reduce support costs and improve customer satisfaction by simplifying broadband usage for end-users, while leveraging device real estate to promote operator and partner services that increase average revenue per user (“ARPU”). It can be deployed as a host-less client, leveraging our SODA™ (Secure On-Device API) interface technology on mobile connectivity devices such as USB modems and mobile hotspot “pucks,” or as a rich application running on Windows and Mac computers to further engage end users. QuickLink Hotspot Manager extends Experience Manager to provide greater control over the use and sharing of mobile hotspot devices, including Smartphones used as mobile hotspots and dedicated mobile hotspots.

Mobile Network Director helps mobile operators alleviate data traffic congestion from mobile devices and enables seamless network transitions and data offloading between networks (3G/4G/Wi-Fi). It gives mobile operators greater visibility and more precise control – on a per device basis – over bandwidth usage across their own networks, as well as public, business and home Wi-Fi networks, in order to optimize network resources. Using Mobile Network Director, subscribers are automatically connected to – and transparently moved between – the best networks available, improving connection speed and reliability, and potentially saving billions in capital outlays for operators.

As part of the Experience Platform, Smith Micro continues to provide solutions that enhance mobile communications. These include Push-to-Talk, Visual Voicemail with Voice-to-Text services, Vidio™ for efficient transcoding and adaptive video streaming, and Vidio XTP™ for extending Telepresence capabilities to mobile devices. This portfolio of premium end-user applications includes mobile handset software, as well as hosted software-as-a-service solutions for operators and media content owners. These products work across a broad range of operating systems and platforms, allowing operators to further monetize voice and data services. Smith Micro also provides device management software to leading device manufacturers such as HTC and Nokia, as well as wireless mobility solutions designed to address security and mobility needs of large enterprises.

Productivity & Graphics

The Productivity & Graphics Group focuses on developing a variety of software for the consumer, prosumer, and professional markets. Our solutions span compression, graphics and utilities. This group also republishes and markets third party software titles that complement our existing line of products. All of these products are available through direct sales on the Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), on affiliate websites, direct through customer service order desks, on-line resellers and through traditional retail outlets.

The group’s primary product offering is its line of graphic titles, in particular Poser®, Anime Studio® and Manga Studio™. These products are aimed at digital artists of all skill levels helping them to produce professional level animations, comics, and other 2D and 3D art. Poser is the industry leading tool for 3D human figure design and animation. Anime Studio is used by both hobbyists and professional artists working for high-end animation studios like Disney, and Manga Studio is at the top of the market for comic illustration software, used by famous graphic novelists such as Dave Gibbons, the author of the Watchmen. The group is focused on pursuing adjacent markets to these graphic arts, as well as new platforms for the existing titles, such as iOS.

The secondary product line is StuffIt®, driven by its patented and patent-pending image compression, with a focus on our innovative “lossless” JPEG compression technology. StuffIt provides superior lossless compression, encryption and archiving. We have enhanced this industry-leading product’s feature set with new, online file transfer capabilities.

Products and Services

Our primary products consist of the following:

Product Groups	Products	Description
Wireless	QuickLink® Mobile	Connection management application to control, customize and automate wireless connections from PCs and Macs to WWAN and WLAN/Wi-Fi networks
	QuickLink® Mobility	A mobile VPN and connection management solution targeted to enterprises with mobile workforces
	Experience Manager™	A management application for simplifying and enhancing mobile broadband usage for consumers
	QuickLink Hotspot Manager™	Granular controls for the use and sharing of mobile hotspot features on Smartphones and wireless pucks
	Mobile Network Director™	Intelligent traffic management for data offload and seamless network transitions between 3G/4G/Wi-Fi
	Device Management Suite	Provides automated mobile device provisioning and configuration
	Push-To-Talk	A data service that uses a mobile Internet connection to send and receive “walkie-talkie” style calls
	Visual Voicemail and Voice –to–Text	Voicemail delivered directly to a mobile phone and stored in a visual inbox, with optional voice to text transcription
	Vidio™ and Vidio XTP™	Adaptive streaming of video content, as well as extension of Telepresence video streams to personal computers, Tablets and mobile devices
Productivity & Graphics	StuffIt Deluxe®	Patented, lossless compression solution for documents and media
	Poser®	A solution for creating 3D character art and animations
	Anime Studio™	An animation tool for professionals and digital artists
	Manga Studio™	A solution for creating manga and comic art

Marketing and Sales Strategy

Our primary marketing focus is on enhancing the mobile broadband experience and optimizing network resources through our mobile Experience Platform for wireless operators. Because of our broad product portfolio and deep device integration experience, we are able to leverage innovation across a wide range of platforms and operating systems and quickly bring to market solutions that meet the evolving needs of our target customers. We continue to develop innovative, enabling technology and infrastructure products that facilitate the usage of wireless data and other premium mobile services, thereby providing our customers with additional revenue opportunities and differentiated services that encourage customer loyalty.

Our sales strategy is as follows:

Leverage Carrier and OEM Relationships. We continue to capitalize on our strong relationships with the world’s leading wireless carriers and mobile device manufacturers. Our carrier customers serve as our primary distribution channel, providing access to hundreds of millions of end-users around the world, and also providing market feedback for future product offerings.

Focus on Multiple High-Growth Markets. We continue to focus on wireless connectivity and communications management. Within these markets, we see ongoing enhancement of networks and services by wireless carriers and an increasing availability of rich media and multi-media enabled Smartphones and Tablet computers. This represents a remarkable alignment between our product portfolio and the market opportunity.

Expand our Customer Base. In addition to introducing new products to current customers, we intend to grow our domestic and international business through sales of our portfolio of products to new carrier customers, as well as into new vertical markets such as hospitality, public safety and education.

Selectively Pursue Partnerships and Acquisitions of Complementary Products and Services. In line with the Company’s strategy, we will continue to pursue selected partnerships and acquisition opportunities in an effort to expand our product and technological abilities, enter complementary markets and extend our geographic reach. In the past, we have used acquisitions to enhance our technology features and customer base, and to extend our product offerings into new markets. We will leverage partnerships with technology providers and systems integrators to further our penetration into new markets and deliver more comprehensive solutions to our customers.

Revenues to three customers (Sprint, Verizon Wireless and AT&T) and their respective affiliates in the Wireless business segment accounted for 24.8%, 18.4% and 11.7%, respectively, of the Company’s total revenues for the fiscal year 2011. In 2010, our three largest customers (Verizon Wireless, Sprint and AT&T) accounted for 40.1%, 13.9% and 12.3%, respectively, of our total revenues. In 2009, our four largest customers (Verizon Wireless, Dell, Sprint and AT&T) accounted for 32.8%, 12.2%, 10.4% and 10.3%, respectively, of our total revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Sales to Verizon Wireless and their affiliates amounted to 18.4%, 40.1%, and 32.8% of the Company’s revenues for fiscal years 2011, 2010 and 2009, respectively. We have a master software and license distribution agreement with Verizon Wireless whereby Smith Micro grants them non-exclusive licenses to reproduce and have produced, market, and distribute the software, in object form only, to distributors, re-sellers, OEM customers of Verizon Wireless and end users. The license term for end users continues in perpetuity unless otherwise stated in subsequent amendments. The master agreement commenced in December 2000 and has been consistently extended through subsequent amendments. They can cancel the agreement at any time. Products and services sold to Verizon include per unit license fees for connectivity and security and VZAccess manager software, engineering design and development fees, customization and adaptation fees and website hosting. The master agreement and subsequent amendments are detailed in Exhibit 10.4 in this document.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, via email, live chat and by telephone. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $41.7 million, $42.8 million, and $36.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Manufacturing

Although we primarily deliver our software via electronic downloads, we do deliver our software in several other forms. We offer a package or kit that may include CD-ROM(s) and certain other documentation or marketing material. We also permit selected OEM customers to duplicate our products on their own CD-ROM’s, USB devices, or embedded devices, and pay a royalty based on usage. Some OEM business requires that we provide a CD, which includes a soft copy of a user guide. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer. With the enterprise sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within their corporate sites.

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

Competition

The markets in which we operate are highly competitive and subject to rapid changes in technology. These conditions create new opportunities for Smith Micro, as well as for our historical connection management competitors, and we expect new competitors to enter the market. We also believe that competition from established and emerging software companies will continue to intensify as the emerging mobile, wireless and Internet markets evolve. We compete with other software vendors for new customer contracts, as well as in our efforts to acquire technology and qualified personnel.

We believe that the principal competitive factors affecting the mobile software market include domain expertise, product features, usability, quality, price, customer service and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability.

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

Proprietary Rights and Licenses

Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology and intellectual property, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2011, we owned 46 issued U.S. patents and have 61 U.S. patent applications that are currently pending. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.

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

In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we use currently to protect and enforce all of our proprietary rights and intellectual property rights may not be adequate. Moreover, our competitors may independently develop competitive technology similar to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or such third party technologies become subject to claims directed to or against the third party technologies used by us, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.

Employees

As of December 31, 2011, we had a total of 410 employees within the following departments: 259 in engineering, 79 in sales and marketing, 36 in management and administration and 36 in operations and customer support. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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

A substantial majority of our revenue is derived from sales of our wireless connectivity and security software products. Revenues from sales of our core connection management product have recently declined and may continue to decline in future quarters due to shifts in technology, particularly the inclusion of connectivity in the operating system of new devices and decline in sales of USB hardware by wireless carriers. We have developed new products which address these shifts in technology, but currently have not realized any revenues from these products. There can be no guarantee that our revenues will stabilize or increase in future years.

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

In addition, because we sell primarily to large carriers and OEMs, there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2011, Sprint, Verizon Wireless, and AT&T comprised of 24.8%, 18.4% and 11.7% of our total revenues, respectively. Because of our customer concentration, our largest customers may have significant pricing power over us. Furthermore, a substantial decrease in sales to any of our largest customers could materially affect our revenues and profitability. Additionally, these customers are not the end-users of our products. If any of these customers’ efforts to market their products which incorporate our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

•	the gain or loss of a key customer;
•	the size and timing of orders from and shipments to our major customers;
•	the size and timing of any product return requests;
•	our ability to maintain or increase gross margins;
•	variations in our sales channels or the mix of our product sales;
•	our ability to anticipate market needs and to identify, develop, complete, introduce, market and produce new products and technologies in a timely manner to address those needs;
•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;
•	acquisitions;
•	the effect of new and emerging technologies;
•	the timing of acceptance of new mobile services by users of our customers’ services;
•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and
•	general economic and market conditions.

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

Future orders may come from new customers, or from existing customers for new products. The sales cycles may be greater than what we have experienced in the past, increasing the difficulty to predict quarterly revenues.

Because we sell primarily to large carriers and OEM customers, we have no direct relationship with most end-users of our products. This indirect relationship delays feedback and blurs signals of change in the quick-to-evolve wireless ecosystem, and is one of the reasons we have difficulty predicting demand.

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

The Company assesses potential impairment to its long-lived assets as required by FASB ASC Topic No. 360, Property, Plant, and Equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the year ended December 31, 2011, we recorded a charge for impairment of long-lived assets of $18.7 million ($13.4 million on intangible assets and $5.3 million on fixed assets) due, in part, to continued declines in our revenues and profitability and our continued depressed stock price. In future years, we may be required to take further charges for impairment of fixed assets, which could have a material adverse effect on our financial condition and results of operations.

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

Many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Announcements of competing products by competitors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors are currently making complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share.

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

We sell our products for use on handheld devices primarily through our carrier customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers and their ability and willingness to market services supported by our products is critical to our future success. Our ability to generate revenues from sales of our software is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.

Our operating results may be adversely impacted by the continued worldwide economic slowdown and uncertainties in the marketplace.

Since the second half of 2008, economic conditions worldwide and in the United States have experienced a general deterioration, resulting in slower economic activity and a highly uncertain recovery, decreased consumer confidence and retail spending, reduced corporate profits and capital spending, and generally adverse business conditions. These conditions make it difficult for our wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of the current economic slowdown or the emerging economic recovery, or to what extent they will continue to affect us. If the economy, consumer spending or the markets in which we operate continue at their present levels or deteriorate, we may need to record charges related to restructuring costs and the impairment of long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

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

Our operating income or loss can change quarter to quarter and year to year due to a change in our sales mix and the timing of our continued investments in research and development and infrastructure. We continue to invest in research and development which is the lifeline of our technology portfolio. In addition we continue to invest in our infrastructure with a new engineering design and data center in Pittsburgh, Pennsylvania. The timing of these additional expenses can vary significantly quarter to quarter and even from year to year.

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

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current and past officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief.　 On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel.　 On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss has been set for May 21, 2012. We intend to vigorously defend against the claims advanced.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers.　 Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel.

A hearing on the pending motion has been set for March 1, 2012.　 We expect the state court to consolidate the State Derivative Actions and to appoint lead counsel, and we expect plaintiffs to thereafter file an amended shareholder derivative complaint. On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated two of the Federal Derivative Actions and appointed co-lead counsel for plaintiffs, and we expect the federal court to issue an order consolidating all of the Federal Derivative Actions. On January 27, 2012, plaintiffs filed their amended shareholder derivative complaint. Collectively, the State Derivative Actions and the Federal Derivative Actions are referred to as the “Derivative Actions.”　 The shareholder derivative complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law.　 In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock.　 Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures.　 We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the shareholder derivative complaints in the Derivative Actions.

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

Internationally, we lease space in Belgrade, Serbia and Vancouver, Canada. These leases expire in 2012 and 2016.

Item 3. LEGAL PROCEEDINGS

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current and past officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief.　 On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel.　 On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss has been set for May 21, 2012. We intend to vigorously defend against the claims advanced.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers.　 Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel. A hearing on the pending motion has been set for March 1, 2012.　 We expect the state court to consolidate the State Derivative Actions and to appoint lead counsel, and we expect plaintiffs to thereafter file an amended shareholder derivative complaint. On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated two of the Federal Derivative Actions and appointed co-lead counsel for plaintiffs, and we expect the federal court to issue an order consolidating all of the Federal Derivative Actions. On January 27, 2012, plaintiffs filed their amended shareholder derivative complaint. Collectively, the State Derivative Actions and the Federal Derivative Actions are referred to as the “Derivative Actions.”　 The shareholder derivative complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law.　 In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock.　 Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures.　 We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the shareholder derivative complaints in the Derivative Actions.

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

	High	Low

YEAR ENDED DECEMBER 31, 2011:
First Quarter	$17.03	$7.90
Second Quarter	9.49	3.94
Third Quarter	4.22	1.45
Fourth Quarter	1.73	0.96

YEAR ENDED DECEMBER 31, 2010:
First Quarter	$9.59	$7.37
Second Quarter	11.20	8.51
Third Quarter	10.63	7.61
Fourth Quarter	16.35	9.74

On February 13, 2012, the closing sale price for our common stock as reported by NASDAQ was $2.41.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Stock Performance Graph

The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

The graph covers the period from December 31, 2006 through December 31, 2011. The graph assumes that $100 was invested in our common stock on December 31, 2006, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/06	12/07	12/08	12/09	12/10	12/11

Smith Micro Software, Inc.	100.00	59.69	39.18	64.48	110.92	7.96
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
S&P MidCap Application Software	100.00	105.19	66.15	97.82	137.14	135.50

Holders

As of February 13, 2012, there were approximately 182 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

During fiscal year 2011, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock awards, an aggregate of 36,730 shares of its common stock in the amounts set forth in the following table. All of the shares were cancelled when they were acquired.

Period	Total Number of Shares Withheld	Average Price per Share
February, 2011	8,906	$14.59
May, 2011	13,367	$9.65
August, 2011	6,771	$4.30
December, 2011	7,686	$1.96

On November 2, 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to 5,000,000 shares of the company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. As of the date of this report, no shares have been repurchased under this program.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011 and 2010, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$57,767	$130,501	$107,279	$98,424	$73,377
Cost of revenues	13,761	15,507	15,486	20,108	20,644

Gross profit	44,006	114,994	91,793	78,316	52,733
Operating expenses:
Selling and marketing	26,594	29,708	24,999	24,814	18,394
Research and development	41,711	42,759	36,530	30,811	14,772
General and administrative	25,279	24,146	19,155	19,990	15,318
Restructuring expenses	3,184	-	-	-	-
Goodwill and long-lived asset impairment	112,904	-	-	-	-

Total operating expenses	209,672	96,613	80,684	75,615	48,484

Operating income (loss)	(165,666)	18,381	11,109	2,701	4,249
Interest and other income	131	130	381	739	4,254

Income (loss) before taxes	(165,535)	18,511	11,490	3,440	8,503
Income tax expense (benefit)	(5,929)	6,165	6,738	4,172	5,342

Net income (loss)	$(159,606)	$12,346	$4,752	$(732)	$3,161

Net income (loss) per share:
Basic	$(4.48)	$0.36	$0.15	$(0.02)	$0.11

Diluted	$(4.48)	$0.36	$0.14	$(0.02)	$0.10

Weighted average shares:
Basic	35,617	34,204	32,438	30,978	29,768

Diluted	35,617	34,615	32,897	30,978	30,998

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data (in thousands):
Total assets	$79,941	$234,892	$205,934	$176,995	$162,421
Total liabilities	15,081	16,627	17,955	11,591	7,907
Accumulated earnings (deficit)	(143,068)	16,538	4,192	(560)	172
Total stockholders’ equity	$64,860	$218,265	$187,979	$165,404	$154,514

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: deriving revenues from a small number of products; our dependence upon the large carrier customers for a significant portion of our revenues; potential fluctuations in quarterly results; potential further impairments of long-lived assets; our failure to successfully compete; changes in technology; our entry into new markets; failure of our customers to adopt new technologies; loss of key personnel; failure to maintain strategic relationships with device manufacturers; failure of our products to achieve broad acceptance; the duration and depth of the current economic slowdown and its effects on the capital expenditures by our customers and their end users; our failure to successfully integrate acquisitions; undetected software defects; our failure to protect intellectual property; exposure to intellectual property claims; our inability to raise more funds to meet our capital needs; being delisted from NASDAQ; doing business internationally; and an unfavorable outcome from a class action and/or shareholder derivative lawsuit.

Introduction and Overview

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage voice, data, video and connectivity over mobile broadband networks. Our primary customers are the world’s leading mobile network operators, mobile device manufacturers and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity and graphics products distributed through a variety of consumer channels worldwide.

The proliferation of mobile broadband technology continues to provide new opportunities for Smith Micro on a global basis. Over the last decade, the Company has developed extensive expertise in embedded software for networked devices (both wireless and wired), and we have leveraged that expertise to solve an unending tide of connectivity and mobile service challenges for our customers. As network operators and businesses struggle to reduce costs and complexity in a market that is characterized by rapid evolution and fragmentation, Smith Micro answers with innovative solutions that increase reliability, security, performance, efficiency, and usability of wireless services over a wide variety of networks and device platforms.

The underlying philosophy driving our products and services is our desire to improve the user experience and optimize resources for our customers. These objectives are delivered through the combination of rigorous market analysis and planning, technology innovation that leverages substantial intellectual property, leadership in industry standards, quality engineering, and extensive commercial deployment experience gained over 30 years. As technology, market dynamics and consumer demands change, Smith Micro has proven its ability to evolve and meet those demands again and again.

During fiscal year 2011, we experienced a significant decrease in our revenues. This was primarily due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, resulting in lower demand in our North American marketplace for our core connection management products. While we launched new wireless products that addressed this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

As a result of our decreased revenues, slow adoption of our new products, operating losses and depressed stock prices, we recorded a goodwill and other long-lived asset impairment charge of $112.9 million in fiscal year 2011. All goodwill and intangible assets have been written off as of December 31, 2011.

For the year ended December 31, 2011, revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 18.4% and 11.7% of the Company’s total revenues and 63% of accounts receivable. For the year ended December 31, 2010, revenues to three customers and their respective affiliates in the Wireless business segment accounted for 40.1%, 13.9% and 12.3% of the Company’s total revenues and 78% of accounts receivable. For the year ended December 31, 2009, revenues to four customers and their respective affiliates in the Wireless business segment accounted for 32.8%, 12.2%, 10.4% and 10.3% of the Company’s total revenues and 75% of accounts receivable.

Results of Operations

The following table sets forth certain consolidated statement of operating data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2011	2010	2009

Revenues	100.0%	100.0%	100.0%
Cost of revenues	23.8%	11.9%	14.4%

Gross profit	76.2%	88.1%	85.6%
Operating expenses:
Selling and marketing	46.0%	22.8%	23.3%
Research and development	72.2%	32.8%	34.0%
General and administrative	43.8%	18.4%	17.9%
Restructuring expenses	5.5%	-	-
Goodwill and long-lived asset impairment	195.5%	-	-

Total operating expenses	363.0%	74.0%	75.2%

Operating income (loss)	(286.8)%	14.1%	10.4%
Interest and other income	0.2%	0.1%	0.3%

Income (loss) before taxes	(286.6)%	14.2%	10.7%
Income tax expense (benefit)	(10.3)%	4.7%	6.3%

Net income (loss)	(276.3)%	9.5%	4.4%

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

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2011	2010	2009
Wireless	$48,711	$118,684	$89,420
Productivity & Graphics	8,816	11,399	17,014
Corporate/Other	240	418	845

Total revenues	57,767	130,501	107,279
Cost of revenues	13,761	15,507	15,486

Gross profit	$44,006	$114,994	$91,793

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

Income tax expense. The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. After consideration of the Company’s three year cumulative loss position as of December 31, 2011 and sources of taxable income, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues. Revenues of $57.8 million for fiscal year 2011 decreased $72.7 million, or 55.7%, from $130.5 million for fiscal year 2010. Wireless revenues of $48.7 million decreased $70.0 million, or 59.0%, primarily due to lower sales of our base business connection manager products to our carrier customers of $58.3 million and PC OEM customers of $8.3 million and large device solutions sales in fiscal 2010 that were not repeated in fiscal 2011 of $3.4 million. Productivity & Graphics sales decreased $2.6 million, or 22.7%, primarily due to low consumer spending and moving toward a more internal distribution model. Corporate/Other sales decreased $0.1 million as we continue to de-emphasize this business. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products experienced lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues of $13.8 million for fiscal year 2011 decreased $1.7 million, or 11.3%, from $15.5 million for fiscal year 2010. Direct product costs increased $0.4 million primarily due to costs associated with the start-up of our new backup and messaging services. Amortization of intangibles decreased from $5.9 million to $3.8 million, or $2.1 million, primarily due to the impairment charge we recorded for these assets in fiscal year 2011. No future amortization of intangibles is anticipated as these assets have been fully impaired.

Gross profit. Gross profit of $44.0 million or 76.2% of revenues for fiscal year 2011 decreased $71.0 million, or 61.7%, from $115.0 million, or 88.1% of revenues for fiscal year 2010. The 11.9 percentage point decrease in gross profit was primarily due to lower product margins of 9.9 points as a result of the lower revenues not absorbing our fixed costs and our datacenter and start-up costs associated with our backup and messaging products. Amortization of intangibles as a percentage of revenues decreased 2.0 points primarily due to the lower revenues and the impairment charge we recorded in fiscal 2011.

Selling and marketing. Selling and marketing expenses of $26.6 million for fiscal year 2011 decreased $3.1 million, or 10.5%, from $29.7 million for fiscal year 2010. This decrease was primarily due to lower personnel related expenses of $0.9 million, lower advertising costs of $0.2 million and lower travel costs of $0.1 million. Stock-based compensation decreased from $3.1 million to $2.1 million, or $1.0 million. Amortization of intangibles decreased from $3.0 million to $2.1 million, or $0.9 million. No future amortization of intangibles is anticipated as these assets have been fully impaired.

Research and development. Research and development expenses of $41.7 million for fiscal year 2011 decreased $1.0 million, or 2.5%, from $42.7 million for fiscal year 2010. Personnel, recruiting and travel expenses decreased $0.4 million as a result of implementing our restructuring plans. This decrease was offset by increases in software maintenance and other small equipment of $0.6 million related to our new products. Stock-based compensation decreased from $2.7 million to $1.4 million, or $1.3 million. Amortization of purchased technologies increased from $0.1 million to $0.2 million, or $0.1 million. No future amortization of purchased technologies is anticipated as these assets have been fully impaired.

General and administrative. General and administrative expenses of $25.2 million for fiscal year 2011 increased $1.1 million, or 4.7%, from $24.1 million for fiscal year 2010. This increase was primarily due to increased space and occupancy costs and depreciation/amortization associated with facility and datacenter expansions in Aliso Viejo and Pittsburgh of $2.7 million and legal expenses of $0.8 million, partially offset by lower personnel related costs of $0.8 million and other cost decreases of $0.2 million. Stock-based compensation expense decreased from $5.7 million to $4.3 million, or $1.4 million.

Restructuring expenses. Restructuring expenses of $3.2 million for fiscal year 2011 were related to the Chicago facility shutdown of $0.8 million, the Sweden facility shutdown of $0.8 million and other one-time employee termination and other costs in the U.S. of $1.6 million. There were no restructuring expenses in 2010.

Goodwill and long-lived asset impairment. Goodwill and long-lived asset impairment charges of $112.9 million for fiscal year 2011 were related to goodwill of $94.2 million, intangible assets of $13.4 million, and fixed assets of $5.3 million. There were no impairment charges in 2010.

Interest and other income. Interest and other income was $0.1 million for both fiscal year 2011 and 2010.

Income tax expense. We recorded an income tax benefit of $5.9 million for fiscal year 2011 and a tax provision of $6.2 million for fiscal year 2010. The effective tax rate for fiscal year 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

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

Liquidity and Capital Resources

At December 31, 2011, we had $46.0 million in cash and cash equivalents and short-term investments and $52.7 million of working capital.

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

We currently anticipate that capital expenditures will be considerably lower in 2012 from 2011. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.

Operating Activities

In 2011, net cash used in operations was $13.5 million primarily due to our net loss adjusted for goodwill and long-lived asset impairments, depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $28.4 million, an increase of income taxes receivable of $5.4 million and a decrease in accounts payable and accrued liabilities of $2.4 million. This usage was partially offset by a decrease in accounts receivable of $20.0 million, lease incentives of $2.2 million and a decrease of all other net assets of $0.5 million.

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

Investing Activities

In 2011, cash provided by investing activities of $2.7 million was due to the sale of short-term investments of $16.1 million, partially offset by capital expenditures of $13.4 million which were primarily for leasehold improvements and to expand our datacenters.

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

Financing Activities

In 2011, cash provided by financing activities of $0.4 million was from the sale of stock for our employee stock purchase plan.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2011, we had no debt. The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$20,802	$2,840	$5,354	$4,507	$8,101
Purchase obligations	502	502	-	-	-

Total	$21,304	$3,342	$5,354	$4,507	$8,101

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 21,000 square feet in Mountain View, California under a lease that expires February 28, 2014. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. Internationally, we lease space in Belgrade, Serbia and Vancouver, Canada. These leases expire in 2012 and 2016.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $1.2 million, $2.0 million, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2011, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

In-Process Research and Development

In 2009, we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. This IPR&D project was completed during the fourth quarter of 2010. Amortization commenced in 2011.

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

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired this asset during fiscal year 2011. As such, there will be no future amortization expense recorded for this impaired asset.

Capitalized Software and Amortization

We capitalized internally developed software and software purchased from third parties if the related software product under development had reached technological feasibility or if there were alternative future uses for the purchased software as required by FASB ASC Topic No. 985-20, Software-Costs of Software to be Sold, Leased, or Marketed. These costs were amortized on a product-by-product basis, typically over an estimated life of five to seven years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluated on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceeded its net realizable value was written off.

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired these assets during fiscal year 2011. As such, there will be no future amortization expense recorded for these impaired assets.

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in previous acquisitions was calculated on a straight line basis over various useful lives.

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired these assets as of December 31, 2011. As such, there will be no future amortization expense recorded for these impaired assets.

Impairment of Goodwill and Intangible Assets

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

During the period ended September 30, 2011, the Company concluded that a sustained decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole. The triggering events that led us to this conclusion were:

•	Revenues - declined for the third consecutive quarter.
•	New product launches – although we were in trials for several of our new products, as of September 30, 2011 we had not realized any revenues from these new products.
•	Profitability – declined for the third consecutive quarter.
•	Stock price – had remained at depressed prices.

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

The following table sets forth the change in the carrying amount of goodwill balances as of December 31, 2011 and 2010 (in thousands):

		Productivity &
	Wireless	Graphics	Total
Balance as of December 31, 2010	$84,616	$9,615	$94,231
Impairment losses	(84,616)	(9,615)	(94,231)

Balance as of December 31, 2011	$-	$-	$-

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

As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. As a result of this analysis, the Company recognized a long-lived asset impairment charge of $18.7 million in the fiscal quarter ended September 30, 2011 which was allocated to the intangible assets of $13.4 million and $5.3 million to equipment and improvements, primarily related to our leasehold improvements. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

The following table sets forth the change in the carrying amount of intangible asset balances as of December 31, 2011 and 2010 (in thousands):

	Wireless	Productivity & Graphics	Total
Balance as of December 31, 2010	$17,136	$2,323	$19,459
Accumulated amortization	(5,306)	(778)	(6,084)
Impairment losses	(11,830)	(1,545)	(13,375)

Balance as of December 31, 2011	$-	$-	$-

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company is in a three-year historical cumulative loss as of the end of fiscal 2011. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2011 (as described above), and after consideration of the Company’s three-year cumulative loss position as of December 31, 2011, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million during the year ended December 31, 2011.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220). The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company has adopted ASU No. 2011-8 and its adoption did not have an impact on its consolidated results of operations and financial condition as the Company elected the option to bypass the qualitative assessment and proceed directly to performing step one of the goodwill impairment test for the period ended September 30, 2011. The Company recorded a goodwill impairment charge of $94.2 million for the period ended September 30, 2011.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing its implementation of this new guidance, but it will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash and cash equivalents, and short-term investments. At December 31, 2011, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2011, 2010 and 2009, our revenues denominated in foreign currencies were $1.1 million, $1.7 million, and $1.6 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2011, we maintained effective internal control over financial reporting.

SingerLewak LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and certain key officers as of February 17, 2012:

Name	Age	Position
William W. Smith, Jr.	64	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	50	Vice President and Chief Financial Officer
Von Cameron	48	Executive Vice President – Worldwide Sales
Rick Carpenter	49	Vice President and General Manager - Wireless
Chris G. Lippincott	40	Vice President – Worldwide Operations
David P. Sperling	43	Vice President and Chief Technology Officer
Steven M. Yasbek	58	Chief Accounting Officer

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

For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is hereby incorporated by reference.

The section titled “Corporate Governance” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

Audit Committee; Audit Committee Financial Expert

Our Board of Directors has a standing Audit Committee. The members of the Audit Committee are Messrs. Arno, Gulko and Szabo. Our Board has determined that Mr. Gulko, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain of the company’s executive officers, as well as its directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner in 2011.

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

Item 11. EXECUTIVE COMPENSATION

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2011 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

(in thousands, except per share amounts)	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
Equity compensation plan approved by shareholders (1)	2,167	$11.03	2,208
Equity compensation plan not approved by shareholders	-	-	-

Total	2,167	$11.03	2,208

(1) The number of shares to be issued upon exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-1

(3) Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

Exhibit No.	Title	Method of Filing
3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.
4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.
10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.
10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.
10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).
10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.3†	Amendment No. 6 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.4.4†	Amendment No. 7 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.4.5†	Amendment No. 9 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.5	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.
10.6	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.

Exhibit No.	Title	Method of Filing
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

***101.INS XBRL Instance Document

***101.SCH XBRL Taxonomy Extension Schema Document

***101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB XBRL Taxonomy Extension Label Linkbase Document

***101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

†

Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

(b) Exhibits

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

SMITH MICRO SOFTWARE, INC.

Date: February 27, 2012	By:/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2012	By:/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ Andrew C. Schmidt Andrew C. Schmidt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
/s/ Andrew Arno Andrew Arno	Director	February 27, 2012
/s/ Thomas G. Campbell Thomas G. Campbell	Director	February 27, 2012
/s/ Samuel Gulko Samuel Gulko	Director	February 27, 2012
/s/ Gregory J. Szabo Gregory J. Szabo	Director	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SINGERLEWAK LLP

Los Angeles, California

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited Smith Micro Software Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the financial statement schedule, for each of the three years in the period ended December 31, 2011 of the Company, and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ SINGERLEWAK LLP

Los Angeles, California

February 27, 2012

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,475	$17,856
Short-term investments	38,497	54,694
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,382 (2011) and $855 (2010)	8,525	29,812
Income tax receivable	8,293	2,872
Inventories, net of reserves for excess and obsolete inventory of $417 (2011) and $558 (2010)	309	370
Prepaid expenses and other current assets	1,138	1,167
Deferred tax asset	8	2,565

Total current assets	64,245	109,336
Equipment and improvements, net	15,482	11,623
Goodwill	-	94,231
Intangible assets, net	-	19,459
Other assets	214	243

Total assets	$79,941	$234,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,181	$4,592
Accrued liabilities	7,641	8,444
Deferred revenue	703	1,667

Total current liabilities	11,525	14,703
Non-current liabilities:
Deferred rent and other long term liabilities	3,546	197
Deferred tax liability	10	1,727

Total non-current liabilities	3,556	1,924
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $0.001 per share; 50,000,000 shares authorized;
35,611,976 and 34,971,108 shares issued and outstanding at December 31,
2011 and December 31, 2010, respectively	36	35
Additional paid-in capital	207,927	201,702
Accumulated other comprehensive loss	(35)	(10)
Accumulated earnings (deficit)	(143,068)	16,538

Total stockholders’ equity	64,860	218,265

Total liabilities and stockholders’ equity	$79,941	$234,892

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Year ended December 31,
	2011	2010	2009

Revenues	$57,767	$130,501	$107,279
Cost of revenues	13,761	15,507	15,486

Gross profit	44,006	114,994	91,793
Operating expenses:
Selling and marketing	26,594	29,708	24,999
Research and development	41,711	42,759	36,530
General and administrative	25,279	24,146	19,155
Restructuring expenses	3,184	-	-
Goodwill and long-lived asset impairment	112,904	-	-

Total operating expenses	209,672	96,613	80,684

Operating income (loss)	(165,666)	18,381	11,109
Interest and other income	131	130	381

Income (loss) before taxes	(165,535)	18,511	11,490
Income tax expense (benefit)	(5,929)	6,165	6,738

Net income (loss)	$(159,606)	$12,346	$4,752

Net income (loss) per share:
Basic	$(4.48)	$0.36	$0.15

Diluted	$(4.48)	$0.36	$0.14

Weighted average shares outstanding:
Basic	35,617	34,204	32,438

Diluted	35,617	34,615	32,897

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	other	Accumulated
	Common stock		paid-in	comprehensive	income
	Shares	Amount	capital	income (loss)	(deficit)	Total
BALANCE, December 31, 2008	31,400	$31	$165,864	$69	$(560)	$165,404
Issuance of common stock for acquisition	700	1	6,880	-	-	6,881
Exercise of common stock options	414	-	1,664	-	-	1,664
Non cash compensation recognized on stock options	-	-	5,266	-	-	5,266
Restricted stock grants, net of cancellations	888	1	3,457	-	-	3,458
Cancellation of shares for payment of withholding tax	(22)	-	(180)	-	-	(180)
Tax benefit related to the exercise of stock options	-	-	871	-	-	871
Tax benefit deficiencies related to restricted stock expense	-	-	(66)	-	-	(66)
Other comprehensive income:
Unrealized loss on short-term investments	-	-	-	(71)	-	(71)
Net income	-	-	-	-	4,752	4,752

Total comprehensive income						4,681

BALANCE, December 31, 2009	33,380	$33	$183,756	$(2)	$4,192	$187,979

Exercise of common stock options	760	1	7,254	-	-	7,255
Non cash compensation recognized on stock options and ESPP	-	-	4,559	-	-	4,559
Restricted stock grants, net of cancellations	868	1	4,936	-	-	4,937
Cancellation of shares for payment of withholding tax	(37)	-	(331)	-	-	(331)
Tax benefit related to the exercise of stock options	-	-	1,543	-	-	1,543
Tax benefit deficiencies related to restricted stock expense	-	-	(15)	-	-	(15)
Other comprehensive income:
Unrealized loss on short-term investments	-	-	-	(8)	-	(8)
Net income	-	-	-	-	12,346	12,346

Total comprehensive income						12,338

BALANCE, December 31, 2010	34,971	$35	$201,702	$(10)	$16,538	$218,265

Exercise of common stock options	7	-	12	-	-	12
Non cash compensation recognized on stock options and ESPP	-	-	973	-	-	973
Restricted stock grants, net of cancellations	575	1	5,556	-	-	5,557
Cancellation of shares for payment of withholding tax	(37)	-	(303)	-	-	(303)
Employee stock purchase plan	96	-	413	-	-	413
Tax benefit deficiencies related to restricted stock expense	-	-	(426)	-	-	(426)
Other comprehensive loss:
Unrealized loss on short-term investments	-	-	-	(25)	-	(25)
Net loss	-	-	-	-	(159,606)	(159,606)

Total comprehensive loss						(159,631)

BALANCE, December 31, 2011	35,612	$36	$207,927	$(35)	$(143,068)	$64,860

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$(159,606)	$12,346	$4,752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	10,177	11,778	10,540
Goodwill and long-lived asset impairment	112,904	-	-
Loss (gain) on disposal of fixed assets	181	29	(11)
Lease incentives	2,223	-	-
Provision for adjustments to accounts receivable and doubtful accounts	1,244	851	1,596
Provision for excess and obsolete inventory	158	203	1,063
Tax benefits from stock-based compensation	-	(1,543)	(871)
Non cash compensation related to stock options and restricted stock	6,530	9,496	8,724
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	20,043	(6,516)	(5,998)
Income tax receivable	(5,421)	(1,892)	(980)
Deferred income taxes	414	849	914
Inventories	(97)	(167)	(372)
Prepaid expenses and other assets	58	259	(507)
Accounts payable and accrued liabilities	(2,355)	(949)	(384)

Net cash provided by (used in) operating activities	(13,547)	24,744	18,466

Investing activities:
Acquisition of Avot Media, net of cash received	-	(675)	-
Acquisition of Core Mobility, Inc., net of cash received	-	143	(6,907)
Capital expenditures	(13,431)	(6,312)	(4,809)
Cash proceeds from the disposal of fixed assets	-	-	31
Sale (purchase) of short-term investments	16,172	(23,418)	(8,706)

Net cash provided by (used in) investing activities	2,741	(30,262)	(20,391)

Financing activities:
Tax benefits from stock-based compensation	-	1,543	871
Cash received from stock sale for employee stock purchase plan	413	-	-
Cash received from exercise of stock options	12	7,254	1,665

Net cash provided by financing activities	425	8,797	2,536

Net increase (decrease) in cash and cash equivalents	(10,381)	3,279	611
Cash and cash equivalents, beginning of period	17,856	14,577	13,966

Cash and cash equivalents, end of period	$7,475	$17,856	$14,577

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$700	$5,776	$6,612

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless software products includes a wide range of client and server applications that manage voice and data communications and connectivity across 3G, 4G and Wi-Fi networks. We sell these products and services to many of the world’s leading mobile network operators, original equipment manufacturers (“OEM”), device manufacturers and enterprise businesses. The proliferation of mobile broadband technology is providing new opportunities for our products and services on a global basis. When broadband network technologies, such as EVDO, UMTS/HSPA, Wi-Fi, LTE and WiMAX, are combined with new mobile devices such as Smartphones, Tablet computers, Netbooks and emerging Machine-to-Machine (“M2M”) devices, many new challenges emerge in the areas of connectivity, reliability, security, performance, cost of ownership, and ease-of-use. Our core technologies are designed to address these emerging mobile challenges, helping our customers to save money while capitalizing on new revenue opportunities.

Our products operate on a wide range of device platforms, including Windows, Mac, UNIX, Linux, iOS, Android, Windows Mobile, Symbian and Java platforms. Our patented compression technologies are utilized within various Smith Micro enterprise and consumer products, providing efficient data delivery and storage across a number of platforms. In addition to our wireless and mobility software, our innovative line of productivity and graphics products is distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers.

The underlying philosophy common to all of our products is our desire to improve the user experience and optimize resources for our customers. These objectives are delivered through the combination of quality engineering, standards-based innovation, and unmatched software integration expertise. We have over 30 years of experience in the design, engineering, and commercial deployment of mobile software products around the world.

Basis of Presentation

The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.

Foreign Currency Transactions

The Company has international operations resulting from acquisitions over the past several years. The countries in which the Company has a subsidiary or branch office in are Sweden, Hong Kong, Serbia, the United Kingdom, and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss

(measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

Significant Concentrations

For the year ended December 31, 2011, three customers, each accounting for over 10% of revenues, made up 54.9% of revenues and 63% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 4% of accounts payable. For the year ended December 31, 2010, three customers, each accounting for over 10% of revenues, made up 66.3% of revenues and

78% of accounts receivable, and five suppliers, each with more than 10% of inventory purchases, totaled 5% of accounts payable. For the year ended December 31, 2009, four customers, each accounting for over 10% of revenues, made up 65.7% of revenues and 75% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 3% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2011 and 2010, bank balances totaling approximately $3.3 million and $17.6 million, respectively, were uninsured.

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

Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2011, our net inventory balance of $0.3 million consisted of $0.2 million of assembled products and $0.1 million of components. At December 31, 2010, our net inventory balance of $0.4 million consisted of $0.2 million of assembled products and $0.2 million of components.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

The Company recorded an impairment charge against certain improvements in the amount of $5.3 million for the year ended December 31, 2011. Please see “Impairment or Disposal of Long-Lived Assets,” below.

In-Process Research and Development

In 2009, we capitalized $1.0 million of IPR&D costs related to our acquisition of Core Mobility in accordance with accounting standards that became effective in 2009. This IPR&D project was completed during the fourth quarter of 2010. Amortization commenced in 2011.

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

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired this asset during fiscal year 2011. As such, there will be no future amortization expense recorded for this impaired asset.

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in previous acquisitions was calculated on a straight line basis over various useful lives.

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired these assets during fiscal year 2011. As such, there will be no future amortization expense recorded for these impaired assets.

Impairment of Goodwill and Intangible Assets

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

During the period ended September 30, 2011, the Company concluded that a sustained decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole. The triggering events that led us to this conclusion were:

•	Revenues - declined for the third consecutive quarter.
•	New product launches – although we were in trials for several of our new products, as of September 30, 2011 we had not realized any revenues from these new products.
•	Profitability – declined for the third consecutive quarter.
•	Stock price – had remained at depressed prices.

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

The following table sets forth the change in the carrying amount of goodwill balances as of December 31, 2011 and 2010 (in thousands):

	Wireless	Productivity & Graphics	Total
Balance as of December 31, 2010	$84,616	$9,615	$94,231
Impairment losses	(84,616)	(9,615)	(94,231)

Balance as of December 31, 2011	$-	$-	$-

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

As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. As a result of this analysis, the Company recognized a long-lived asset impairment charge of $18.7 million in the fiscal quarter ended September 30, 2011 which was allocated to the intangible assets of $13.4 million and $5.3 million to equipment and improvements, primarily related to our leasehold improvements. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

The following table sets forth the change in the carrying amount of intangible asset balances as of December 31, 2011 and 2010 (in thousands):

	Wireless	Productivity& Graphics	Total
Balance as of December 31, 2010	$17,136	$2,323	$19,459
Accumulated amortization	(5,306)	(778)	(6,084)
Impairment losses	(11,830)	(1,545)	(13,375)

Balance as of December 31, 2011	$-	$-	$-

Deferred Rent and Other Long-Term Liabilities

The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents, lease incentives included in deferred rent, the Pennsylvania Opportunity Grant liability and deferred revenue beyond one year.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $1.2 million, $2.0 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capitalized Software and Amortization

We capitalized internally developed software and software purchased from third parties if the related software product under development had reached technological feasibility or if there were alternative future uses for the purchased software as required by FASB ASC Topic No. 985-20, Software-Costs of Software to be Sold, Leased, or Marketed. These costs were amortized on a product-by-product basis, typically over an estimated life of five to seven years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluated on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceeded its net realizable value was written off.

As a result of our goodwill and long-lived asset impairment analysis, we have fully impaired these assets during fiscal year 2011. As such, there will be no future amortization expense recorded for these impaired assets.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $0.7 million, $0.9 million, and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	($159,606)	$12,346	$4,752

Denominator:
Weighted average shares outstanding - basic	35,617	34,204	32,438

Potential common shares - options (treasury stock method)	-	411	459

Weighted average shares outstanding - diluted	35,617	34,615	32,897

Shares excluded (anti-dilutive)	126	-	-

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,561	1,950	2,496

Net income (loss) per common share:
Basic	($4.48)	$0.36	$0.15

Diluted	($4.48)	$0.36	$0.14

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220). The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company has adopted ASU No. 2011-8 and its adoption did not have an impact on its consolidated results of operations and financial condition as the Company elected the option to bypass the qualitative assessment and proceed directly to performing step one of the goodwill impairment test for the period ended September 30, 2011. The Company recorded a goodwill impairment charge of $94.2 million for the period ended September 30, 2011.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For the Company, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing its implementation of this new guidance, but it will not have a material impact on the consolidated financial statements.

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

3. Restructuring

In July 2011, we announced that our Chicago facility would be permanently closed as of September 30, 2011 and resulted in charges of $1.0 million recorded in the third quarter of fiscal year 2011. In October 2011, we announced a material Restructuring Plan that was approved by our Board of Directors resulting in charges of $2.2 million in the fourth quarter of fiscal year 2011. This Restructuring Plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions that will amount to approximately 20% of the Company’s worldwide workforce. The Restructuring Plan is expected to be implemented primarily during the fourth quarter of the Company’s 2011 fiscal year. Of the total charges, all but approximately $0.4 million will be cash expenditures.

The following is the activity in our restructuring liability account which is included in Accrued liabilities line item on the balance sheet for the year ended December 31, 2011 (in thousands):

	December 31, 2010				December 31, 2011
	Balance	Provision	Usage	Reclass	Balance
One-time employee termination benefits	$ -	$2,230	($1,129)	$ -	$1,101
Lease/rental terminations	-	558	(110)		448
Relocation, move, other expenses	-	396	(284)	4	116

Total	$ -	$3,184	($1,523)	$ 4	$1,665

$1.2 million of the remaining balance of the restructuring liability account is estimated to be used during the fiscal quarter ending March 31, 2012, with the remainder to be used by the end of the fiscal year 2012.

Subsequent to December 31, 2011, but before the filing of this Form 10-K, we undertook an additional restructuring that includes a further reduction of headcount of 7-8% and other cost reductions that will result in annualized savings of approximately $7.0M. One-time employee termination and other costs will result in additional restructuring expenses of approximately $0.3-0.4 million to be recorded in the fiscal quarter ending March 31, 2012.

4. Balance Sheet Details

Short-Term Investments

Available-for-sale securities with contractual maturities of less than 12 months were as follows (in thousands):

	December 31, 2011			December 31, 2010
		Amortized	Net unrealized		Amortized	Net unrealized
	Fair value	cost basis	loss	Fair value	cost basis	loss
Corporate notes, bonds and paper	$31,180	$31,217	$(33)	$39,691	$39,704	$(8)
Government securities	7,317	7,321	(2)	15,003	15,007	(2)

Total	$38,497	$38,538	$(35)	$54,694	$54,711	$(10)

There was $1,000 of realized losses recognized in interest and other income for the year ended December 31, 2011. There were no realized gains (losses) recognized in interest and other income for the years ended December 31, 2010 and 2009.

Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of December 31, 2011 and 2010 (in thousands except useful life data):

		December 31, 2011					December 31, 2010
				Net book
	Useful life (years)		Accumulated	value before	Impairment	Net book		Accumulated	Net book
		Gross	amortization	impairment	Charge	value	Gross	amortization	value
Amortizing:
Purchased technology	1-3	$7,347	$(6,783)	$564	$(564)	$-	$7,347	$(5,344)	$2,003
In process R&D	2	990	(248)	742	(742)	-	990	(62)	928
Capitalized software	1-7	23,846	(17,673)	6,173	(6,173)	-	23,846	(15,336)	8,510
Customer lists	3-5	1,484	(1,461)	23	(23)	-	1,484	(1,328)	156
Database	10	182	(70)	112	(112)	-	182	(56)	126
Trademarks	5-10	926	(605)	321	(321)	-	926	(537)	389
Trade names	1-7	2,121	(1,506)	615	(615)	-	2,121	(1,208)	913
Non-compete	2	21	(18)	3	(3)	-	21	(13)	8
Customer relationships	4-7	11,130	(6,308)	4,822	(4,822)	-	11,130	(4,704)	6,426

Totals		$48,047	$(34,672)	$13,375	$(13,375)	$-	$48,047	$(28,588)	$19,459

Aggregate amortization expense on intangible assets was $6.1 million, $8.9 million, and $8.8 million for the years ended December 31, 2011, 2010, and 2009 respectively. There is no future amortization expense on these intangible assets due to the recorded impairment.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2011	2010
Computer hardware, software, and equipment	$16,277	$10,368
Leasehold improvements	6,283	6,237
Office furniture and fixtures	1,712	1,055

	24,272	17,660
Less accumulated depreciation and amortization	(8,790)	(6,037)

Equipment and improvements, net	$15,482	$11,623

Depreciation and amortization expense on equipment and improvements was $4.1 million, $2.9 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009 respectively.

The Company recorded an impairment charge against certain leasehold improvements in the amount of $5.3 million for the year ended December 31, 2011. Please see Note 1 above, “Impairment or Disposal of Long-Lived Assets.”

Other Assets

These are primarily office rent deposits.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,

	2011	2010
Salaries and benefits	$4,417	$6,731
Restructuring	1,665	-
Earnouts/holdbacks	1,210	1,210
Royalties and revenue sharing	326	416
Marketing expenses, rebates and other	23	87

Total accrued liabilities	$7,641	$8,444

5. Income Taxes

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(6,844)	$3,071	$3,662
State	190	652	1,215
Foreign	311	54	65

Total current	(6,343)	3,777	4,942

Deferred:
Federal	(873)	943	2,734
State	1,713	(82)	22
Foreign	-	-	-
Excess tax benefits related to stock based compensation	-	1,543	871
Tax deficiencies related to restricted stock expense	(426)	(15)	(66)
Purchase accounting adjustment - Core Mobility	-	-	(1,765)
Other adjustments	-	(1)	-

Total deferred	414	2,388	1,796

Total provision	$(5,929)	$6,165	$6,738

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the profit before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35%	35%	35%
State tax, net of federal benefit	4	5	7
Equity compensation	-	3	13
R&D tax credit	-	(5)	(4)
Goodwill impairment	(5)	-	-
Other	-	(5)	8
Change in valuation allowance	(30)	-	-

	4%	33%	59%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current
Various reserves	$369	$366
Nondeductible accruals	1,661	1,208
Deferred state taxes	-	228
Prepaid expenses	(96)	(127)
Other	25	(27)
Equity compensation	-	917
Valuation allowance	(1,951)	-
Total Current	$8	$2,565
Non- current
Credit carryforwards	4,223	1,201
Net operating loss carryforwards	11,286	659
State tax	-	(591)
Fixed assets	1,695	(850)
Amortization	35,252	(53)
Identifiable intangibles acquired	(2,288)	(2,258)
Equity based compensation	978	165
Other	83	-
Valuation allowance	(51,239)	-
Total Non-current	$(10)	$(1,727)

The Company has federal and state net operating loss carryforwards of approximately $22.0 million and $57.8 million, respectively, at December 31, 2011, to reduce future cash payments for income taxes. Of the $22.0 million of NOL carryforwards at December 31, 2011, $0.5 million relates to the excess tax benefits from employee restricted stock. Equity will be increased by $0.5 million if and when such excess tax benefits are ultimately realized. These federal net operating loss carryforwards will expire from 2025 through 2031 and state net operating loss carryforwards will expire 2015 through 2031. The Company also had $0.6 million of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $3.6 million and $1.0 million, respectively, at December 31, 2011. These tax credits will begin to expire in 2027.

At December 31, 2011 and 2010, respectively, the Company had unrecognized tax benefits of approximately $0.3 million and zero, including interest and penalties, respectively.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company is in a three-year historical cumulative loss as of the end of fiscal 2011. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2011 (as described above), and after consideration of the Company’s three-year cumulative loss position as of December 31, 2011, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million during the year ended December 31, 2011.

The Company’s gross unrecognized tax benefits as of December 31, 2011 and the changes in those balances are as follows (in thousands):

Tax Year Ending
2011
Beginning Balance	$-
Increases for tax positions for current year	162
Increases/(Decreases) in tax positions for the prior year	162
Lapse in statute of limitations	-
Settlements	-
Other	-
Change in valuation allowance	-
Gross Unrecognized tax benefits, ending balance	$324

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2008 through 2010 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2008 tax year. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2011, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

6. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,	Operating
2012	$2,840
2013	2,870
2014	2,484
2015	2,381
2016	2,126
Beyond	8,101

Total	$20,802

Total rent expense was $2.8 million, $2.5 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As a condition of our new lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carries with it an obligation, or commitment, to employ at least 232 people within a three-year time period. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the Deferred rent and other long-term liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies.

Litigation

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current and past officers and directors on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief.　 On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel.　 On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss has been set for May 21, 2012. We intend to vigorously defend against the claims advanced.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers.　 Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel. A hearing on the pending motion has been set for March 1, 2012.　 We expect the state court to consolidate the State Derivative Actions and to appoint lead counsel, and we expect plaintiffs to thereafter file an amended shareholder derivative complaint. On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated two of the Federal Derivative Actions and appointed co-lead counsel for plaintiffs, and we expect the federal court to issue an order consolidating all of the Federal Derivative Actions. On January 27, 2012, plaintiffs filed their amended shareholder derivative complaint. Collectively, the State Derivative Actions and the Federal Derivative Actions are referred to as the “Derivative Actions.”　 The shareholder derivative complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law.　 In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock.　 Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures.　 We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the shareholder derivative complaints in the Derivative Actions.

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

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2011	2010	2009
Wireless	$48,711	$118,684	$89,420
Productivity & Graphics	8,816	11,399	17,014
Corporate/Other	240	418	845

Total revenues	57,767	130,501	107,279
Cost of revenues	13,761	15,507	15,486

Gross profit	$44,006	$114,994	$91,793

Revenues to three customers (Sprint, Verizon Wireless and AT&T) and their respective affiliates in the Wireless business segment accounted for 24.8%, 18.4% and 11.7%, respectively, of the Company’s total revenues for the fiscal year 2011. In 2010, our three largest customers (Verizon Wireless, Sprint and AT&T) accounted for 40.1%, 13.9% and 12.3%, respectively, of our total revenues. In 2009, our four largest customers (Verizon Wireless, Dell, Sprint and AT&T) accounted for 32.8%, 12.2%, 10.4% and 10.3%, respectively, of our total revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

The following table shows the goodwill and intangible assets by each business unit (in thousands):

	December 31, 2011	December 31, 2010
Goodwill	$-	$84,616
Intangibles-net	-	17,136

Total Wireless	-	101,752

Goodwill	-	9,615
Intangibles-net	-	2,323

Total Productivity & Graphics	-	11,938

Total	$-	$113,690

Geographical Information

During the years ended December 31, 2011, 2010 and 2009, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Americas	$51,784	$121,495	$99,172
EMEA	3,171	7,117	4,402
Asia Pacific	2,812	1,889	3,705

Total revenues	$57,767	$130,501	$107,279

The Company does not separately allocate specific assets to these geographic locations.

8. Profit Sharing

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9. Stock-Based Compensation

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

Valuation of Stock Option and Restricted Stock Awards

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $1.16, $2.97 and $3.23, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2011, 2010 and 2009, respectively, using the Black-Scholes option pricing model, were as follows:

	Year ended December 31,
	2011	2010	2009
Assumptions
Risk-free interest rate (average)	0.2%	0.3%	0.5%
Expected dividend yield	-	-	-
Weighted average expected life (years)	1	1	1
Volatility (average)	73.0%	72.0%	71.0%
Forfeiture rate	-	-	-

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

Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2011, a total of 70,000 shares of restricted stock, with a total value of $0.4 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 0.9 million shares of restricted stock, with a total value of $8.4 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

Valuation of ESPP

The Company’s first offering period began October 1, 2010 and ended March 31, 2011 and a total of 43,335 shares were purchased on March 31, 2011 with a fair value of $3.98 per share. The Company’s second six-month offering period began on April 1, 2011 and ended on September 30, 2011 and a total of 52,762 shares were purchased in the offering period with a fair value of $3.61 per share. The third period began October 1, 2011 and will end March 31, 2012 and have a fair value of $0.69 per share. The fair values are estimated at the beginning of each offering period using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Assumptions	Offering Period Ended March 31, 2011	Offering Period Ended September 30, 2011	Offering Period Ending March 31, 2012
Risk-free interest rate (average)	0.18%	0.12%	0.50%
Expected dividend yield	-	-	-
Weighted average expected life (years)	0.5	0.5	0.5
Volatility (average)	72.0%	72.0%	105.0%

Compensation Costs

Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Cost of revenues	$31	$101	$184
Selling and marketing	1,922	2,529	2,498
Research and development	1,198	2,505	2,514
General and administrative	3,379	4,361	3,528

Total non-cash stock compensation expense	$6,530	$9,496	$8,724

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $1.5 million, $2.1 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2011 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2008	4,289	$10.94

(2,481 options exercisable at a weighted average exercise price of $9.31)
Granted (weighted average fair value of $3.23)	25	$11.59
Exercised	(414)	$4.02
Cancelled	(364)	$14.56

Outstanding as of December 31, 2009	3,536	$11.29

(2,754 options exercisable at a weighted average exercise price of $10.55)
Granted (weighted average fair value of $2.97)	20	$10.51
Exercised	(760)	$9.55
Cancelled	(90)	$13.80

Outstanding as of December 31, 2010	2,706	$11.69	$-

(2,545 options exercisable at a weighted average exercise price of $11.54)
Granted (weighted average fair value of $1.16)	25	$4.07
Exercised	(7)	$1.77
Cancelled	(557)	$14.04

Outstanding as of December 31, 2011	2,167	$11.03	$-

Exercisable as of December 31, 2011	2,167	$11.03	$-

Vested and expected to vest at December 31, 2011	2,167	$11.03	$-

During the year ended December 31, 2011, options to acquire 7,000 shares were exercised resulting in cash proceeds to the Company of $12,000. The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 was $1.16. For the year ended December 31, 2011, there is no remaining unrecognized compensation costs related to non-vested stock options granted under the Plan. At December 31, 2011, there were 2.2 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

Additional information regarding options outstanding as of December 31, 2011 is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable (in thousands)	Weighted average exercise price

$0.24 - $4.00	154	2.2	$1.62	154	$1.62
$4.01 - $6.00	452	3.7	$4.93	452	$4.93
$6.01 - $12.00	149	5.4	$8.57	149	$8.58
$12.01 - $14.00	767	5.1	$12.63	767	$12.63
$14.01 - $16.00	457	5.2	$15.17	457	$15.17
$16.01 - $19.00	188	5.3	$18.70	188	$18.70

	2,167	4.7	$11.03	2,167	$11.03

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2011, and the activity during years ended therein, are as follows (in thousands):

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2008	998	$7.82

Granted	1,031	$5.06
Vested	(472)	$7.17
Cancelled	(142)	$5.26

Unvested at December 31, 2009	1,415	$6.28

Granted	933	$8.27
Vested	(679)	$6.50
Cancelled and forfeited	(65)	$9.25

Unvested at December 31, 2010	1,604	$7.23

Granted	1,000	$8.86
Vested	(823)	$7.40
Cancelled and forfeited	(426)	$7.81

Unvested at December 31, 2011	1,355	$3.21

10. Comprehensive Income

Comprehensive income includes unrealized gains and losses on short-term investments of corporate notes, bonds, and commercial paper and U.S. government agency and government sponsored enterprise debt and equity securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$(159,606)	$12,346	$4,752
Change in unrealized gain (loss) on investments, after tax	(25)	(8)	(71)

Total comprehensive income (loss)	$(159,631)	$12,338	$4,681

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

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2011 and 2010 are as follows (in thousands, except per share data):

	Year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$17,791	$16,105	$12,632	$11,239
Gross profit	$14,015	$12,545	$8,933	$8,513
Operating (loss)	$(13,012)	$(13,046)	$(127,983)	$(11,625)
Net (loss)	$(7,753)	$(7,847)	$(134,481)	$(9,525)

Net (loss) per share, basic (1)	$(0.22)	$(0.22)	$(3.76)	$(0.27)

Weighted average shares outstanding, basic	35,263	35,775	35,728	35,696

Net (loss) per share, diluted (1)	$(0.22)	$(0.22)	$(3.76)	$(0.27)

Weighted average shares outstanding, diluted	35,263	35,775	35,728	35,696

	Year ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$29,862	$31,357	$34,008	$35,274
Gross profit	$26,130	$27,392	$30,237	$31,235
Operating income	$2,906	$3,682	$5,862	$5,931
Net income	$1,592	$1,885	$3,094	$5,775

Net income per share, basic (1)	$0.05	$0.06	$0.09	$0.17

Weighted average shares outstanding, basic	33,730	34,264	34,274	34,540

Net income per share, diluted (1)	$0.05	$0.05	$0.09	$0.16

Weighted average shares outstanding, diluted	34,176	34,781	34,736	35,111

(1)

Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2011

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for accounts receivable (1):
2011	$855	$1,244	$(717)	$1,382
2010	1,045	851	(1,041)	855
2009	1,204	1,596	(1,755)	1,045
Allowance for excess and obsolete inventory:
2011	$558	$158	$(299)	$417
2010	1,221	203	(866)	558
2009	404	1,063	(246)	1,221

(1)	Allowances are for retail return reserves, marketing development funds and doubtful accounts.

S-1