Form 10-Q
period 2012-03-31
SMITH MICRO SOFTWARE INC
filed 2012-05-04
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012 there were 36,122,952 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2012	December 31, 2011
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$16,167	$7,475
Short-term investments	21,410	38,497
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $1,121 (2012) and $1,382 (2011)	8,531	8,525
Income tax receivable	7,941	8,293
Inventories, net of reserves for excess and obsolete inventory of $436 (2012) and $417 (2011)	256	309
Prepaid expenses and other current assets	776	1,138
Deferred tax asset	8	8

Total current assets	55,089	64,245
Equipment and improvements, net	14,422	15,482
Other assets	219	214

Total assets	$69,730	$79,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,986	$3,181
Accrued liabilities	7,262	7,641
Deferred revenue	944	703

Total current liabilities	10,192	11,525
Non-current liabilities:
Long-term liabilities	3,408	3,546
Deferred tax liability	10	10

Total non-current liabilities	3,418	3,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 36,123,317 and 35,611,976 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	208,835	207,927
Accumulated comprehensive deficit	(152,751)	(143,103)

Total stockholders’ equity	56,120	64,860

Total liabilities and stockholders’ equity	$69,730	$79,941

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues	$10,114	$17,791
Cost of revenues	2,195	3,776

Gross profit	7,919	14,015
Operating expenses:
Selling and marketing	4,592	8,362
Research and development	7,104	11,680
General and administrative	5,504	6,985
Restructuring expenses	334	—

Total operating expenses	17,534	27,027

Operating loss	(9,615)	(13,012)
Interest and other income, net	23	43

Loss before provision for income taxes	(9,592)	(12,969)
Provision for income tax expense (benefit)	90	(5,216)

Net loss	$(9,682)	$(7,753)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	40	7
Income tax expense related to items of other comprehensive income	6	3

Other comprehensive income, net of tax	34	4

Comprehensive loss	$(9,648)	$(7,749)

Net loss per share:
Basic and diluted	$(0.27)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	35,590	35,263

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit	Total

	Shares	Amount
BALANCE, December 31, 2011	35,612	$36	$207,927	$(143,103)	$64,860

Exercise of common stock options	6	—	10	—	10
Non cash compensation recognized on stock options and ESPP	—	—	16	—	16
Restricted stock grants, net of cancellations	590	—	1,162	—	1,162
Cancellation of shares for payment of withholding tax	(5)	—	(6)	—	(6)
Employee stock purchase plan (ESPP)	45	—	55	—	55
Shares repurchased and cancelled	(125)	—	(329)	—	(329)
Comprehensive loss	—	—	—	(9,648)	(9,648)

BALANCE, March 31, 2012 (unaudited)	36,123	$36	$208,835	$(152,751)	$56,120

See accompanying notes to the unaudited consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(9,682)	$(7,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,115	2,736
Provision for doubtful accounts and other adjustments to accounts receivable	419	193
Provision for excess and obsolete inventory	19	26
Excess tax benefits from stock-based compensation	—	(284)
Non-cash compensation related to stock options and restricted stock	1,178	2,107
Change in operating accounts:
Accounts receivable	(425)	4,809
Income tax receivable	352	—
Deferred taxes	—	(5,540)
Inventories	34	(8)
Prepaid expenses and other assets	357	(237)
Accounts payable and accrued liabilities	(1,477)	1,694

Net cash used in operating activities	(8,110)	(2,257)

Investing activities:
Capital expenditures	(55)	(6,561)
Proceeds from (purchase of) short-term investments	17,121	(1,985)

Net cash provided by (used in) investing activities	17,066	(8,546)

Financing activities:
Excess tax benefits from stock-based compensation	—	284
Cash received from stock sale for employee stock purchase plan	55	345
Cash received from exercise of stock options	10	7
Repurchase of common stock	(329)	—

Net cash provided by (used in) financing activities	(264)	636

Net increase (decrease) in cash and cash equivalents	8,692	(10,167)
Cash and cash equivalents, beginning of period	7,475	17,856

Cash and cash equivalents, end of period	$16,167	$7,689

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$91	$224

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1.	The Company

Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage voice, data, video and connectivity over mobile broadband networks. Our primary customers are the world’s leading mobile network operators, mobile device manufacturers and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity and graphics products distributed through a variety of consumer channels worldwide.

2.	Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2012, and the related statements of comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

	Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(9,682)	$(7,753)

Denominator:
Weighted average shares outstanding - basic	35,590	35,263
Potential common shares - options (treasury stock method)	—	—

Weighted average shares outstanding - diluted	35,590	35,263

Shares excluded (anti-dilutive)	40	429

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,567	1,934

Net loss per common share:
Basic	($0.27)	($0.22)

Diluted	($0.27)	($0.22)

4.	Stock-Based Compensation

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

Valuation of Stock Option and Restricted Stock Awards

There were no stock options granted during the three months ended March 31, 2012 or March 31, 2011.

Grants of restricted stock are valued using the closing stock price on the date of grant. In the three months ended March 31, 2012, a total of 40,000 shares of restricted stock, with a total value of $0.1 million, were granted to members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.0 million shares of restricted stock, with a total value of $2.5 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

Valuation of ESPP

The Company’s six-month offering period ended March 31, 2012 resulted in 44,666 shares being purchased/granted at a fair value of $0.69 per share. The Company’s six-month offering period ended March 31, 2011 resulted in 43,335 shares being purchased/granted at a fair value of $3.98 per share. The fair values of the offerings were estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Assumptions	Offering Period Ended March 31, 2012	Offering Period Ended March 31, 2011
Risk-free interest rate (average)	.05%	.18%
Expected dividend yield	—	—
Weighted average expected life (years)	.5	.5
Volatility (average)	105.0%	72.0%

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

	Three Months Ended March 31, (unaudited)
	2012	2011
Cost of revenues	$4	$17
Selling and marketing	217	584
Research and development	186	505
General and administrative	765	1,001
Restructuring expenses	6	—

Total non-cash stock compensation expense	$1,178	$2,107

Total stock-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.1 million in the three months ended March 31, 2012 and $0.9 million in the three months ended March 31, 2011.

Stock Options

A summary of the Company’s stock options outstanding under the 2005 Plan as of March 31, 2012, and the activity during the three months then ended, are as follows:

	Shares	Weighted Ave. Exercise Price	Aggregate Intrinsic Value
	(in thousands except per share amounts)
Outstanding as of December 31, 2011	2,167	$11.03
Granted (unaudited)	—	$—
Exercised (unaudited)	(6)	$1.62
Cancelled (unaudited)	(447)	$11.72

Outstanding as of March 31, 2012 (unaudited)	1,714	$10.55	$—

Exercisable as of March 31, 2012 (unaudited)	1,714	$10.55	$—

During the three months ended March 31, 2012, options to acquire 6,042 shares were exercised with an intrinsic value of $4,000, resulting in cash proceeds to the Company of $10,000. During the three months ended March 31, 2011, options to acquire 5,688 shares were exercised with an intrinsic value of $46,000, resulting in cash proceeds to the Company of $7,000. At March 31, 2012, there were 2.8 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

Additional information regarding options outstanding as of March 31, 2012 is as follows:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable (in thousands)	Weighted average exercise price
$0.24 - $4.00	148	1.9	$1.62	148	$1.62
$4.01 - $6.00	378	3.5	$4.93	378	$4.93
$6.01 - $12.00	149	5.1	$8.57	149	$8.57
$12.01 - $14.00	559	4.9	$12.66	559	$12.66
$14.01 - $16.00	380	5.0	$15.18	380	$15.18
$16.01 - $19.00	100	5.1	$18.51	100	$18.51

	1,714	4.4	$10.55	1,714	$10.55

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of March 31, 2012, and the activity during the three months then ended, are as follows (in thousands):

Shares
Unvested at December 31, 2011	1,355
Granted (unaudited)	995
Cancelled/forfeited (unaudited)	(404)
Vested (unaudited)	(176)

Unvested at March 31, 2012 (unaudited)	1,770

5.	Fair Value of Financial Instruments

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

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2012 and December 31, 2011, bank balances totaling approximately $12.6 million and $3.3 million, respectively, were uninsured.

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

	March 31, 2012			December 31, 2011
	Fair value	Amortized cost basis	Net unrealized loss	Fair value	Amortized cost basis	Net unrealized loss
Corporate notes, bonds and paper	$16,530	$16,531	$(1)	$31,180	$31,217	$(33)
Government securities	4,880	4,880	—	7,317	7,321	(2)

Total	$21,410	$21,411	$(1)	$38,497	$38,538	$(35)

There was a de minimis amount of realized gains recognized for the three months ended March 31, 2012.

8.	Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable on the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and management estimations.

9.	Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2012, our net inventory balance consisted of approximately $0.2 million of assembled products and $0.1 million of components.

10.	Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

11.	Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our connection management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, Voicemail to Text, video content delivery and network traffic optimization solutions. Productivity & Graphics includes retail and direct sales of our compression and broad consumer-based software. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is no longer considered a strategic element of our future plans.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Wireless	$8,575	$15,981
Productivity & Graphics	1,475	1,742
Corporate/Other	64	68

Total revenues	10,114	17,791

Customer Concentration

Sales to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 25.7% of the Company’s total revenues for the three months ended March 31, 2012. Sales to four customers and their respective affiliates in the Wireless business segment accounted for 21.4%, 20.0%, 13.3% and 12.7% of the Company’s total revenues for the three months ended March 31, 2011.

Geographical Information

During the three months ended March 31, 2012 and 2011, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Americas	$8,684	$16,457
EMEA	685	860
Asia Pacific	745	474

Total Revenues	$10,114	$17,791

The Company does not separately allocate specific assets to these geographic locations.

12.	Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this guidance in this Form 10-Q.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company has implemented this guidance and its adoption has not had an impact on its consolidated results of operations and financial condition.

13.	Commitments and Contingencies

Leases

The Company leases its buildings under non-cancellable operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2012 are as follows (in thousands):

Year Ending December 31,	Operating
2012-9 months	$1,931
2013	2,612
2014	2,607
2015	2,425
2016	2,130
2017	1,787
Beyond	6,314

Total	$19,806

Rent expense under operating leases was $0.7 million for both three months ended March 31, 2012 and 2011.

As a condition of our new lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carries with it an obligation, or commitment, to employ at least 232 people within a three-year time period. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the long-term liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies.

Litigation

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current officers on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ opposition was filed on April 2, 2012, and defendants’ filed a reply on May 1, 2012. A hearing on the motion to dismiss has been set for May 21, 2012. We intend to vigorously defend against the claims advanced.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel. On February 14, 2012, the two other plaintiffs filed an opposition to this motion, and, on March 7, 2012, they filed their own motion to consolidate and appoint lead counsel. On March 29, 2012, the Court heard the motions, consolidated the three State Derivative Actions, and appointed lead counsel. On May 1, 2012, the Court held an initial Case Management Conference in the consolidated State Derivative Action, at which the Court approved the parties’ stipulation to stay the State Derivative Action pending full resolution of all motions to dismiss in the federal stockholder class action. Should the stay of the State Derivative Actions be lifted upon full resolution of all motions to dismiss in the federal stockholder class action, we expect plaintiffs to file an amended shareholder derivative complaint. On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated the first two filed Federal Derivative Actions and appointed co-lead counsel for plaintiffs. On January 9, 2012, the plaintiff for the third filed federal derivative action requested dismissal of the third filed complaint, which the federal court granted on January 11, 2012. On January 27, 2012, plaintiffs in the Federal Derivative Actions filed their consolidated shareholder derivative complaint. On March 30, 2012, defendants filed a motion to dismiss the consolidated complaint. Plaintiff’s opposition is due May 14, 2012, and defendants’ reply is due June 15, 2012. A hearing on the motion to dismiss has been set for July 16, 2012. Collectively, the State Derivative Actions and the Federal Derivative Actions are referred to as the “Derivative Actions.” The shareholder derivative complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law. In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the shareholder derivative complaints in the Derivative Actions.

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

14.	Income Taxes

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

We recorded income tax expense of $0.1 million for the three months ended March 31, 2012. We recorded an income tax benefit of $5.2 million for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 only reflects state income tax minimums and foreign income taxes since we are unable to record and utilize any income tax benefits. The effective tax rate for the three months ended March 31, 2011 was 40%, primarily due to the ability to claim income tax benefits for state and R&D tax credits.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of general and administrative expense.

In March 2011, the Internal Revenue Service began its examination of the Company’s U.S. federal tax return for the year ended December 31, 2008. The exam was completed on April 13, 2012 with no changes being made to our reported taxes.

15.	Restructuring Expenses

In October 2011, we announced a material Restructuring Plan that was approved by our Board of Directors resulting in charges of $2.2 million in the fourth quarter of fiscal year 2011. This Restructuring Plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions that will amount to approximately 20% of the Company’s worldwide workforce. The Restructuring Plan was implemented primarily during the fourth quarter of the Company’s 2011 fiscal year. Of the total charges, all but approximately $0.4 million will be cash expenditures.

In February 2012, we undertook an additional restructuring that included a further reduction of headcount of 7-8% and other cost reductions that will result in annualized savings of approximately $7.0M. One-time employee termination and other costs resulted in additional restructuring expenses of $0.3 million recorded in the period ended March 31, 2012.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended March 31, 2012 (in thousands):

	December 31, 2011			March 31, 2012
	Balance	Provision	Usage	Balance
One-time employee termination benefits	$1,101	$190	$(914)	$377
Lease/rental terminations	448	5	(262)	191
Relocation, move, other expenses	116	139	(48)	207

Total	$1,665	$334	$(1,224)	$775

Of the remaining balance in the restructuring reserve, all but $0.1 million is estimated to be used during the fiscal quarter ending June 30, 2012.

16.	Subsequent Events

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

•	those additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Sales to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 25.7% of the Company’s total revenues for the three months ended March 31, 2012. Sales to four customers and their respective affiliates in the Wireless business segment accounted for 21.4%, 20.0%, 13.3% and 12.7% of the Company’s total revenues for the three months ended March 31, 2011.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three months ended March 31, 2012 and 2011. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2012	2011

Revenues	100.0%	100.0%
Cost of revenues	21.7	21.2

Gross profit	78.3	78.8
Operating expenses:
Selling and marketing	45.4	47.0
Research and development	70.3	65.6
General and administrative	54.4	39.3
Restructuring expenses	3.3	—

Total operating expenses	173.4	151.9

Operating loss	-95.1	-73.1
Interest and other income, net	0.3	0.2

Loss before provision for income taxes	-94.8	-72.9
Income tax expense (benefit)	0.9	-29.3

Net loss	-95.7%	-43.6%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•

Wireless, which includes our connection management, mobile VPN, media and content management, device management, Push-To-Talk, Visual Voicemail, Voicemail to Text, video content delivery and network traffic optimization solutions; and

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2012	2011
Wireless	$8,575	$15,981
Productivity & Graphics	1,475	1,742
Corporate/Other	64	68

Total revenues	10,114	17,791
Cost of revenues	2,195	3,776

Gross profit	$7,919	$14,015

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

Interest and other income, net. Interest and other income are directly related to our average cash and short term investment balances during the period and vary among periods. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.

Provision for tax expense (benefit). The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. After consideration of the Company’s three year cumulative loss position as of December 31, 2011 and sources of taxable income, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million for the year ended December 31, 2011.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues. Revenues were $10.1 million and $17.8 million for the three months ended March 31, 2012 and 2011, respectively, representing a decrease of $7.7 million, or 43.2%. Wireless revenues decreased $7.4 million, or 46.3%, primarily due to lower sales of our connection manager products. Productivity & Graphics revenues decreased $0.3 million, or 15.3% due to lower sell through at large retailers. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.2 million and $3.8 million for the three months ended March 31, 2012 and 2011, representing a decrease of $1.6 million, or 41.9%. Direct product costs decreased $0.3 million primarily due to lower maintenance costs and other cost reductions. Amortization of intangibles decreased $1.3 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011.

Gross profit. Gross profit was $7.9 million, or 78.3% of revenues for the three months ended March 31, 2012, a decrease of $6.1 million, or 43.5%, from $14.0 million, or 78.8% of revenues for the three months ended March 31, 2011. The 0.5 percentage point decrease was primarily due to lower product margins of 7.7 points as a result of the decrease in revenues. Amortization of intangibles as a percentage of revenues decreased 7.2 points due to no amortization of intangibles this fiscal quarter versus the same fiscal period last year.

Selling and marketing. Selling and marketing expenses were $4.6 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively, representing a decrease of $3.8 million, or 45.1%. This decrease was primarily due to lower headcount of $2.0 million, lower third party commissions/distribution fees of $0.3 million, and other cost reductions of $0.2 million. Amortization of intangibles decreased $0.7 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $0.8 million to $0.2 million, or $0.6 million.

Research and development. Research and development expenses were $7.1 million and $11.7 million for the three months ended March 31, 2012 and 2011, respectively, representing a decrease of $4.6 million, or 39.2%. This decrease was primarily due to lower headcount of $3.9 million and less travel of $0.2 million. Amortization of intangibles decreased $0.1 million all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $0.6 million to $0.2 million, or $0.4 million.

General and administrative. General and administrative expenses were $5.5 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively, representing a decrease of $1.5 million, or 21.2%. This decrease was primarily due to lower headcount of $0.8 million partially offset by increased depreciation and amortization of leasehold improvements associated with facility expansions made last year of $0.2 million. Stock-based compensation decreased from $1.6 million to $0.7 million, or $0.9 million.

Restructuring expenses. Restructuring expenses were $0.3 million for the three months ended March 31, 2012 and were zero for the same period last year. These expenses were related to one-time termination benefits for employees of $0.2 million and expenses related to facility consolidations of $0.1 million.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended March 31, 2012, and 2011.

Provision for income tax expense (benefit). We recorded income tax expense of $0.1 million for the three months ended March 31, 2012. We recorded an income tax benefit of $5.2 million for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 only reflects state income tax minimums and foreign income taxes. For 2012, we have reserved our income tax benefit due to consecutive quarterly losses. The effective tax rate for the three months ended March 31, 2011 was 40%, primarily due to the ability to claim income tax benefits for state and R&D tax credits.

Liquidity and Capital Resources

At March 31, 2012, we had $37.6 million in cash and cash equivalents and short-term investments and $44.9 million of working capital.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the company’s discretion. During the three months ended March 31, 2012, we repurchased 125,000 shares at a cost of $0.3 million.

Capital expenditures were only $0.1 million for the three months ended March 31, 2012 versus $6.6 million for the three months ended March 31, 2011 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility last year. We currently anticipate that capital expenditures will be considerably lower in 2012 from 2011.

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

Operating activities

Net cash used by operating activities was $8.1 million for the three months ended March 31, 2012. The primary uses of operating cash were our net loss of $9.7 million, a decrease of our accounts payable and accrued expenses of $1.5 million, and an increase in our accounts receivable of $0.4 million. These were partially offset by non-cash expenses including stock-based compensation of $1.2 million, depreciation and amortization of $1.1 million, and other working capital and non-cash expense increases of $1.2 million. Net cash used by operating activities was $2.3 million for the three months ended March 31, 2011. The primary uses of operating cash were our net loss of $7.8 million, the increase of deferred tax assets of $5.5 million and other assets increasing by $0.3 million. These were partially offset by a decrease in accounts receivable of $4.8 million, non-cash expenses including depreciation and amortization of $2.7 million, stock-based compensation of $2.1 million and increases of current liabilities of $1.7 million.

Investing activities

During the three months ended March 31, 2012, we received $17.1 million from investing activities due to proceeds from our short-term investments of $17.2 million, partially offset by capital expenditures of $0.1 million. During the three months ended March 31, 2011, we used $8.5 million in investing activities due to investing in capital expenditures of $6.5 million as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility and short-term investments of $2.0 million.

Financing activities

During the three months ended March 31, 2012, we used $0.3 million for the repurchase of our common stock. During the three months ended March 31, 2011, we received $0.3 million from the stock sale for the employee stock purchase plan and $0.3 million from tax benefits related to stock-based compensation.

Contractual obligations and commercial commitments

As of March 31, 2012 we had no debt. The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$19,806	$2,579	$5,204	$4,368	$7,655
Purchase Obligations	1,743	1,743	—	—	—

Total	$21,549	$4,322	$5,204	$4,368	$7,655

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We leased approximately 21,000 square feet in Mountain View, California under a lease that was to expire on February 28, 2014, but on March 31, 2012 we moved to a new facility in Sunnyvale, California and have no further obligation on this lease as of April 1, 2012. We lease approximately 16,000 square feet in Sunnyvale, California under a lease that expires February 28, 2015. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. Internationally, we lease space in Belgrade, Serbia and Vancouver, Canada. These leases are for two to six-year terms.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2012.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At March 31, 2012, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended March 31, 2012 and 2011, our revenues denominated in foreign currencies were essentially zero and $0.2 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current officers on behalf of certain purchasers of our common stock. The complaint has been brought as a purported stockholder class action, and, in general, includes allegations that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ opposition was filed on April 2, 2012, and defendants’ filed a reply on May 1, 2012. A hearing on the motion to dismiss has been set for May 21, 2012. We intend to vigorously defend against the claims advanced.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel. On February 14, 2012, the two other plaintiffs filed an opposition to this motion, and, on March 7, 2012, they filed their own motion to consolidate and appoint lead counsel. On March 29, 2012, the Court heard the motions, consolidated the three State Derivative Actions, and appointed lead counsel. On May 1, 2012, the Court held an initial Case Management Conference in the consolidated State Derivative Action, at which the Court approved the parties’ stipulation to stay the State Derivative Action pending full resolution of all motions to dismiss in the federal stockholder class action. Should the stay of the State Derivative Actions be lifted upon full resolution of all motions to dismiss in the federal stockholder class action, we expect plaintiffs to file an amended shareholder derivative complaint. On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated the first two filed Federal Derivative Actions and appointed co-lead counsel for plaintiffs. On January 9, 2012, the plaintiff for the third filed federal derivative action requested dismissal of the third filed complaint, which the federal court granted on January 11, 2012. On January 27, 2012, plaintiffs in the Federal Derivative Actions filed their consolidated shareholder derivative complaint. On March 30, 2012, defendants filed a motion to dismiss the consolidated complaint. Plaintiff’s opposition is due May 14, 2012, and defendants’ reply is due June 15, 2012. A hearing on the motion to dismiss has been set for July 16, 2012. Collectively, the State Derivative Actions and the Federal Derivative Actions are referred to as the “Derivative Actions.” The shareholder derivative complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of state law. In general, the complaints in the Derivative Actions allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. Plaintiffs in the Derivative Actions seek unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. We intend to vigorously defend against the claims advanced in the Derivative Actions, and intend to file demurrers and/or motion(s) to dismiss the shareholder derivative complaints in the Derivative Actions.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table set forth below shows all repurchases of securities by us during the period ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1-31, 2012	—		—	—		—
Feb. 1-29, 2012	4,812	(a)	$1.28	—		—
Mar. 1-31, 2012	—		$2.61	125,000	(b)	5,000,000

Total	4,812			125,000		5,000,000

The above table includes:

(a)	Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 4,812 shares during the periods set forth in the table.
(b)	Repurchases of stock under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate the Company to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the period ended March 31, 2012, we repurchased an aggregate of 125,000 shares of common stock at a cost of $0.3 million.

Item 6.	Exhibits.

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of Smith Micro Software, Inc. dated April 25, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012).

4.1	Stockholder Rights Agreement dated as of April 24, 2012, between Smith Micro Software, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on April 25, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 4, 2012	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2012	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)