Form 10-Q
period 2012-06-30
SMITH MICRO SOFTWARE INC
filed 2012-08-03
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01-35525

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

As of July 27, 2012 there were 35,873,338 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2012	December 31, 2011
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$10,966	$7,475
Short-term investments	20,289	38,497
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $462 (2012) and $1,382 (2011)	8,385	8,525
Income tax receivable	7,687	8,293
Inventories, net of reserves for excess and obsolete inventory of $312 (2012) and $417 (2011)	236	309
Prepaid expenses and other current assets	1,554	1,138
Deferred tax asset	8	8

Total current assets	49,125	64,245
Equipment and improvements, net	13,181	15,482
Other assets	181	214

Total assets	$62,487	$79,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,720	$3,181
Accrued liabilities	6,392	7,641
Deferred revenue	1,172	703

Total current liabilities	9,284	11,525
Non-current liabilities:
Long-term liabilities	3,363	3,546
Deferred tax liability	10	10

Total non-current liabilities	3,373	3,556
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 35,873,338 and 35,611,976 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	209,373	207,927
Accumulated comprehensive deficit	(159,579)	(143,103)

Total stockholders’ equity	49,830	64,860

Total liabilities and stockholders' equity	$62,487	$79,941

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,171	$16,105	$20,285	$33,896
Cost of revenues	1,796	3,560	3,991	7,336

Gross profit	8,375	12,545	16,294	26,560
Operating expenses:
Selling and marketing	3,954	7,097	8,546	15,459
Research and development	6,173	11,316	13,277	22,996
General and administrative	5,149	7,178	10,653	14,163
Restructuring expense (income)	(77)	—	257	—

Total operating expenses	15,199	25,591	32,733	52,618

Operating loss	(6,824)	(13,046)	(16,439)	(26,058)
Interest and other income, net	31	42	54	85

Loss before provision for income taxes	(6,793)	(13,004)	(16,385)	(25,973)
Provision for income tax expense (benefit)	32	(5,157)	122	(10,373)

Net loss	(6,825)	(7,847)	(16,507)	(15,600)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	(3)	(8)	37	(1)
Income tax expense (benefit) related to items of other comprehensive income (expense)	—	(3)	6	—

Other comprehensive income (expense), net of tax	(3)	(5)	31	(1)

Comprehensive loss	$(6,828)	$(7,852)	$(16,476)	$(15,601)

Net loss per share:
Basic and diluted	$(0.19)	$(0.22)	$(0.46)	$(0.44)

Weighted average shares outstanding:
Basic and diluted	36,045	35,775	35,818	35,520

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit	Total
	Shares	Amount
BALANCE, December 31, 2011	35,612	$36	$207,927	$(143,103)	$ 64,860

Exercise of common stock options	14	—	11	—	11
Non cash compensation recognized on stock options and ESPP	—	—	30	—	30
Restricted stock grants, net of cancellations	589	—	2,124	—	2,124
Cancellation of shares for payment of withholding tax	(12)	—	(21)	—	(21)
Employee stock purchase plan (ESPP)	45	—	55	—	55
Shares repurchased and cancelled	(375)	—	(753)	—	(753)
Comprehensive loss	—	—	—	(16,476)	(16,476)

BALANCE, June 30, 2012 (unaudited)	35,873	$36	$209,373	$(159,579)	$49,830

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(16,507)	$(15,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,218	5,812
Loss on disposal of fixed assets	161	102
Lease incentives	—	2,223
Provision for doubtful accounts and other adjustments to accounts receivable	585	308
Provision for excess and obsolete inventory	33	63
Excess tax benefits from stock-based compensation	—	(157)
Non-cash compensation related to stock options and restricted stock	2,154	3,976
Change in operating accounts:
Accounts receivable	(445)	17,433
Income tax receivable	606	(176)
Deferred taxes	—	(10,613)
Inventories	40	(19)
Prepaid expenses and other assets	(383)	(786)
Accounts payable and accrued liabilities	(2,445)	(2,316)

Net cash provided by (used in) operating activities	(13,983)	250

Investing activities:
Capital expenditures	(78)	(11,332)
Sales of short-term investments	18,239	9,809

Net cash provided by (used in) investing activities	18,161	(1,523)

Financing activities:
Excess tax benefits from stock-based compensation	—	157
Cash received from stock sale for employee stock purchase plan	55	345
Cash received from exercise of stock options	11	12
Repurchase of common stock	(753)	—

Net cash provided by (used in) financing activities	(687)	514

Net increase (decrease) in cash and cash equivalents	3,491	(759)
Cash and cash equivalents, beginning of period	7,475	17,856

Cash and cash equivalents, end of period	$10,966	$17,097

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$100	$262

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2012, and the related statements of comprehensive loss for the three and six months ended June 30, 2012 and the related cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(6,825)	$(7,847)	$(16,507)	$(15,600)

Denominator:
Weighted average shares outstanding—basic	36,045	35,775	35,818	35,520
Potential common shares—options (treasury stock method)	—	—	—	—

Weighted average shares outstanding—diluted	36,045	35,775	35,818	35,520

Shares excluded (anti-dilutive)	18	209	25	348

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,483	1,970	1,364	1,848

Net loss per common share:
Basic	($0.19)	($0.22)	($0.46)	($0.44)

Diluted	($0.19)	($0.22)	($0.46)	($0.44)

4. Stock-Based Compensation

Stock Plans

During the six months ended June 30, 2012, the Company granted options to purchase 20,000 shares of common stock and 1.0 million shares of restricted stock, with a total value of $2.6 million. This cost will be amortized over a period of 12 to 48 months.

As of June 30, 2012 there were 3.0 million shares available for future grants under the 2005 Plan.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock, or 1,000 shares, for any calendar year. Additionally, no more than 1,000,000 shares may be purchased under the plan. Shares purchased under the plan are valued using a Black-Scholes valuation model.

The Company’s six-month offering period ended March 31, 2012 resulted in 44,666 shares being purchased/granted at a fair value of $0.69 per share. The next six-month offering period began on April 1, 2012 and will end on September 30, 2012. These shares will have a fair value of $0.93 per share.

Stock Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. Restricted stock is valued using the closing stock price on the date of the grant. Options are valued using a Black-Scholes valuation model.

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Cost of revenues	$2	$5	$6	$22
Selling and marketing	222	511	439	1,095
Research and development	195	344	381	850
General and administrative	557	1,009	1,322	2,009
Restructuring expense	—	—	6	—

Total non-cash stock compensation expense	$976	$1,869	$2,154	$3,976

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.1 million and $0.4 million in the three months ended June 30, 2012 and 2011, respectively. The cash payment of income taxes related to grants of restricted stock totaled $0.2 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively.

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

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3—Unobservable inputs which are supported by little or no market activity.

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

6. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2012 and December 31, 2011, bank balances totaling approximately $5.7 million and $3.3 million, respectively, were uninsured.

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

	Fair value	June 30, 2012 Amortized cost basis	Net unrealized loss	Fair value	December 31, 2011 Amortized cost basis	Net unrealized loss
Corporate notes, bonds and paper	$13,532	$13,533	$(1)	$31,180	$31,217	$(33)
Government securities	6,757	6,760	(3)	7,317	7,321	(2)

Total	$20,289	$20,293	$(4)	$38,497	$38,538	$(35)

There was a de minimis amount of realized gains recognized for the three months and six months ended June 30, 2012.

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

9. Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2012, our net inventory balance consisted of approximately $0.1 million of assembled products and $0.1 million of components.

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

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues ..

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Wireless	$8,731	$13,808	$17,306	$29,789
Productivity & Graphics	1,395	2,232	2,870	3,974
Corporate/Other	45	65	109	133

Total revenues	$10,171	$16,105	$20,285	$33,896

Customer Concentration Information

Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 39.9% and 15.6% of the Company’s total revenues for the three months ended June 30, 2012. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.8%, 18.4% and 11.4% of the Company’s total revenues for the three months ended June 30, 2011. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 36.0% and 20.6% of the Company’s total revenues for the six months ended June 30, 2012. Revenues to four customers and their respective affiliates in the Wireless business segment accounted for 23.1%, 19.2%, 12.1% and 11.3% of the Company’s total revenues for the six months ended June 30, 2011.

Geographical Information

During the three and six months ended June 30, 2012 and 2011, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Americas	$8,308	$14,475	$16,992	$30,932
Asia Pacific	1,110	663	1,855	1,137
EMEA	753	967	1,438	1,827

Total Revenues	$10,171	$16,105	$20,285	$33,896

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

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2012 are as follows (in thousands):

Year Ending December 31,	Operating
2012-6 months	$1,290
2013	2,612
2014	2,607
2015	2,425
2016	2,129
2017	1,787
Beyond	6,314

Total	$19,164

Rent expense under operating leases for the three months ended June 30, 2012 and 2011 was $0.6 million and $0.8 million, respectively. Rent expense under operating leases for the six months ended June 30, 2012 and 2011 was $1.4 million and $1.4 million, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten year lease term.

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

Litigation

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current officers on behalf of certain purchasers of our common stock. The complaint was brought as a purported stockholder class action, and, in general, included allegations that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff sought unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, defendants filed a motion to dismiss the consolidated amended complaint. On April 2, 2012, plaintiffs filed an opposition, and on May 1, 2012, defendants filed a reply. On May 21, 2012, the Court granted defendants’ motion to dismiss without prejudice and afforded plaintiffs leave to amend their complaint. Co-lead plaintiffs did not file an amended complaint, and instead agreed to dismiss the action with prejudice. On July 19, 2012, the parties stipulated to dismiss the action with prejudice, with each side to bear its own attorney’s fees and costs. The stipulation fully, finally and forever releases defendants from any and all claims asserted by co-lead plaintiffs in the federal class action. The Court has not yet entered an order.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the "State Derivative Actions"). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel. On February 14, 2012, the two other plaintiffs filed an opposition to this motion, and, on March 7, 2012, they filed their own motion to consolidate and appoint lead counsel. On March 29, 2012, the Court heard the motions, consolidated the three State Derivative Actions, and appointed lead counsel. On May 1, 2012, the Court held an initial Case Management Conference in the consolidated State Derivative Actions, at which the Court approved the parties’ stipulation to stay the State Derivative Actions pending full resolution of all motions to dismiss in the federal stockholder class action. Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the State Derivative Actions with prejudice. The Court has not yet entered an order.

On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated the first two filed Federal Derivative Actions and appointed co-lead counsel for plaintiffs. On January 9, 2012, the plaintiff for the third filed federal derivative action requested dismissal of the third filed complaint, which the federal court granted on January 11, 2012. On January 27, 2012, plaintiffs in the Federal Derivative Actions filed their consolidated shareholder derivative complaint. On March 30, 2012, defendants filed a motion to dismiss the consolidated complaint. On May 24, 2012, the parties filed a stipulation to temporarily defer prosecution of the Federal Derivative Actions pending final resolution of all motions to dismiss in the related federal stockholder class action. On June 5, 2012, the Court entered an Order deferring prosecution of the action pursuant to the parties’ stipulation. Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the Federal Derivative Actions with prejudice. The Court has not yet entered an order.

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

We recorded income tax expense of $32,000 and $0.1 million for the three and six months ended June 30, 2012, respectively. Income tax expense for 2012 only reflects state income tax minimums and foreign income taxes since we are unable to record and utilize any income tax benefits. We recorded an income tax benefit of $5.2 million and $10.4 million for the three and six months ended June 30, 2011, respectively. The effective tax rate for 2011 of 40% was primarily due to the ability to claim income tax benefits/credits on current and past tax returns.

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

In February 2012, we undertook an additional restructuring that included a further reduction of headcount of 7-8% and other cost reductions that will result in annualized savings of approximately $7.0M. One-time employee termination and other costs resulted in additional restructuring expenses of $0.3 million recorded in the period ended March 31, 2012. For the three month period ended June 30, 2012, we returned to profit $0.1 million of the restructuring reserve as a result of lower one-time employee termination benefits and relocation expenses.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended June 30, 2012 (in thousands):

	December 31, 2011			June 30, 2012
	Balance	Provision	Usage	Balance
One-time employee termination benefits	$1,101	$144	$(1,152)	$93
Lease/rental terminations	448	14	(374)	88
Relocation, move, other expenses	116	99	(215)	—

Total	$1,665	$257	$(1,741)	$181

The remaining balance in the restructuring reserve is estimated to be used during the fiscal quarter ending September 30, 2012.

16. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company's common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

17. Subsequent Events

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

Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 39.9% and 15.6% of the Company’s total revenues for the three months ended June 30, 2012. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 33.8%, 18.4% and 11.4% of the Company’s total revenues for the three months ended June 30, 2011. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 36.0% and 20.6% of the Company’s total revenues for the six months ended June 30, 2012. Revenues to four customers and their respective affiliates in the Wireless business segment accounted for 23.1%, 19.2%, 12.1% and 11.3% of the Company’s total revenues for the six months ended June 30, 2011.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2012 and 2011. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	17.7	22.1	19.7	21.6

Gross profit	82.3	77.9	80.3	78.4
Operating expenses:
Selling and marketing	38.9	44.1	42.1	45.6
Research and development	60.7	70.2	65.5	67.9
General and administrative	50.6	44.6	52.5	41.8
Restructuring expense (income)	(0.8)	0.0	1.3	0.0

Total operating expenses	149.4	158.9	161.4	155.3

Operating loss	(67.1)	(81.0)	(81.1)	(76.9)
Interest and other income, net	0.3	0.3	0.3	0.3

Loss before provision for income taxes	(66.8)	(80.7)	(80.8)	(76.6)
Provision for income tax expense (benefit)	0.3	(32.0)	0.6	(30.6)

Net loss	(67.1)%	(48.7)%	(81.4)%	(46.0)%

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

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Wireless	$8,731	$13,808	$17,306	$29,789
Productivity & Graphics	1,395	2,232	2,870	3,974
Corporate/Other	45	65	109	133

Total revenues	10,171	16,105	20,285	33,896
Cost of revenues	1,796	3,560	3,991	7,336

Gross profit	$8,375	$12,545	$16,294	$26,560

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

Restructuring expense (income). Restructuring expenses consist primarily of one-time employee termination benefits, lease and other contract terminations and costs to consolidate facilities and relocate employees.

Interest and other income, net. Interest and other income are directly related to our average cash and short term investment balances during the period and vary among periods. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.

Provision for income tax expense (benefit). The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of comprehensive loss. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. After consideration of the Company’s three year cumulative loss position as of December 31, 2011 and sources of taxable income, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million for the year ended December 31, 2011.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues. Revenues were $10.2 million and $16.1 million for the three months ended June 30, 2012 and 2011, respectively, representing a decrease of $5.9 million, or 36.8%. Wireless revenues decreased $5.1 million, or 36.8%, primarily due to lower sales of our connection manager products. Productivity & Graphics revenues decreased $0.8 million, or 37.5% due to lower sell through at large retailers and overall lower demand. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $1.8 million and $3.6 million for the three months ended June 30, 2012 and 2011, representing a decrease of $1.8 million, or 49.6%. Direct product costs decreased $0.5 million primarily due to the lower volume and cost reductions. Amortization of intangibles decreased $1.3 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011.

Gross profit. Gross profit was $8.4 million, or 82.3% of revenues for the three months ended June 30, 2012, a decrease of $4.1 million, or 33.2%, from $12.5 million, or 77.9% of revenues for the three months ended June 30, 2011. The 4.4 percentage point increase was primarily due to lower product margins of 3.4 points as a result of the decrease in revenues being offset by the amortization of intangibles that decreased as a percentage of revenues by 7.8 points due to no amortization this fiscal quarter versus the same fiscal period last year.

Selling and marketing. Selling and marketing expenses were $4.0 million and $7.1 million for the three months ended June 30, 2012 and 2011, respectively, representing a decrease of $3.1 million, or 44.3%. This decrease was primarily due to lower headcount of $1.9 million, lower third party commissions/distribution fees of $0.2 million, partially offset by higher trade shows of $0.1 million. Amortization of intangibles decreased $0.7 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $0.6 million to $0.2 million, or $0.4 million.

Research and development. Research and development expenses were $6.2 million and $11.3 million for the three months ended June 30, 2012 and 2011, respectively, representing a decrease of $5.1 million, or 45.4%. This decrease was primarily due to lower headcount of $4.4 million, less travel of $0.2 million, and less small equipment and software maintenance of $0.2 million. Amortization of intangibles decreased $0.1 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $0.4 million to $0.2 million, or $0.2 million.

General and administrative. General and administrative expenses were $5.2 million and $7.2 million for the three months ended June 30, 2012 and 2011, respectively, representing a decrease of $2.0 million, or 28.3%. This decrease was primarily due to lower legal fees of $0.6 million, lower headcount and people related cost of $0.6 million, and lower rent expense of $0.2 million. Stock-based compensation decreased from $1.2 million to $0.6 million, or $0.6 million.

Restructuring expense (income). Restructuring income was $0.1 million for the three months ended June 30, 2012 and was zero for the same period last year. We returned to profit $0.1 million of the restructuring reserve as a result of lower one-time employee termination benefits and relocation expenses.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended June 30, 2012, and 2011.

Provision for income tax expense (benefit). We recorded income tax expense of $32,000 for the three months ended June 30, 2012. We recorded an income tax benefit of $5.2 million for the three months ended June 30, 2011. The income tax expense for the three months ended June 30, 2012 only reflects state income tax minimums and foreign income taxes. For 2012, we have reserved our income tax benefit due to consecutive quarterly losses. The effective tax rate for the three months ended June 30, 2011 was 40%, primarily due to the ability to claim income tax benefits for state and R&D tax credits.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues. Revenues were $20.3 million and $33.9 million for the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $13.6 million, or 40.2%. Wireless revenues decreased $12.5 million, or 41.9%, primarily due to lower sales of our connection manager products. Productivity & Graphics revenues decreased $1.1 million, or 27.8% due to lower sell through at large retailers and overall lower demand. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $4.0 million and $7.3 million for the six months ended June 30, 2012 and 2011, representing a decrease of $3.3 million, or 45.6%. Direct product costs decreased $0.8 million primarily due to the lower volume, lower maintenance, and other cost reductions. Amortization of intangibles decreased $2.5 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011.

Gross profit. Gross profit was $16.3 million, or 80.3% of revenues for the six months ended June 30, 2012, a decrease of $10.3 million, or 38.7%, from $26.6 million, or 78.4% of revenues for the six months ended June 30, 2011. The 1.9 percentage point increase was primarily due to lower product margins of 5.5 points as a result of the decrease in revenues being offset by the amortization of intangibles that decreased as a percentage of revenues by 7.4 points due to no amortization for the six months ended June 30, 2012 versus the same fiscal period last year.

Selling and marketing. Selling and marketing expenses were $8.6 million and $15.5 million for the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $6.9 million, or 44.7%. This decrease was primarily due to lower headcount of $3.0 million, lower travel expense of $0.7 million, lower third party commissions/distribution fees of $0.5 million, and other cost reductions of $0.3 million. Amortization of intangibles decreased $1.4 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $1.5 million to $0.5 million, or $1.0 million.

Research and development. Research and development expenses were $13.3 million and $23.0 million for the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $9.7 million, or 42.3%. This decrease was primarily due to lower headcount of $8.4 million, less travel of $0.4 million, and less small equipment and software maintenance of $0.2 million. Amortization of intangibles decreased $0.1 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $1.0 million to $0.4 million, or $0.6 million.

General and administrative. General and administrative expenses were $10.7 million and $14.2 million for the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $3.5 million, or 24.8%. This decrease was primarily due to lower headcount and people related cost of $1.0 million, lower legal fees of $0.6 million, and other cost reductions of $0.4 million. Stock-based compensation decreased from $2.8 million to $1.3 million, or $1.5 million.

Restructuring expense (income). Restructuring expense was $0.3 million for the six months ended June 30, 2012 and was zero for the same period last year. The expense was primarily related to severance and relocation costs.

Interest and other income, net. Interest and other income was $0.1 million for both of the six months ended June 30, 2012, and 2011.

Income tax provision. We recorded income tax expense of $0.1 million for the six months ended June 30, 2012. We recorded an income tax benefit of $10.4 million for the six months ended June 30, 2011. The income tax expense for the six months ended June 30, 2012 only reflects state income tax minimums and foreign income taxes. For 2012, we have reserved our income tax benefit due to consecutive quarterly losses. The effective tax rate for the six months ended June 30, 2011 was 40%, primarily due to the ability to claim income tax benefits for state and R&D tax credits.

Liquidity and Capital Resources

At June 30, 2012, we had $31.3 million in cash and cash equivalents and short-term investments and $39.8 million of working capital.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company's common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

Capital expenditures were only $0.1 million for the six months ended June 30, 2012 versus $11.3 million for the six months ended June 30, 2011 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility last year. We currently anticipate that capital expenditures will be considerably lower in 2012 from 2011.

We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We are hopeful that our new products will gain market acceptance in order to increase our revenues in upcoming quarters. If our new products do not gain market acceptance, or market acceptance is slower than anticipated, then we anticipate that it will be necessary to undertake additional restructuring to lower costs to bring them more in line with actual revenues, thus slowing the usage of cash. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.

Operating activities

Net cash used in operating activities was $14.0 million for the six months ended June 30, 2012. The primary uses of operating cash were to fund our net loss of $16.5 million, and decreases in our accounts payable and accrued expenses of $2.4 million and accounts receivable of $0.4 million. These were partially offset by non-cash expenses including depreciation and amortization of $2.2 million, stock-based compensation of $2.2 million, state income tax refunds of $0.6 million, and other account adjustments of $0.3 million.

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

Investing activities

During the six months ended June 30, 2012, we were provided with $18.2 million in investing activities due to the sale of short-term investments of $18.3 million, partially offset by capital expenditures of $0.1 million.

During the six months ended June 30, 2011, we used $1.5 million in investing activities due to investing in capital expenditures of $11.3 million as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility and datacenter partially offset by the sale of short-term investments of $9.8 million.

Financing activities

During the six months ended June 30, 2012, we used $0.8 million to repurchase our common stock and received $0.1 million from the stock sale for the employee stock purchase plan.

During the six months ended June 30, 2011, we received $0.3 million from the stock sale for the employee stock purchase plan and $0.2 million from tax benefits related to stock-based compensation.

Contractual obligations and commercial commitments

As of June 30, 2012 we had no debt. The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$19,164	$2,590	$5,146	$4,219	$7,209
Purchase Obligations	1,262	1,262	—	—	—

Total	$20,426	$3,852	$5,146	$4,219	$7,209

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 16,000 square feet in Sunnyvale, California under a lease that expires February 28, 2015. We lease approximately 14,400 square feet in Chicago, Illinois under a lease that expires August 31, 2012. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. Internationally, we lease space in Belgrade, Serbia and Vancouver, Canada. These leases are for two to five-year terms.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at June 30, 2012.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At June 30, 2012, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended June 30, 2012 and 2011, our revenues denominated in foreign currencies were $0.2 million and $0.6 million, respectively. For the six months ended June 30, 2012 and 2011, our revenues denominated in foreign currencies were $0.2 million and $0.8 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current officers on behalf of certain purchasers of our common stock. The complaint was brought as a purported stockholder class action, and, in general, included allegations that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff sought unspecified monetary damages and other relief. On August 29, 2011, two prospective lead plaintiffs filed motions for appointment of lead plaintiff and for appointment of lead counsel. On October 17, 2011, the court appointed the two prospective lead plaintiffs as co-lead plaintiffs and their respective counsel as co-lead counsel. On December 15, 2011, the co-lead plaintiffs filed their consolidated amended complaint. On February 14, 2012, defendants filed a motion to dismiss the consolidated amended complaint. On April 2, 2012, plaintiffs filed an opposition, and on May 1, 2012, defendants filed a reply. On May 21, 2012, the Court granted defendants’ motion to dismiss without prejudice and afforded plaintiffs leave to amend their complaint. Co-lead plaintiffs did not file an amended complaint, and instead agreed to dismiss the action with prejudice. On July 19, 2012, the parties stipulated to dismiss the action with prejudice, with each side to bear its own attorney’s fees and costs. The stipulation fully, finally and forever releases defendants from any and all claims asserted by co-lead plaintiffs in the federal class action. The Court has not yet entered an order.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the "State Derivative Actions"). On December 23, 2011, one of the plaintiffs in the State Derivative Actions filed a motion to consolidate the State Derivative Actions and to appoint lead counsel. On February 14, 2012, the two other plaintiffs filed an opposition to this motion, and, on March 7, 2012, they filed their own motion to consolidate and appoint lead counsel. On March 29, 2012, the Court heard the motions, consolidated the three State Derivative Actions, and appointed lead counsel. On May 1, 2012, the Court held an initial Case Management Conference in the consolidated State Derivative Actions, at which the Court approved the parties’ stipulation to stay the State Derivative Actions pending full resolution of all motions to dismiss in the federal stockholder class action. Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the State Derivative Actions with prejudice. The Court has not yet entered an order.

On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in federal court (collectively, the “Federal Derivative Actions”). On December 6, 2011, the federal court consolidated the first two filed Federal Derivative Actions and appointed co-lead counsel for plaintiffs. On January 9, 2012, the plaintiff for the third filed federal derivative action requested dismissal of the third filed complaint, which the federal court granted on January 11, 2012. On January 27, 2012, plaintiffs in the Federal Derivative Actions filed their consolidated shareholder derivative complaint. On March 30, 2012, defendants filed a motion to dismiss the consolidated complaint. On May 24, 2012, the parties filed a stipulation to temporarily defer prosecution of the Federal Derivative Actions pending final resolution of all motions to dismiss in the related federal stockholder class action. On June 5, 2012, the Court entered an Order deferring prosecution of the action pursuant to the parties’ stipulation. Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the Federal Derivative Actions with prejudice. The Court has not yet entered an order.

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

In addition to the information set forth elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and the risk factor set forth below. These risks could materially affect our business, financial condition and future results, but are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We rely directly and indirectly on third-party intellectual property and licenses, which may not be available on commercially reasonable terms or at all.

Many of the Company’s products and services include third-party intellectual property, which requires licenses from those third parties directly to us or to unrelated companies which provide us with sublicenses and/or execution of services for the operation of our business. These products and services include our wireless suite of products as well as our productivity and graphics products. Based on past experience and industry practice, the Company believes such licenses generally could be obtained on reasonable terms. There is however no assurance that the necessary licenses could be obtained on acceptable terms or at all. If the Company or our third party service providers are unable to obtain or renew critical licenses on reasonable terms, we may be forced to terminate or curtail our products and services which rely on such intellectual property and our financial condition and operating results may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1-30, 2012						4,875,000
May 1-31, 2012	6,827	(a)	$1.71	196,500	(b)	4,678,500
Jun 1-30, 2012			$1.68	53,500		4,625,000

Total	6,827			250,000		4,625,000

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 6,827 shares during the periods set forth in the table.

(b) Repurchases of stock under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate the Company to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months ended June 30, 2012, we repurchased an aggregate of 250,000 shares of common stock at a cost of $0.4 million.

Item 6.	Exhibits.

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of Smith Micro Software, Inc. filed with the Delaware Secretary of State on April 25, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Smith Micro Software, Inc. filed with the Delaware Secretary of State on June 25, 2012 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2012).

4.1	Stockholder Rights Agreement dated as of April 24, 2012, between Smith Micro Software, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed with the SEC on April 25, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 3, 2012	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2012	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer (Principal Financial Officer)