Form 10-Q
period 2012-09-30
SMITH MICRO SOFTWARE INC
filed 2012-11-02
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012 there were 35,882,941 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,073	$7,475
Short-term investments	16,972	38,497
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $391 (2012) and $1,382 (2011)	9,342	8,525
Income tax receivable	7,543	8,293
Inventories, net of reserves for excess and obsolete inventory of $321 (2012) and $417 (2011)	224	309
Prepaid expenses and other current assets	1,329	1,138
Deferred tax asset	8	8

Total current assets	45,491	64,245
Equipment and improvements, net	12,277	15,482
Other assets	182	214

Total assets	$57,950	$79,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,014	$3,181
Accrued liabilities	4,699	7,641
Deferred revenue	1,867	703

Total current liabilities	8,580	11,525
Non-current liabilities:
Long-term liabilities	3,432	3,546
Deferred tax liability	10	10

Total non-current liabilities	3,442	3,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 35,883,267 and 35,611,976 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	210,276	207,927
Accumulated comprehensive deficit	(164,384)	(143,103)

Total stockholders’ equity	45,928	64,860

Total liabilities and stockholders’ equity	$57,950	$79,941

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,012	$12,632	$31,297	$46,528
Cost of revenues	2,120	3,699	6,111	11,035

Gross profit	8,892	8,933	25,186	35,493
Operating expenses:
Selling and marketing	4,062	6,456	12,608	21,915
Research and development	5,845	10,696	19,122	33,692
General and administrative	5,011	5,876	15,664	20,039
Restructuring expense (income)	(19)	984	238	984
Goodwill and long-lived asset impairment	—	112,904	—	112,904

Total operating expenses	14,899	136,916	47,632	189,534

Operating loss	(6,007)	(127,983)	(22,446)	(154,041)
Non-operating income:
Change in fair value of contingent liability	1,210	—	1,210	—
Interest and other income, net	30	13	84	98

Loss before provision for income taxes	(4,767)	(127,970)	(21,152)	(153,943)
Provision for income tax expense (benefit)	46	6,511	168	(3,862)

Net loss	(4,813)	(134,481)	(21,320)	(150,081)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	8	(48)	45	(49)
Income tax expense (benefit) related to items of other comprehensive income (expense)	—	(19)	6	(19)

Other comprehensive income (expense), net of tax	8	(29)	39	(30)

Comprehensive loss	$(4,805)	$(134,510)	$(21,281)	$(150,111)

Net loss per share:
Basic and diluted	$(0.13)	$(3.76)	$(0.59)	$(4.22)

Weighted average shares outstanding:
Basic and diluted	35,879	35,728	35,838	35,590

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	Comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2011	35,612	$36	$207,927	$(143,103)	$64,860

Exercise of common stock options	32	—	16	—	16
Non cash compensation recognized on stock options and ESPP	—	—	37	—	37
Restricted stock grants, net of cancellations	579	—	3,015	—	3,015
Cancellation of shares for payment of withholding tax	(18)	—	(32)	—	(32)
Employee stock purchase plan (ESPP)	53	—	66	—	66
Shares repurchased and cancelled	(375)	—	(753)	—	(753)
Comprehensive loss	—	—	—	(21,281)	(21,281)

BALANCE, September 30, 2012 (unaudited)	35,883	$36	$210,276	$(164,384)	$45,928

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30
	2012	2011
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(21,320)	$(150,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,321	9,078
Goodwill and long-lived asset impairment	—	112,904
Change in fair value of contingent liability	(1,210)	—
Loss on disposal of fixed assets	161	108
Lease incentives	—	2,223
Provision for doubtful accounts and other adjustments to accounts receivable	578	372
Provision for excess and obsolete inventory	41	121
Non-cash compensation related to stock options and restricted stock	3,052	5,131
Change in operating accounts:
Accounts receivable	(1,395)	20,404
Income tax receivable	750	(5,178)
Deferred taxes	—	841
Inventories	44	(72)
Prepaid expenses and other assets	(159)	(475)
Accounts payable and accrued liabilities	(1,881)	(1,150)

Net cash used in operating activities	(18,018)	(5,774)

Investing activities:
Capital expenditures	(277)	(13,100)
Sale of short-term investments	21,564	20,673

Net cash provided by investing activities	21,287	7,573

Financing activities:
Cash received from stock sale for employee stock purchase plan	66	412
Cash received from exercise of stock options	16	12
Repurchase of common stock	(753)	—

Net cash provided by (used in) financing activities	(671)	424

Net increase in cash and cash equivalents	2,598	2,223
Cash and cash equivalents, beginning of period	7,475	17,856

Cash and cash equivalents, end of period	$10,073	$20,079

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$199	$519

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2012, and the related statements of comprehensive loss for the three and nine months ended September 30, 2012 and the related cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(4,813)	$(134,481)	$(21,320)	$(150,081)

Denominator:
Weighted average shares outstanding - basic	35,879	35,728	35,838	35,590
Potential common shares - options (treasury stock method)	—	—	—	—

Weighted average shares outstanding - diluted	35,879	35,728	35,838	35,590

Shares excluded (anti-dilutive)	—	56	3	231

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,453	2,237	1,453	1,738

Net loss per common share:
Basic	($0.13)	($3.76)	($0.59)	($4.22)

Diluted	($0.13)	($3.76)	($0.59)	($4.22)

4. Stock-Based Compensation

Stock Plans

During the nine months ended September 30, 2012, the Company granted options to purchase 20,000 shares of common stock and 1.0 million shares of restricted stock, with a total value of $2.6 million. This cost will be amortized over a period of 12 to 48 months.

As of September 30, 2012 there were 3.1 million shares available for future grants under the 2005 Plan.

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

The Company’s most recent six-month offering period ended September 30, 2012 and resulted in 8,052 shares being purchased/granted at a fair value of $0.93 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Cost of revenues	$3	$5	$9	$27
Selling and marketing	212	336	651	1,431
Research and development	187	153	568	1,003
General and administrative	496	661	1,818	2,670
Restructuring expense	—	—	6	—

Total non-cash stock compensation expense	$898	$1,155	$3,052	$5,131

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.1 million for both of the three months ended September 30, 2012 and 2011. The cash payment of income taxes related to grants of restricted stock totaled $0.3 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

6. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2012 and December 31, 2011, bank balances totaling approximately $5.1 million and $3.3 million, respectively, were uninsured.

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

	September 30, 2012			December 31, 2011
		Amortized	Gross unrealized		Amortized	Gross unrealized
	Fair value	cost basis	gain(loss)	Fair value	cost basis	gain(loss)
Corporate notes, bonds and paper	$13,414	$13,409	$5	$31,180	$31,217	$(37)
Government securities	3,558	3,559	(1)	7,317	7,321	(4)

Total	$16,972	$16,968	$4	$38,497	$38,538	$(41)

There was a de minimis amount of realized gains recognized for the three months and nine months ended September 30, 2012.

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

9. Inventories

Inventories consist primarily of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2012, our net inventory balance consisted of approximately $0.1 million of assembled products and $0.1 million of components.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Wireless	$9,559	$10,211	$26,865	$40,000
Productivity & Graphics	1,411	2,365	4,281	6,339
Corporate/Other	42	56	151	189

Total revenues	$11,012	$12,632	$31,297	$46,528

Customer Concentration Information

Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 46.1% and 19.4% of the Company’s total revenues for the three months ended September 30, 2012. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 20.6% and 11.6% of the Company’s total revenues for the three months ended September 30, 2011. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 39.6% and 20.2% of the Company’s total revenues for the nine months ended September 30, 2012. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 23.5%, 19.6% and 11.9% of the Company’s total revenues for the nine months ended September 30, 2011.

Geographical Information

During the three and nine months ended September 30, 2012 and 2011, the Company operated in three geographic locations; the Americas, Asia Pacific, and EMEA (Europe, the Middle East, and Africa). Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Americas	$9,863	$11,153	$26,855	$42,085
Asia Pacific	369	816	2,224	1,953
EMEA	780	663	2,218	2,490

Total Revenues	$11,012	$12,632	$31,297	$46,528

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this guidance.

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

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2012 are as follows (in thousands):

Year Ending December 31,	Operating
2012-3 months	$645
2013	2,608
2014	2,602
2015	2,420
2016	2,125
2017	1,787
Beyond	6,314

Total	$18,501

Rent expense under operating leases for the three months ended September 30, 2012 and 2011 was $0.8 million and $0.7 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2012 and 2011 was $2.1 million and $2.2 million, respectively.

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

Litigation

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current officers on behalf of certain purchasers of our common stock. The complaint was brought as a purported stockholder class action, and, in general, included allegations that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff sought unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated amended complaint and, on May 21, 2012, the Court granted defendants’ motion to dismiss without prejudice and afforded plaintiffs leave to amend their complaint. Co-lead plaintiffs did not file an amended complaint, and instead agreed to dismiss the action with prejudice. On July 19, 2012, the parties stipulated to dismiss the action with prejudice, with each side to bear its own attorney’s fees and costs. The stipulation fully, finally and forever releases defendants from any and all claims asserted by co-lead plaintiffs in the federal class action. The Court entered the stipulation into order on August 16, 2012.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On March 29, 2012, the Court consolidated the three State Derivative Actions and appointed lead counsel. Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the State Derivative Actions with prejudice. The Court entered that stipulation into order on July 31, 2012.

On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, the matter was consolidated with two additional similar complaints that were also filed in federal court (collectively, the “Federal Derivative Actions”). Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the Federal Derivative Actions with prejudice. The Court entered that stipulation into order on July 31, 2012.

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

We recorded income tax expense of $46,000 and $0.2 million for the three and nine months ended September 30, 2012, respectively. Income tax expense for 2012 only reflects state income tax minimums and foreign income taxes since we are unable to record and utilize any income tax benefits. We recorded an income tax provision of $6.5 million and income tax benefit $3.9 million for the three and nine months ended September 30, 2011, respectively. The effective tax rate for 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of general and administrative expense.

15. Restructuring Expenses

In July 2011, we announced that our Chicago facility would be permanently closed as of September 30, 2011. In addition, we had a small reduction of headcount in other areas of the Company. In October 2011, we announced a material Restructuring Plan that was approved by our Board of Directors. This Restructuring Plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions of approximately 20% of the Company’s worldwide workforce. Since the charges for the Restructuring Plan approved on October 18, 2011 were material, we chose to start reporting these expenses separately for the three months ended September 30, 2011, and recorded a charge of $1.0 million in that period. Of the total charges, all but approximately $0.4 million would be cash expenditures.

In February 2012, we undertook an additional Restructuring Plan that included a further reduction of headcount of 7-8% and other cost reductions that would result in annualized savings of approximately $7.0 million. One-time employee termination and other costs resulted in additional restructuring expenses of $0.3 million that was recorded in the three month period ended March 31, 2012. For the six month period from April 1, 2012 through September 30, 2012, we returned to profit $0.1 million of the restructuring reserve as a result of lower one-time employee termination benefits and relocation expenses.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended September 30, 2012 (in thousands):

	December 31, 2011			September 30, 2012
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$1,101	$145	$(1,238)	$8
Lease/rental terminations	448	(12)	(436)	—
Relocation, move, other expenses	116	105	(221)	—

Total	$1,665	$238	$(1,895)	$8

The remaining balance in the restructuring reserve is estimated to be used during the fiscal quarter ending December 31, 2012.

16. Goodwill and Long-Lived Asset Impairment

During the period ended September 30, 2011, the Company concluded that a decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole. The triggering events that led us to this conclusion were:

•	Revenues - declined for the third consecutive quarter.

•	New product launches – although we were in trials for several of our new products, as of September 30, 2011 we had not realized any revenues from these new products.

•	Profitability – declined for the third consecutive quarter.

•	Stock price – remained at depressed prices.

As such, the Company performed Step 1 of the goodwill impairment test which failed, triggering Step 2. As a result of this analysis, the excess of the carrying value of goodwill was compared to the implied fair value of goodwill and resulted in an impairment loss of $94.2 million in the fiscal quarter ended September 30, 2011.

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

As a result of the $112.9 million goodwill and long-lived asset impairment charge recorded in the fiscal quarter ended September 30, 2011, there were no more goodwill or intangible assets on the balance sheet as of that date.

17. Fair Value of Contingent Liability

When we acquired Core Mobility in October 2009, we set up a pre-acquisition contingency for two milestone payments that were part of the purchase price of the business. The first milestone payment of $0.6 million was met and paid in March 2010. The second milestone payment of $1.2 million was not met and therefore not paid. The Core Mobility shareholders disputed this claim in a lawsuit which was settled in August 2012, when the plaintiffs chose not to appeal our court victory.

As a result of the litigation victory, we were no longer liable to pay this second milestone payment and the $1.2 million contingent liability was returned to profit as required by FASB ASC Topic No. 805, Business Combinations. In accordance with FASB ASC Topic No. 820, Fair Value Measurement, the fair value of this contingent liability became zero once it was determined that we did not have to pay it. The fair value of this contingent liability is as follows (in thousands):

		Fair Value Measurements Using
Description	Period Ended September 30, 2012	Quoted Prices in Acitve Markets for dentical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains
Contingent liability	$—	$—	$—	$—	$1,210

18. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the three month period ended September 30, 2012. During the nine months ended September 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

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

•

the amount of our legal expenses and our financial exposure to any adverse judgments or settlements associated with any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation; and

•	those additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Form 10-Q listed on Page 25.

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

Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 46.1% and 19.4% of the Company’s total revenues for the three months ended September 30, 2012. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 20.6% and 11.6% of the Company’s total revenues for the three months ended September 30, 2011. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 39.6% and 20.2% of the Company’s total revenues for the nine months ended September 30, 2012. Revenues to three customers and their respective affiliates in the Wireless business segment accounted for 23.5%, 19.6% and 11.9% of the Company’s total revenues for the nine months ended September 30, 2011.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2012 and 2011. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	19.3	29.3	19.5	23.7

Gross profit	80.7	70.7	80.5	76.3
Operating expenses:
Selling and marketing	36.9	51.1	40.3	47.1
Research and development	53.1	84.7	61.1	72.4
General and administrative	45.5	46.5	50.0	43.1
Restructuring expense (income)	(0.2)	7.8	0.8	2.1
Goodwill and long-lived asset impairment	—	893.8	—	242.7

Total operating expenses	135.3	1083.9	152.2	407.4

Operating loss	(54.6)	(1013.2)	(71.7)	(331.1)
Non-operating income:
Change in fair value of contingent liability	11.0	—	3.9	—
Interest and other income, net	0.3	0.1	0.2	0.2

Loss before provision for income taxes	(43.3)	(1013.1)	(67.6)	(330.9)
Provision for income tax expense (benefit)	0.4	51.5	0.5	(8.3)

Net loss	(43.7)%	(1064.6)%	(68.1)%	(322.6)%

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

•	Productivity & Graphics, which includes retail and direct sales of our compression and broad consumer-based software.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Wireless	$9,559	$10,211	$26,865	$40,000
Productivity & Graphics	1,411	2,365	4,281	6,339
Corporate/Other	42	56	151	189

Total revenues	11,012	12,632	31,297	46,528
Cost of revenues	2,120	3,699	6,111	11,035

Gross profit	$8,892	$8,933	$25,186	$35,493

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

Change in fair value of contingent liability. This is the return-to-profit of a milestone payment accrual that we did not have to pay.

Interest and other income, net. Interest and other income, net is primarily related to our average cash and short term investment balances during the period and vary among periods. Our other excess cash is invested in short term marketable equity and debt securities classified as cash equivalents.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues. Revenues were $11.0 million and $12.6 million for the three months ended September 30, 2012 and 2011, respectively, representing a decrease of $1.6 million, or 12.8%. Wireless revenues decreased $0.6 million, or 6.4%, primarily due to lower sales of our connection manager products of $3.2 million partially offset by increased revenues in our NetWise Director and visual voicemail and voicemail to text product lines of $2.6 million. Productivity & Graphics revenues decreased $1.0 million, or 40.3% due to lower sell through at large retailers and lower overall demand. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.1 million and $3.7 million for the three months ended September 30, 2012 and 2011, representing a decrease of $1.6 million, or 42.7%. Direct product costs decreased $0.3 million primarily due to the lower volume and cost reductions. Amortization of intangibles decreased $1.3 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011.

Gross profit. Gross profit was $8.9 million, or 80.7% of revenues for the three months ended September 30, 2012. This was essentially the same in dollars but the percent to revenues were 70.7% for the three months ended September 30, 2011. The 10.0 percentage point increase was primarily due to lower product margins of 0.1 points being offset by the amortization of intangibles that decreased as a percentage of revenues by 9.9 points due to no amortization this fiscal quarter versus the same fiscal period last year.

Selling and marketing. Selling and marketing expenses were $4.1 million and $6.5 million for the three months ended September 30, 2012 and 2011, respectively, representing a decrease of $2.4 million, or 37.1%. This decrease was primarily due to lower headcount of $1.2 million, lower travel of $0.3 million, and lower third party commissions/distribution fees of $0.1 million, partially offset by higher trade shows of $0.1 million. Amortization of intangibles decreased $0.7 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $0.4 million to $0.2 million, or $0.2 million.

Research and development. Research and development expenses were $5.8 million and $10.7 million for the three months ended September 30, 2012 and 2011, respectively, representing a decrease of $4.9 million, or 45.4%. This decrease was primarily due to lower headcount of $4.5 million, less small equipment of $0.2 million, and less travel of $0.1 million. Amortization of intangibles decreased $0.1 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation was $0.2 million for both three months ended September 30, 2012 and 2011.

General and administrative. General and administrative expenses were $5.0 million and $5.9 million for the three months ended September 30, 2012 and 2011, respectively, representing a decrease of $0.9 million, or 14.7%. This decrease was primarily due to headcount and other cost reductions of $0.4 million, lower depreciation $0.2 million, and a payment of a bad debt of $0.1 million. Stock-based compensation decreased from $0.7 million to $0.5 million, or $0.2 million.

Restructuring expense (income). Restructuring income was $19,000 for the three months ended September 30, 2012 to reflect reserve adjustments from estimates to actuals. Restructuring expense was $1.0 million for the three months ended September 30, 2011 related to the Chicago facility shutdown of $0.8 million and other one-time employee termination benefits of $0.2 million.

Goodwill and long-lived asset impairment. There have been no impairment charges in 2012. Goodwill and long-lived asset impairment charges of $112.9 million for the three months ended September 30, 2011 were related to goodwill of $94.2 million, intangible assets of $13.4 million, and fixed assets of $5.3 million.

Change in fair value of contingent liability. When we acquired Core Mobility in October 2009, we set up a pre-acquisition contingency for two milestone payments that were part of the purchase price of the business. The first milestone payment of $0.6 million was met and paid in March 2010. The second milestone payment of $1.2 million was not met and therefore not paid. The Core Mobility shareholders disputed this claim in a lawsuit which was settled in August 2012, when the plaintiffs chose not to appeal our court victory. As a result of the litigation victory, we were no longer liable to pay this second milestone payment and the $1.2 million contingent liability was returned to profit.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended September 30, 2012, and 2011.

Provision for income tax expense (benefit). We recorded income tax expense of $46,000 for the three months ended September 30, 2012. We recorded income tax expense of $6.5 million for the three months ended September 30, 2011. The income tax expense for the three months ended September 30, 2012 only reflects state income tax minimums and foreign income taxes. For 2012, we have reserved our income tax benefit due to consecutive quarterly losses. The effective tax rate for the three months ended September 30, 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues. Revenues were $31.3 million and $46.5 million for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $15.2 million, or 32.7%. Wireless revenues decreased $13.1 million, or 32.8%, primarily due to lower sales of our connection manager products of $17.8 million partially offset by increased revenues in our NetWise Director and visual voicemail and voicemail to text product lines of $4.7 million. Productivity & Graphics revenues decreased $2.1 million, or 32.5% due to lower sell through at large retailers and lower overall demand. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $6.1 million and $11.0 million for the nine months ended September 30, 2012 and 2011, representing a decrease of $4.9 million, or 44.6%. Direct product costs decreased $1.1 million primarily due to the lower volume, lower maintenance, and other cost reductions. Amortization of intangibles decreased $3.8 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011.

Gross profit. Gross profit was $25.2 million, or 80.5% of revenues for the nine months ended September 30, 2012, a decrease of $10.3 million, or 29.0%, from $35.5 million, or 76.3% of revenues for the nine months ended September 30, 2011. The 4.2 percentage point increase was primarily due to lower product margins of 4.0 points as a result of the decrease in revenues being more than offset by the amortization of intangibles that decreased as a percentage of revenues by 8.2 points due to no amortization for the nine months ended September 30, 2012 versus the same fiscal period last year.

Selling and marketing. Selling and marketing expenses were $12.6 million and $21.9 million for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $9.3 million, or 42.5%. This decrease was primarily due to lower headcount of $4.2 million, lower travel expense of $1.0 million, lower third party commissions/distribution fees of $0.6 million, and other cost reductions of $0.3 million. Amortization of intangibles decreased $2.1 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $1.8 million to $0.7 million, or $1.1 million.

Research and development. Research and development expenses were $19.1 million and $33.7 million for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $14.6 million, or 43.2%. This decrease was primarily due to lower headcount of $13.0 million, less travel of $0.5 million, and less small equipment and software maintenance of $0.4 million. Amortization of intangibles decreased $0.2 million as all intangibles were fully impaired at the end of the fiscal third quarter of 2011. Stock-based compensation decreased from $1.1 million to $0.6 million, or $0.5 million.

General and administrative. General and administrative expenses were $15.6 million and $20.0 million for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $4.4 million, or 21.8%. This decrease was primarily due to lower headcount and people related cost of $1.8 million, lower legal fees of $0.6 million, and other cost reductions of $0.3 million. Stock-based compensation decreased from $3.5 million to $1.8 million, or $1.7 million.

Restructuring expense (income). Restructuring expense was $0.2 million for the nine months ended September 30, 2012 primarily related to severance and relocation costs. Restructuring expense was $1.0 million for the nine months ended September 30, 2011 related to the Chicago facility shutdown of $0.8 million and other one-time employee termination benefits of $0.2 million.

Goodwill and long-lived asset impairment. There have been no impairment charges in 2012. Goodwill and long-lived asset impairment charges of $112.9 million for the nine months ended September 30, 2011 were related to goodwill of $94.2 million, intangible assets of $13.4 million, and fixed assets of $5.3 million.

Change in fair value of contingent liability. When we acquired Core Mobility in October 2009, we set up a pre-acquisition contingency for two milestone payments that were part of the purchase price of the business. The first milestone payment of $0.6 million was met and paid in March 2010. The second milestone payment of $1.2 million was not met and therefore not paid. The Core Mobility shareholders disputed this claim in a lawsuit which was settled in August 2012, when the plaintiffs chose not to appeal our court victory. As a result of the litigation victory, we were no longer liable to pay this second milestone payment and the $1.2 million contingent liability was returned to profit.

Interest and other income, net. Interest and other income was $0.1 million for both of the nine months ended September 30, 2012, and 2011.

Income tax provision. We recorded income tax expense of $0.2 million for the nine months ended September 30, 2012. We recorded an income tax benefit of $3.9 million for the nine months ended September 30, 2011. The income tax expense for the nine months ended September 30, 2012 only reflects state income tax minimums and foreign income taxes. For 2012, we have reserved our income tax benefit due to consecutive quarterly losses. The effective tax rate for the nine months ended September 30, 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

Liquidity and Capital Resources

At September 30, 2012, we had $27.0 million in cash and cash equivalents and short-term investments and $36.9 million of working capital.

In October 2012, we received a federal tax refund of $7.5 million as a result of carrying back net operating losses to our 2010 and 2009 income tax returns.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months ended September 30, 2012 we did not repurchase any shares. During the nine months ended September 30, 2012, we have repurchased 375,000 shares at a cost of $0.8 million.

Capital expenditures were only $0.3 million for the nine months ended September 30, 2012 versus $13.1 million for the nine months ended September 30, 2011 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility last year. Capital expenditures will be considerably lower in 2012 from 2011.

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

Operating activities

Net cash used in operating activities was $18.0 million for the nine months ended September 30, 2012. The primary uses of operating cash were to fund our net loss of $21.3 million, increases in our accounts payable and other accrued liabilities of $1.9 million, decreases in our accounts receivable of $1.4 million, and a non-cash change in fair value of a contingent liability of $1.2 million. These were partially offset by non-cash expenses including depreciation and amortization of $3.3 million, stock-based compensation of $3.1 million, state income tax refunds of $0.8 million, and other account adjustments of $0.6 million.

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

Investing activities

During the nine months ended September 30, 2012, we were provided with $21.3 million in investing activities due to the sale of short-term investments of $21.6 million, partially offset by capital expenditures of $0.3 million.

During the nine months ended September 30, 2011, we were provided cash of $7.6 million using our short-term investments of $20.7 million partially offset by investing in capital expenditures of $13.1 million to expand our Aliso Viejo datacenter and build out our new Pittsburgh facility and datacenter.

Financing activities

During the nine months ended September 30, 2012, we used $0.8 million to repurchase our common stock and received $0.1 million from the stock sales for the employee stock purchase plan.

We received $0.4 million in cash during the nine months ended September 30, 2011 from the stock sale for the employee stock purchase plan.

Contractual obligations and commercial commitments

As of September 30, 2012 we had no debt. The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$18,501	$2,597	$5,080	$4,062	$6,762
Purchase Obligations	1,023	1,023	—	—	—

Total	$19,524	$3,620	$5,080	$4,062	$6,762

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 16,000 square feet in Sunnyvale, California under a lease that expires February 28, 2015. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. Internationally, we lease space in Belgrade, Serbia that expires December 30, 2016 and Vancouver, Canada that expires March 31, 2014.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2012.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At September 30, 2012, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended September 30, 2012 and 2011, our revenues denominated in foreign currencies were $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2012 and 2011, our revenues denominated in foreign currencies were $0.4 million and $1.0 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 29, 2011, a complaint was filed in the U.S. District Court for the Central District of California against us and certain of our current officers on behalf of certain purchasers of our common stock. The complaint was brought as a purported stockholder class action, and, in general, included allegations that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business prospects and financial results, thereby artificially inflating the price of our common stock. The plaintiff sought unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated amended complaint and, on May 21, 2012, the Court granted defendants’ motion to dismiss without prejudice and afforded plaintiffs leave to amend their complaint. Co-lead plaintiffs did not file an amended complaint, and instead agreed to dismiss the action with prejudice. On July 19, 2012, the parties stipulated to dismiss the action with prejudice, with each side to bear its own attorney’s fees and costs. The stipulation fully, finally and forever releases defendants from any and all claims asserted by co-lead plaintiffs in the federal class action. The Court entered the stipulation into order on August 16, 2012.

On August 11, 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Orange against the Company’s directors and certain of its executive officers. Thereafter, two additional similar complaints, also styled as shareholder derivative actions, were filed in state court (collectively, the “State Derivative Actions”). On March 29, 2012, the Court consolidated the three State Derivative Actions and appointed lead counsel. Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the State Derivative Actions with prejudice. The Court entered that stipulation into order on July 31, 2012.

On September 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the Central District of California against certain of the officers and directors named in the State Derivative Actions but also against additional officers of the Company. Thereafter, the matter was consolidated with two additional similar complaints that were also filed in federal court (collectively, the “Federal Derivative Actions”). Following the stipulated dismissal of the federal stockholder class action, the parties filed, on July 30, 2012, a stipulation to dismiss the Federal Derivative Actions with prejudice. The Court entered that stipulation into order on July 31, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	—		—	—	—
Aug. 1-31, 2012	6,046		$1.76	—	—
Sep. 1-30, 2012	326		$1.65	—	—

Total	6,372	(a)		—	4,625,000	(b)

The above table includes:

(a)	Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 6,372 shares during the periods set forth in the table.

(b)	Repurchases of stock under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate the Company to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months ended September 30, 2012, we did not repurchase any shares.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 2, 2012	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2012	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)