Form 10-K
period 2012-12-31
SMITH MICRO SOFTWARE INC
filed 2013-02-20
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ] NO [ X ]

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $58,524,300 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of February 11, 2013, there were 35,873,247 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to successfully execute our business plan and control costs and expenses;
•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and
•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 10 of this report.

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

Today, Smith Micro’s mission is to help our global customers thrive in a highly complex wireless ecosystem with software solutions that:

1. Simplify mobile connectivity to reduce support costs and increase usability;

2. Optimize network and device resources for maximum performance and efficiency;

3. Enable a safe, productive wireless environment that meets enterprise standards for security, control and regulatory compliance; and

4. Engage and grow high-value relationships with end customers.

With a 30-year history of technology innovation, leadership in industry standards, quality engineering, and extensive commercial deployment experience, Smith Micro has proven its ability to evolve and capitalize on new market opportunities again and again. We were incorporated in California in November 1983, and we reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. We make our SEC filings available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K.

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

Wireless

Rapid advancements in wireless technology, including higher speed networks, intelligent connected devices and an abundance of digital content and mobile applications, are fueling the mobile broadband market. The demand for pervasive connectivity is driven by an insatiable consumer desire to access information and digital entertainment – anytime, anywhere – from smartphones, tablets, laptop computers, e-readers, gaming devices and more. While the benefits and opportunities associated with increased mobility are plenty, so are the challenges of this highly dynamic environment:

•	Wireless data services are being adopted at such a fast pace that global wireless networks cannot support them without significant investments to increase capacity and performance.

•	Operators are being marginalized by over-the-top applications and social networks as they struggle to supplement declining voice and messaging revenues with new data services.

•	Device makers face increasing pressure to differentiate their platforms and accelerate time to market while burdened by network certification requirements that differ for each wireless carrier.

•	Enterprises are challenged to mobilize their work forces and provide wireless access to business-critical information without sufficient tools to manage security, performance and costs.

•	End users must adapt to a variety of mobile platforms, a deluge of disparate mobile apps, and unreliable connection methods while learning to understand and manage costs of consuming data.

To address these challenges, Smith Micro has developed a robust wireless software portfolio comprised of three product families that help our customers connect, control and capitalize on the power of the mobile internet:

QuickLink® – software that helps users and devices connect to the mobile internet, easily and reliably while managing their data usage.

NetWise™ – policy-based control solutions for intelligently managing data traffic and devices.

CommSuite® – premium voice, video and messaging applications to capitalize on the proliferation of mobile devices and broadband data services.

Our flagship QuickLink connectivity solutions have been shipped on more than 100 million devices worldwide. This patented technology allows mobile users to easily connect a tablet, laptop or other wireless devices to cellular or Wi-Fi networks. Many of the world’s largest wireless service providers, including AT&T, Bell Canada, Bouygues, Cablevision, Orange, Sprint, T-Mobile USA, Verizon Wireless, and Vodafone, use QuickLink to provide a convenient and secure mobile connection for subscribers using their wireless data services. QuickLink helps operators reduce support costs by making connectivity consistent across device types and enabling automated diagnostics for subscriber self-care. It also provides a channel to promote new operator services that can increase average revenue per user (“ARPU”) and customer loyalty. QuickLink is also available for enterprises with mobile workforces, and the public sector, providing enhanced security and configurability across carrier, public and private networks.

NetWise traffic and device management solutions help wireless operators alleviate network congestion resulting from the explosion of mobile data services. Using NetWise, subscribers can be automatically connected to – and transparently moved between – 3G, 4G and Wi-Fi networks to ensure the best possible user experience, providing potentially significant savings in capital outlays for operators. With its unique intelligent client and policy-based server design, NetWise gives operators visibility and control over data traffic by using the power of the device to manage when and how network services are accessed. NetWise supplements existing network servers to provide end-to-end authentication and seamless network transitions, adding advanced policy controls for least-cost roaming, Quality of Service (“QoS”) management, disabling unauthorized or chatty applications, and more. NetWise solutions also facilitate Wi-Fi discoverability, provide detailed device analytics, and enable management of mobile devices over the air.

With CommSuite, Smith Micro enhances mobile communications through voice, video and messaging services like Push-to-Talk, Visual Voicemail, Voice-to-Text transcription, Video mail and more, all within a single client application. CommSuite allows operators to drive new revenues from existing voice and messaging infrastructure by simplifying usability and adding innovative features, such as talking avatars, live videocasting, and customizable user interfaces, to compete with the latest over-the-top applications. CommSuite solutions can be offered in various bundles for different market segments, with flexible billing integration that supports popular “freemium” and ad-based business models. For enterprises, CommSuite provides secure, adaptive video streaming for a variety of uses, including mobile conferencing, multi-screen viewing, mobile delivery of rights-managed content (like on-demand movies), public safety surveillance video, and more.

Beyond the advanced features within each product family, the expertise to integrate technologies across the entire portfolio is an advantage that Smith Micro uniquely brings to its customers. For example, the ability to enhance mobile communications with CommSuite Video mail can be combined with NetWise traffic management capabilities to ensure that the resulting video traffic is restricted to Wi-Fi or 4G networks. Using technology and experience acquired over 30 years, Smith Micro continues to deliver new solutions to meet new market challenges.

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

The group’s primary product offering is its line of graphic titles, in particular Poser®, Anime Studio®, Manga Studio™ and MotionArtist™. These products are aimed at digital artists of all skill levels helping them to produce professional level animations, comics, and other 2D and 3D art. Poser is the industry leading tool for 3D human figure design and animation. Anime Studio is used by both hobbyists and professional artists working for high-end animation studios like Disney, and Manga Studio is at the top of the market for comic illustration software, used by famous graphic novelists such as Dave Gibbons, the author of the Watchmen. The group is focused on pursuing adjacent markets to these graphic arts, as well as new platforms for the existing titles, such as iOS.

The secondary product line is StuffIt®, driven by its patented and patent-pending image compression, with a focus on our innovative “lossless” JPEG compression technology. StuffIt provides superior lossless compression, encryption and archiving. We have enhanced this industry-leading product’s feature set with new, online file transfer capabilities.

Products and Services

Our primary products consist of the following:

Product Groups	Products	Description
Wireless	QuickLink® Mobile	Connection management application to control, customize and automate wireless connections from PCs and Macs to WWAN and WLAN/Wi-Fi networks
	QuickLink® Mobility	Mobile VPN and connection manager targeted to enterprises with mobile workforces and the public sector
	QuickLink® Hotspot QuickLink® Zero	An application that optimizes the user-experience with billing integration, automated diagnostics, and usage metering for mobile hotspot features on Smartphones and mobile broadband devices
	QuickLink® MiTile	Connection manager for Microsoft Windows 8 devices
	QuickLink® MBIM Drivers	Customizable drivers that support the Mobile Broadband Interface Model (MBIM) standard for connecting USB devices to a variety of operating systems
	NetWise™ Director	Intelligent traffic management for data offload and seamless, secure network transitions between 3G/4G/Wi-Fi
	NetWise™ Passport	Application-based controls over wireless network access to protect against unauthorized or chatty apps
	NetWise™ SmartSpot	Wi-Fi discoverability, promotion and automated authentication
	NetWise™ DM Suite	Management platform for mobile device provisioning and configuration
	CommSuite® PTT	A push-to-talk data service that uses a mobile Internet connection to send and receive “walkie-talkie” style calls
	CommSuite® VVM	Visual Voicemail (VVM) delivered directly to a mobile phone app and managed like email
	CommSuite® VTT	Voice-to-Text (VTT) transcription of voicemail and voice SMS messages
	CommSuite® VIDIO	Adaptive streaming of video content to support mobile viewing across laptops, tablets, phones, TVs, and more.
	CommSuite® VIDIOcast and VIDIOmail	Delivery of live or pre-recorded video messages captured on mobile devices and available via web link with no client application required
Productivity & Graphics	Poser®	A solution for creating 3D character art and animations
	Anime Studio®	An animation tool for professionals and digital artists
	Manga Studio™	A solution for creating manga and comic art
	MotionArtist ™	A solution for creating interactive presentations
	StuffIt Deluxe®	Patented, lossless compression solution for documents and media

Marketing and Sales Strategy

Because of our broad product portfolio and deep device integration experience, we are able to leverage technologies across a wide range of platforms and operating systems to quickly bring to market innovative solutions that meet the evolving needs of our customers. We continue to offer flexible, performance-based business models that align with our customers’ needs to create new revenue opportunities and differentiate their products and services among their competitors.

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

Focus on High-Growth Markets. We continue to focus on wireless connectivity and communications solutions taking advantage of enhanced 4G networks developed by wireless carriers and an increasing availability of rich media and multi-media enabled Smartphones, Tablets, eReaders and other emerging cellular and Wi-Fi devices.

Expand our Customer Base. In addition to introducing new products to current customers, we are growing our domestic and international business through sales to new carriers and device manufacturers, as well as increased penetration of the enterprise market, with particular focus on hospitality and public safety vertical markets.

Selectively Pursue Partnerships and Acquisitions of Complementary Products and Services. We continue to pursue partnerships and acquisition opportunities that will enhance our portfolio, help us enter complementary markets, and extend our geographic reach. We will leverage partnerships with technology providers and systems integrators to further our penetration into new markets and deliver more comprehensive solutions to our customers.

Revenues to two customers (Sprint and Verizon Wireless) and their respective affiliates in the Wireless business segment accounted for 40.7% and 20.5%, respectively, of the Company’s total revenues for the fiscal year 2012. In 2011, our three largest customers (Sprint, Verizon Wireless and AT&T) accounted for 24.8%, 18.4% and 11.7%, respectively, of our total revenues. In 2010, our three largest customers (Verizon Wireless, Sprint and AT&T) accounted for 40.1%, 13.9% and 12.3%, respectively, of our total revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, via email, live chat and by telephone. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $24.8 million, $41.7 million, and $42.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Many existing and potential carrier and OEM customers have the resources to develop products that compete directly with our products. These customers may discontinue the purchase of our products. Our future performance is substantially dependent upon the extent to which existing carrier and OEM customers elect to purchase software from us rather than design and develop their own software.

Proprietary Rights and Licenses

Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology and intellectual property, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2012, we owned 64 issued U.S. patents and have 52 U.S. patent applications that are currently pending. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.

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

In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we currently use to protect and enforce all of our proprietary rights and intellectual property rights may not be adequate. Moreover, our competitors may independently develop competitive technology similar to ours. We also license technology on a non-exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or such third party technologies become subject to claims directed to or against the third party technologies used by us, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.

Employees

As of December 31, 2012, we had a total of 337 employees within the following departments: 202 in engineering, 74 in sales and marketing, 33 in operations and customer support and 28 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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

A substantial majority of our revenue is derived from sales of our wireless software products. Revenues from sales of our core connection management product have recently declined and may continue to decline in future quarters due to shifts in technology, particularly the inclusion of connectivity in the operating system of new devices and decline in sales of USB hardware by wireless carriers. We have developed new products which address these shifts in technology, but revenues from these products have not been able to offset the decreases in our core connection management product revenues. There can be no guarantee that our revenues will stabilize or increase in future years.

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

Because we sell primarily to large carriers and OEMs, there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2012, Sprint and Verizon Wireless comprised of 40.7 and 20.5%, of our total revenues, respectively. Because of our customer concentration, our largest customers may have significant pricing power over us. Furthermore, a substantial decrease in sales to any of our largest customers could materially affect our revenues and profitability. Additionally, these customers are not the end-users of our products. If any of these customers’ efforts to market their products which incorporate our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

In addition, in October 2012, Softbank agreed to acquire an approximately 70% ownership position in Sprint Nextel, and the parent company of T-Mobile USA agreed to combine T-Mobile and MetroPCS Communications. These transactions are each subject to regulatory review and approval. If approved, these transactions could further intensify the competitive pressures that we face. Furthermore, the proposed transactions could cause delays or cancellations of planned purchases of our products and services by these carriers, particularly if there are proposed changes or uncertainties in the future management, product offerings and technical specifications of these carriers.

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

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft, Google and Apple operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.

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

If the adoption of and investments in new networking and 4G technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. For example, our Enterprise products allow our customers to update mobile devices from a home office and incorporate technology that provides a mechanism to allow for efficient firmware updates for mobile devices. In addition, we have introduced new high-speed networking and 4G products, but the pace of the market introduction of such technologies is uncertain. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of these new technologies, and on the continued adoption and use of mobile data services by end-users.

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

Many of the Company’s products and services include third-party intellectual property, which requires licenses from those third parties directly to us or to unrelated companies which provide us with sublicenses and/or execution of services for the operation of our business. These products and services include our wireless suite of products as well as our productivity and graphics products. The Company has historically been able to obtain such licenses on reasonable terms. There is however no assurance that in the future the necessary licenses could be obtained on acceptable terms or at all. If the Company or our third party service providers are unable to obtain or renew critical licenses on reasonable terms, we may be forced to terminate or curtail our products and services which rely on such intellectual property and our financial condition and operating results may be materially adversely affected.

If we fail to continue to establish and maintain strategic relationships with mobile device manufacturers, wireless carriers and network infrastructure manufacturers, market acceptance of our products and our profitability may suffer.

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

The ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results.

Our operations and performance depend significantly on economic conditions in the United States and worldwide. The U.S. and global economic outlook remain uncertain, primarily due to the European sovereign debt crisis, weakness in U.S. discretionary consumer spending and uncertainties regarding mandated tax increases and government spending cuts (referred to as the “fiscal cliff”), the slowing economy in China and volatile oil prices. A general weakening of, and related decline of confidence in, the U.S. and global economies or the curtailment in government or corporate spending could make it difficult for current or potential wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. These and other economic factors could adversely affect demand for our products and services and our financial condition and operating results, and may require us to record additional charges related to restructuring costs and/or the impairment of long-lived assets.

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

Our operating income or loss may continue to change due to shifts in our sales mix and increased spending on our research and development.

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

It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	our ability to meet our headcount hiring commitment to the state of Pennsylvania;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

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

If our market capitalization remains low for an extended period of time, additional investment analysts who follow our stock may drop their coverage of the Company, which could reduce interest in our stock by institutional investors and reduce liquidity of our shares.

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

Security and privacy breaches in our systems may damage client relations and inhibit our growth.

The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:

•	Cause our clients to lose confidence in our solutions;

•	Harm our reputation;

•	Expose us to liability; and

•	Increase our expense from potential remediation costs.

While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential clients.

Interruptions or delays in service from data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from data center hosting facilities. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their on-demand services and adversely affect our renewal rates and our ability to attract new customers.

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

Internationally, we lease space in Belgrade, Serbia that expires December 30, 2016 and Vancouver, Canada that expires March 31, 2014.

Item 3. LEGAL PROCEEDINGS

The Company is and may become involved in various legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by NASDAQ are set forth below for the periods indicated.

	High	Low

YEAR ENDED DECEMBER 31, 2012:
First Quarter	$2.87	$1.14
Second Quarter	2.37	1.46
Third Quarter	2.16	1.49
Fourth Quarter	1.89	1.10

YEAR ENDED DECEMBER 31, 2011:
First Quarter	$17.03	$7.90
Second Quarter	9.49	3.94
Third Quarter	4.22	1.45
Fourth Quarter	1.73	0.96

On February 11, 2013, the closing sale price for our common stock as reported by NASDAQ was $1.70.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Stock Performance Graph

The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

The graph covers the period from December 31, 2007 through December 31, 2012. The graph assumes that $100 was invested in our common stock on December 31, 2007, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/07	12/08	12/09	12/10	12/11	12/12

Smith Micro Software, Inc.	100.00	65.64	108.03	185.83	13.34	17.71
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
S&P MidCap Application Software	100.00	63.66	91.94	126.77	127.46	149.02

Holders

As of February 11, 2013, there were approximately 169 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fiscal year 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1-31, 2012	-		-	-	-
Feb. 1-29, 2012	4,812		$1.28	-	-
Mar. 1-31. 2012	-		$2.61	125,000	4,875,000
Apr. 1-30, 2012	-		-	-	4,875,000
May 1-31, 2012	6,857		$1.71	196,500	4,678,500
Jun. 1-30, 2012	-		$1.68	53,500	4,625,000
July 1-31, 2012	-		-	-	4,625,000
Aug. 1-31, 2012	6,046		$1.76	-	4,625,000
Sep. 1-30, 2012	326		$1.65	-	4,625,000
Oct. 1-31, 2012					4,625,000
Nov. 1-30, 2012					4,625,000
Dec. 1-31, 2012	5,280		$1.65		4,625,000

Total	23,321	(a)		375,000	4,625,000	(b)

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 23,321 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of comprehensive income data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of comprehensive income data presented below for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Comprehensive Income Data (in thousands, except per share data):
Revenues	$43,329	$57,767	$130,501	$107,279	$98,424
Cost of revenues	8,448	13,761	15,507	15,486	20,108

Gross profit	34,881	44,006	114,994	91,793	78,316
Operating expenses:
Selling and marketing	16,666	26,594	29,708	24,999	24,814
Research and development	24,767	41,711	42,759	36,530	30,811
General and administrative	20,211	25,279	24,146	19,155	19,990
Restructuring expenses	238	3,184	-	-	-
Goodwill and long-lived asset impairment	-	112,904	-	-	-

Total operating expenses	61,882	209,672	96,613	80,684	75,615

Operating income (loss)	(27,001)	(165,666)	18,381	11,109	2,701
Non-operating income:
Change in fair value of contingent liability	1,210	-	-	-	-
Interest and other income, net	94	131	130	381	739

Income (loss) before provision for income taxes	(25,697)	(165,535)	18,511	11,490	3,440
Provision for income tax expense (benefit)	(234)	(5,929)	6,165	6,738	4,172

Net income (loss)	(25,463)	(159,606)	12,346	4,752	(732)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available- for-sale securities	33	(24)	(14)	(118)	103
Income tax expense (benefit) related to items of other comprehensive income (expense)	6	1	(6)	(47)	34

Other comprehensive income (expense), net of tax	27	(25)	(8)	(71)	69

Comprehensive income (loss)	$(25,436)	$(159,631)	$12,338	$4,681	$(663)

Net income (loss) per share:
Basic	$(0.71)	$(4.48)	$0.36	$0.15	$(0.02)

Diluted	$(0.71)	$(4.48)	$0.36	$0.14	$(0.02)

Weighted average shares:
Basic	35,849	35,617	34,204	32,438	30,978

Diluted	35,849	35,617	34,615	32,897	30,978

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data (in thousands):
Total assets	$54,395	$79,941	$234,892	$205,934	$176,995
Total liabilities	11,733	15,081	16,627	17,955	11,591
Accumulated comprehensive earnings (deficit)	(168,539)	(143,103)	16,528	4,190	(491)
Total stockholders’ equity	$42,662	$64,860	$218,265	$187,979	$165,404

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: deriving revenues from a small number of products; our dependence upon the large carrier customers for a significant portion of our revenues; potential fluctuations in quarterly results; potential further impairments of long-lived assets; our failure to successfully compete; changes in technology; our entry into new markets; failure of our customers to adopt new technologies; loss of key personnel; failure to maintain strategic relationships with device manufacturers; failure of our products to achieve broad acceptance; uncertainty and volatility of current global economic conditions; our failure to successfully integrate acquisitions; undetected software defects; our failure to protect intellectual property; exposure to intellectual property claims; security and privacy breaches in our systems or interruptions or delays in the services we provide which could damage client relations; our inability to raise more funds to meet our capital needs; being delisted from NASDAQ; and doing business internationally.

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

For the year ended December 31, 2012, revenues to two customers and their respective affiliates in the Wireless business segment accounted for 40.7% and 20.5% of the Company’s total revenues and 78% of accounts receivable. For the year ended December 31, 2011, revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 18.4% and 11.7% of the Company’s total revenues and 63% of accounts receivable. For the year ended December 31, 2010, revenues to three customers and their respective affiliates in the Wireless business segment accounted for 40.1%, 13.9% and 12.3% of the Company’s total revenues and 78% of accounts receivable.

Results of Operations

The following table sets forth certain consolidated statement of comprehensive income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2012	2011	2010

Revenues	100.0%	100.0%	100.0%
Cost of revenues	19.5	23.8	11.9

Gross profit	80.5	76.2	88.1
Operating expenses:
Selling and marketing	38.5	46.0	22.8
Research and development	57.2	72.2	32.8
General and administrative	46.6	43.8	18.4
Restructuring expenses	0.5	5.5	-
Goodwill and long-lived asset impairment	-	195.5	-

Total operating expenses	142.8	363.0	74.0

Operating income (loss)	(62.3)	(286.8)	14.1
Non-operating income:
Change in fair value of contingent liability	2.8	-	-
Interest and other income, net	0.2	0.2	0.1

Income (loss) before provision for income taxes	(59.3)	(286.6)	14.2
Provision for income tax expense (benefit)	(0.5)	(10.3)	4.7

Net income (loss)	(58.8)%	(276.3)%	9.5%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink, NetWise and CommSuite family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser, Anime Studio, Manga Studio, MotionArtist and StuffIt.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Wireless	$36,963	$48,711	$118,684
Productivity & Graphics	6,175	8,816	11,399
Corporate/Other	191	240	418

Total revenues	43,329	57,767	130,501
Cost of revenues	8,448	13,761	15,507

Gross profit	$34,881	$44,006	$114,994

“Corporate/Other” refers to the consulting portion of our services sector which has been de-emphasized and is not considered a strategic element of our future plans.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues. Revenues of $43.3 million for fiscal year 2012 decreased $14.5 million, or 25.0%, from $57.8 million for fiscal year 2011. Wireless revenues of $36.9 million decreased $11.8 million, or 24.1%, primarily due to lower sales of our base business connection manager products to our carrier customers of $15.5 million and PC OEM customers of $3.2 million, partially offset by higher sales of our CommSuite products of $3.9 million and NetWise products of $3.0 million. Productivity & Graphics sales decreased $2.6 million, or 30.0%, primarily due to lower sell through at large retailers and lower overall demand. Corporate/Other sales decreased $0.1 million as we continue to de-emphasize this business. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. We have launched new wireless products and services, but they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues of $8.4 million for fiscal year 2012 decreased $5.4 million, or 38.6%, from $13.8 million for fiscal year 2011. Amortization of intangibles decreased $3.8 million due to the impairment charge we recorded for these assets in fiscal year 2011. There was no amortization of intangibles in fiscal year 2012. Direct product costs decreased $1.6 million primarily due to cost reductions.

Gross profit. Gross profit of $34.9 million or 80.5% of revenues for fiscal year 2012 decreased $9.1 million, or 20.7%, from $44.0 million, or 76.2% of revenues for fiscal year 2011. The 4.3 percentage point increase in gross profit was primarily due to no amortization of intangibles in fiscal year 2012 of 6.5 points, partially offset by lower product margins of 2.2 points as a result of the lower revenues not absorbing our fixed overhead costs.

Selling and marketing. Selling and marketing expenses of $16.7 million for fiscal year 2012 decreased $9.9 million, or 37.3%, from $26.6 million for fiscal year 2011. This decrease was primarily due to lower personnel related expenses of $5.8 million and lower third party commissions and advertising costs of $0.8 million. Amortization of intangibles decreased $2.1 million due to the impairment charge we recorded for these assets in fiscal year 2011. There was no amortization of intangibles in fiscal year 2012. Stock-based compensation decreased from $2.1 million to $0.9 million.

Research and development. Research and development expenses of $24.8 million for fiscal year 2012 decreased $16.9 million, or 40.6%, from $41.7 million for fiscal year 2011. Personnel related, travel and supplies and equipment expenses decreased $16.1 million. Stock-based compensation decreased from $1.4 million to $0.8 million, or $0.6 million. Amortization of purchased technologies decreased $0.2 million due to the impairment charge we recorded for these assets in fiscal year 2011. There was no amortization of purchased technologies in fiscal year 2012.

General and administrative. General and administrative expenses of $20.2 million for fiscal year 2012 decreased $5.0 million, or 20.0%, from $25.2 million for fiscal year 2011. This decrease was primarily due to personnel related expenses of $1.8 million, lower outside legal and accounting fees of $0.7 million, and other cost reductions of $0.6 million. Stock-based compensation expense decreased from $4.3 million to $2.4 million, or $1.9 million.

Restructuring expenses. Restructuring expenses of $0.2 million for fiscal year 2012 were related to one-time employee termination and other costs as a result of headcount reductions. Restructuring expenses of $3.2 million for fiscal year 2011 were related to the Chicago facility shutdown of $0.8 million, the Sweden facility shutdown of $0.8 million and other one-time employee termination and other costs in the U.S. of $1.6 million

Goodwill and long-lived asset impairment. There were no impairment charges in fiscal year 2012. Goodwill and long-lived asset impairment charges of $112.9 million for fiscal year 2011 were related to goodwill of $94.2 million, intangible assets of $13.4 million, and fixed assets of $5.3 million.

Change in fair value of contingent liability. When we acquired Core Mobility in October 2009, we established a pre-acquisition contingency made up of two milestone payments that were part of the purchase price of the business. The first milestone was met and $0.6 million was paid in March 2010. The second milestone was not met and therefore not paid. The Core Mobility shareholders disputed the second milestone in a lawsuit which was found in our favor in August 2012. The plaintiffs chose not to appeal the decision. As a result, we have reduced the contingent liability of $1.2 million to its fair value of $0 at December 31, 2012.

Interest and other income, net. Interest and other income, net was $0.1 million for both fiscal year 2012 and 2011.

Provision for income tax expense (benefit). We recorded an income tax benefit of $0.2 million for fiscal year 2012 related to state R&D tax credits of $0.7 million, partially offset by state and foreign income taxes of $0.5 million. We recorded an income tax benefit of $5.9 million for fiscal year 2011. The effective tax rate for fiscal year 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

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

Interest and other income, net. Interest and other income, net was $0.1 million for both fiscal year 2011 and 2010.

Provision for income tax expense (benefit). We recorded an income tax benefit of $5.9 million for fiscal year 2011 and a tax provision of $6.2 million for fiscal year 2010. The effective tax rate for fiscal year 2011 was impacted by the valuation allowance and carryback of losses to offset taxable income in prior years.

Liquidity and Capital Resources

At December 31, 2012, we had $32.2 million in cash and cash equivalents and short-term investments and $34.8 million of working capital.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the fiscal year 2012 we repurchased 375,000 shares at a cost of $0.8 million.

Capital expenditures were only $0.3 million for the fiscal year 2012 versus $13.4 million for the fiscal year 2011 as we expanded our Aliso Viejo datacenter and built out our new Pittsburgh facility in 2011.

We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. We are hopeful that our new products will gain market acceptance in order to increase our revenues in upcoming quarters. If our new products do not gain market acceptance, or market acceptance is slower than anticipated, then we anticipate that it will be necessary to undertake additional restructuring to lower costs to bring them more in line with actual revenues, thus slowing the use of cash. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure that such financing will be available to us at commercially reasonable terms or at all.

Operating Activities

In 2012, net cash used in operations was $12.8 million primarily due to our net loss adjusted for depreciation, amortization, non-cash stock-based compensation, and inventory and accounts receivable reserves of $17.0 million, a decrease of accounts payable and accrued liabilities of $2.2 million, and an increase in accounts receivable of $1.5 million. This usage was partially offset by a decrease of income taxes receivable of $7.6 million and a decrease in prepaid and other assets of $0.3 million.

In 2011, net cash used in operations was $13.5 million primarily due to our net loss adjusted for goodwill and long-lived asset impairments, depreciation, amortization, non-cash stock-based compensation, deferred income taxes and inventory and accounts receivable reserves of $28.0 million, an increase of income taxes receivable of $5.4 million and a decrease in accounts payable and accrued liabilities of $2.3 million. This usage was partially offset by a decrease in accounts receivable of $20.0 million and lease incentives of $2.2 million.

In 2010, net cash provided by operations was $24.7 million primarily due to our net income adjusted for depreciation, amortization, non-cash stock-based compensation, deferred income taxes and inventory and accounts receivable reserves of $34.0 million and a decrease in prepaid expenses of $0.3 million. These increases were partially offset by an increase of accounts receivable due to our increased revenue of $6.5 million, an increase in income tax receivable of $1.9 million and an increase of all other net assets of $1.2 million.

Investing Activities

In 2012, cash provided by investing activities of $24.9 million was due to the sale of short-term investments of $25.2 million, partially offset by capital expenditures of $0.3 million.

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

Financing Activities

In 2012, cash used in financing activities of $0.7 million was due to the repurchase of our common stock of $0.8 million which was partially offset by cash received from the sale of stock for our employee stock purchase plan of $0.1 million.

In 2011, cash provided by financing activities of $0.4 million was from the sale of stock for our employee stock purchase plan.

In 2010, cash provided by financing activities of $8.8 million was related to the exercise of stock options of $7.3 million and tax benefits associated with stock-based compensation of $1.5 million.

Contractual Obligations and Commercial Commitments

As of December 31, 2012, we had no debt. The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$17,870	$2,611	$5,030	$3,915	$6,314
Purchase obligations	778	778	-	-	-

Total	$18,648	$3,389	$5,030	$3,915	$6,314

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

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

We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”), and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. We have established VSOE for our post contract support services and non-recurring engineering.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.9 million, $1.2 million, and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2012, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Impairment of Goodwill and Long-Lived Assets

During the period ended September 30, 2011, the Company concluded that a decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole.

The triggering events that led us to this conclusion were:

•	Revenues – declined for the third consecutive quarter.
•	New product launches – although we were in trials for several of our new products, as of September 30, 2011 we had not realized any revenues from these new products.
•	Profitability – declined for the third consecutive quarter.
•	Stock price – remained at depressed prices.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a three-year historical cumulative loss as of the end of fiscal 2011. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash and cash equivalents, and short-term investments. At December 31, 2012, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2012, 2011 and 2010, our revenues denominated in foreign currencies were $0.6 million, $1.1 million, and $1.7 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting.

SingerLewak LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and certain key officers as of February 15, 2013:

Name	Age	Position
William W. Smith, Jr.	65	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	51	Vice President and Chief Financial Officer
Von Cameron	49	Executive Vice President – Worldwide Sales
Rick Carpenter	50	Senior Vice President – Engineering
Chris G. Lippincott	41	Senior Vice President – Global Operations
David P. Sperling	44	Vice President and Chief Technology Officer
Steven M. Yasbek	59	Chief Accounting Officer

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

Mr. Carpenter joined the Company in May of 2009 as the Vice President of Engineering for the Company’s Connectivity & Security Business Unit and then served as the Vice President and General Manager of the Wireless Business Unit. Mr. Carpenter currently serves as the Senior Vice President of Engineering. Prior to joining Smith Micro, Mr. Carpenter served as a Vice President of Engineering at NextWave Wireless where he was responsible for WiMAX chipset development. From 2000 to 2005, he was Director of Software Engineering for CDMA products at AirPrime, which was ultimately acquired by Sierra Wireless. Mr. Carpenter has also held engineering management positions at Motorola and DENSO Wireless and started his professional career in May of 1986. He holds a BS in Computer Science from the University of Texas, Permian Basin and studied Masters-level Computer Science & Engineering at the University of Texas Arlington.

Mr. Lippincott joined the Company in February of 1993. From 1993 to 2000, Mr. Lippincott held various sales positions within the company including Director of OEM Sales, Director of Retail Sales and Vice President of Enterprise Sales. In 2000, Mr. Lippincott began serving as General Manager of the company’s Internet Solutions Division, until 2004 when he accepted the role of Vice President, Worldwide Operations. Mr. Lippincott currently serves as the Senior Vice President of Global Operations. Mr. Lippincott attended the University of California, Berkeley studying Business Administration.

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

For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is hereby incorporated by reference.

The section titled “Corporate Governance” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner in 2012.

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

Item 11. EXECUTIVE COMPENSATION

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2012 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

(in thousands, except per share amounts)	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
Equity compensation plan approved by shareholders (1)	2,275	$7.02	2,266
Equity compensation plan not approved by shareholders	-	-	-

Total	2,275	$7.02	2,266

(1) The number of shares to be issued upon exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-1

(3) Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
3.1.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Smith Micro Software, Inc. dated April 25, 2012.	Incorporated by reference t Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012.

Exhibit No.	Title	Method of Filing
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.
3.3	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.
4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.
4.2	Stockholder Rights Agreement, dated as of April 24, 2012, between Smith Micro Software, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012.
10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.
10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.
10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).
10.4 †	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.3†	Amendment No. 6 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.4.4†	Amendment No. 7 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.4.5†	Amendment No. 9 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.5	Letter Agreement, dated June 13, 2005, by and between Smith Micro Software, Inc. and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

Exhibit No.	Title	Method of Filing
10.6	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*** 101.INS XBRL Instance Document

*** 101.SCH XBRL Taxonomy Extension Schema Document

*** 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

SMITH MICRO SOFTWARE, INC.

Date: February 20, 2013	By:/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2013	By:/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2013
/s/ Andrew C. Schmidt Andrew C. Schmidt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2013
/s/ Andrew Arno Andrew Arno	Director	February 20, 2013
/s/ Thomas G. Campbell Thomas G. Campbell	Director	February 20, 2013
/s/ Samuel Gulko Samuel Gulko	Director	February 20, 2013
/s/ Gregory J. Szabo Gregory J. Szabo	Director	February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SINGERLEWAK LLP

Los Angeles, California

February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited Smith Micro Software Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, and the financial statement schedule, for each of the three years in the period ended December 31, 2012 of the Company, and our report dated February 20, 2013 expressed an unqualified opinion.

/s/ SINGERLEWAK LLP

Los Angeles, California

February 20, 2013

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,873	$7,475
Short-term investments	13,328	38,497
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $482 (2012) and $1,382 (2011)	8,953	8,525
Income tax receivable	681	8,293
Inventories, net of reserves for excess and obsolete inventory of $352 (2012) and $417 (2011)	176	309
Prepaid expenses and other current assets	903	1,138
Deferred tax asset	89	8

Total current assets	43,003	64,245
Equipment and improvements, net	11,211	15,482
Other assets	181	214

Total assets	$54,395	$79,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,978	$3,181
Accrued liabilities	4,829	7,641
Deferred revenue	1,436	703

Total current liabilities	8,243	11,525
Non-current liabilities:
Deferred rent and other long term liabilities	3,399	3,546
Deferred tax liability	91	10

Total non-current liabilities	3,490	3,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 35,873,418 and 35,611,976 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	211,165	207,927
Accumulated comprehensive deficit	(168,539)	(143,103)

Total stockholders’ equity	42,662	64,860

Total liabilities and stockholders’ equity	$54,395	$79,941

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amount)

	Year ended December 31,
	2012	2011	2010
Revenues	$43,329	$57,767	$130,501
Cost of revenues	8,448	13,761	15,507

Gross profit	34,881	44,006	114,994
Operating expenses:
Selling and marketing	16,666	26,594	29,708
Research and development	24,767	41,711	42,759
General and administrative	20,211	25,279	24,146
Restructuring expenses	238	3,184	-
Goodwill and long-lived asset impairment	-	112,904	-

Total operating expenses	61,882	209,672	96,613

Operating income (loss)	(27,001)	(165,666)	18,381
Non-operating income:
Change in fair value of contingent liability	1,210	-	-
Interest and other income, net	94	131	130

Income (loss) before provision for income taxes	(25,697)	(165,535)	18,511
Provision for income tax expense (benefit)	(234)	(5,929)	6,165

Net income (loss)	(25,463)	(159,606)	$12,346

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	33	(24)	(14)
Income tax expense (benefit) related to items of other comprehensive income (expense)	6	1	(6)

Other comprehensive income (expense), net of tax	27	(25)	(8)

Comprehensive income (loss)	$(25,436)	$(159,631)	$12,338

Net income (loss) per share:
Basic	$(0.71)	$(4.48)	$0.36

Diluted	$(0.71)	$(4.48)	$0.36

Weighted average shares outstanding:
Basic	35,849	35,617	34,204

Diluted	35,849	35,617	34,615

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	income (deficit)	Total
BALANCE, December 31, 2009	33,380	$33	$183,756	$4,190	$187,979
Exercise of common stock options	760	1	7,254	-	7,255
Non cash compensation recognized on stock options and ESPP	-	-	4,559	-	4,559
Restricted stock grants, net of cancellations	868	1	4,936	-	4,937
Cancellation of shares for payment of withholding tax	(37)	-	(331)	-	(331)
Tax benefit related to the exercise of stock options	-	-	1,543	-	1,543
Tax benefit deficiencies related to restricted stock expense	-	-	(15)	-	(15)
Comprehensive income	-	-	-	12,338	12,338

BALANCE, December 31, 2010	34,971	$35	$201,702	$16,528	$218,265
Exercise of common stock options	7	-	12	-	12
Non cash compensation recognized on stock options and ESPP	-	-	973	-	973
Restricted stock grants, net of cancellations	575	1	5,556	-	5,557
Cancellation of shares for payment of withholding tax	(37)	-	(303)	-	(303)
Employee stock purchase plan	96	-	413	-	413
Tax benefit deficiencies related to restricted stock expense	-	-	(426)	-	(426)
Comprehensive loss	-	-	-	(159,631)	(159,631)

BALANCE, December 31, 2011	35,612	$36	$207,927	$(143,103)	$64,860
Exercise of common stock options	32	-	16	-	16
Non cash compensation recognized on stock options and ESPP	-	-	66	-	66
Restricted stock grants, net of cancellations	574	-	3,883	-	3,883
Cancellation of shares for payment of withholding tax	(23)	-	(40)	-	(40)
Employee stock purchase plan	53	-	66	-	66
Shares repurchased and cancelled	(375)	-	(753)	-	(753)
Comprehensive loss	-	-	-	(25,436)	(25,436)

BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(25,463)	$(159,606)	$12,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of the effect of acquisitions:
Depreciation and amortization	4,430	10,177	11,778
Goodwill and long-lived asset impairment	-	112,904	-
Change in fair value of contingent liability	(1,210)	-	-
Loss on disposal of fixed assets	163	181	29
Lease incentives	-	2,223	-
Provision for adjustments to accounts receivable and doubtful accounts	1,045	1,244	851
Provision for excess and obsolete inventory	73	158	203
Tax benefits from stock-based compensation	-	-	(1,543)
Non cash compensation related to stock options and restricted stock	3,949	6,530	9,496
Deferred income taxes	-	414	849
Change in operating accounts, net of effect from acquisitions:
Accounts receivable	(1,473)	20,043	(6,516)
Income tax receivable	7,612	(5,421)	(1,892)
Inventories	60	(97)	(167)
Prepaid expenses and other assets	268	58	259
Accounts payable and accrued liabilities	(2,259)	(2,355)	(949)

Net cash provided by (used in) operating activities	(12,805)	(13,547)	24,744

Investing activities:
Acquisitions, net of cash received	-	-	(532)
Capital expenditures	(322)	(13,431)	(6,312)
Sale (purchase) of short-term investments	25,196	16,172	(23,418)

Net cash provided by (used in) investing activities	24,874	2,741	(30,262)

Financing activities:
Tax benefits from stock-based compensation	-	-	1,543
Cash received from stock sale for employee stock purchase plan	66	413	-
Cash received from exercise of stock options	16	12	7,254
Repurchase of common stock	(753)	-	-

Net cash provided by (used in) financing activities	(671)	425	8,797

Net increase (decrease) in cash and cash equivalents	11,398	(10,381)	3,279
Cash and cash equivalents, beginning of period	7,475	17,856	14,577

Cash and cash equivalents, end of period	$18,873	$7,475	$17,856

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$257	$700	$5,776

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

Foreign Currency Transactions

The Company has international operations resulting from acquisitions over the past several years. The countries in which the Company has a subsidiary or branch office in are Hong Kong, Serbia, the United Kingdom and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

Significant Concentrations

For the year ended December 31, 2012, two customers, each accounting for over 10% of revenues, made up 61.2% of revenues and 78% of accounts receivable, and three suppliers, each with more than 10% of inventory purchases, totaled 1% of accounts payable. For the year ended December 31, 2011, three customers, each accounting for over 10% of revenues, made up 54.9% of revenues and 63% of accounts receivable, and four suppliers, each with more than 10% of inventory purchases, totaled 4% of accounts payable. For the year ended December 31, 2010, three customers, each accounting for over 10% of revenues, made up 66.3% of revenues and 78% of accounts receivable, and five suppliers, each with more than 10% of inventory purchases, totaled 5% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2012 and 2011, bank balances totaling approximately $9.1 million and $3.3 million, respectively, were uninsured. As of January 1, 2013, the Dodd-Frank Deposit Insurance Provision which provided insurance on substantially all deposits held in non-interest bearing transaction accounts, expired. Had this provision expired at year-end, our uninsured bank balance would have been approximately $18.6 million at December 31, 2012.

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

Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2012, our net inventory balance of $0.2 million consisted of $0.1 million of assembled products and $0.1 million of components. At December 31, 2011, our net inventory balance of $0.3 million consisted of $0.2 million of assembled products and $0.1 million of components.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2012, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Impairment of Goodwill and Long-Lived Assets

During the period ended September 30, 2011, the Company concluded that a decline in its stock price and market capitalization was representative of the fair value of the reporting unit as a whole.

The triggering events that led us to this conclusion were:

•	Revenues - declined for the third consecutive quarter.
•	New product launches - although we were in trials for several of our new products, as of September 30, 2011 we had not realized any revenues from these new products.
•	Profitability - declined for the third consecutive quarter.
•	Stock price - remained at depressed prices.

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

We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”), and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. We have established VSOE for our post contract support services and non-recurring engineering.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.9 million, $1.2 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $0.6 million, $0.7 million, and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	($25,463)	($159,606)	$12,346

Denominator:
Weighted average shares outstanding—basic	35,849	35,617	34,204

Potential common shares—options (treasury stock method)	-	-	411

Weighted average shares outstanding—diluted	35,849	35,617	34,615

Shares excluded (anti-dilutive)	174	126	-

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,453	1,561	1,950

Net income (loss) per common share:
Basic	($0.71)	($4.48)	$0.36

Diluted	($0.71)	($4.48)	$0.36

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

		Fair Value Measurements Using
Description	Period Ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains
Contingent liability	$-	$-	$-	$-	$1,210

3. Restructuring

In July 2011, we announced that our Chicago facility would be permanently closed as of September 30, 2011 and resulted in charges of $1.0 million recorded in the third quarter of fiscal year 2011. In October 2011, we announced a material Restructuring Plan that was approved by our Board of Directors resulting in charges of $2.2 million in the fourth quarter of fiscal year 2011. This Restructuring Plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions that amounted to approximately 20% of the Company’s worldwide workforce. The Restructuring Plan was implemented primarily during the fourth quarter of the Company’s 2011 fiscal year. Of the total charges, all but approximately $0.4 million were cash expenditures.

The following is the activity in our restructuring liability account which is included in accrued liabilities line item on the balance sheet for the year ended December 31, 2011 (in thousands):

	December 31, 2010				December 31, 2011
	Balance	Provision	Usage	Reclass	Balance
One-time employee termination benefits	$-	$2,230	$(1,129)	$-	$1,101
Lease/rental terminations	-	558	(110)		448
Relocation, move, other expenses	-	396	(284)	4	116

Total	$-	$3,184	$(1,523)	$4	$1,665

In February 2012, we undertook an additional Restructuring Plan that included a further reduction of headcount of 7-8% and other cost reductions that would result in annualized savings of approximately $7.0 million. One-time employee termination and other costs resulted in additional restructuring expenses of $0.2 million was recorded in year ended December 31, 2012.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended December 31, 2012 (in thousands):

	December 31, 2011			December 31, 2012
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$1,101	$145	$(1,238)	$8
Lease/rental terminations	448	(12)	(436)	-
Relocation, move, other expenses	116	105	(221)	-

Total	$1,665	$238	$(1,895)	$8

4. Balance Sheet Details

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

	December 31, 2012			December 31, 2011
	Amortized cost basis	Gross unrealized loss	Fair value	Amortized cost basis	Gross unrealized loss	Fair value
Corporate notes, bonds and paper	$9,091	$(7)	$9,084	$31,217	$(37)	$31,180
Government securities/money market	4,245	(1)	4,244	7,321	(4)	7,317

Total	$13,336	$(8)	$13,328	$38,538	$(41)	$38,497

There was a de minimis amount of realized gains recognized for the year ended December 31 2012. There were no realized gains (losses) recognized in interest and other income for the years ended December 31, 2011 and 2010.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2012	2011
Computer hardware, software, and equipment	$16,122	$16,277
Leasehold improvements	6,368	6,283
Office furniture and fixtures	1,611	1,712

	24,101	24,272
Less accumulated depreciation and amortization	(12,890)	(8,790)

Equipment and improvements, net	$11,211	$15,482

Depreciation and amortization expense on equipment and improvements was $4.4 million, $4.1 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010 respectively.

Other Assets

These are office rent deposits.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Salaries and benefits	$4,061	$4,417
Restructuring	8	1,665
Earnouts/holdbacks	-	1,210
Royalties and revenue sharing	544	326
Income taxes	167	(53)
Marketing expenses, rebates and other	49	76

Total accrued liabilities	$4,829	$7,641

5. Income Taxes

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$50	$(6,844)	$3,071
State	(440)	190	652
Foreign	156	311	54

Total current	(234)	(6,343)	3,777

Deferred:
Federal	-	(873)	943
State	-	1,713	(82)
Excess tax benefits related to stock based compensation	-	-	1,543
Tax deficiencies related to restricted stock expense	-	(426)	(15)
Other adjustments	-	-	(1)

Total deferred	-	414	2,388

Total provision	$(234)	$(5,929)	$6,165

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the profit before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35%	35%	35%
State tax, net of federal benefit	3	4	5
Equity compensation	(2)	-	3
R&D tax credit	-	-	(5)
Goodwill impairment	-	(5)	-
Other	(4)	-	(5)
Change in valuation allowance	(31)	(30)	-

	1%	4%	33%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current
Various reserves	$199	$369
Nondeductible accruals	1,352	1,661
Prepaid expenses	(95)	(96)
Other	43	25
Valuation allowance	(1,410)	(1,951)

Total Current	$89	$8

Non-current
Credit carryforwards	3,708	4,223
Net operating loss carryforwards	23,808	11,286
Fixed assets	1,299	1,695
Amortization	31,483	35,252
Identifiable intangibles acquired	(2,239)	(2,288)
Equity based compensation	934	978
Other	24	83
Valuation allowance	(59,108)	(51,239)

Total Non-current	$(91)	$(10)

The Company has federal and state net operating loss carryforwards of approximately $55.0 million and $83.4 million, respectively, at December 31, 2012, to reduce future cash payments for income taxes. Of the $55.0 million of NOL carryforwards at December 31, 2012, $0.5 million relates to the excess tax benefits from employee restricted stock. Equity will be increased by $0.5 million if and when such excess tax benefits are ultimately realized. These federal net operating loss carryforwards will expire from 2024 through 2031 and state net operating loss carryforwards will expire 2015 through 2031. The Company also had $0.5 million of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $3.4 million and $0.7 million, respectively, at December 31, 2012. These tax credits will begin to expire in 2027.

At December 31, 2012 and 2011, respectively, the Company had unrecognized tax benefits of approximately $0.6 million and $0.3 million, including interest and penalties, respectively.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a three-year historical cumulative loss as of the end of fiscal 2011. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

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

In 2007, the Company adopted FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has uncertain tax positions relating to research and development (“R&D”) tax credits of $0.6 million at December 31, 2012 and $0.3 million at December 31, 2011 for which the Company has not yet recognized an income tax benefit for financial reporting purposes. Assuming these tax benefits had been recognized as of December 31, 2012, such benefit would have been fully negated by a corresponding increase in the deferred income tax valuation allowance because the Company has recorded a full valuation allowance against its recognized R&D tax credits of $3.0 million due to uncertainty as to future realization.

The Company’s gross unrecognized tax benefits as of December 31, 2012 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2012	2011

Beginning Balance	$324	$-
Increases for tax positions for current year	-	162
Increases/(Decreases) in tax positions for the prior year	268	162
Lapse in statute of limitations	-	-
Settlements	-	-
Other	-	-
Change in valuation allowance	-	-

Gross Unrecognized tax benefits, ending balance	$592	$324

We recognized interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal year 2012, we recognized approximately $38,000 in interest and penalties. We did not recognize any interest and penalties in fiscal year 2011.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2009 through 2011 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The Company closed an examination by the Internal Revenue Service (“IRS”) for the 2008 tax year in 2012 with no changes. As of December 31, 2012, the Company has been notified of audits with Illinois, New York, and Texas. These audits are anticipated to begin in 2013. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2012, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

6. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Operating
2013	$2,611
2014	2,606
2015	2,424
2016	2,128
2017	1,787
Beyond	6,314

Total	$17,870

Total rent expense was $2.7 million, $2.8 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Litigation

The Company is and may become involved in various legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

7. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our QuickLink, NetWise and CommSuite family of products. Productivity & Graphics includes our consumer-based products: Poser, Anime Studio, Manga Studio, MotionArtist and StuffIt. “Corporate/Other” revenue includes the consulting portion of our services sector which has been de-emphasized and is not a strategic element of our future plans.

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2012	2011	2010
Wireless	$36,963	$48,711	$118,684
Productivity & Graphics	6,175	8,816	11,399
Corporate/Other	191	240	418

Total revenues	43,329	57,767	130,501
Cost of revenues	8,448	13,761	15,507

Gross profit	$34,881	$44,006	$114,994

Customer Concentration Information

Revenues to two customers (Sprint and Verizon Wireless) and their respective affiliates in the Wireless business segment accounted for 40.7% and 20.5%, respectively, of the Company’s total revenues for the fiscal year 2012. In 2011, our three largest customers (Sprint, Verizon Wireless and AT&T) accounted for 24.8%, 18.4% and 11.7%, respectively, of our total revenues. In 2010, our three largest customers (Verizon Wireless, Sprint and AT&T) accounted for 40.1%, 13.9% and 12.3%, respectively, of our total revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2012, 2011 and 2010, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Americas	$37,724	$51,784	$121,495
Asia Pacific	2,871	2,812	1,889
EMEA	2,734	3,171	7,117

Total revenues	$43,329	$57,767	$130,501

The Company does not separately allocate specific assets to these geographic locations.

8. Profit Sharing

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2012, 2011 and 2010, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average grant-date fair value of stock options	$0.80	$1.16	$2.97

Assumptions
Risk-free interest rate (weighted average)	0.5%	0.2%	0.3%
Expected dividend yield	-	-	-
Weighted average expected life (years)	4	1	1
Volatility (weighted average)	80.0%	73.0%	72.0%
Forfeiture rate	13.7%	-	-

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future. The weighted average expected life is the vesting period for those options granted during that period. The average volatility is based on the actual historical volatility of our common stock. The forfeiture rate was based on modified employee turnover.

Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2012, a total of 40,000 shares of restricted stock, with a total value of $0.1 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.0 million shares of restricted stock, with a total value of $2.5 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

Valuation of ESPP

The fair values are estimated at the beginning of each offering period using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant. Following is a schedule of the shares purchased, the fair value per share, and the Black-Scholes model assumptions for each offering period:

	(Ending)
Offering Period Ended	March 31,	September 31,	March 31,	September 31,	March 31,
	2013	2012	2012	2011	2011
Shares purchased for offering period	-	8,052	44,666	52,762	43,335
Fair value per share	$0.65	$0.93	$0.69	$3.61	$3.98

Assumptions
Risk-free interest rate (average)	0.14%	0.14%	0.50%	0.12%	0.18%
Expected dividend yield	-	-	-	-	-
Weighted average expected life (years)	0.5	0.5	0.5	0.5	0.5
Volatility (average)	74.0%	78.0%	105.0%	72.0%	72.0%

Compensation Costs

Stock-based non-cash compensation expenses related to stock options and restricted stock grants were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$13	$31	$101
Selling and marketing	865	1,922	2,529
Research and development	765	1,198	2,505
General and administrative	2,306	3,379	4,361

Total non-cash stock compensation expense	$3,949	$6,530	$9,496

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $0.4 million, $1.5 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2012 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2009	3,536	$11.29

(2,754 options exercisable at a weighted average exercise price of $10.55)
Granted (weighted average fair value of $2.97)	20	$10.51
Exercised	(760)	$9.55
Cancelled	(90)	$13.80

Outstanding as of December 31, 2010	2,706	$11.69	$-

(2,545 options exercisable at a weighted average exercise price of $11.54)
Granted (weighted average fair value of $1.16)	25	$4.07
Exercised	(7)	$1.77
Cancelled	(557)	$14.04

Outstanding as of December 31, 2011	2,167	$11.03	$-

(2,167 options exercisable at a weighted average exercise price of $11.03)
Granted (weighted average fair value of $.80)	826	$1.39
Exercised	(32)	$0.50
Cancelled	(686)	$12.37

Outstanding as of December 31, 2012	2,275	$7.02	$-

Exercisable as of December 31, 2012	1,474	$10.09	$-

Vested and expected to vest at December 31, 2012	2,171	$7.29	$-

During the year ended December 31, 2012, options to acquire 32,000 shares with an intrinsic value of $33,000 were exercised resulting in cash proceeds to the Company of $16,000. The weighted-average grant-date fair value of options granted during the year ended December 31, 2012 was $0.80. As of December 31, 2012, there is $6.3 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plan. At December 31, 2012, there were 2.3 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2012, and the activity during years ended therein, are as follows (in thousands):

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2009	1,415	$6.28

Granted	933	$8.27
Vested	(679)	$6.50
Cancelled and forfeited	(65)	$9.25

Unvested at December 31, 2010	1,604	$7.23

Granted	1,000	$8.86
Vested	(823)	$7.40
Cancelled and forfeited	(426)	$7.81

Unvested at December 31, 2011	1,355	$3.21

Granted	995	$2.64
Vested	(611)	$6.42
Cancelled and forfeited	(420)	$8.73

Unvested at December 31, 2012	1,319	$4.60

10. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares in fiscal year 2011. The Company repurchased 375,000 shares at a cost of $0.8 million during fiscal year 2012.

11. Subsequent Events

In May 2009, the FASB issued new accounting guidance found under ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued

Subsequent events have been evaluated as of the date of this filing and there are no further disclosures required.

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2012 and 2011 are as follows (in thousands, except per share data):

	Year ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$10,114	$10,171	$11,012	$12,032
Gross profit	$7,919	$8,375	$8,892	$9,695
Operating (loss)	$(9,615)	$(6,824)	$(6,007)	$(4,555)
Net (loss)	$(9,682)	$(6,825)	$(4,813)	$(4,143)

Net (loss) per share, basic (1)	$(0.27)	$(0.19)	$(0.13)	$(0.12)

Weighted average shares outstanding, basic	35,590	36,045	35,879	35,882

Net (loss) per share, diluted (1)	$(0.27)	$(0.19)	$(0.13)	$(0.12)

Weighted average shares outstanding, diluted	35,590	36,045	35,879	35,882

	Year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$17,791	$16,105	$12,632	$11,239
Gross profit	$14,015	$12,545	$8,933	$8,513
Operating (loss)	$(13,012)	$(13,046)	$(127,983)	$(11,625)
Net (loss)	$(7,753)	$(7,847)	$(134,481)	$(9,525)

Net (loss) per share, basic (1)	$(0.22)	$(0.22)	$(3.76)	$(0.27)

Weighted average shares outstanding, basic	35,263	35,775	35,728	35,696

Net (loss) per share, diluted (1)	$(0.22)	$(0.22)	$(3.76)	$(0.27)

Weighted average shares outstanding, diluted	35,263	35,775	35,728	35,696

(1)

Basic and diluted net (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2012

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for accounts receivable (1):
2012	$1,382	$1,045	$(1,945)	$482
2011	855	1,244	(717)	1,382
2010	1,045	851	(1,041)	855
Allowance for excess and obsolete inventory:
2012	$417	$73	$(138)	$352
2011	558	158	(299)	417
2010	1,221	203	(866)	558

(1)	Allowances are for retail return reserves, marketing development funds and doubtful accounts.

S-1