Form 10-Q
period 2013-03-31
SMITH MICRO SOFTWARE INC
filed 2013-05-03
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013 there were 37,262,069 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,751	$18,873
Short-term investments	15,513	13,328
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $490 (2013) and $482 (2012)	9,804	8,953
Income tax receivable	681	681
Inventories, net of reserves for excess and obsolete inventory of $330 (2013) and $352 (2012)	133	176
Prepaid expenses and other current assets	729	903
Deferred tax asset	89	89

Total current assets	39,700	43,003
Equipment and improvements, net	10,228	11,211
Other assets	184	181

Total assets	$50,112	$54,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,788	$1,978
Accrued liabilities	6,227	4,829
Deferred revenue	1,605	1,436

Total current liabilities	9,620	8,243
Non-current liabilities:
Deferred rent and other long-term liabilities	2,960	3,399
Deferred tax liability	91	91

Total non-current liabilities	3,051	3,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 37,262,069 and 35,873,418 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	37	36
Additional paid-in capital	212,083	211,165
Accumulated comprehensive deficit	(174,679)	(168,539)

Total stockholders’ equity	37,441	42,662

Total liabilities and stockholders’ equity	$50,112	$54,395

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Revenues	$11,602	$10,114
Cost of revenues	2,444	2,195

Gross profit	9,158	7,919
Operating expenses:
Selling and marketing	4,381	4,592
Research and development	5,936	7,104
General and administrative	4,942	5,504
Restructuring expenses	—	334

Total operating expenses	15,259	17,534

Operating loss	(6,101)	(9,615)
Interest and other income, net	12	23

Loss before provision for income taxes	(6,089)	(9,592)
Provision for income tax expense	69	90

Net loss	(6,158)	(9,682)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	18	40
Income tax expense related to items of other comprehensive income	—	6

Other comprehensive income, net of tax	18	34

Comprehensive loss	$(6,140)	$(9,648)

Net loss per share:
Basic and diluted	$(0.17)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	36,614	35,590

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit	Total
	Shares	Amount
BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662

Non cash compensation recognized on stock options and ESPP	—	—	41	—	41
Restricted stock grants, net of cancellations	1,375	1	863	—	864
Cancellation of shares for payment of withholding tax	(5)	—	(7)	—	(7)
Employee stock purchase plan (ESPP)	19	—	21	—	21
Comprehensive loss	—	—	—	(6,140)	(6,140)

BALANCE, March 31, 2013 (unaudited)	37,262	$37	$212,083	$(174,679)	$37,441

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,158)	$(9,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,073	1,115
Provision for doubtful accounts and other adjustments to accounts receivable	145	419
Provision for excess and obsolete inventory	35	19
Non-cash compensation related to stock options and restricted stock	905	1,178
Change in operating accounts:
Accounts receivable	(996)	(425)
Income tax receivable	—	352
Inventories	8	34
Prepaid expenses and other assets	171	357
Accounts payable and accrued liabilities	931	(1,477)

Net cash used in operating activities	(3,886)	(8,110)

Investing activities:
Capital expenditures	(90)	(55)
Proceeds from (purchase of) short-term investments	(2,167)	17,121

Net cash provided by (used in) investing activities	(2,257)	17,066

Financing activities:
Cash received from stock sale for employee stock purchase plan	21	55
Cash received from exercise of stock options	—	10
Repurchase of common stock	—	(329)

Net cash provided by (used in) financing activities	21	(264)

Net increase (decrease) in cash and cash equivalents	(6,122)	8,692
Cash and cash equivalents, beginning of period	18,873	7,475

Cash and cash equivalents, end of period	$12,751	$16,167

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$71	$91

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2013, and the related statements of comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 20, 2013.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(6,158)	$(9,682)

Denominator:
Weighted average shares outstanding - basic	36,614	35,590
Potential common shares - options (treasury stock method)	—	—

Weighted average shares outstanding - diluted	36,614	35,590

Shares excluded (anti-dilutive)	70	40

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,473	1,567

Net loss per common share:
Basic	($0.17)	($0.27)

Diluted	($0.17)	($0.27)

4. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2013, the Company granted options to purchase 80,000 shares of common stock and 1.5 million shares of restricted stock, with a total value of $2.6 million. This cost will be amortized ratably over the vesting period of 12 to 48 months.

As of March 31, 2013 there were 1.6 million shares available for future grants under the 2005 Plan.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock, or 1,000 shares, for any purchase period. Additionally, no more than 1,000,000 shares may be purchased under the plan. Shares purchased under the plan are valued using a Black-Scholes valuation model.

The Company’s most recent six-month offering period ended March 31, 2013 and resulted in 18,594 shares being purchased/granted at a fair value of $0.65 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended March 31, 2013
	2013	2012
	(unaudited)
Cost of revenues	$5	$4
Selling and marketing	226	217
Research and development	209	186
General and administrative	465	765
Restructuring expense	—	6

Total non-cash stock compensation expense	$905	$1,178

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.2 million for the three months ended March 31, 2013 and $0.1 million for the three months ended March 31, 2012.

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

6. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2013 and December 31, 2012, bank balances totaling approximately $12.5 million and $9.1 million, respectively, were uninsured.

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

	March 31, 2013			December 31, 2012
	Amortized cost basis	Gross unrealized gain(loss)	Fair value	Amortized cost basis	Gross unrealized gain(loss)	Fair value
Corporate notes, bonds and paper	$12,178	$11	$12,189	$9,091	$(7)	$9,084
Government securities/money market	3,325	(1)	3,324	4,245	(1)	4,244

Total	$15,503	$10	$15,513	$13,336	$(8)	$13,328

Realized gains were zero for the three months ended March 31, 2013 and de minimis for the three months ended March 31, 2012.

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

9. Inventories

Inventories consist primarily of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2013 our net inventory balance consisted of approximately half of assembled products and half of components.

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

11. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our QuickLink®, NetWise™ and CommSuite® family of products. Productivity & Graphics includes our consumer-based products: Poser®, Anime Studio®, Manga Studio™, MotionArtist™ and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Wireless	$10,221	$8,639
Productivity & Graphics	1,381	1,475

Total revenues	$11,602	$10,114

Customer Concentration Information

Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 55.3% and 15.6% of the Company’s total revenues for the three months ended March 31, 2013. As of March 31, 2013 these two customers comprised 78% of our accounts receivable. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 25.7% of the Company’s total revenues for the three months ended March 31, 2012. As of March 31, 2012 these two customers comprised 61% of our accounts receivable.

Geographical Information

During the three months ended March 31, 2013 and 2012, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Americas	$10,799	$8,684
EMEA	501	685
Asia Pacific	302	745

Total Revenues	$11,602	$10,114

The Company does not separately allocate specific assets to these geographic locations.

12. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The Company has implemented this guidance.

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2013 are as follows (in thousands):

Year Ending December 31,	Operating
2013 - 9 months	$1,962
2014	2,605
2015	2,424
2016	2,128
2017	1,787
2018	1,726
Beyond	4,590

Total	$17,222

Rent expense under operating leases for the three months ended March 31, 2013 and 2012 was $0.6 million and $0.7 million, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten year lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carries with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ends on December 31, 2013. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a four-year historical cumulative loss as of the end of December 31, 2012. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2012 (as described above), and after consideration of the Company’s four-year cumulative loss position as of December 31, 2012, the Company has recorded valuation allowances related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $60.5 million as of December 31, 2012.

In April 2013, the Internal Revenue Service began its examination of the Company’s U.S. Federal tax return for the years ended December 31, 2009, 2010 and 2011.

15. Restructuring Expenses

In February 2012, we undertook an additional Restructuring Plan that included a further reduction of headcount of 7-8% and other cost reductions that would result in annualized savings of approximately $7.0 million. One-time employee termination and other costs resulted in additional restructuring expenses of $0.3 million was recorded in the period ended March 31, 2012.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended March 31, 2013 (in thousands):

	December 31, 2012 Balance	Provision-net	Usage	Reclass	March 31, 2013 Balance
One-time employee termination benefits	$8	$—	$—	$(4)	$4
Lease/rental terminations	—	—	—	—	—
Relocation, move, other expenses	—	—	(4)	4	—

Total	$8	$—	$(4)	$—	$4

The remaining balance in the restructuring reserve is estimated to be used during the fiscal quarter ending June 30, 2013.

16. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the three month period ended March 31, 2013. During the three months ended March 31, 2012, we repurchased 125,000 shares at a cost of $0.3 million.

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

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 55.3% and 15.6% of the Company’s total revenues for the three months ended March 31, 2013. Revenues to two customers and their respective affiliates in the Wireless business segment accounted for 32.1% and 25.7% of the Company’s total revenues for the three months ended March 31, 2012.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2013 and 2012. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2013	2012

Revenues	100.0%	100.0%
Cost of revenues	21.1	21.7

Gross profit	78.9	78.3
Operating expenses:
Selling and marketing	37.7	45.4
Research and development	51.2	70.3
General and administrative	42.6	54.4
Restructuring expenses	—	3.3

Total operating expenses	131.5	173.4

Operating loss	(52.6)	(95.1)
Interest and other income, net	0.1	0.3

Loss before provision for income taxes	(52.5)	(94.8)
Provision for income tax expense	0.6	0.9

Net loss	(53.1)%	(95.7)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise™ and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio™, MotionArtist™ and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2013	2012
Wireless	$10,221	$8,639
Productivity & Graphics	1,381	1,475

Total revenues	11,602	10,114
Cost of revenues	2,444	2,195

Gross profit	$9,158	$7,919

Cost of revenues. Cost of revenues consists of direct product costs, royalties and technical support.

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

Provision for income tax expense. The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings and foreign income taxes.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues. Revenues were $11.6 million and $10.1 million for the three months ended March 31, 2013 and 2012, respectively, representing an increase of $1.5 million, or 14.7%. Wireless revenues increased $1.6 million, or 18.3%, primarily due to sales of our new NetWise Director product and increased volume for our visual voicemail and voicemail to text products of $2.6 million. These increases were partially offset by decreases in our connection manager products of $1.0 million. Productivity & Graphics revenues decreased $0.1 million, or 6.4%. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. We have launched new wireless products and services, but they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.4 million and $2.2 million for the three months ended March 31, 2013 and 2012, representing an increase of $0.2 million, or 11.3%. Direct product costs increased as a result of our increased revenues.

Gross profit. Gross profit was $9.2 million, or 78.9% of revenues for the three months ended March 31, 2013, an increase of $1.3 million, or 15.6%, from $7.9 million, or 78.3% of revenues for the three months ended March 31, 2012. The 0.6 percentage point increase was primarily due to increased revenues.

Selling and marketing. Selling and marketing expenses were $4.4 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $0.2 million, or 4.6%. This decrease was primarily due to lower headcount of $0.1 million and lower advertising costs of $0.1 million. Stock-based compensation remained essentially flat year over year at $0.3 million.

Research and development. Research and development expenses were $5.9 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $1.2 million, or 16.4%. This decrease was primarily due to lower headcount. Stock-based compensation remained essentially flat year over year at $0.2 million.

General and administrative. General and administrative expenses were $4.9 million and $5.5 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $0.6 million, or 10.2%. This decrease was primarily due to lower space and occupancy costs of $0.3 million, lower legal fees of $0.1 million, and lower depreciation of $0.1 million. Stock-based compensation decreased from $0.7 million to $0.6 million, or $0.1 million.

Restructuring expenses. Restructuring expenses were zero for the three months ended March 31, 2013 and $0.3 million for the same period last year. The expenses last year were related to one-time termination benefits for employees of $0.2 million and expenses related to facility consolidations of $0.1 million.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended March 31, 2013 and 2012.

Provision for income tax expense. We recorded income tax expense of $0.1 million for both three months ended March 31, 2013 and 2012 and only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At March 31, 2013 we had $28.3 million in cash and cash equivalents and short-term investments and $30.1 million of working capital.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months ended March 31, 2013 we did not repurchase any shares. During the three months ended March 31, 2012, we repurchased 125,000 shares at a cost of $0.3 million.

Capital expenditures were $0.1 million for both three months ended March 31, 2013 and 2012. We expect capital expenditures to be slightly higher in 2013 over 2012.

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

Operating activities

Net cash used by operating activities was $3.9 million for the three months ended March 31, 2013. The primary uses of operating cash were our net loss of $6.2 million and an increase in our accounts receivable of $1.0 million. These were partially offset by depreciation and amortization of $1.1 million, non-cash expenses including stock-based compensation of $0.9 million, and other working capital and non-cash expense increases of $1.3 million.

Net cash used by operating activities was $8.1 million for the three months ended March 31, 2012. The primary uses of operating cash were our net loss of $9.7 million, a decrease of our accounts payable and accrued expenses of $1.5 million, and an increase in our accounts receivable of $0.4 million. These were partially offset by non-cash expenses including stock-based compensation of $1.2 million, depreciation and amortization of $1.1 million, and other working capital and non-cash expense increases of $1.2 million

Investing activities

During the three months ended March 31, 2013, we used $2.3 million to purchase short-term investments of $2.2 million and capital expenditures of $0.1 million.

During the three months ended March 31, 2012, we received $17.1 million from investing activities due to proceeds from our short-term investments of $17.2 million, partially offset by capital expenditures of $0.1 million.

Financing activities

During the three months ended March 31, 2013, we received a de minimis amount from the stock sale for our employee stock purchase plan.

During the three months ended March 31, 2012, we used $0.3 million for the repurchase of our common stock.

Contractual obligations and commercial commitments

As of March 31, 2013 we had no debt. The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$17,222	$2,621	$4,972	$3,765	$5,864
Purchase Obligations	1,380	1,380	—	—	—

Total	$18,602	$4,001	$4,972	$3,765	$5,864

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2013.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At March 31, 2013 the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended March 31, 2013 and 2012, our revenues denominated in foreign currencies were $0.1 million and essentially zero, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on February 20, 2013 (the “Form 10-K”). The risks set forth below and in our Form 10-K are not the only ones that we face. Additional risks that are not known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed and the trading price of our common stock could decline. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

Except for the updated risk factor below, the risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

We derive a significant portion of our revenues from sales of a small number of products to Sprint and Verizon Wireless, so our revenues and operating results are highly vulnerable to shifts in demand.

We sell primarily to large carriers and original equipment manufacturers (OEMs), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2012, sales to Sprint and Verizon Wireless comprised 40.7% and 20.5% of our total revenues, respectively. For the quarter ended March 31, 2013, sales to Sprint and Verizon Wireless comprised 55.3% and 15.6% of our total revenues, respectively. Because of our customer concentration, these carriers and other large customers may have significant pricing power over us, and any material decrease in sales to any of them would materially affect our revenues and profitability. Additionally, carriers and OEMs are not the end-users of our products. If any of their efforts to market products and services incorporating our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

In October 2012, Softbank agreed to buy approximately 70% of Sprint Nextel, and in April 2013 Dish Network made a competing bid to acquire all of Sprint Nextel. It is unclear which of these proposed transactions will be consummated, if at all. Any acquisition of control of Sprint will be subject to shareholder and regulatory review and approval. If approved, the sale of Sprint could further intensify the competitive pressures that we face. Furthermore, the uncertainties created by the proposed sale of Sprint could cause it to delay or cancel planned purchases of our products and services, particularly if there are proposed changes or uncertainties in the future management, product offerings and technical specifications of Sprint and its product portfolio.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	—		—	—	—
February 1-28, 2013	—		—	—	—
March 1-31, 2013	5,122		$1.45	—	—
Total	5,122	(a)		—	4,625,000	(b)

The above table includes:

(a)	Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 5,122 shares during the periods set forth in the table.
(b)	Repurchases of stock under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate the Company to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months ended March 31, 2013, we did not repurchase any shares.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 3, 2013	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013	By	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)