Form 10-Q
period 2013-06-30
SMITH MICRO SOFTWARE INC
filed 2013-08-02
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No   ☒

As of July 26, 2013 there were 37,043,264 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2013	December 31, 2012
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$9,161	$18,873
Short-term investments	14,302	13,328
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $384 (2013) and $482 (2012)	8,457	8,953
Income tax receivable	679	681
Inventories, net of reserves for excess and obsolete inventory of $349 (2013) and $352 (2012)	130	176
Prepaid expenses and other current assets	1,275	903
Deferred tax asset	89	89

Total current assets	34,093	43,003
Equipment and improvements, net	9,232	11,211
Other assets	184	181

Total assets	$43,509	$54,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,828	$1,978
Accrued liabilities	6,517	4,829
Deferred revenue	1,074	1,436

Total current liabilities	9,419	8,243
Non-current liabilities:
Deferred rent and other long-term liabilities	2,839	3,399
Deferred tax liability	91	91

Total non-current liabilities	2,930	3,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized;
37,043,264 and 35,873,418 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	37	36
Additional paid-in capital	213,063	211,165
Accumulated comprehensive deficit	(181,940)	(168,539)

Total stockholders’ equity	31,160	42,662

Total liabilities and stockholders’ equity	$43,509	$54,395

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,484	$10,171	$22,086	$20,285
Cost of revenues	2,401	1,796	4,845	3,991

Gross profit	8,083	8,375	17,241	16,294
Operating expenses:
Selling and marketing	4,569	3,954	8,950	8,546
Research and development	5,900	6,173	11,836	13,277
General and administrative	4,862	5,149	9,804	10,653
Restructuring expense (income)	-	(77)	-	257

Total operating expenses	15,331	15,199	30,590	32,733

Operating loss	(7,248)	(6,824)	(13,349)	(16,439)
Interest and other income, net	8	31	20	54

Loss before provision for income taxes	(7,240)	(6,793)	(13,329)	(16,385)
Provision for income tax expense	4	32	73	122

Net loss	(7,244)	(6,825)	(13,402)	(16,507)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	(17)	(3)	1	37
Income tax expense related to items of other comprehensive income (expense)	-	-	-	6

Other comprehensive income (expense), net of tax	(17)	(3)	1	31

Comprehensive loss	$(7,261)	$(6,828)	$(13,401)	$(16,476)

Net loss per share:
Basic and diluted	$(0.19)	$(0.19)	$(0.36)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	37,247	36,045	36,932	35,818

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit	Total
	Shares	Amount
BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662

Non cash compensation recognized on stock options and ESPP	-	-	80	-	80
Restricted stock grants, net of cancellations	1,186	1	1,845	-	1,846
Cancellation of shares for payment of withholding tax	(35)	-	(48)	-	(48)
Employee stock purchase plan (ESPP)	19	-	21	-	21
Comprehensive loss	-	-	-	(13,401)	(13,401)

BALANCE, June 30, 2013 (unaudited)	37,043	$37	$213,063	$(181,940)	$31,160

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(13,402)	$(16,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,119	2,218
Loss on disposal of fixed assets	-	161
Provision for doubtful accounts and other adjustments to accounts receivable	366	585
Provision for excess and obsolete inventory	54	33
Non-cash compensation related to stock options, ESPP and restricted stock	1,926	2,154
Change in operating accounts:
Accounts receivable	130	(445)
Income tax receivable	2	606
Inventories	(8)	40
Prepaid expenses and other assets	(375)	(383)
Accounts payable and accrued liabilities	568	(2,445)

Net cash used in operating activities	(8,620)	(13,983)

Investing activities:
Capital expenditures	(140)	(78)
Sales (purchases) of short-term investments	(973)	18,239

Net cash provided by (used in) investing activities	(1,113)	18,161

Financing activities:
Cash received from stock sale for employee stock purchase plan	21	55
Cash received from exercise of stock options	-	11
Repurchase of common stock	-	(753)

Net cash provided by (used in) financing activities	21	(687)

Net increase (decrease) in cash and cash equivalents	(9,712)	3,491
Cash and cash equivalents, beginning of period	18,873	7,475

Cash and cash equivalents, end of period	$9,161	$10,966

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$77	$100

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2013, and the related statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 and the related statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(7,244)	$(6,825)	$(13,402)	$(16,507)

Denominator:
Weighted average shares outstanding - basic	37,247	36,045	36,932	35,818
Potential common shares - options (treasury stock method)	-	-	-	-

Weighted average shares outstanding - diluted	37,247	36,045	36,932	35,818

Shares excluded (anti-dilutive)	-	18	8	25

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,323	1,483	1,457	1,364

Net loss per common share:
Basic	($0.19)	($0.19)	($0.36)	($0.46)

Diluted	($0.19)	($0.19)	($0.36)	($0.46)

4. Stock-Based Compensation

Stock Plans

During the six months ended June 30, 2013, the Company granted options to purchase 100,000 shares of common stock and 1.5 million shares of restricted stock, with a total value of $2.6 million. This cost will be amortized ratably over a period of 12 to 48 months.

As of June 30, 2013 there were 1.8 million shares available for future grants under the 2005 Plan.

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

The Company’s most recent six-month offering period ended March 31, 2013 and resulted in 18,594 shares being purchased/granted at a fair value of $0.65 per share. The next six-month offering period began on April 1, 2013 and will end on September 30, 2013. These shares will have a fair value of $0.44 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cost of revenues	$6	$2	$11	$6
Selling and marketing	334	222	560	439
Research and development	208	195	417	381
General and administrative	473	557	938	1,322
Restructuring expense	-	-	-	6

Total non-cash stock compensation expense	$1,021	$976	$1,926	$2,154

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock in the amount of $0.1 million for both three month periods ended June 30, 2013 and 2012. The cash payments of income taxes related to grants of restricted stock totaled $0.2 million for both six month periods ended June 30, 2013 and 2012.

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

6. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2013 and December 31, 2012, bank balances totaling approximately $8.9 million and $9.1 million, respectively, were uninsured.

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

	June 30, 2013			December 31, 2012
	Amortized cost basis	Gross unrealized gain(loss)	Fair value	Amortized cost basis	Gross unrealized gain(loss)	Fair value
Corporate notes, bonds and paper	$7,149	$-	$7,149	$9,091	$(7)	$9,084
Government securities/money market	7,160	(7)	7,153	4,245	(1)	4,244

Total	$14,309	$(7)	$14,302	$13,336	$(8)	$13,328

Realized gains were zero for the three and six months ended June 30, 2013 and de minimis for the three and six months ended June 30, 2012.

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

9. Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2013, our net inventory balance consisted of approximately $0.1 million of primarily components.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Wireless	$8,525	$8,776	$18,746	$17,415
Productivity & Graphics	1,959	1,395	3,340	2,870

Total revenues	$10,484	$10,171	$22,086	$20,285

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Wireless:
Sprint (& affiliates)	51.2%	39.9%	53.3%	36.0%
Verizon Wireless (& affiliates)	18.4%	15.6%	16.9%	20.6%

Productivity & Graphics:
FastSpring	15.1%	N/A	11.2%	N/A

As of June 30, 2013 these three customers listed above comprised 91% of our accounts receivable. As of June 30, 2012 the two customers listed above comprised 69% of our accounts receivable.

Geographical Information

During the three and six months ended June 30, 2013 and 2012, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Americas	$10,223	$8,308	$21,022	$16,992
EMEA	121	753	622	1,438
Asia Pacific	140	1,110	442	1,855

Total Revenues	$10,484	$10,171	$22,086	$20,285

The Company does not separately allocate specific assets to these geographic locations.

12. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The Company has implemented this guidance.

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2013 are as follows (in thousands):

Year Ending December 31,	Operating
2013-6 months	$1,309
2014	2,603
2015	2,422
2016	2,126
2017	1,787
2018	1,726
Beyond	4,588

Total	$16,561

Rent expense under operating leases was $0.6 million for both three month periods ended June 30, 2013 and 2012. Rent expense under operating leases was $1.2 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

15. Restructuring Expenses

On July 25, 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involves a realignment of organizational structures, facility consolidations/closures and headcount reductions that will amount to approximately 25-30% of the Company’s worldwide workforce. The restructuring plan is expected to be implemented primarily during the third quarter of the Company’s 2013 fiscal year.

The Company currently expects that implementation of the restructuring plan will result in special charges totaling approximately $5.0-6.8 million which will be recorded during the third quarter of 2013. These charges include lease/rental terminations of approximately 3.5 million, severance costs for affected employees of approximately $0.9-1.5 million, and other related costs of approximately $0.6-1.8 million all of which are cash expenditures. It is estimated that approximately $2.7-3.1 million of cash expenditures will be paid out in 2013, and the remaining cash expenditures will be paid in future years.

The amounts stated above are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items. These charges and cash expenditures do not take into consideration any potential cost savings associated with the plan of restructuring.

In February 2012, we undertook a restructuring that included a 7-8% reduction of headcount and other cost reductions that resulted in annualized savings of approximately $7.0M. One-time employee termination and other costs resulted in restructuring expenses of $0.3 million recorded in the period ended March 31, 2012. For the three month period ended June 30, 2012, we returned to profit $0.1 million of the restructuring reserve as a result of lower one-time employee termination benefits and relocation expenses.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended June 30, 2013 (in thousands):

	December 31, 2012				June 30, 2013
	Balance	Provision-net	Usage	Reclass	Balance
One-time employee termination benefits	$8	$-	$-	$(4)	$4
Lease/rental terminations	-	-	-	-	-
Relocation, move, other expenses	-	-	(4)	4	-

Total	$8	$-	$(4)	$-	$4

The remaining balance in the restructuring reserve is estimated to be used by the end of the fiscal year ending December 31, 2013.

16. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the six month period ended June 30, 2013. During the six month period ended June 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

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

•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to successfully execute our business and restructuring plan and control costs and expenses;
•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and
•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this 10-Q on Page 21.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Wireless:
Sprint (& affiliates)	51.2%	39.9%	53.3%	36.0%
Verizon Wireless (& affiliates)	18.4%	15.6%	16.9%	20.6%

Productivity & Graphics:
FastSpring	15.1%	N/A	11.2%	N/A

As of June 30, 2013 these three customers listed above comprised 91% of our accounts receivable. As of June 30, 2012 the two customers listed above comprised 69% of our accounts receivable.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2013 and 2012. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22.9	17.7	21.9	19.7

Gross profit	77.1	82.3	78.1	80.3
Operating expenses:
Selling and marketing	43.6	38.9	40.5	42.1
Research and development	56.3	60.7	53.6	65.5
General and administrative	46.3	50.6	44.4	52.5
Restructuring expense (income)	-	(0.8)	-	1.3

Total operating expenses	146.2	149.4	138.5	161.4

Operating loss	(69.1)	(67.1)	(60.4)	(81.1)
Interest and other income, net	-	0.3	-	0.3

Loss before provision for income taxes	(69.1)	(66.8)	(60.4)	(80.8)
Provision for income tax expense	-	0.3	0.3	0.6

Net loss	(69.1)%	(67.1)%	(60.7)%	(81.4)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise™ and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio™, MotionArtist™ and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Wireless	$8,525	$8,776	$18,746	$17,415
Productivity & Graphics	1,959	1,395	3,340	2,870

Total revenues	10,484	10,171	22,086	20,285

Cost of revenues	2,401	1,796	4,845	3,991

Gross profit	$8,083	$8,375	$17,241	$16,294

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues. Revenues were $10.5 million and $10.2 million for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $0.3 million, or 3.1%. Wireless revenues decreased $0.3 million, or 2.9%, primarily due to lower sales of our connection manager products of $0.7 million, partially offset by increases in our NetWise and CommSuite products of $0.4 million. Productivity & Graphics revenues increased $0.6 million, or 40.4% primarily due to our Poser 10 and Poser Pro 2014 releases. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.4 million and $1.8 million for the three months ended June 30, 2013 and 2012, representing an increase of $0.6 million, or 33.7%. The increase was primarily due to the product mix in Wireless of $0.5 million and the higher Productivity & Graphics revenue of $0.1 million.

Gross profit. Gross profit was $8.1 million, or 77.1% of revenues for the three months ended June 30, 2013, a decrease of $0.3 million, or 3.5%, from $8.4 million, or 82.3% of revenues for the three months ended June 30, 2012. The 5.2 percentage point decrease was primarily due to the product mix.

Selling and marketing. Selling and marketing expenses were $4.6 million and $4.0 million for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $0.6 million, or 15.6%. This increase was primarily due to advertising and commissions on our Productivity & Graphics increased revenue of $0.3 million, severance costs of $0.2 million, and stock-based compensation which increased from $0.2 million to $0.3 million, or $0.1 million due to the acceleration of expense related to the termination of an employee.

Research and development. Research and development expenses were $5.9 million and $6.2 million for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $0.3 million, or 4.4%. This decrease was primarily due to lower headcount. Stock-based compensation was $0.2 million for both three month periods ended June 30, 2013 and 2012.

General and administrative. General and administrative expenses were $4.9 million and $5.2 million for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $0.3 million, or 5.6%. This decrease was primarily due to lower audit and legal fees of $0.1 million, lower depreciation of $0.1 million, and lower stock-based compensation which decreased from $0.6 million to $0.5 million, or $0.1 million.

Restructuring expense (income). There was no restructuring expense recorded in the three months ended June 30, 2013. Restructuring income was $0.1 million for the three months ended June 30, 2012 due to the return to profit of $0.1 million as a result of lower one-time employee termination benefits and relocation expenses related to our 2012 Restructuring Plan.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended June 30, 2013 and 2012.

Provision for income tax expense. We recorded income tax expense of $4,000 and $32,000 for the three months ended June 30, 2013 and 2012, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues. Revenues were $22.1 million and $20.3 million for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $1.8 million, or 8.9%. Wireless revenues increased $1.3 million, or 7.6%, primarily due to increases in our NetWise and CommSuite product lines of $3.0 million partially offset by lower sales of our connection manager products of $1.7 million. Productivity & Graphics revenues increased $0.5 million, or 16.4% primarily due to increases in our core product lines of Poser, Anime Studio, and Manga Studio. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $4.9 million and $4.0 million for the six months ended June 30, 2013 and 2012, representing an increase of $0.9 million, or 21.4%. The increase was primarily due to the product mix in Wireless of $0.8 million and the higher Productivity & Graphics revenue of $0.1 million.

Gross profit. Gross profit was $17.2 million, or 78.1% of revenues for the six months ended June 30, 2013, an increase of $0.9 million, or 5.8%, from $16.3 million, or 80.3% of revenues for the six months ended June 30, 2012. The 2.2 percentage point decrease was primarily due to the product mix.

Selling and marketing. Selling and marketing expenses were $9.0 million and $8.6 million for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $0.4 million, or 4.7%. This increase was primarily due to severance costs of $0.2 million, advertising and commissions on our Productivity & Graphics increased revenue of $0.1 million, and stock-based compensation which increased from $0.5 million to $0.6 million, or $0.1 million due to the acceleration of expense related to the termination of an employee.

Research and development. Research and development expenses were $11.8 million and $13.3 million for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $1.5 million, or 10.9%. This decrease was primarily due to lower headcount. Stock-based compensation was $0.4 million for both six month periods ended June 30, 2013 and 2012.

General and administrative. General and administrative expenses were $9.8 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $0.9 million, or 8.0%. This decrease was primarily due to lower space & occupancy costs of $0.3 million, lower audit and legal fees of $0.2 million, lower depreciation of $0.2 million, and lower stock-based compensation which decreased from $1.3 million to $1.1 million, or $0.2 million.

Restructuring expense (income). There was no restructuring expense recorded in the six months ended June 30, 2013. Restructuring expense was $0.3 million for the six months ended June 30, 2012 primarily related to severance and relocation costs related to our 2012 Restructuring Plan.

Interest and other income, net. Interest and other income was de minimis and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Provision for income tax expense. We recorded income tax expense of $0.1 million for the both six months ended June 30, 2013 and 2012. These amounts only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At June 30, 2013, we had $23.5 million in cash and cash equivalents and short-term investments and $24.7 million of working capital.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the six months ended June 30, 2013 we did not repurchase any shares. During the six months ended June 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

Capital expenditures were $0.1 million for both six month periods ended June 30, 2013 and 2012.

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

Operating activities

Net cash used in operating activities was $8.6 million for the six months ended June 30, 2013. The primary uses of operating cash were to fund our net loss of $13.4 million and decreases in our prepaid expenses of $0.4 million. These were partially offset by non-cash expenses including depreciation and amortization of $2.1 million, stock-based compensation of $1.9 million, accounts receivable and inventory reserves of $0.4 million, increases in accounts payable and accrued expenses of $0.6 million, and decreases in other assets of $0.2 million.

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

Investing activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2013 due to the purchase of short-term investments of $1.0 million and capital expenditures of $0.1 million.

During the six months ended June 30, 2012, we were provided with $18.2 million in investing activities due to the sale of short-term investments of $18.3 million, partially offset by capital expenditures of $0.1 million.

Financing activities

During the six months ended June 30, 2013, we received $21,000 from the stock sale for the employee stock purchase plan.

During the six months ended June 30, 2012, we used $0.8 million to repurchase our common stock and received $0.1 million from the stock sale for the employee stock purchase plan.

Contractual obligations and commercial commitments

As of June 30, 2013 we had no debt. The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$16,561	$2,612	$4,897	$3,638	$5,414
Purchase Obligations	1,465	1,465	-	-	-

Total	$18,026	$4,077	$4,897	$3,638	$5,414

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at June 30, 2013.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At June 30, 2013, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended June 30, 2013 and 2012, our revenues denominated in foreign currencies were zero and $0.2 million, respectively. For the six months ended June 30, 2013 and 2012, our revenues denominated in foreign currencies were $0.1 million and $0.2 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Except for the updated risk factors below, the risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

We derive a significant portion of our revenues from sales of a small number of products to Sprint and Verizon Wireless, so our revenues and operating results are highly vulnerable to shifts in demand.

We sell primarily to large carriers and original equipment manufacturers (OEMs), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2012, sales to Sprint and Verizon Wireless comprised 40.7% and 20.5% of our total revenues, respectively. For the six months ended June 30, 2013, sales to Sprint and Verizon Wireless comprised 53.3% and 16.9% of our total revenues, respectively. Because of our customer concentration, these carriers and other large customers may have significant pricing power over us, and any material decrease in sales to any of them would materially affect our revenues and profitability. Additionally, carriers and OEMs are not the end-users of our products. If any of their efforts to market products and services incorporating our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

On July 10, 2013, the Softbank and Sprint Nextel merger was completed which could further intensify the competitive pressures that we face. Furthermore, the uncertainties created by this merger could cause it to delay or cancel planned purchases of our products and services, particularly if there are proposed changes or uncertainties in the future management, product offerings and technical specifications of Sprint and its product portfolio.

We recently announced a restructuring plan and we may take additional restructuring actions in the future that would result in additional charges, which would have a negative impact on our results of operations in the period the action is taken.

On July 25, 2013, the Board of Directors approved a new restructuring plan to be implemented primarily during the fiscal quarter ending September 30, 2013. This restructuring plan involves changes in management structure in order to streamline the organization, facility consolidations/closures, and headcount reductions that will amount to approximately 25-30% of the Company’s worldwide workforce. This will result in one-time restructuring charges of approximately $5.0-6.8 million that will be recorded in the fiscal quarter ending September 30, 2013. If the demand for our legacy and new products does not increase, we may need to take additional restructuring actions in future quarters, although we currently do not have any intention to do so. If future restructuring actions are taken, this could have a material adverse effect on our financial condition and results of operations in the period that the action is taken.

Our restructuring plan includes organizational changes and facility closures and consolidations, which could have a negative impact on our operations and customers.

Our recently announced restructuring plan will involve a transfer of significant duties and responsibilities from employees who are being terminated and facilities which are being closed or consolidated. Such duties and responsibilities will be transferred to employees and facilities which we are retaining. If the transfer of duties and responsibilities, including underlying product knowledge and expertise of our existing product lines, is not executed successfully and seamlessly, this could adversely affect our levels of customer service and satisfaction, which could adversely affect our business and future revenues. In addition, the restructuring may cause us future difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1-30, 2013
May 1-31, 2013
Jun 1-30, 2013	29,681(a)	$1.38
Total	29,681	$1.38		4,625,000 (b)

The above table includes:

(a)    Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 29,681 shares during the periods set forth in the table.

(b)    Repurchases of stock under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate the Company to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months ended June 30, 2013, we did not repurchase any shares.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMITH MICRO SOFTWARE, INC.

August 2, 2013	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2013	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)