Form 10-Q
period 2013-09-30
SMITH MICRO SOFTWARE INC
filed 2013-11-08
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐    No   ☒

As of October 25, 2013 there were 37,033,458 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2013	December 31, 2012
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$10,863	$18,873
Short-term investments	7,196	13,328
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $447 (2013) and $482 (2012)	7,015	8,953
Income tax receivable	680	681
Inventories, net of reserves for excess and obsolete inventory of $357 (2013) and $352 (2012)	162	176
Prepaid expenses and other current assets	1,196	903
Deferred tax asset	89	89

Total current assets	27,201	43,003
Equipment and improvements, net	7,910	11,211
Other assets	223	181

Total assets	$35,334	$54,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,396	$1,978
Accrued liabilities	9,850	4,829
Deferred revenue	2,029	1,436

Total current liabilities	14,275	8,243
Non-current liabilities:
Deferred rent and other long-term liabilities	2,051	3,399
Deferred tax liability	91	91

Total non-current liabilities	2,142	3,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 37,033,458 and 35,873,418 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	37	36
Additional paid-in capital	213,866	211,165
Accumulated comprehensive deficit	(194,986)	(168,539)

Total stockholders’ equity	18,917	42,662

Total liabilities and stockholders’ equity	$35,334	$54,395

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$8,746	$11,012	$30,832	$31,297
Cost of revenues	2,492	2,120	7,337	6,111

Gross profit	6,254	8,892	23,495	25,186
Operating expenses:
Selling and marketing	3,705	4,062	12,655	12,608
Research and development	5,355	5,845	17,191	19,122
General and administrative	4,572	5,011	14,376	15,664
Restructuring expense (income)	5,602	(19)	5,602	238

Total operating expenses	19,234	14,899	49,824	47,632

Operating loss	(12,980)	(6,007)	(26,329)	(22,446)
Non-operating income:
Change in fair value of contingent liability	-	1,210	-	1,210
Interest and other income, net	7	30	27	84

Loss before provision for income taxes	(12,973)	(4,767)	(26,302)	(21,152)
Provision for income tax expense	76	46	149	168

Net loss	(13,049)	(4,813)	(26,451)	(21,320)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	3	8	4	45
Income tax expense related to items of other comprehensive income	-	-	-	6

Other comprehensive income, net of tax	3	8	4	39

Comprehensive loss	$(13,046)	$(4,805)	$(26,447)	$(21,281)

Net loss per share:
Basic and diluted	$(0.35)	$(0.13)	$(0.72)	$(0.59)

Weighted average shares outstanding:
Basic and diluted	37,036	35,879	36,967	35,838

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit	Total
	Shares	Amount

BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662

Non-cash compensation recognized on stock options and ESPP	-	-	133	-	133
Restricted stock grants, net of cancellations	1,186	1	2,613	-	2,614
Cancellation of shares for payment of withholding tax	(64)	-	(81)	-	(81)
Employee stock purchase plan (ESPP)	38	-	36	-	36
Comprehensive loss	-	-	-	(26,447)	(26,447)

BALANCE, September 30, 2013 (unaudited)	37,033	$37	$213,866	$(194,986)	$18,917

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(26,451)	$(21,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,110	3,321
Long-lived assets write-off due to restructuring	1,011	-
Change in fair value of contingent liability	-	(1,210)
Loss on disposal of equipment and improvements	-	161
Provision for doubtful accounts and other adjustments to accounts receivable	459	578
Provision for excess and obsolete inventory	62	41
Non-cash compensation related to stock options, ESPP and restricted stock	2,747	3,052
Change in operating accounts:
Accounts receivable	1,479	(1,395)
Income tax receivable	1	750
Inventories	(48)	44
Prepaid expenses and other assets	(335)	(159)
Accounts payable and accrued liabilities	4,603	(1,881)

Net cash used in operating activities	(13,362)	(18,018)

Investing activities:
Capital expenditures	(820)	(277)
Sales of short-term investments	6,136	21,564

Net cash provided by investing activities	5,316	21,287

Financing activities:
Cash received from stock sale for employee stock purchase plan	36	66
Cash received from exercise of stock options	-	16
Repurchase of common stock	-	(753)

Net cash provided by (used in) financing activities	36	(671)

Net increase (decrease) in cash and cash equivalents	(8,010)	2,598
Cash and cash equivalents, beginning of period	18,873	7,475

Cash and cash equivalents, end of period	$10,863	$10,073

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$163	$199

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1.  The Company

Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage voice, data, video and connectivity over mobile broadband networks. Our primary customers are the world’s leading mobile network operators, chipset and mobile device manufacturers and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity and graphics products distributed through a variety of consumer channels worldwide.

2.  Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2013, and the related statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the related statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(13,049)	$(4,813)	$(26,451)	$(21,320)

Denominator:
Weighted average shares outstanding - basic	37,036	35,879	36,967	35,838
Potential common shares - options (treasury stock method)	-	-	-	-

Weighted average shares outstanding - diluted	37,036	35,879	36,967	35,838

Shares excluded (anti-dilutive)	-	-	3	3

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,271	1,453	2,261	1,453

Net loss per common share:
Basic	($0.35)	($0.13)	($0.72)	($0.59)

Diluted	($0.35)	($0.13)	($0.72)	($0.59)

4.  Stock-Based Compensation

Stock Plans

During the nine months ended September 30, 2013, the Company granted 1.5 million shares of restricted stock and options to purchase 120,000 shares of common stock with weighted average grant date fair values of $1.70 and $0.63 per share, respectively. This cost will be amortized ratably over a period of 12 to 48 months.

As of September 30, 2013, there were 1.9 million shares available for future grants under the 2005 Stock Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended September 30, 2013 and resulted in 19,000 shares being purchased/granted at a fair value of $0.44 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cost of revenues	$6	$3	$17	$9
Selling and marketing	138	212	698	651
Research and development	205	187	622	568
General and administrative	472	496	1,410	1,818
Restructuring expense	-	-	-	6

Total non-cash stock compensation expense	$821	$898	$2,747	$3,052

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock was de minimis and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The cash payment of income taxes related to grants of restricted stock totaled $0.3 million for both of the nine months ended September 30, 2013 and 2012.

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

6.  Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2013 and December 31, 2012, bank balances totaling approximately $10.7 million and $9.1 million, respectively, were uninsured.

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

	September 30, 2013			December 31, 2012
	Amortized	Gross unrealized		Amortized	Gross unrealized
	cost basis	gain(loss)	Fair value	cost basis	gain(loss)	Fair value
Corporate notes, bonds and paper	$-	$-	$-	$9,091	$(7)	$9,084
Government securities/money market	7,200	(4)	7,196	4,245	(1)	4,244

Total	$7,200	$(4)	$7,196	$13,336	$(8)	$13,328

Realized gains were zero for the three and nine months ended September 30, 2013 and de minimis for the three and nine months ended September 30, 2012.

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

9.  Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2013, our net inventory balance consisted of approximately $0.1 million of components and $0.1 million of finished goods.

10.  Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

During the period ended September 30, 2013, we wrote off $1.0 million of the net book value of equipment and improvements, primarily leasehold improvements, associated with our Restructuring Plan (see Note 15).

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Wireless	$7,243	$9,601	$25,989	$27,016
Productivity & Graphics	1,503	1,411	4,843	4,281

Total revenues	$8,746	$11,012	$30,832	$31,297

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Wireless:
Sprint (& affiliates)	61.5%	46.1%	55.6%	39.6%
Verizon Wireless (& affiliates)	9.8%	19.4%	14.9%	20.2%

Productivity & Graphics:
FastSpring	13.6%	7.1%	11.9%	5.1%

The three customers listed above comprised 88% and 73% of our accounts receivable as of September 30, 2013 and 2012, respectively.

Geographical Information

During the three and nine months ended September 30, 2013 and 2012, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Americas	$8,318	$9,863	$29,340	$26,855
EMEA	166	780	788	2,218
Asia Pacific	262	369	704	2,224

Total Revenues	$8,746	$11,012	$30,832	$31,297

The Company does not separately allocate specific assets to these geographic locations.

12.  Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company is already in compliance with this guidance.

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

13.  Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2013 are as follows (in thousands):

Year Ending December 31,	Operating
2013-3 months	$ 640
2014	2,589
2015	2,424
2016	2,128
2017	1,789
2018	1,727
Beyond	4,588

Total	$ 15,885

As of September 30, 2013, $6.7 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $4.8 million.

Rent expense under operating leases for the three months ended September 30, 2013 and 2012 was $0.6 million and $0.8 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2013 and 2012 was $1.8 million and $2.1 million, respectively.

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

15.  Restructuring Expenses

2013 Restructuring

On July 25, 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions of approximately 26% of the Company’s worldwide workforce. The restructuring plan was implemented primarily during the three month period ended September 30, 2013 and should result in annualized savings of approximately $14.0 million.

The restructuring plan resulted in special charges totaling $5.6 million recorded during the three month period ended September 30, 2013. These charges were for lease/rental terminations of $3.2 million, severance costs for affected employees of $1.2 million, equipment and improvements write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million. All are cash expenditures except for the equipment and improvements write-offs. It is estimated that approximately $1.7 million of cash expenditures will be paid out in 2013, and the remaining cash expenditures will be paid in future years.

The $138,000 positive usage for lease/rental terminations was a result of reversing the deferred rent liability associated with the various lease terminations.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended September 30, 2013 (in thousands):

	December 31, 2012		September 30, 2013
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$-	$1,211	$(647)	$564
Lease/rental terminations	-	3,201	138	3,339
Fixed asset write-offs, transition travel, other	-	1,190	(1,142)	48

Total	$-	$5,602	$(1,651)	$3,951

2012 Restructuring

In February 2012, we undertook a restructuring that included a 7% reduction of headcount and other cost reductions that resulted in annualized savings of approximately $7.0 million. One-time employee termination and other costs resulted in restructuring expenses of $0.2 million net recorded in the nine month period ended September 30, 2012.

The following is the activity in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet for the period ended September 30, 2013 (in thousands):

	December 31, 2012				September 30, 2013
	Balance	Provision-net	Usage	Reclass	Balance
One-time employee termination benefits	$8	$-	$-	$(4)	$4
Lease/rental terminations	-	-	-	-	-
Relocation, move, other expenses	-	-	(4)	4	-

Total	$8	$-	$(4)	$-	$4

The remaining balance in the restructuring reserve is estimated to be used by the end of the fiscal year ending December 31, 2013.

16.  Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the nine month period ended September 30, 2013. During the nine month period ended September 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

17.  Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required other than the following:

NASDAQ Letter

On November 7, 2013, we received a notice from The NASDAQ Stock Market LLC stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5550(a)(2). The notification letter states that we will be afforded 180 calendar days, or until May 6, 2014, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance.

If we do not regain compliance by May 6, 2014, but meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on the NASDAQ Capital Market (with the exception of the minimum bid price requirement), the Company may be eligible for an additional 180-day compliance period. Unless NASDAQ determines that it does not appear possible for the Company to cure the deficiency, we will be granted the additional 180-day compliance period if we notify NASDAQ of our intent to come into compliance with the minimum bid price requirement. If the Company is not eligible for the additional 180-day compliance period, NASDAQ will provide written notice that our securities will be delisted. At that time, we may appeal the delisting determination to an independent Hearings Panel authorized by the NASDAQ Board of Directors.

We intend to continue actively monitoring the bid price for our common stock between now and May 6, 2014, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There is no assurance, however, that the Company will pursue efforts to continue to be listed, that the Company will be eligible for an additional compliance period or that our common stock will not be delisted.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	changes in demand for our products from our customers and their end-users;
•	our ability to predict consumer needs, introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;
•

our business and stock price may decline further which could cause an additional impairment of long-lived assets or restructuring charge resulting in a material adverse effect on our financial condition and results of operations;

•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to successfully execute our business and restructuring plan and control costs and expenses;
•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;
•	we risk being delisted from NASDAQ if our stock continues to trade below $1.00 per share;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and
•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this 10-Q on Page 23.

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

Overview

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage voice, data, video and connectivity over mobile broadband networks. Our primary customers are the world’s leading mobile network operators, chipset and mobile device manufacturers and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity and graphics products distributed through a variety of consumer channels worldwide.

Our innovative line of productivity and graphics products are distributed through a variety of consumer channels worldwide, our online stores, and third-party wholesalers, retailers and value-added resellers. We offer products that operate on Windows, Mac, UNIX, Linux, Apple iPhone/iPad, Android, Windows Mobile, Symbian and Java platforms.

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Wireless:
Sprint (& affiliates)	61.5%	46.1%	55.6%	39.6%
Verizon Wireless (& affiliates)	9.8%	19.4%	14.9%	20.2%

Productivity & Graphics:
FastSpring	13.6%	7.1%	11.9%	5.1%

The three customers listed above comprised 88% and 73% of our accounts receivable as of September 30, 2013 and 2012, respectively.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2013 and 2012. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.5	19.3	23.8	19.5

Gross profit	71.5	80.7	76.2	80.5
Operating expenses:
Selling and marketing	42.4	36.9	41.0	40.3
Research and development	61.2	53.1	55.8	61.1
General and administrative	52.3	45.5	46.6	50.0
Restructuring expense (income)	64.0	(0.2)	18.2	0.8

Total operating expenses	219.9	135.3	161.6	152.2

Operating loss	(148.4)	(54.6)	(85.4)	(71.7)
Non-operating income:
Change in fair value of contingent liability	-	11.0	-	3.9
Interest and other income, net	0.1	0.3	0.1	0.2

Loss before provision for income taxes	(148.3)	(43.3)	(85.3)	(67.6)
Provision for income tax expense	0.9	0.4	0.5	0.5

Net loss	(149.2)%	(43.7)%	(85.8)%	(68.1)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise™ and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio™, MotionArtist™ and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Wireless	$7,243	$9,601	$25,989	$27,016
Productivity & Graphics	1,503	1,411	4,843	4,281

Total revenues	8,746	11,012	30,832	31,297

Cost of revenues	2,492	2,120	7,337	6,111

Gross profit	$6,254	$8,892	$23,495	$25,186

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues.  Revenues were $8.7 million and $11.0 million for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $2.3 million, or 20.6%. Wireless revenues decreased $2.4 million, or 24.6%, primarily due to lower sales of our legacy connection manager products of $2.7 million and lower NetWise products of $1.4 million. While our legacy connection manager products are tied to USB modem sales and are expected to decline over time, our NetWise product continues to perform well at Sprint. However, NetWise revenue is subject to new device launches at our customers which are seasonal in nature and hence will vary quarter to quarter. These decreases were partially offset by increased demand for our CommSuite products of $1.7 million as compared to the same period in 2012. Productivity & Graphics revenues increased $0.1 million, or 6.5% primarily due to our new Manga Studio release.

Cost of revenues.  Cost of revenues was $2.4 million and $2.1 million for the three months ended September 30, 2013 and 2012, representing an increase of $0.3 million, or 17.5%. The increase was primarily due to product mix.

Gross profit.  Gross profit was $6.3 million, or 71.5% of revenues for the three months ended September 30, 2013, a decrease of $2.6 million, or 29.7%, from $8.9 million, or 80.7% of revenues for the three months ended September 30, 2012. The 9.2 percentage point decrease was primarily due to the lower revenues and product mix.

Selling and marketing.  Selling and marketing expenses were $3.7 million and $4.1 million for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $0.4 million, or 8.8%. This decrease was primarily due to overall reduced spending of $0.2 million, headcount reductions of $0.1 million, and stock-based compensation which decreased from $0.2 million to $0.1 million, or $0.1 million.

Research and development.  Research and development expenses were $5.3 million and $5.8 million for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $0.5 million, or 8.4%. This decrease was primarily due to lower headcount. Stock-based compensation was $0.2 million for both of the three month periods ended September 30, 2013 and 2012.

General and administrative.  General and administrative expenses were $4.6 million and $5.0 million for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $0.4 million, or 8.8%. This decrease was primarily due to lower space and occupancy costs of $0.2 million, lower legal and accounting fees of $0.1 million, and lower depreciation of $0.1 million. Stock-based compensation was $0.5 million for both of the three month periods ended September 30, 2013 and 2012.

Restructuring expense (income).  Restructuring expenses were $5.6 million for the three months ended September 30, 2013. These charges were for lease/rental terminations of $3.2 million, severance costs for affected employees of $1.2 million, fixed asset write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million. Restructuring income was $19,000 for the three months ended September 30, 2012 to reflect reserve adjustments from estimates to actuals related to our 2012 Restructuring Plan.

Change in fair value of contingent liability.    When we acquired Core Mobility in October 2009, we established a pre-acquisition contingency made up of two milestone payments that were part of the purchase price of the business. The first milestone was met and $0.6 million was paid in March 2010. The second milestone was not met and therefore not paid. The Core Mobility shareholders disputed the second milestone in a lawsuit which was found in our favor in August 2012. The plaintiffs chose not to appeal the decision. As a result, we reduced the contingent liability of $1.2 million to its fair value of $0 at September 30, 2012.

Interest and other income, net.    Interest and other income, net was $7,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively.

Provision for income tax expense.  We recorded income tax expense of $76,000 and $46,000 for the three months ended September 30, 2013 and 2012, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues.  Revenues were $30.8 million and $31.3 million for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $0.5 million, or 1.5%. Wireless revenues decreased $1.0 million, or 3.8%, primarily due to lower sales of our legacy connection manager products of $4.4 million as discussed above. This decrease was partially offset by increases in our CommSuite and NetWise product lines of $2.7 million and $0.7 million, respectively. Productivity & Graphics revenues increased $0.5 million, or 13.1% primarily due to increases in our core product lines of Poser, Anime Studio, and Manga Studio. Due to the introduction and market acceptance of mobile hotspot devices, Tablets and Smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues.  Cost of revenues was $7.3 million and $6.1 million for the nine months ended September 30, 2013 and 2012, representing an increase of $1.2 million, or 20.1%. The increase was primarily due to the product mix in Wireless of $1.0 million and product mix in Productivity & Graphics of $0.2 million.

Gross profit.    Gross profit was $23.5 million, or 76.2% of revenues for the nine months ended September 30, 2013, a decrease of $1.7 million, or 6.7%, from $25.2 million, or 80.5% of revenues for the nine months ended September 30, 2012. The 4.3 percentage point decrease was primarily due to the lower revenues and product mix.

Selling and marketing.  Selling and marketing expenses were $12.6 million and $12.6 million for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $47,000, or 0.4%. Severance costs of $0.2 million were offset by reduced spending in all other areas of $0.3 million. Stock-based compensation increased from $0.7 million to $0.8 million, or $0.1 million due to the acceleration of expense related to the termination of an employee.

Research and development.  Research and development expenses were $17.2 million and $19.1 million for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $1.9 million, or 10.1%. This decrease was primarily due to lower headcount. Stock-based compensation increased from $0.6 million to $0.7 million, or $0.1 million.

General and administrative.  General and administrative expenses were $14.4 million and $15.7 million for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $1.3 million, or 8.2%. This decrease was primarily due to lower space & occupancy costs of $0.4 million, lower audit and legal fees of $0.4 million, lower depreciation of $0.3 million, and lower stock-based compensation which decreased from $1.8 million to $1.6 million, or $0.2 million.

Restructuring expense (income).  Restructuring expenses were $5.6 million for the nine months ended September 30, 2013. These charges were for lease/rental terminations of $3.2 million, severance costs for affected employees of $1.2 million, fixed asset write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million. Restructuring expense was $0.2 million for the nine months ended September 30, 2012 primarily due to severance and relocation costs related to our 2012 Restructuring Plan.

Change in fair value of contingent liability.    When we acquired Core Mobility in October 2009, we established a pre-acquisition contingency made up of two milestone payments that were part of the purchase price of the business. The first milestone was met and $0.6 million was paid in March 2010. The second milestone was not met and therefore not paid. The Core Mobility shareholders disputed the second milestone in a lawsuit which was found in our favor in August 2012. The plaintiffs chose not to appeal the decision. As a result, we reduced the contingent liability of $1.2 million to its fair value of $0 at September 30, 2012.

Interest and other income, net.    Interest and other income, net was $27,000 and $84,000 for the nine months ended September 30, 2013 and 2012, respectively.

Provision for income tax expense.  We recorded income tax expense of $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At September 30, 2013, we had $18.1 million in cash and cash equivalents and short-term investments and $12.9 million of working capital.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate Smith Micro to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the nine months ended September 30, 2013 we did not repurchase any shares. During the nine months ended September 30, 2012, we repurchased 375,000 shares at a cost of $0.8 million.

Capital expenditures were $0.8 million and $0.3 million for the nine month periods ended September 30, 2013 and 2012, respectively.

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

Operating activities

Net cash used in operating activities was $13.4 million for the nine months ended September 30, 2013. The primary uses of operating cash were to fund our net loss of $26.5 million and decreases in our prepaid expenses of $0.3 million. These were partially offset by non-cash expenses including depreciation and amortization of $3.1 million, stock-based compensation of $2.7 million, the write-off of fixed assets due to our restructuring of $1.0 million, and accounts receivable and inventory reserves of $0.5 million. Other cash increases were due to increases in accounts payable and accrued expenses of $4.6 million, and decreases in accounts receivable of $1.5 million.

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

Investing activities

Net cash provided by investing activities was $5.3 million for the nine months ended September 30, 2013 due to the sale of short-term investments of $6.1 million, partially offset by capital expenditures of $0.8 million.

During the nine months ended September 30, 2012, we were provided with $21.3 million in investing activities due to the sale of short-term investments of $21.6 million, partially offset by capital expenditures of $0.3 million.

Financing activities

During the nine months ended September 30, 2013, we received $36,000 from the stock sale for the employee stock purchase plan.

During the nine months ended September 30, 2012, we used $0.8 million to repurchase our common stock and received $0.1 million from the stock sales for the employee stock purchase plan.

Contractual obligations and commercial commitments

As of September 30, 2013, we had no debt. The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$15,885	$2,579	$4,725	$3,618	$4,963
Purchase Obligations	1,016	1,016	-	-	-

Total	$16,901	$3,595	$4,725	$3,618	$4,963

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 16,000 square feet in Sunnyvale, California under a lease that expires February 28, 2015. We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. Internationally, we lease space in Belgrade, Serbia that expires December 30, 2016.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has impaired $1.0 million of equipment and improvements as a result of our 2013 Restructuring Plan. These costs are included in Restructuring Expense on the income statement.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At September 30, 2013, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended September 30, 2013 and 2012, our revenues denominated in foreign currencies were $0 and $0.2 million, respectively. For the nine months ended September 30, 2013 and 2012, our revenues denominated in foreign currencies were $0.1 million and $0.4 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

If we fail to meet the requirements for continued listing on the NASDAQ Global Market, our common stock would likely be delisted from trading on the NASDAQ Global Market, which could adversely affect the liquidity of our common stock and cause our trading price to decline.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices that are below this minimum bid price requirement. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that we comply with its continued listing standards. If we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock would likely be delisted from the NASDAQ Global Market, in which case our stock may trade on the NASDAQ Capital Market for a period of time, or our stock may trade on the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would likely result in decreased liquidity and increased volatility of our common stock, and could cause our trading price to decline.

We derive a significant portion of our revenues from sales of a small number of products to Sprint and Verizon Wireless, so our revenues and operating results are highly vulnerable to shifts in demand.

We sell primarily to large carriers and original equipment manufacturers (OEMs), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2012, sales to Sprint and Verizon Wireless comprised 40.7% and 20.5% of our total revenues, respectively. For the nine months ended September 30, 2013, sales to Sprint and Verizon Wireless comprised 55.6% and 14.9% of our total revenues, respectively. Because of our customer concentration, these carriers and other large customers may have significant pricing power over us, and any material decrease in sales to any of them would materially affect our revenues and profitability. Additionally, carriers and OEMs are not the end-users of our products. If any of their efforts to market products and services incorporating our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

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

On July 25, 2013, the Board of Directors approved a new restructuring plan to be implemented primarily during the fiscal quarter ending September 30, 2013. This restructuring plan involved changes in management structure in order to streamline the organization, facility consolidations/closures, and headcount reductions that amounted to approximately 26% of the Company’s worldwide workforce. This resulted in one-time restructuring charges of approximately $5.6 million that was recorded in the three month period ended September 30, 2013. If the demand for our legacy and new products does not increase, we may need to take additional restructuring actions in future quarters, although we currently do not have any intention to do so. If future restructuring actions are taken, this could have a material adverse effect on our financial condition and results of operations in the period that the action is taken.

Our restructuring plan includes organizational changes and facility closures and consolidations, which could have a negative impact on our operations and customers.

Our recently announced restructuring plan involves a transfer of significant duties and responsibilities from employees who are being terminated and facilities which are being closed or consolidated. Such duties and responsibilities will be transferred to employees and facilities which we are retaining. If the transfer of duties and responsibilities, including underlying product knowledge and expertise of our existing product lines, is not executed successfully and seamlessly, this could adversely affect our levels of customer service and satisfaction, which could adversely affect our business and future revenues. In addition, the restructuring may cause us future difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013
Aug. 1-31, 2013
Sep. 1-30, 2013	29,296(a)	$1.13
Total	29,296	$1.13		4,625,000 (b)

The above table includes:

(a)         Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 29,296 shares during the periods set forth in the table.

(b)         Repurchases of stock under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. Under this program, stock repurchases may be made from time to time and the actual amount expended will depend on a variety of factors including market conditions, regulatory and legal requirements, corporate cash generation and other factors. The stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of Rule 10b5-1 trading plans. The program does not obligate the Company to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at the Company’s discretion. During the three months and nine months ended September 30, 2013, we did not repurchase any shares.

Item 6.	Exhibits

10.8	Agreement and General Release, by and between Von Cameron and the Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 8, 2013	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2013	By /s/ Andrew C. Schmidt
Andrew C. Schmidt
Vice President and Chief Financial Officer
(Principal Financial Officer)