Form 10-K
period 2013-12-31
SMITH MICRO SOFTWARE INC
filed 2014-03-07
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

YES[ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ]  NO [X]

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $34,675,588 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of February 18, 2014, there were 38,609,318 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	changes in demand for our products from our key customers and their end-users;
•

our business and stock price may decline further which could cause an additional impairment of long-lived assets or restructuring charges resulting in a material adverse effect on our financial condition and results of operations;

•	our ability to successfully execute our business and restructuring plan and control costs and expenses;
•	we risk being delisted from NASDAQ if our stock trades below $1.00 per share for 30 straight business days;
•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;
•	the pace at which the market for new products develop;
•	the intensity of the competition and our ability to successfully compete;
•	our ability to hire and retain key personnel;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;
•	our ability to raise additional capital through the issuance of additional equity or convertible debt securities or by borrowing money, in order to meet our capital needs;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and
•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 10 of this report.

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

PART I

Item 1. BUSINESS

General

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage devices, communications and network connectivity for end-users as well as Machine-to-Machine (“M2M”) endpoints. Our primary customers are the world’s leading wireless service providers, mobile device and chipset manufacturers, and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity, graphics and animation products distributed through a variety of consumer channels worldwide.

With a 30-year history of technology innovation, leadership in industry standards, and extensive commercial deployment experience, Smith Micro continues to evolve its portfolio and business models to capitalize on new market opportunities. Over the past three decades, the Company has developed deep expertise in embedded software for networked devices, policy-based management platforms, and highly-scalable mobile applications and hosted services. For network operators and organizations struggling to reduce costs and complexity in the fragmented, rapidly evolving mobile market, Smith Micro offers proven solutions that increase reliability, security, and efficiency while accelerating time to market for mobile products and services.

The proliferation of mobile broadband technology continues to provide new opportunities for Smith Micro on a global scale. Today, Smith Micro’s mission is to help our customers thrive in a connected world with software solutions that:

1. Simplify wireless connectivity to reduce support costs and increase accessibility;

2. Optimize network and device resources for maximum performance and efficiency;

3. Enable a safe, productive mobile environment that meets enterprise and governmental standards for security, control and regulatory compliance; and

4. Engage and grow high-value relationships with end customers using mobile devices.

The Company was incorporated in California in November 1983, and reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com. Our NASDAQ symbol is SMSI, and we make our SEC filings available on the Investor Relations page of our website. Information contained on our website is not part of this Annual Report on Form 10-K.

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

Wireless

Rapid advancements in wireless technology, including higher speed networks, intelligent connected devices and an abundance of digital content and mobile applications, are fueling the mobile broadband market. The demand for pervasive connectivity is largely driven by the insatiable consumer desire to access information and digital entertainment - anytime, anywhere - from smartphones, tablets, laptop computers, e-readers, gaming devices and more. Further, the ability to instrument devices with meters, diagnostics and operational controls has led to an exploding M2M wireless market across a broad range of vertical industries. While the benefits and opportunities associated with increased mobility are plenty, so are the challenges of this highly dynamic environment:

•	Wireless data services are being adopted at such a fast pace that global wireless networks cannot support them without significant investments to increase capacity and performance.

•	Operators are being marginalized by over-the-top applications and social networks as they struggle to supplement declining voice and messaging revenues with new data services.

•

Device and module makers face increasing pressure to differentiate their platforms and accelerate time to market while burdened by network certification requirements that differ for each wireless carrier.

•

Commercial and public sector organizations are challenged to mobilize their operations and provide their work forces with wireless access to critical information without sufficient tools to manage security, performance and costs.

•	End users must adapt to a variety of mobile platforms, a deluge of mobile apps, and unreliable connection methods while learning to understand and manage costs of consuming data.

To address these challenges, Smith Micro has developed a robust software portfolio comprised of three product families that help our customers connect, control and capitalize on the mobile internet:

QuickLink® – connection management applications and software components that help users and devices access 3G, 4G and Wi-Fi networks, easily and securely.

NetWise® – policy-based control solutions for intelligently managing data traffic, network authentication, user entitlement to wireless services, and device behavior.

CommSuite® – a premium services platform that allows operators and enterprises to deliver and monetize advanced voice, video and messaging applications.

Our flagship QuickLink connectivity solutions have been shipped on more than 100 million devices worldwide. This patented technology allows mobile users to easily connect a tablet, laptop or other wireless device to cellular or Wi-Fi networks. Many of the world’s largest mobile network operators, including AT&T, Bell Canada, Bouygues, Orange, Sprint, T-Mobile, Verizon Wireless, and Vodafone, have offered QuickLink as a white-label connection management application to their subscribers. QuickLink components are embedded by leading chipset manufacturers and module makers to ensure that connectivity is consistent across device types. QuickLink is also used by enterprises and public sector organizations with mobile workforces to provide enhanced security and configurability over public and private wireless networks.

NetWise is a policy-driven platform for managing data and devices over heterogeneous networks. Using an intelligent device client NetWise provides visibility and control over 3G, 4G and Wi-Fi network connections to ensure the best possible quality of experience for end users. NetWise helps operators reduce congested networks and helps enterprises reduce escalating telecom budgets through discovery, authentication and seamless offload of data to Wi-Fi networks. NetWise also provides remote device and user access management to ensure secure, compliant access to networked systems and information.

With the CommSuite premium services platform, operators can drive new revenues and better compete with over-the-top (“OTT”) applications by offering innovative new messaging features, such as Voice-to-Text, Avatar messaging, Videomail, live Videocasting, and more. CommSuite services are offered stand-alone or can be bundled with existing voicemail and messaging systems, including Rich Communication Services (“RCS”). The CommSuite gateway provides application management and supports flexible business models, such as monthly subscription, content-driven purchases, and “freemium” ad-sponsored plans, by integrating with operator billing/provisioning systems and advertising mediation engines. For enterprises, CommSuite offers increased productivity through a single client application for accessing mobile and office voice messages, as well as secure, adaptive streaming of mobile video, including rights-managed content (like on-demand movies), closed-circuit video, and more.

Beyond the advanced features within each product family, the expertise to integrate technologies across the entire portfolio is an advantage that Smith Micro uniquely brings to its customers. For example, CommSuite Videomail can be managed by NetWise data policies to ensure that video traffic is restricted to Wi-Fi or 4G networks. Using technology and experience acquired over 30 years, Smith Micro continues to deliver new solutions to meet new market challenges.

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

The group’s primary product offering is its line of graphic titles, in particular Poser®, Anime Studio®, Manga Studio® and MotionArtist™. These products are aimed at digital artists of all skill levels helping them to produce professional level animations, comics, and other 2D and 3D art. Poser is the industry leading tool for 3D human figure design and animation. Anime Studio is used by both hobbyists and professional artists working for high-end animation studios like Disney, and Manga Studio is at the top of the market for comic illustration software, used by famous graphic novelists such as Dave Gibbons, the author of the Watchmen. The group is focused on pursuing adjacent markets to these graphic arts, as well as new platforms for the existing titles, such as iOS.

The secondary product line is StuffIt®, driven by its patented and patent-pending image compression, with a focus on our innovative “lossless” JPEG compression technology. StuffIt provides superior lossless compression, encryption and archiving. We have enhanced this industry-leading product’s feature set with new, online file transfer capabilities.

Products and Services

Our primary products consist of the following:

Product Groups	Products	Description
	QuickLink® Mobile	Connection management application to control, customize and automate wireless connections from PCs and Macs to WWAN and WLAN/Wi-Fi networks
	QuickLink® Mobility	Mobile VPN and connection manager targeted to enterprises with mobile workforces and the public sector
	QuickLink® Hotspot QuickLink® Zero	An application that optimizes the user-experience with billing integration, automated diagnostics, and usage metering for mobile hotspot features on smartphones and mobile broadband devices
	QuickLink® MiTile	Connection manager for Microsoft Windows 8 devices
	QuickLink® MBIM Drivers	Customizable drivers that support the Mobile Broadband Interface Model (MBIM) standard for connecting USB devices to a variety of operating systems
	NetWise® Director	Intelligent traffic management for data offload and seamless, secure network transitions between 3G/4G/Wi-Fi; provides application controls, user entitlement, and automated authentication
	NetWise® I/O	A toolkit for testing client/server interoperability using the ANDSF networking standard.
	NetWise® SmartSpot	Wi-Fi discoverability, promotion and automated authentication
	NetWise® DM Suite	Device Management platform for mobile device provisioning and configuration
	NetWise® FOTA	Lightweight device agent and deployment server for updating Firmware Over The Air (FOTA)
	CommSuite® PTT	A push-to-talk (PTT) data service that uses a mobile Internet connection to send and receive “walkie-talkie” style calls
	CommSuite® VVM	Visual Voicemail (VVM) delivered directly to a mobile phone app and managed like email
	CommSuite® VTT	Voice-to-Text (VTT) transcription of voicemail and voice SMS messages
	CommSuite® Avatarmail	Talking Avatars that use voice, wallpapers, stickers and photos to communicate
	CommSuite® VIDIO	Adaptive streaming of video content to support mobile viewing across laptops, tablets, phones, TVs, and more
	CommSuite® Videocast and Videomail	Delivery of live or pre-recorded video messages captured on mobile devices and available via web link with no client application required
Productivity & Graphics	Poser®	A solution for creating 3D character art and animations
	Anime Studio®	An animation tool for professionals and digital artists
	Manga Studio®	A solution for creating manga and comic art
	MotionArtist ™	A solution for creating interactive presentations
	ScatterShow™	Creates interactive slide shows from photo albums on mobile devices
	StuffIt Deluxe®	Patented, lossless compression solution for documents and media

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

Expand our Customer Base. In addition to introducing new products to current customers, we are growing our domestic and international business through sales to new carriers and device manufacturers, as well as increased penetration of the enterprise market, with particular focus on public safety, education, and vertical markets utilizing M2M technologies.

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

Revenues to two customers (Sprint and Verizon Wireless) and their respective affiliates in the Wireless business segment accounted for 53.1% and 13.0%, respectively, of the Company’s total revenues for the fiscal year 2013. Revenues to FastSpring in the Productivity & Graphics business segment accounted for 11.4% of the Company’s total revenues for the fiscal year 2013. In 2012, our two largest customers (Sprint and Verizon Wireless) accounted for 40.7% and 20.5%, respectively, of our total revenues. In 2011, our three largest customers (Sprint, Verizon Wireless and AT&T) accounted for 24.8%, 18.4% and 11.7%, respectively, of our total revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, via email, live chat and by telephone. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $21.3 million, $24.8 million, and $41.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Manufacturing

Although we primarily deliver our software via electronic downloads, we do deliver our software in several other forms. We offer a package or kit that may include CD-ROMs and certain other documentation or marketing material. We also permit selected OEM customers to duplicate our products on their own CD-ROMs, USB devices, or embedded devices, and pay a royalty based on usage. Some OEM business requires that we provide a CD, which includes a soft copy of a user guide. Finally, we grant licenses to certain OEM customers that enable those customers to preload a copy of our software onto a personal computer. With the enterprise sales program, we offer site licenses under which a corporate user is allowed to distribute copies of the software to users within their corporate sites.

Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. Our manufacturing is subcontracted to outside vendors and includes the replication of CD-ROMs and the printing of documentation materials. Assembly of the final package is completed by our Aliso Viejo, California facility.

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

We believe that the principal competitive factors affecting the mobile software market include domain expertise, product features, usability, quality, price, customer service and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We also believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability.

Many existing and potential carrier and OEM customers have the resources to develop products that compete directly with our products. These customers may discontinue the purchase of our products. Our future performance is substantially dependent upon the extent to which existing carrier and OEM customers elect to purchase software from us rather than design and develop their own software.

Proprietary Rights and Licenses

Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology and intellectual property, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2013, we owned 79 issued U.S. patents and have 29 U.S. patent applications that are currently pending. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.

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

Employees

As of December 31, 2013, we had a total of 241 employees within the following departments: 143 in engineering, 52 in sales and marketing, 22 in operations and customer support and 24 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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

We derive a significant portion of our revenues from sales of a small number of products to Sprint and Verizon Wireless, so our revenues and operating results are highly vulnerable to shifts in demand and may continue to decline.

In our Wireless business segment, we sell primarily to large carriers and original equipment manufacturers (“OEMs”), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2013, sales to Sprint and Verizon Wireless comprised 53.1% and 13.0% of our total revenues, respectively. Because of our customer concentration, these carriers and other large customers may have significant pricing power over us, and any material decrease in sales to any of them would materially affect our revenues and profitability. Additionally, carriers and OEMs are not the end-users of our products. If any of their efforts to market products and services incorporating our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

On July 10, 2013, Softbank and Sprint Nextel completed a merger which could further intensify the competitive pressures that we face. Furthermore, the uncertainties created by this merger could cause it to delay or cancel planned purchases of our products and services, particularly if there are proposed changes or uncertainties in the future management, product offerings and technical specifications of Sprint and its product portfolio.

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

We announced a restructuring plan in July 2013 and we may take additional restructuring actions in the future that would result in additional charges, which would have a negative impact on our results of operations in the period the action is taken.

On July 25, 2013, the Board of Directors approved a new restructuring plan which was implemented primarily during the fiscal quarter ending September 30, 2013. This restructuring plan involved changes in management structure in order to streamline the organization, facility consolidations/closures, and headcount reductions that amounted to approximately 26% of the Company’s worldwide workforce. This resulted in one-time restructuring charges of approximately $5.6 million that was recorded in the three month period ended September 30, 2013. If the demand for our legacy and new products does not increase, we may need to take additional restructuring actions in future quarters, although we currently do not have any intention to do so. If future restructuring actions are taken, this could have a material adverse effect on our financial condition and results of operations in the period that the action is taken.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. NASDAQ notified the Company on November 7, 2013 that the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement over the previous 30 consecutive business days and, as a result, the Company was not in compliance with Listing Rule 5450(a)(1). On November 25, 2013, NASDAQ notified the Company that the closing bid price of its common stock had been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, NASDAQ confirmed to the Company that it had regained compliance with the minimum bid price rule and the matter was now closed.

Our common stock price could again fall below the $1.00 per share threshold for 30 consecutive business days, in which case we would receive another deficiency letter. If we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock would likely be delisted from the NASDAQ Global Market, in which case our stock may trade on the NASDAQ Capital Market for a period of time, or our stock may trade on the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would likely result in decreased liquidity and increased volatility of our common stock, and could cause our trading price to decline.

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

A large portion of our operating expenses, including rent, depreciation and amortization, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

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

For the year ended December 31, 2013, we recorded a charge for impairment of long-lived assets of $1.0 million as a result of our 2013 restructuring. For the year ended December 31, 2011, we recorded a charge for impairment of long-lived assets of $18.7 million ($13.4 million on intangible assets and $5.3 million on fixed assets) due, in part, to continued declines in our revenues and profitability and our continued depressed stock price. In future years, we may be required to take further charges for impairment of equipment and improvements, which could have a material adverse effect on our financial condition and results of operations.

Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our business, financial condition and results of operations.

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft, Google and Apple operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards and short product life cycles. In addition, the technology we market, which has been sold as software in the past, can be integrated at the chipset level by the leading mobile chipset manufacturers. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.

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

Our recent and planned product introductions to support new higher speed networking and 4G technologies have allowed us to enter new markets. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.

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

Our operations and performance depend significantly on economic conditions in the United States and worldwide. The U.S. and global economic outlook remains uncertain. A general weakening of, and related decline of confidence in, the U.S. and global economies or the curtailment in government or corporate spending could make it difficult for current or potential wireless carrier and OEM customers and their end users to accurately forecast and plan future business activities and capital expenditures, which could cause them to slow spending on our products and services. These and other economic factors could adversely affect demand for our products and services and our financial condition and operating results, and may require us to record additional charges related to restructuring costs and/or the impairment of long-lived assets.

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

In addition, we may file with the SEC a shelf registration statement to sell from time to time additional shares of our common stock in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering. If we raise additional funds by issuing additional equity or convertible debt securities (whether in a public offering or private placement), the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.

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

Security and privacy breaches may harm our business.

The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:

•	cause our customer to lose confidence in our solutions;

•	harm our reputation;

•	expose us to liability; and

•	increase our expense from potential remediation costs.

While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers. In addition, our customers and end users may use our products and services in a manner which violates security or data privacy laws in one or more jurisdictions. Any significant or high profile data privacy breaches or violations of data privacy laws, whether directly through our hosted solutions or by third parties using our products and services, could result in the loss of business and reputation, litigation against us and regulatory investigations and penalties that could adversely affect our operating results and financial condition.

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

We may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes as well as sales, use and other non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, sales and use taxes, and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. An increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect sales and use taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to collect sales and use taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that our provisions for taxes are correct, or that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. If we are required to pay substantially more taxes in the future or for prior periods, our operating results and financial condition could be adversely affected

Item 1B. UNRESOLVED STAFF COMMENTS

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

	High	Low

YEAR ENDED DECEMBER 31, 2013:
First Quarter	$1.78	$1.26
Second Quarter	1.49	1.06
Third Quarter	1.31	0.88
Fourth Quarter	1.57	0.79

YEAR ENDED DECEMBER 31, 2012:
First Quarter	$2.87	$1.14
Second Quarter	2.37	1.46
Third Quarter	2.16	1.49
Fourth Quarter	1.89	1.10

On February 18, 2014, the closing sale price for our common stock as reported by NASDAQ was $1.79.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Stock Performance Graph

The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

The graph covers the period from December 31, 2008 through December 31, 2013. The graph assumes that $100 was invested in our common stock on December 31, 2008, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Smith Micro Software, Inc., the S&P Midcap 400 Index, and S&P MidCap Application

Software

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13

Smith Micro Software, Inc.	100.00	164.57	283.09	20.32	26.98	26.62
S&P Midcap 400	100.00	137.38	173.98	170.96	201.53	269.04
S&P MidCap Application Software	100.00	144.42	199.15	200.22	234.09	297.54

Holders

As of February 18, 2014, there were approximately 161 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fiscal year 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1-31, 2013	-		-	-	4,625,000
Feb. 1-28, 2013	-		-	-	4,625,000
Mar. 1-31. 2013	5,122		$1.45	-	4,625,000
Apr. 1-30, 2013	-		-	-	4,625,000
May 1-31, 2013	-		-	-	4,625,000
Jun. 1-30, 2013	29,681		$1.38	-	4,625,000
July 1-31, 2013	-		-	-	4,625,000
Aug. 1-31, 2013	-		-	-	4,625,000
Sep. 1-30, 2013	29,296		$1.13	-	4,625,000
Oct. 1-31, 2013	-		-	-	4,625,000	(b)
Nov. 1-30, 2013	-		-	-	-
Dec. 1-31, 2013	32,131		$1.04	-	-

Total	96,230	(a)		-	-

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 96,230 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

(b) There were no repurchases of stock during the fiscal year 2013 under a program announced on November 2, 2011 authorizing the repurchase by the Company of up to 5,000,000 shares over a period of up to two years. The Company repurchased 375,000 shares in fiscal year 2012 but none in fiscal year 2011. The program ended on November 1, 2013.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of comprehensive income data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of comprehensive income data presented below for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Comprehensive Income Data (in thousands, except per share data):
Revenues	$42,675	$43,329	$57,767	$130,501	$107,279
Cost of revenues	9,707	8,448	13,761	15,507	15,486

Gross profit	32,968	34,881	44,006	114,994	91,793
Operating expenses:
Selling and marketing	15,675	16,666	26,594	29,708	24,999
Research and development	21,305	24,767	41,711	42,759	36,530
General and administrative	18,216	20,211	25,279	24,146	19,155
Restructuring expenses	5,602	238	3,184	-	-
Goodwill and long-lived asset impairment	-	-	112,904	-	-

Total operating expenses	60,798	61,882	209,672	96,613	80,684

Operating income (loss)	(27,830)	(27,001)	(165,666)	18,381	11,109
Non-operating income:
Change in fair value of contingent liabiltiy	-	1,210	-	-	-
Interest and other income, net	30	94	131	130	381

Income (loss) before provision for income taxes	(27,800)	(25,697)	(165,535)	18,511	11,490
Provision for income tax expense (benefit)	153	(234)	(5,929)	6,165	6,738

Net income (loss)	(27,953)	(25,463)	(159,606)	12,346	4,752

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available- for-sale securities	7	33	(24)	(14)	(118)
Income tax expense (benefit) related to items of other comprehensive income (expense)	-	6	1	(6)	(47)

Other comprehensive income (expense), net of tax	7	27	(25)	(8)	(71)

Comprehensive income (loss)	$(27,946)	$(25,436)	$(159,631)	$12,338	$4,681

Net income (loss) per share:
Basic	$(0.76)	$(0.71)	$(4.48)	$0.36	$0.15

Diluted	$(0.76)	$(0.71)	$(4.48)	$0.36	$0.14

Weighted average shares:
Basic	36,982	35,849	35,617	34,204	32,438

Diluted	36,982	35,849	35,617	34,615	32,897

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data (in thousands):
Total assets	$31,538	$54,395	$79,941	$234,892	$205,934
Total liabilities	13,367	11,733	15,081	16,627	17,955
Accumulated comprehensive (deficit) earnings	(196,485)	(168,539)	(143,103)	16,528	4,190
Total stockholders’ equity	$18,171	$42,662	$64,860	$218,265	$187,979

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our dependence upon the large carrier customers for a significant portion of our revenues; deriving revenues from a small number of customers and products; potential further impairments of long-lived assets or additional restructuring charges; our failure to successfully execute our business and restructuring plans; being delisted from NASDAQ; potential fluctuations in quarterly results; changes in technology; our failure to successfully compete; our entry into new markets; failure of our customers to adopt new technologies; loss of key personnel; the availability of third party intellectual property and licenses; exposure to intellectual property claims; failure to maintain strategic relationships with device manufacturers; failure of our products to achieve broad acceptance; uncertainty and volatility of current global economic conditions; undetected software defects; our failure to protect intellectual property; our inability to raise more funds to meet our capital needs; security and privacy breaches in our systems or interruptions or delays in the services we provide which could damage client relations; and doing business internationally.

Introduction and Overview

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage devices, communications and network connectivity for end-users as well as Machine-to-Machine (“M2M”) endpoints. Our primary customers are the world’s leading wireless service providers, mobile device and chipset manufacturers, and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity, graphics and animation products distributed through a variety of consumer channels worldwide.

With a 30-year history of technology innovation, leadership in industry standards, and extensive commercial deployment experience, Smith Micro continues to evolve its portfolio and business models to capitalize on new market opportunities. Over the past three decades, the Company has developed deep expertise in embedded software for networked devices, policy-based management platforms, and highly-scalable mobile applications and hosted services. For network operators and organizations struggling to reduce costs and complexity in the fragmented, rapidly evolving mobile market, Smith Micro offers proven solutions that increase reliability, security, and efficiency while accelerating time to market for mobile products and services.

During fiscal year 2011, we experienced a significant decrease in our revenues. This was primarily due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, resulting in lower demand in our North American marketplace for our legacy connection management products. While we launched new wireless products that addressed this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

As a result of our decreased revenues, slow adoption of our new products, operating losses and depressed stock prices, we recorded a goodwill and other long-lived asset impairment charge of $112.9 million in fiscal year 2011. All goodwill and intangible assets have been written off as of December 31, 2011.

For the year ended December 31, 2013, revenues to two customers and their respective affiliates in the Wireless business segment accounted for 53.1% and 13.0% of the Company’s total revenues, and one customer in the Productivity & Graphics business segment accounted for 11.4% of the Company’s total revenues. These three customers accounted for 83% of accounts receivable for the year ended December 31, 2013. For the year ended December 31, 2012, revenues to two customers and their respective affiliates in the Wireless business segment accounted for 40.7% and 20.5% of the Company’s total revenues and 78% of accounts receivable. For the year ended December 31, 2011, revenues to three customers and their respective affiliates in the Wireless business segment accounted for 24.8%, 18.4% and 11.7% of the Company’s total revenues and 63% of accounts receivable.

Results of Operations

The following table sets forth certain consolidated statement of comprehensive income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Revenues	100.0%	100.0%	100.0%
Cost of revenues	22.7	19.5	23.8

Gross profit	77.3	80.5	76.2
Operating expenses:
Selling and marketing	36.7	38.5	46.0
Research and development	49.9	57.2	72.2
General and administrative	42.7	46.6	43.8
Restructuring expenses	13.2	0.5	5.5
Goodwill and long-lived asset impairment	-	-	195.5

Total operating expenses	142.5	142.8	363.0

Operating loss	(65.2)	(62.3)	(286.8)
Non-operating income:
Change in fair value of contigent liability	-	2.8	-
Interest and other income, net	0.1	0.2	0.2

Loss before provision for income taxes	(65.1)	(59.3)	(286.6)
Provision for income tax expense (benefit)	0.4	(0.5)	(10.3)

Net loss	(65.5)%	(58.8)%	(276.3)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink, NetWise and CommSuite family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser, Anime Studio, Manga Studio, MotionArtist and StuffIt.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Wireless	$35,853	$37,154	$48,951
Productivity & Graphics	6,822	6,175	8,816

Total revenues	42,675	43,329	57,767
Cost of revenues	9,707	8,448	13,761

Gross profit	$32,968	$34,881	$44,006

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

Provision for income tax expense (benefit). The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. After consideration of the Company’s continuing cumulative loss position as of December 31, 2013, the Company retained a valuation allowance related to its U.S.-based deferred tax amounts which was first established during the year ended December 31, 2011 for $53.2 million.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues. Revenues of $42.7 million for fiscal year 2013 decreased $0.6 million, or 1.5%, from $43.3 million for fiscal year 2012. Wireless revenues of $35.9 million decreased $1.3 million, or 3.5%, primarily due to lower sales of our legacy connection manager products of $5.2 million partially offset by higher sales of our CommSuite products of $3.2 million and NetWise products of $0.7 million. Productivity & Graphics sales increased $0.7 million, or 10.5%, primarily due to increases in our core product lines of Poser and Manga Studio. Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our legacy connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues of $9.7 million for fiscal year 2013 increased $1.3 million, or 14.9%, from $8.4 million for fiscal year 2012. The increase was primarily due to the product mix in Wireless of $1.1 million and product mix in Productivity & Graphics of $0.2 million.

Gross profit. Gross profit of $33.0 million or 77.3% of revenues for fiscal year 2013 decreased $1.9 million, or 5.5%, from $34.9 million, or 80.5% of revenues for fiscal year 2012. The 3.2 percentage point decrease was primarily due to the lower revenues and product mix.

Selling and marketing. Selling and marketing expenses of $15.7 million for fiscal year 2013 decreased $1.0 million, or 5.9%, from $16.7 million for fiscal year 2012. This decrease was primarily due to lower personnel related expenses and severance of $0.4 million and lower travel and trade shows of $0.5 million. Stock-based compensation decreased from $0.9 million to $0.8 million, or $0.1 million due to the acceleration of expense related to the termination of an employee.

Research and development. Research and development expenses of $21.3 million for fiscal year 2013 decreased $3.5 million, or 14.0%, from $24.8 million for fiscal year 2012. This decrease was primarily due to lower headcount. Stock-based compensation increased from $0.8 million to $0.9 million, or $0.1 million due to stock options being issued to many of the engineers late in fiscal year 2012.

General and administrative. General and administrative expenses of $18.2 million for fiscal year 2013 decreased $2.0 million, or 9.9%, from $20.2 million for fiscal year 2012. This decrease was primarily due to lower space and occupancy costs as a result of our restructuring of $1.3 million and lower legal and accounting fees of $0.6 million partially offset by increased travel and other expenses of $0.2 million. Stock-based compensation expense decreased from $2.4 million to $2.1 million, or $0.3 million.

Restructuring expenses. Restructuring expenses of $5.6 million for fiscal year 2013 were related to lease/rental terminations of $3.3 million, severance costs for affected employees of $1.1 million, equipment and improvements write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million. Restructuring expenses of $0.2 million for fiscal year 2012 were related to one-time employee termination and other costs as a result of headcount reductions.

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

Interest and other income, net. Interest and other income, net was de minimis for fiscal year 2013 and $0.1 million for fiscal year 2012.

Provision for income tax expense (benefit). We recorded income tax expense of $0.2 million for fiscal year 2013 primarily related to foreign income taxes. We recorded an income tax benefit of $0.2 million for fiscal year 2012 related to state R&D tax credits of $0.7 million, partially offset by state and foreign income taxes of $0.5 million.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues. Revenues of $43.3 million for fiscal year 2012 decreased $14.4 million, or 25.0%, from $57.7 million for fiscal year 2011. Wireless revenues of $37.2 million decreased $11.8 million, or 24.1%, primarily due to lower sales of our base business connection manager products to our carrier customers of $15.5 million and PC OEM customers of $3.2 million, partially offset by higher sales of our CommSuite products of $3.9 million and NetWise products of $3.0 million. Productivity & Graphics sales decreased $2.6 million, or 30.0%, primarily due to lower sell through at large retailers and lower overall demand. Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our core connection management products continue to experience lower demand in our North American marketplace. We have launched new wireless products and services, but they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

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

Liquidity and Capital Resources

At December 31, 2013, we had $14.8 million in cash and cash equivalents and short-term investments and $14.5 million of working capital.

Capital expenditures were $0.8 million for the fiscal year 2013 versus $0.3 million for the fiscal year 2012. The 2013 expenditures were put into place late in the year to increase capacity in our datacenters for the CommSuite product line.

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. During the fiscal year 2012 we repurchased 375,000 shares at a cost of $0.8 million. The Company did not repurchase any shares during the fiscal years 2011 and 2013. The program ended on November 1, 2013.

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

Operating Activities

In 2013, net cash used in operations was $16.6 million primarily due to our net loss adjusted for depreciation, amortization, write-off of fixed assets related to our restructuring, non-cash stock-based compensation, inventory and accounts receivable reserves, and other assets of $18.7 million. This usage was partially offset by an increase in accounts payable and accrued liabilities of $1.4 million and a decrease in accounts receivable of $0.7 million.

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

Investing Activities

In 2013, cash provided by investing activities of $9.4 million was due to the sale of short-term investments of $10.2 million, partially offset by capital expenditures of $0.8 million.

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

Financing Activities

In 2013, cash provided by financing activities was $36,000 as a result of cash received from the sale of stock for our employee stock purchase plan.

In 2012, cash used in financing activities of $0.7 million was due to the repurchase of our common stock of $0.8 million which was partially offset by cash received from the sale of stock for our employee stock purchase plan of $0.1 million.

In 2011, cash provided by financing activities of $0.4 million was from the sale of stock for our employee stock purchase plan.

Contractual Obligations and Commercial Commitments

As of December 31, 2013, we had no debt. The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$15,267	$2,597	$4,566	$3,516	$4,588
Purchase obligations	1,800	1,800	-	-	-

Total	$17,067	$4,397	$4,566	$3,516	$4,588

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $1.2 million, $0.9 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2013, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2012. In addition, the Company is also in a loss for the year ending December 31, 2013. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2013 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2013, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million during the year ended December 31, 2011.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has no uncertain tax positions’ being presented in the previous gross presentation, thus the Company is in compliance with the amendments as of December 31, 2013.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this Update are effective for the reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is in compliance with the amendments as of December 31, 2013.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At December 31, 2013, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2013, 2012 and 2011, our revenues denominated in foreign currencies were $0.1 million, $0.6 million, and $1.1 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2013, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and certain key officers as of February 14, 2014:

Name	Age	Position
William W. Smith, Jr.	66	Chairman of the Board, President and Chief Executive Officer
Andrew C. Schmidt	52	Vice President and Chief Financial Officer
Rick Carpenter	50	Senior Vice President – Engineering
Chris G. Lippincott	42	Senior Vice President – Global Operations
Daniel Rawlings	51	Chief Revenue Officer
David P. Sperling	45	Vice President and Chief Technology Officer
Steven M. Yasbek	60	Chief Accounting Officer

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

Mr. Schmidt joined the Company in June of 2005 and serves as the Company’s Chief Financial Officer. Prior to joining Smith Micro, Mr. Schmidt was the Chief Financial Officer of Genius Products, Inc., a publicly traded entertainment company from August 2004 to June 2005. From April 2003 to June 2004, he was Vice President (Finance) and acting Chief Accounting Officer of Peregrine Systems, Inc., a publicly held provider of enterprise level software then in Chapter 11 reorganization. From July 2000 to January 2003, he was Executive Vice President and Chief Financial Officer of Mad Catz Interactive, Inc., a publicly traded provider of console video game accessories. He holds a B.B.A. in Finance from the University of Texas and an M.S. in Accountancy from San Diego State University.

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

Mr. Rawlings joined the Company as Chief Strategy Officer in late 2012, overseeing Corporate Development, Business Development, Channels & Alliances. In June 2013, Mr. Rawlings assumed the position of Chief Revenue Officer, with responsibility for all revenue streams & customer management functions. Mr. Rawlings brings a successful 25-year track record of sales and executive management experience with leading software companies such as Oracle, PeopleSoft, Lawson Software and Ariba. Mr. Rawlings holds a Bachelor of Arts degree from Azusa Pacific University.

Mr. Sperling joined the Company in April of 1989 and has been the Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has two patents and three patents pending for various telephony and Internet technologies. Mr. Sperling holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.

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

For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which is hereby incorporated by reference.

The section titled “Corporate Governance” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner in 2013.

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

Item 11. EXECUTIVE COMPENSATION

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2013 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

(in thousands, except per share amounts)	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
Equity compensation plan approved by shareholders (1)	2,170	$6.76	2,020
Equity compensation plan not approved by shareholders	-	-	-

Total	2,170	$6.76	2,020

(1) The number of shares to be issued upon exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-1

(3) Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.
3.1.1	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed August 18, 2005 with Delaware Secretary of State.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
3.1.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 25, 2012.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012.

Exhibit No.	Title	Method of Filing
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.
3.3	Amendment to Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.
4.1	Specimen certificate representing shares of Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.
4.2	Stockholder Rights Agreement, dated as of April 24, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012.
10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.
10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to the Appendix attached to the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on April 27, 2001.
10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).
10.4†	Master Software License and Distribution Agreement (Contract No. 220-00-0134) effective as of December 1, 2000, between Cellco Partnership (d/b/a Verizon Wireless) and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.1†	Amendment of Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.2†	Amendment No. 2 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4.3†	Amendment No. 6 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.4.4†	Amendment No. 7 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.4.5†	Amendment No. 9 to the Master Software License and Distribution Agreement (Contract No. 220-00-0134).	Incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.5	Letter Agreement, dated June 13, 2005, by and between the Registrant and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

Exhibit No.	Title	Method of Filing
10.6	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.
10.8	Agreement and General Release dated July 9, 2013, by and between the Registrant and Von Cameron.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on July 12, 2013.
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

SMITH MICRO SOFTWARE, INC.

Date: March 7, 2014	By:/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2014	By:/s/ Andrew C. Schmidt
Andrew C. Schmidt,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014
/s/ Andrew C. Schmidt Andrew C. Schmidt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
/s/ Andrew Arno Andrew Arno	Director	March 7, 2014
/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 7, 2014
/s/ Samuel Gulko Samuel Gulko	Director	March 7, 2014
/s/ Gregory J. Szabo Gregory J. Szabo	Director	March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

March 7, 2014

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,763	$18,873
Short-term investments	3,078	13,328
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $617 (2013) and $482 (2012)	7,563	8,953
Income tax receivable	699	681
Inventories, net of reserves for excess and obsolete inventory of $301 (2013) and $352 (2012)	167	176
Prepaid expenses and other current assets	871	903
Deferred tax asset	152	89

Total current assets	24,293	43,003
Equipment and improvements, net	7,023	11,211
Other assets	222	181

Total assets	$31,538	$54,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,632	$1,978
Accrued liabilities	7,734	4,829
Deferred revenue	464	1,436

Total current liabilities	9,830	8,243
Non-current liabilities:
Deferred rent and other long term liabilities	3,383	3,399
Deferred tax liability	154	91

Total non-current liabilities	3,537	3,490
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 36,994,318 and 35,873,418 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	37	36
Additional paid-in capital	214,619	211,165
Accumulated comprehensive deficit	(196,485)	(168,539)

Total stockholders’ equity	18,171	42,662

Total liabilities and stockholders’ equity	$31,538	$54,395

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amount)

	Year ended December 31,
	2013	2012	2011
Revenues	$42,675	$43,329	$57,767
Cost of revenues	9,707	8,448	13,761

Gross profit	32,968	34,881	44,006
Operating expenses:
Selling and marketing	15,675	16,666	26,594
Research and development	21,305	24,767	41,711
General and administrative	18,216	20,211	25,279
Restructuring expenses	5,602	238	3,184
Goodwill and long-lived asset impairment	-	-	112,904

Total operating expenses	60,798	61,882	209,672

Operating loss	(27,830)	(27,001)	(165,666)
Non-operating income:
Change in fair value of contingent liability	-	1,210	-
Interest and other income, net	30	94	131

Loss before provision for income taxes	(27,800)	(25,697)	(165,535)
Provision for income tax expense (benefit)	153	(234)	(5,929)

Net loss	(27,953)	(25,463)	(159,606)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	7	33	(24)
Income tax expense related to items of other comprehensive income (expense)	-	6	1

Other comprehensive income (expense), net of tax	7	27	(25)

Comprehensive loss	$(27,946)	$(25,436)	$(159,631)

Net loss per share:
Basic and diluted	$(0.76)	$(0.71)	$(4.48)

Weighted average shares outstanding:
Basic and diluted	36,982	35,849	35,617

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	income (deficit)	Total
BALANCE, December 31, 2010	34,971	$35	$201,702	$16,528	$218,265
Exercise of common stock options	7	-	12	-	12
Non cash compensation recognized on stock options and ESPP	-	-	973	-	973
Restricted stock grants, net of cancellations	575	1	5,556	-	5,557
Cancellation of shares for payment of withholding tax	(37)	-	(303)	-	(303)
Employee stock purchase plan	96	-	413	-	413
Tax benefit deficiencies related to restricted stock expense	-	-	(426)	-	(426)
Comprehensive loss	-	-	-	(159,631)	(159,631)

BALANCE, December 31, 2011	35,612	$36	$207,927	$(143,103)	$64,860
Exercise of common stock options	32	-	16	-	16
Non cash compensation recognized on stock options and ESPP	-	-	66	-	66
Restricted stock grants, net of cancellations	574	-	3,883	-	3,883
Cancellation of shares for payment of withholding tax	(23)	-	(40)	-	(40)
Employee stock purchase plan	53	-	66	-	66
Shares repurchased and cancelled	(375)	-	(753)	-	(753)
Comprehensive loss	-	-	-	(25,436)	(25,436)

BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662
Non cash compensation recognized on stock options and ESPP	-	-	168	-	168
Restricted stock grants, net of cancellations	1,179	1	3,364	-	3,365
Cancellation of shares for payment of withholding tax	(96)	-	(114)	-	(114)
Employee stock purchase plan	38	-	36	-	36
Comprehensive loss	-	-	-	(27,946)	(27,946)

BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(27,953)	$(25,463)	$(159,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,006	4,430	10,177
Long-lived assets write-off due to restructuring	1,011	-	-
Goodwill and long-lived asset impairment	-	-	112,904
Change in fair value of contingent liability	-	(1,210)	-
Loss on disposal of fixed assets	-	163	181
Lease incentives	-	-	2,223
Provision for adjustments to accounts receivable and doubtful accounts	730	1,045	1,244
Provision for excess and obsolete inventory	76	73	158
Non cash compensation related to stock options and restricted stock	3,533	3,949	6,530
Deferred income taxes	-	-	414
Change in operating accounts:
Accounts receivable	660	(1,473)	20,043
Income tax receivable	(18)	7,612	(5,421)
Inventories	(67)	60	(97)
Prepaid expenses and other assets	(9)	268	58
Accounts payable and accrued liabilities	1,457	(2,259)	(2,355)

Net cash used in operating activities	(16,574)	(12,805)	(13,547)

Investing activities:
Capital expenditures	(829)	(322)	(13,431)
Sales of short-term investments	10,257	25,196	16,172

Net cash provided by investing activities	9,428	24,874	2,741

Financing activities:
Cash received from stock sale for employee stock purchase plan	36	66	413
Cash received from exercise of stock options	-	16	12
Repurchase of common stock	-	(753)	-

Net cash provided by (used in) financing activities	36	(671)	425

Net increase (decrease) in cash and cash equivalents	(7,110)	11,398	(10,381)
Cash and cash equivalents, beginning of period	18,873	7,475	17,856

Cash and cash equivalents, end of period	$11,763	$18,873	$7,475

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$165	$257	$700

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro Software, Inc. provides software and services that simplify, secure and enhance the mobile experience. The Company’s portfolio of wireless solutions includes a wide range of client and server applications that manage devices, communications and network connectivity for end-users as well as Machine-to-Machine (“M2M”) endpoints. Our primary customers are the world’s leading wireless service providers, mobile device and chipset manufacturers, and enterprise businesses. In addition to our wireless and mobility software, Smith Micro offers personal productivity, graphics and animation products distributed through a variety of consumer channels worldwide.

With a 30-year history of technology innovation, leadership in industry standards, and extensive commercial deployment experience, Smith Micro continues to evolve its portfolio and business models to capitalize on new market opportunities. Over the past three decades, the Company has developed deep expertise in embedded software for networked devices, policy-based management platforms, and highly-scalable mobile applications and hosted services. For network operators and organizations struggling to reduce costs and complexity in the fragmented, rapidly evolving mobile market, Smith Micro offers proven solutions that increase reliability, security, and efficiency while accelerating time to market for mobile products and services.

The proliferation of mobile broadband technology continues to provide new opportunities for Smith Micro on a global scale. Today, Smith Micro’s mission is to help our customers thrive in a connected world with software solutions that:

1. Simplify wireless connectivity to reduce support costs and increase accessibility;

2. Optimize network and device resources for maximum performance and efficiency;

3. Enable a safe, productive mobile environment that meets enterprise and governmental standards for security, control and regulatory compliance; and

4. Engage and grow high-value relationships with end customers using mobile devices.

Basis of Presentation

The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro Software, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.

Foreign Currency Transactions

The Company has international operations resulting from acquisitions in prior years. The countries in which the Company has a subsidiary or branch office in are Hong Kong, Serbia, the United Kingdom and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

Significant Concentrations

For the year ended December 31, 2013, three customers, each accounting for over 10% of revenues, made up 77.5% of revenues and 83% of accounts receivable, and one service provider with more than 10% of purchases totaled 28% of accounts payable. For the year ended December 31, 2012, two customers, each accounting for over 10% of revenues, made up 61.2% of revenues and 78% of accounts receivable, and no service provider accounted for more than 10% of purchases. For the year ended December 31, 2011, three customers, each accounting for over 10% of revenues, made up 54.9% of revenues and 63% of accounts receivable, and no service provider accounted for more than 10% of purchases.

The Company currently outsources a key information technology service, an important component of one of its products, from one supplier. Although there are a limited number of third party providers for this type of service, management believes that other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause a disruption or delay in services which could result in a possible loss of revenues and customer confidence, all of which would adversely affect our operating results.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2013 and 2012, bank balances totaling approximately $11.6 million and $9.1 million, respectively, were uninsured. As of January 1, 2013, the Dodd-Frank Deposit Insurance Provision which provided insurance on substantially all deposits held in non-interest bearing transaction accounts, expired. Had this provision expired at year-end, our uninsured bank balance would have been approximately $18.6 million at December 31, 2012.

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

Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2013 and 2012, our net inventory balances of $0.2 million consisted of $0.1 million of assembled products and $0.1 million of components.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2013, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

Deferred Rent and Other Long-Term Liabilities

The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents, lease incentives included in deferred rent, restructuring expenses and deferred revenue beyond one year. The Pennsylvania Opportunity Grant liability was reclassified to accrued liabilities in 2013.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $1.2 million, $0.9 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $0.4 million, $0.6 million, and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	($27,953)	($25,463)	($159,606)

Denominator:
Weighted average shares outstanding—basic	36,982	35,849	35,617

Potential common shares—options (treasury stock method)	-	-	-

Weighted average shares outstanding—diluted	36,982	35,849	35,617

Shares excluded (anti-dilutive)	2	174	126

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,150	1,453	1,561

Net loss per common share:
Basic	($0.76)	($0.71)	($4.48)

Diluted	($0.76)	($0.71)	($4.48)

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has no uncertain tax positions’ being presented in the previous gross presentation, thus the Company is in compliance with the amendments as of December 31, 2013.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this Update are effective for the reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is in compliance with the amendments as of December 31, 2013.

2. Restructuring

2013 Restructuring

On July 25, 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions of approximately 26% of the Company’s worldwide workforce. The restructuring plan was implemented primarily during the three month period ended September 30, 2013 and should result in annualized savings of approximately $16.0 million.

The restructuring plan resulted in special charges totaling $5.6 million recorded in the year ended December 31, 2013. These charges were for lease/rental terminations of $3.3 million, severance costs for affected employees of $1.1 million, equipment and improvements write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million. All are cash expenditures except for the equipment and improvements write-offs. Approximately $1.4 million of cash expenditures were paid out in 2013, and the remaining cash expenditures will be paid in future years.

The following is the activity in our restructuring liability accounts of which $2.0 million is included in accrued liabilities and $1.4 million is included in deferred rent and other long term liabilities on the balance sheet for the year ended December 31, 2013 (in thousands):

	December 31, 2012				December 31, 2013
	Balance	Provision-net	Usage	Reclass	Balance
One-time employee termination benefits	$-	$1,152	$(924)	$(13)	$215
Lease/rental terminations	-	3,260	(145)	-	3,115
Fixed asset write-offs, transition travel, other	-	1,190	(1,165)	13	38

Total	$-	$5,602	$(2,234)	$-	$3,368

2012 Restructuring

In February 2012, we undertook a restructuring that included a 7% reduction of headcount and other cost reductions that resulted in annualized savings of approximately $7.0 million. One-time employee termination and other costs resulted in restructuring expenses of $0.2 million recorded in the year ended December 31, 2012.

The following is the activity in our restructuring liability account which is included in accrued liabilities on the balance sheet for the year ended December 31, 2013 (in thousands):

	December 31, 2012				December 31, 2013
	Balance	Provision-net	Usage	Reclass	Balance
One-time employee termination benefits	$8	$-	$-	$(4)	$4
Lease/rental terminations	-	-	-	-	-
Relocation, move, other expenses	-	-	(4)	4	-
Total	$8	$-	$(4)	$-	$4

The remaining balance in the restructuring reserve is estimated to be used by the end of the fiscal year ending December 31, 2014.

3. Balance Sheet Details

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

	December 31, 2013			December 31, 2012
	Amortized cost basis	Gross unrealized loss	Fair value	Amortized cost basis	Gross unrealized loss	Fair value
Corporate notes, bonds and paper	$919	$(1)	$918	$9,091	$(7)	$9,084
Government securities/money market	2,160	-	2,160	4,245	(1)	4,244

Total	$3,079	$(1)	$3,078	$13,336	$(8)	$13,328

There was a de minimis amount of realized gains recognized for the year ended December 31 2012. There were no realized gains (losses) recognized in interest and other income for the years ended December 31, 2013 and 2011.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2013	2012
Computer hardware, software, and equipment	$16,529	$16,122
Leasehold improvements	5,317	6,368
Office furniture and fixtures	1,213	1,611

	23,059	24,101
Less accumulated depreciation and amortization	(16,036)	(12,890)

Equipment and improvements, net	$7,023	$11,211

Depreciation and amortization expense on equipment and improvements was $4.0 million, $4.4 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011 respectively.

The Company recorded an impairment charge related to our restructuring against certain equipment and improvements in the amount of $1.0 million for the year ended December 31, 2013. See Note 2 above, “Restructuring.”

Other Assets

These are office rent deposits.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Salaries and benefits	$3,651	$4,061
Restructuring	1,978	8
Pennsylvania grant liability	1,000	-
Royalties and revenue sharing	803	544
Income taxes	176	167
Marketing expenses, rebates and other	126	49

Total accrued liabilities	$7,734	$4,829

Deferred Rent and Other Long Term Liabilities

Deferred rent and other long term liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred rent	$1,986	$2,378
Restructuring - beyond one year	1,394	-
Pennsylvania grant liability	-	1,000
Deferred revenue - long term	3	21

Total deferred rent and other long term liabilities	$3,383	$3,399

4. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(27,968)	$(25,269)	$(165,555)
Foreign	168	(428)	20

Total income (loss) before provision for income taxes	$(27,800)	$(25,697)	$(165,535)

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$-	$50	$(6,844)
State	(19)	(440)	190
Foreign	172	156	311

Total current	153	(234)	(6,343)

Deferred:
Federal	-	-	(873)
State	-	-	1,713
Tax deficiencies related to restricted stock expense	-	-	(426)

Total deferred	-	-	414

Total provision	$153	$(234)	$(5,929)

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the profit before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35%	35%	35%
State tax, net of federal benefit	4	3	4
Equity compensation	(3)	(2)	-
R&D tax credit	-	-	-
Goodwill impairment	-	-	(5)
Other	2	(4)	-
Change in valuation allowance	(39)	(31)	(30)

	(1)%	1%	4%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current
Various reserves	$162	$199
Nondeductible accruals	1,879	1,352
Prepaid expenses	(101)	(95)
Other	22	43
Valuation allowance	(1,810)	(1,410)

Total Current	$152	$89

Non-current
Credit carryforwards	3,708	3,708
Net operating loss carryforwards	38,204	23,808
Nondeductible accruals	606	-
Fixed assets	1,498	1,299
Amortization	28,537	31,483
Identifiable intangibles acquired	(2,250)	(2,239)
Equity based compensation	301	934
Other	14	24
Valuation allowance	(70,772)	(59,108)

Total Non-current	$(154)	$(91)

The Company has federal and state net operating loss carryforwards of approximately $84.4 million and $150.0 million, respectively, at December 31, 2013, to reduce future cash payments for income taxes. Of the $84.4 million of NOL carryforwards at December 31, 2013, $0.5 million relates to the excess tax benefits from employee restricted stock. Equity will be increased by $0.5 million if and when such excess tax benefits are ultimately realized. These federal net operating loss carryforwards will expire from 2024 through 2033 and state net operating loss carryforwards will expire 2014 through 2033. The Company also had $0.5 million of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $3.4 million and $0.7 million, respectively, at December 31, 2013. These tax credits will begin to expire in 2027.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

The Company’s gross unrecognized tax benefits as of December 31, 2013 and 2012 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2013	2012

Beginning Balance	$592	$324
Increases for tax positions for current year	-	-
Increases/(Decreases) in tax positions for the prior year	-	268
Lapse in statute of limitations	-	-
Settlements	-	-
Other	-	-
Change in valuation allowance	-	-

Gross Unrecognized tax benefits, ending balance	$592	$592

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2012. In addition, the Company is also in a loss for the year ending December 31, 2013. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2013 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2013, the Company recorded a valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $53.2 million during the year ended December 31, 2011.

We recognized interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years 2013 and 2012, we recognized approximately $3,000 and $38,000, respectively, in interest and penalties. The cumulative interest and penalties at December 31, 2013 and 2012 were $41,000 and $38,000, respectively.

Unrecognized tax benefits of $0.2 million at September 30, 2013 would impact the effective tax rate, if recognized after the valuation allowance has been released.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 tax year. State income tax returns are subject to examination for a period of three to four years after filing. At December 31, 2013, the Company was under audit by the IRS for the tax year 2011 related to the loss carryback claim from 2011 to 2009 and 2010. This audit has subsequently been completed and there were no adjustments required. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2013, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

5. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,	Operating
2014	$2,597
2015	2,431
2016	2,135
2017	1,789
2018	1,727
Beyond	4,588

Total	$15,267

As of December 31, 2013, $6.4 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $4.8 million.

Total rent expense was $2.4 million, $2.7 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As a condition of our new lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. This grant contained conditions that would require us to return a pro-rata amount of the monies received if we failed to meet these conditions. As such, the monies have been recorded as a liability on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received.

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

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2013	2012	2011
Wireless	$35,853	$37,154	$48,951
Productivity & Graphics	6,822	6,175	8,816

Total revenues	42,675	43,329	57,767
Cost of revenues	9,707	8,448	13,761

Gross profit	$32,968	$34,881	$44,006

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Year Ended December 31,
	2013	2012	2011
Wireless:
Sprint (& affiliates)	53.1%	40.7%	24.8%
Verizon Wireless (& affiliates)	13.0%	20.5%	18.4%
AT&T	-	-	11.7%
Productivity & Graphics:
FastSpring	11.4%	-	-

The customers listed above comprised 83%, 78% and 63% of our accounts receivable as of December 31, 2013, 2012 and 2011, respectively. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2013, 2012 and 2011, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Americas	$38,532	$37,724	$51,784
Asia Pacific	928	2,871	2,812
EMEA	3,215	2,734	3,171

Total revenues	$42,675	$43,329	$57,767

The Company does not separately allocate specific assets to these geographic locations.

7. Profit Sharing

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.3 million, $0.3 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2013, 2012 and 2011, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average grant-date fair value of stock options	$0.63	$0.80	$1.16

Assumptions
Risk-free interest rate (weighted average)	0.6%	0.5%	0.2%
Expected dividend yield	-	-	-
Weighted average expected life (years)	4	4	1
Volatility (weighted average)	68.1%	80.0%	73.0%
Forfeiture rate	11.4%	13.7%	-

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

Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2013, a total of 40,000 shares of restricted stock, with a total value of $0.1 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.5 million shares of restricted stock, with a total value of $2.5 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

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

	(Ending)
Offering Period Ended	March 31,	September 31,	March 31,	September 31,	March 31,
	2014	2013	2013	2012	2012
Shares purchased for offering period		19,490	18,594	8,052	44,666
Fair value per share	$0.30	$0.44	$0.65	$0.93	$0.69

Assumptions
Risk-free interest rate (average)	0.40%	0.11%	0.14%	0.14%	0.50%
Expected dividend yield	-	-	-	-	-
Weighted average expected life (years)	0.5	0.5	0.5	0.5	0.5
Volatility (average)	44.0%	45.0%	74.0%	78.0%	105.0%

Compensation Costs

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$20	$13	$31
Selling and marketing	766	865	1,922
Research and development	809	765	1,198
General and administrative	1,938	2,306	3,379

Total non-cash stock compensation expense	$3,533	$3,949	$6,530

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $0.4 million, $0.4 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2013 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2010	2,706	$11.69	$-

(2,545 options exercisable at a weighted average exercise price of $11.54)
Granted (weighted average fair value of $1.16)	25	$4.07
Exercised	(7)	$1.77
Cancelled	(557)	$14.04

Outstanding as of December 31, 2011	2,167	$11.03	$-

(2,167 options exercisable at a weighted average exercise price of $11.03)
Granted (weighted average fair value of $0.80)	826	$1.39
Exercised	(32)	$0.50
Cancelled	(686)	$12.37

Outstanding as of December 31, 2012	2,275	$7.02	$-

(1,474 options exercisable at a weighted average exercise price of $10.09)
Granted (weighted average fair value of $0.63)	120	$1.31
Exercised	-	$-
Cancelled	(225)	$6.52

Outstanding as of December 31, 2013	2,170	$6.76	$-

Exercisable as of December 31, 2013	1,573	$8.81	$-

Vested and expected to vest at December 31, 2013	2,092	$6.96	$-

No options were exercised during the year ended December 31, 2013. The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $0.63. As of December 31, 2013, there is $4.3 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plan. At December 31, 2013, there were 2.0 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2013, and the activity during years ended therein, are as follows (in thousands):

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2010	1,604	$7.23

Granted	1,000	$8.86
Vested	(823)	$7.40
Cancelled and forfeited	(426)	$7.81

Unvested at December 31, 2011	1,355	$3.21

Granted	995	$2.64
Vested	(611)	$6.42
Cancelled and forfeited	(420)	$8.73

Unvested at December 31, 2012	1,319	$4.60

Granted	1,495	$1.70
Vested	(752)	$4.43
Cancelled and forfeited	(316)	$3.00

Unvested at December 31, 2013	1,746	$2.48

9. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. The Company repurchased 375,000 shares at a cost of $0.8 million during fiscal year 2012. The Company did not repurchase any shares in fiscal years 2013 or 2011. The program ended on November 1, 2013.

10. Subsequent Events

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

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2013 and 2012 are as follows (in thousands, except per share data):

	Year ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$11,602	$10,484	$8,746	$11,843
Gross profit	$9,158	$8,083	$6,254	$9,473
Operating (loss)	$(6,101)	$(7,248)	$(12,980)	$(1,501)
Net (loss)	$(6,158)	$(7,244)	$(13,049)	$(1,502)

Net (loss) per share, basic (1)	$(0.17)	$(0.19)	$(0.35)	$(0.04)

Weighted average shares outstanding, basic	36,614	37,247	37,036	37,027

Net (loss) per share, diluted (1)	$(0.17)	$(0.19)	$(0.35)	$(0.04)

Weighted average shares outstanding, diluted	36,614	37,247	37,036	37,027

	Year ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$10,114	$10,171	$11,012	$12,032
Gross profit	$7,919	$8,375	$8,892	$9,695
Operating (loss)	$(9,615)	$(6,824)	$(6,007)	$(4,555)
Net (loss)	$(9,682)	$(6,825)	$(4,813)	$(4,143)

Net (loss) per share, basic (1)	$(0.27)	$(0.19)	$(0.13)	$(0.12)

Weighted average shares outstanding, basic	35,590	36,045	35,879	35,882

Net (loss) per share, diluted (1)	$(0.27)	$(0.19)	$(0.13)	$(0.12)

Weighted average shares outstanding, diluted	35,590	36,045	35,879	35,882

(1)

Basic and diluted net (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2013

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for accounts receivable (1):
2013	$482	$730	$(595)	$617
2012	1,382	1,045	(1,945)	482
2011	855	1,244	(717)	1,382
Allowance for excess and obsolete inventory:
2013	$352	$76	$(127)	$301
2012	417	73	(138)	352
2011	558	158	(299)	417

(1)	Allowances are for retail return reserves, marketing development funds and doubtful accounts.

S-1