Form 10-Q
period 2014-03-31
SMITH MICRO SOFTWARE INC
filed 2014-05-09
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 18, 2014 there were 38,566,187 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,620	$11,763
Short-term investments	2,625	3,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $608 (2014) and $617 (2013)	7,042	7,563
Income tax receivable	699	699
Inventories, net of reserves for excess and obsolete inventory of $274 (2014) and $301 (2013)	167	167
Prepaid expenses and other current assets	734	871
Deferred tax asset	152	152

Total current assets	20,039	24,293
Equipment and improvements, net	6,161	7,023
Other assets	223	222

Total assets	$26,423	$31,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,623	$1,632
Accrued liabilities	7,160	7,734
Deferred revenue	201	464

Total current liabilities	8,984	9,830
Non-current liabilities:
Deferred rent and other long-term liabilities	3,573	3,383
Deferred tax liability	154	154

Total non-current liabilities	3,727	3,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 38,566,187 and 36,994,318 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	39	37
Additional paid-in capital	215,325	214,619
Accumulated comprehensive deficit	(201,652)	(196,485)

Total stockholders’ equity	13,712	18,171

Total liabilities and stockholders’ equity	$26,423	$31,538

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues	$8,449	$11,602
Cost of revenues	2,420	2,444

Gross profit	6,029	9,158
Operating expenses:
Selling and marketing	3,036	4,381
Research and development	4,249	5,936
General and administrative	3,878	4,942

Total operating expenses	11,163	15,259

Operating loss	(5,134)	(6,101)
Interest and other income, net	—	12

Loss before provision for income taxes	(5,134)	(6,089)
Provision for income tax expense	33	69

Net loss	(5,167)	(6,158)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	18
Income tax expense related to items of other comprehensive income	—	—

Other comprehensive income, net of tax	—	18

Comprehensive loss	$(5,167)	$(6,140)

Net loss per share:
Basic and diluted	$(0.14)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	37,714	36,614

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171

Exercise of common stock options	4	—	6	—	6
Non-cash compensation recognized on stock options and ESPP	—	—	40	—	40
Restricted stock grants, net of cancellations	1,570	2	675	—	677
Cancellation of shares for payment of withholding tax	(16)	—	(26)	—	(26)
Employee stock purchase plan (ESPP)	14	—	11	—	11
Comprehensive loss	—	—	—	(5,167)	(5,167)

BALANCE, March 31, 2014 (unaudited)	38,566	$39	$215,325	$(201,652)	$13,712

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(5,167)	$(6,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	872	1,073
Provision for doubtful accounts and other adjustments to accounts receivable	72	145
Provision for excess and obsolete inventory	22	35
Non-cash compensation related to stock options, ESPP and restricted stock	717	905
Change in operating accounts:
Accounts receivable	449	(996)
Inventories	(22)	8
Prepaid expenses and other assets	136	171
Accounts payable and accrued liabilities	(677)	931

Net cash used in operating activities	(3,598)	(3,886)

Investing activities:
Capital expenditures	(15)	(90)
Sales (purchases) of short-term investments	453	(2,167)

Net cash provided by (used in) investing activities	438	(2,257)

Financing activities:
Cash received from stock sale for employee stock purchase plan	11	21
Cash received from exercise of stock options	6	—

Net cash provided by financing activities	17	21

Net decrease in cash and cash equivalents	(3,143)	(6,122)
Cash and cash equivalents, beginning of period	11,763	18,873

Cash and cash equivalents, end of period	$8,620	$12,751

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15	$71

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

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. The restructuring includes an update to the assumptions used in the Company’s 2013 restructuring related to subleases of its facility consolidations and closures of $0.5 million. The total one-time restructuring charges of approximately $1.6 - $2.0 million will be recorded in the fiscal quarter ending June 30, 2014. Of these charges, approximately $1.2 – $1.4 million will be cash expenditures, and approximately $0.4 – $0.6 million will be non-cash stock compensation.

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2014, and the related statements of comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 7, 2014.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

3. Liquidity and Capital Resources

At March 31, 2014, we had $11.2 million in cash and cash equivalents and short-term investments and $11.1 million of working capital.

The Company believes that our existing cash, cash equivalents and short-term investment balances will be sufficient to fund the Company’s operations through at least the next twelve months. As mentioned above, the Board has approved a restructuring plan (see Note 15) that will be implemented during the fiscal quarter ending June 30, 2014 which will lower our overall cost structure by approximately $2.0 million per quarter. We are hopeful that our new product strategies and their associated products will start to gain market acceptance and that we will be able to return to profitability by year-end. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

•	undertake additional restructuring to lower costs to bring those more in line with actual revenues;

•	raise additional funds to support the Company’s operations beyond the first quarter of 2015. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•	review strategic alternatives for one or more of our product lines.

If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

4. Net Income (Loss) Per Share

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

	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(5,167)	$(6,158)

Denominator:
Weighted average shares outstanding - basic	37,714	36,614
Potential common shares - options (treasury stock method)	—	—

Weighted average shares outstanding - diluted	37,714	36,614

Shares excluded (anti-dilutive)	186	70

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,340	1,473

Net loss per common share:
Basic	($0.14)	($0.17)

Diluted	($0.14)	($0.17)

5. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2014, the Company granted 1.6 million shares of restricted stock with a weighted average grant date fair value of $1.79 per share. This cost will be amortized ratably over a period of 12 to 48 months.

As of March 31, 2014, there were 1.2 million shares available for future grants under the 2005 Stock Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2014 and resulted in 14,000 shares being purchased/granted at a fair value of $0.30 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cost of revenues	$5	$5
Selling and marketing	76	226
Research and development	169	209
General and administrative	467	465

Total non-cash stock compensation expense	$717	$905

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

7. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2014 and December 31, 2013, bank balances totaling approximately $8.4 million and $11.6 million, respectively, were uninsured.

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

	March 31, 2014			December 31, 2013
	Amortized	Gross unrealized		Amortized	Gross unrealized
	cost basis	gain(loss)	Fair value	cost basis	gain(loss)	Fair value
Corporate notes, bonds and paper	$1,906	$(1)	$1,905	$919	$(1)	$918
Government securities/money market	720	—	720	2,160	—	2,160

Total	$2,626	$(1)	$2,625	$3,079	$(1)	$3,078

There were no realized gains or losses for the three months ended March 31, 2014 and 2013.

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

10. Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals, and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At March 31, 2014, our net inventory balance consisted of approximately $0.1 million of components and $0.1 million of finished goods.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Wireless	$6,855	$10,221
Productivity & Graphics	1,594	1,381

Total revenues	$8,449	$11,602

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2014	2013
Wireless:
Sprint (& affiliates)	64.2%	55.3%
Verizon Wireless (& affiliates)	9.3%	15.6%

Productivity & Graphics:
FastSpring	12.6%	7.7%

The three customers listed above comprised 90% and 78% of our accounts receivable as of March 31, 2014 and 2013, respectively.

Geographical Information

During the three months ended March 31, 2014 and 2013, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Americas	$8,183	$10,799
EMEA	120	501
Asia Pacific	146	302

Total Revenues	$8,449	$11,602

The Company does not separately allocate specific assets to these geographic locations.

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2014 are as follows (in thousands):

Year Ending December 31,	Operating
2014-9 months	$1,832
2015	2,188
2016	1,886
2017	1,534
2018	1,534
2019	1,507
Beyond	3,083

Total	$13,564

As of March 31, 2014, $5.7 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $3.7 million.

Rent expense under operating leases for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.6 million, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten year lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received an extension of time to meet this employment commitment. The new deadline is now February 28, 2015. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2013. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2013 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2013, the Company will continue to reserve it’s U.S.-based deferred tax amounts, which total $72.4 million, as of December 31, 2013.

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

15. Restructuring Expenses

2014 Restructuring

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. The restructuring includes an update to the assumptions used in the Company’s 2013 restructuring related to subleases of its facility consolidations and closures of $0.5 million. The total one-time restructuring charges of approximately $1.6 - $2.0 million will be recorded in the fiscal quarter ending June 30, 2014. Of these charges, approximately $1.2 – $1.4 million will be cash expenditures, and approximately $0.4 – $0.6 million will be non-cash stock compensation.

The restructuring plan is expected to be implemented primarily during the fiscal quarter ending June 30, 2014 and will result in a negative cash impact of approximately $0.7 - $0.9 million

The amounts stated above are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items. These charges and cash expenditures do not take into consideration any potential cost savings associated with the plan of restructuring.

2013 Restructuring

In July 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions of approximately 26% of the Company’s worldwide workforce. The restructuring plan has been implemented resulting in annualized savings of approximately $16.0 million.

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

Those expenses to be paid within 12 months are included in the accrued liabilities line item on the balance sheet and total $1.4 million. $1.7 million of restructuring is included in the deferred rent and other long-term liabilities line item on the balance sheet. Following is the activity in our restructuring liability account for the period ended March 31, 2014 (in thousands).

	December 31, 2013			March 31, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$215	$(194)	$(21)	$—
Lease/rental terminations	3,115	219	(229)	3,105
Fixed asset write-offs, transition travel, other	38	(25)	(5)	8

Total	$3,368	$—	$(255)	$3,113

2012 Restructuring

We undertook a restructuring in the fiscal year 2012. As of March 31, 2014, we still have a balance of $4,000 for this in our restructuring liability account which is included in the accrued liabilities line item on the balance sheet.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our ability to execute on our recently announced restructuring;

•	the potential for disruption and loss of customers and business from the transfer of duties and responsibilities as a result of our restructuring;

•	our ability to halt the decline of our cash reserves in light of our continued losses;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	changes in demand for our products from our key customers and their end-users;

•	our business and stock price may decline further which could cause an additional impairment of long-lived assets or restructuring charges resulting in a material adverse effect on our financial condition and results of operations;

•	our ability to successfully execute our business and restructuring plan and control costs and expenses;

•	we risk being delisted from NASDAQ if our stock trades below $1.00 per share for 30 straight business days;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	the pace at which the market for new products develop;

•	the intensity of the competition and our ability to successfully compete;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2014	2013
Wireless:
Sprint (& affiliates)	64.2%	55.3%
Verizon Wireless (& affiliates)	9.3%	15.6%

Productivity & Graphics:
FastSpring	12.6%	7.7%

The three customers listed above comprised 90% and 78% of our accounts receivable as of March 31, 2014 and 2013, respectively.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2014 and 2013. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	28.6	21.1

Gross profit	71.4	78.9
Operating expenses:
Selling and marketing	36.0	37.7
Research and development	50.3	51.2
General and administrative	45.9	42.6

Total operating expenses	132.2	131.5

Operating loss	(60.8)	(52.6)
Interest and other income, net	—	0.1

Loss before provision for income taxes	(60.8)	(52.5)
Provision for income tax expense	0.4	0.6

Net loss	(61.2)%	(53.1)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise™ and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio™, MotionArtist™ and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2014	2013
Wireless	$6,855	$10,221
Productivity & Graphics	1,594	1,381

Total revenues	8,449	11,602

Cost of revenues	2,420	2,444

Gross profit	$6,029	$9,158

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues. Revenues were $8.4 million and $11.6 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $3.2 million, or 27.2%. Wireless revenues decreased $3.4 million, or 32.9%, primarily due to decreases in our legacy connection manager products of $2.9 million and $1.2 million of NetWise. These decreases were partially offset by increases in CommSuite of $0.7 million. Productivity & Graphics revenues increased $0.2 million, or 15.4%, primarily due to our new release and strong retail sales of Anime Studio. Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our legacy connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.4 million for both three months ended March 31, 2014 and 2013. Even though our revenues were down, these expenses were the essentially the same primarily due to the product mix.

Gross profit. Gross profit was $6.0 million, or 71.4% of revenues for the three months ended March 31, 2014, a decrease of $3.2 million, or 34.2%, from $9.2 million, or 78.9% of revenues for the three months ended March 31, 2013. The 7.5 percentage point decrease was primarily due to product mix resulting in higher royalty expense.

Selling and marketing. Selling and marketing expenses were $3.0 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $1.4 million, or 30.7%. This decrease was primarily due to lower headcount of $0.9 million and lower travel and other expenses of $0.3 million. Stock-based compensation decreased from $0.3 million to $0.1 million, or $0.2 million.

Research and development. Research and development expenses were $4.2 million and $5.9 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $1.7 million, or 28.4%. This decrease was primarily due to lower headcount. Stock-based compensation decreased from $0.3 million to $0.2 million, or $0.1 million.

General and administrative. General and administrative expenses were $3.9 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $1.0 million, or 21.5%. This decrease was primarily due to lower space and occupancy costs of $0.4 million, lower headcount of $0.2 million, lower legal and audit fees of $0.2 million, and lower depreciation of $0.2 million. Stock-based compensation remained flat at $0.5 million for both three months ended March 31, 2014 and 2013.

Interest and other income, net. Interest and other income, net was de minimis for both three months ended March 31, 2014 and 2013.

Provision for income tax expense. We recorded a de minimis amount of income tax expense for the three months ended March 31, 2014. We recorded $0.1 million for the three months ended March 31, 2013 for state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At March 31, 2014, we had $11.2 million in cash and cash equivalents and short-term investments and $11.1 million of working capital.

The Company believes that our existing cash, cash equivalents and short-term investment balances will be sufficient to fund the Company’s operations through at least the next twelve months. The Board has approved a restructuring plan (see Note 15) that will be implemented during the fiscal quarter ending June 30, 2014 which will lower our overall cost structure by approximately $2.0 million per quarter. We are hopeful that our new product strategies and their associated products will start to gain market acceptance and that we will be able to return to profitability by year-end. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

•	undertake additional restructuring to lower costs to bring those more in line with actual revenues;

•	raise additional funds to support the Company’s operations beyond the first quarter of 2015. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•	review strategic alternatives for one or more of our product lines.

If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Operating activities

Net cash used by operating activities was $3.6 million for the three months ended March 31, 2014. The primary uses of operating cash were our net loss of $5.2 million and a decrease in our accounts payable and accrued liabilities of $0.7 million. These were partially offset by depreciation and amortization of $0.9 million, non-cash expenses including stock-based compensation of $0.8 million, and other working capital decreases including accounts receivable of $0.6 million.

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

Investing activities

During the three months ended March 31, 2014, we had sales of short-term investments of $0.4 million.

During the three months ended March 31, 2013, we used $2.3 million to purchase short-term investments of $2.2 million and capital expenditures of $0.1 million.

Financing activities

During the three months ended March 31, 2014, we received a de minimis amount from the stock sale for our employee stock purchase plan and the exercise of stock options.

During the three months ended March 31, 2013, we received a de minimis amount from the stock sale for our employee stock purchase plan.

Contractual obligations and commercial commitments

As of March 31, 2014, we had no debt. The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$13,564	$2,406	$3,884	$3,062	$4,212
Purchase Obligations	1,591	1,591	—	—	—

Total	$15,155	$3,997	$3,884	$3,062	$4,212

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

In March 2014, we signed an addendum to our Watsonville lease to sublease all of the space commencing on May 1, 2014. We will continue to pay our currently monthly rent through June 30, 2014. Beginning on July 1, 2014, we will pay the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has already been accrued for in our 2013 restructuring liability account. We will move into a significantly smaller facility in the local area in the next month or two.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of March 31, 2014.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At March 31, 2014, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended March 31, 2014 and 2013, our revenues denominated in foreign currencies were de minimis and $0.1 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 7, 2014 (the “Form 10-K”). The risks set forth below and in our Form 10-K are not the only ones that we face. Additional risks that are not known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed and the trading price of our common stock could decline. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

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

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. This will result in one-time restructuring charges of approximately $1.6 - $2.0 million that will be recorded in the fiscal quarter ending June 30, 2014. If the demand for our legacy and new products does not increase, we may need to take additional restructuring actions in future quarters, although we currently do not have any intention to do so. If future restructuring actions are taken, this could have a material adverse effect on our financial condition and results of operations in the period that the action is taken.

Our restructuring plan includes organizational changes and consolidations, which could have a negative impact on our operations and customers.

Our recently announced restructuring plan involves a transfer of significant duties and responsibilities from employees who are being terminated and certain operations which are being consolidated. Such duties and responsibilities will be transferred to employees we are retaining. If the transfer of duties and responsibilities, including underlying product knowledge and expertise of our existing product lines, is not executed successfully and seamlessly, this could adversely affect our levels of customer service and satisfaction, which could adversely affect our business and future revenues. In addition, the restructuring may cause us future difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties.

We may need to raise additional capital through the issuance of additional equity or convertible debt securities or by borrowing money, in order to meet our capital needs. Additional funds may not be available on terms acceptable to us to allow us to meet our capital needs.

We believe that the cash and cash equivalents and short-term investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our activities in the future. We could raise these funds by selling more stock to the public or to selected investors, borrowing money, or by pursuing strategic alternatives for one or more of our product lines. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014
February 1-28, 2014
March 1-31, 2014	15,735	(a)	$1.63
Total	15,735		$1.63

The above table includes:

(a)	Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 15,735 shares during the periods set forth in the table.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 9, 2014	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial Officer)