Form 10-Q
period 2014-06-30
SMITH MICRO SOFTWARE INC
filed 2014-08-01
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 25, 2014 there were 38,249,411 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,036	$11,763
Short-term investments	1,220	3,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $868 (2014) and $617 (2013)	7,389	7,563
Income tax receivable	702	699
Inventories, net of reserves for excess and obsolete inventory of $285 (2014) and $301 (2013)	169	167
Prepaid expenses and other current assets	1,438	871
Deferred tax asset	152	152

Total current assets	16,106	24,293
Equipment and improvements, net	5,373	7,023
Other assets	205	222

Total assets	$21,684	$31,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,378	$1,632
Accrued liabilities	6,722	7,734
Deferred revenue	119	464

Total current liabilities	8,219	9,830
Non-current liabilities:
Deferred rent and other long-term liabilities	3,701	3,383
Deferred tax liability	154	154

Total non-current liabilities	3,855	3,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 38,249,411 and 36,994,318 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	38	37
Additional paid-in capital	216,918	214,619
Accumulated comprehensive deficit	(207,346)	(196,485)

Total stockholders’ equity	9,610	18,171

Total liabilities and stockholders’ equity	$21,684	$31,538

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$8,528	$10,484	$16,977	$22,086
Cost of revenues	2,451	2,401	4,871	4,845

Gross profit	6,077	8,083	12,106	17,241
Operating expenses:
Selling and marketing	2,296	4,569	5,332	8,950
Research and development	3,609	5,900	7,858	11,836
General and administrative	3,418	4,862	7,296	9,804
Restructuring expense	2,435	—	2,435	—

Total operating expenses	11,758	15,331	22,921	30,590

Operating loss	(5,681)	(7,248)	(10,815)	(13,349)
Interest and other income (expense), net	(2)	8	(2)	20

Loss before provision for income taxes	(5,683)	(7,240)	(10,817)	(13,329)
Provision for income tax expense	12	4	45	73

Net loss	(5,695)	(7,244)	(10,862)	(13,402)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	1	(17)	1	1
Income tax expense related to items of other comprehensive income (expense)	—	—	—	—

Other comprehensive income (expense), net of tax	1	(17)	1	1

Comprehensive loss	$(5,694)	$(7,261)	$(10,861)	$(13,401)

Net loss per share:
Basic and diluted	$(0.15)	$(0.19)	$(0.28)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	38,518	37,247	38,118	36,932

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171

Exercise of common stock options	4	—	6	—	6
Non cash compensation recognized on stock options and ESPP	—	—	81	—	81
Restricted stock grants, net of cancellations	1,411	1	2,481	—	2,482
Cancellation of shares for payment of withholding tax	(174)	—	(279)	—	(279)
Employee stock purchase plan (ESPP)	14	—	10	—	10
Comprehensive loss	—	—	—	(10,861)	(10,861)

BALANCE, June 30, 2014 (unaudited)	38,249	$38	$216,918	$(207,346)	$9,610

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(10,862)	$(13,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,676	2,119
Provision for doubtful accounts and other adjustments to accounts receivable	369	366
Provision for excess and obsolete inventory	34	54
Non-cash compensation related to stock options, ESPP and restricted stock	2,563	1,926
Change in operating accounts:
Accounts receivable	(195)	130
Income tax receivable	(3)	2
Inventories	(36)	(8)
Prepaid expenses and other assets	(550)	(375)
Accounts payable and accrued liabilities	(1,538)	568

Net cash used in operating activities	(8,542)	(8,620)

Investing activities:
Capital expenditures	(61)	(140)
Sales (purchases) of short-term investments	1,859	(973)

Net cash provided by (used in) investing activities	1,798	(1,113)

Financing activities:
Cash received from stock sale for employee stock purchase plan	11	21
Cash received from exercise of stock options	6	—

Net cash provided by financing activities	17	21

Net decrease in cash and cash equivalents	(6,727)	(9,712)
Cash and cash equivalents, beginning of period	11,763	18,873

Cash and cash equivalents, end of period	$5,036	$9,161

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$42	$77

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2014, and the related statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013 and the related statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

3. Liquidity and Capital Resources

At June 30, 2014, we had $6.3 million in cash and cash equivalents and short-term investments and $7.9 million of working capital.

The Company believes that our existing cash, cash equivalents and short-term investment balances will be sufficient to fund the Company’s operations through at least the next twelve months. In May 2014, the Board approved a restructuring plan (see Note 15) that was implemented during the fiscal quarter ending June 30, 2014 which lowered our overall cost structure by approximately $2.0 million per quarter. We are hopeful that our new product strategies and their associated products will start to gain market acceptance and that we will be able to return to profitability. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

•	undertake additional restructuring to lower costs to bring those more in line with actual revenues;

•	raise additional funds to support the Company’s operations beyond the second quarter of 2015. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•	review strategic alternatives for one or more of our product lines.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(5,695)	$(7,244)	$(10,862)	$(13,402)

Denominator:
Weighted average shares outstanding - basic	38,518	37,247	38,118	36,932
Potential common shares - options (treasury stock method)	—	—	—	—

Weighted average shares outstanding - diluted	38,518	37,247	38,118	36,932

Shares excluded (anti-dilutive)	11	—	86	8

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,090	2,323	1,347	1,457

Net loss per common share:
Basic	($0.15)	($0.19)	($0.28)	($0.36)

Diluted	($0.15)	($0.19)	($0.28)	($0.36)

5. Stock-Based Compensation

Stock Plans

During the six months ended June 30, 2014, the Company granted options to purchase 45,000 shares of common stock and 1.6 million shares of restricted stock, with a total value of $2.9 million. This cost will be amortized ratably over a period of 12 to 48 months.

As of June 30, 2014 there were 1.5 million shares available for future grants under the 2005 Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2014 and resulted in 14,000 shares being purchased/granted at a fair value of $0.30 per share. The next six-month offering period began on April 1, 2014 and will end on September 30, 2014. These shares will have a fair value of $0.83 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cost of revenues	$3	$6	$8	$11
Selling and marketing	62	334	138	560
Research and development	162	208	331	417
General and administrative	346	473	813	938
Restructuring expense	1,273	—	1,273	—

Total non-cash stock compensation expense	$1,846	$1,021	$2,563	$1,926

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock in the amount of $0.1 million for both of the three month periods ended June 30, 2014 and 2013. The cash payments of income taxes related to grants of restricted stock totaled $0.1 million and $0.2 million for the six month periods ended June 30, 2014 and 2013, respectively.

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

7. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2014 and December 31, 2013, bank balances totaling approximately $4.8 million and $11.6 million, respectively, were uninsured.

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

	June 30, 2014			December 31, 2013
	Amortized	Gross unrealized		Amortized	Gross unrealized
	cost basis	gain(loss)	Fair value	cost basis	gain(loss)	Fair value
Corporate notes, bonds and paper	$500	$—	$500	$919	$(1)	$918
Government securities/money market	720	—	720	2,160	—	2,160

Total	$1,220	$—	$1,220	$3,079	$(1)	$3,078

Realized gains were zero for both three and six months ended June 30, 2014 and 2013.

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

10. Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At June 30, 2014, our net inventory balance consisted of approximately $0.1 million of components and $0.1 million of finished goods.

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

12. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our QuickLink®, NetWise® and CommSuite® family of products. Productivity & Graphics includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Wireless	$6,995	$8,525	$13,850	$18,746
Productivity & Graphics	1,533	1,959	3,127	3,340

Total revenues	$8,528	$10,484	$16,977	$22,086

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Wireless:
Sprint (& affiliates)	70.5%	51.5%	67.3%	53.7%
Verizon Wireless (& affiliates)	4.7%	18.4%	7.0%	16.9%

Productivity & Graphics:
FastSpring	12.8%	15.1%	12.7%	11.2%

These three customers listed above comprised 92% and 91% of our accounts receivable at June 30, 2014 and 2013, respectively.

Geographical Information

During the three and six months ended June 30, 2014 and 2013, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Americas	$8,405	$10,223	$16,588	$21,022
EMEA	58	121	178	622
Asia Pacific	65	140	211	442

Total Revenues	$8,528	$10,484	$16,977	$22,086

The Company does not separately allocate specific assets to these geographic locations.

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2014 are as follows (in thousands):

Year Ending December 31,	Operating
2014-6 months	$1,184
2015	2,188
2016	1,887
2017	1,535
2018	1,534
2019	1,508
Beyond	3,080

Total	$12,916

As of June 30, 2014, $6.0 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $3.7 million.

Rent expense under operating leases was $0.4 million and $0.6 million the three month ended June 30, 2014 and 2013, respectively. Rent expense under operating leases was $0.7 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

Litigation

The Company may become involved in various legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal year 2013. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2013 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2013, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $72.4 million, as of December 31, 2013.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 tax year. State income tax returns are subject to examination for a period of three to four years after filing. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of general and administrative expense.

15. Restructuring Expenses

2014 Restructuring

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. The restructuring plan resulted in special charges totaling $1.8 million recorded during the three month period ended June 30, 2014. These charges were for non-cash stock-based compensation expense of $1.3 million, severance costs for affected employees of $0.4 million, and other related costs of $0.1 million.

The restructuring plan was implemented primarily during the three month period ending June 30, 2014 and resulted in a negative cash impact of approximately $0.4 million in this period. Following is the activity in our restructuring liability account for the period ended June 30, 2014 (in thousands).

	December 31, 2013			June 30, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$—	$1,741	$(1,654)	$87
Fixed asset write-offs, transition travel, other	—	102	(9)	93

Total	$—	$1,843	$(1,663)	$180

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

During the three month period ended June 30, 2014, we updated our assumptions related to subleases of our facility consolidations and closures and took an additional restructuring charge of $0.6 million.

Following is the activity in our restructuring liability account for the period ended June 30, 2014 (in thousands).

	December 31, 2013			June 30, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$215	$(194)	$(21)	$—
Lease/rental terminations	3,115	788	(658)	3,245
Fixed asset write-offs, transition travel, other	38	3	(41)	—

Total	$3,368	$597	$(720)	$3,245

2012 Restructuring

We undertook a restructuring in the fiscal year 2012. Following is the activity in our restructuring liability account for the period ended June 30, 2014 (in thousands).

	December 31, 2013			June 30, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$4	$(4)	$—	$—

Total	$4	$(4)	$—	$—

For all of these restructuring liabilities, those to be paid within 12 months are included in the accrued liabilities line item on the balance sheet and total $1.5 million. $1.9 million of restructuring is included in the deferred rent and other long-term liabilities line item on the balance sheet.

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

17. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic (606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is not permitted. An entity will be able to use either of two adoption methods: (1) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within this Topic; or (2) retrospective with the cumulative effect of initially applying this Topic recognized at the date of initial application and providing certain additional disclosures as defined per this Topic. We are currently evaluating the impact of our pending adoption of this guidance on our consolidated financial statements.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our ability to execute on our recently announced restructuring;

•	the potential for disruption and loss of customers and business from the transfer of duties and responsibilities as a result of our restructuring;

•	our ability to halt the decline of our cash reserves in light of our continued losses;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	changes in demand for our products from our key customers and their end-users;

•	our business and stock price may decline further which could cause an additional impairment of long-lived assets or restructuring charges resulting in a material adverse effect on our financial condition and results of operations;

•	our ability to successfully execute our business and restructuring plan and control costs and expenses;

•	we risk being delisted from NASDAQ if our stock trades below $1.00 per share for 30 straight business days;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	the pace at which the market for new products develop;

•	the intensity of the competition and our ability to successfully compete;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this 10-Q on Page 24.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Wireless:
Sprint (& affiliates)	70.5%	51.5%	67.3%	53.7%
Verizon Wireless (& affiliates)	4.7%	18.4%	7.0%	16.9%

Productivity & Graphics:
FastSpring	12.8%	15.1%	12.7%	11.2%

These three customers listed above comprised 92% and 91% of our accounts receivable at June 30, 2014 and 2013, respectively.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2014 and 2013. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.7	22.9	28.7	21.9

Gross profit	71.3	77.1	71.3	78.1
Operating expenses:
Selling and marketing	26.9	43.6	31.4	40.5
Research and development	42.3	56.3	46.3	53.6
General and administrative	40.1	46.3	43.0	44.4
Restructuring expense	28.6	—	14.3	—

Total operating expenses	137.9	146.2	135.0	138.5

Operating loss	(66.6)	(69.1)	(63.7)	(60.4)
Interest and other income, net	—	—	—	—

Loss before provision for income taxes	(66.6)	(69.1)	(63.7)	(60.4)
Provision for income tax expense	0.2	—	0.3	0.3

Net loss	(66.8)%	(69.1)%	(64.0)%	(60.7)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise® and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Wireless	$6,995	$8,525	$13,850	$18,746
Productivity & Graphics	1,533	1,959	3,127	3,340

Total revenues	8,528	10,484	16,977	22,086

Cost of revenues	2,451	2,401	4,871	4,845

Gross profit	$6,077	$8,083	$12,106	$17,241

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

Restructuring expense. Restructuring expense consists primarily of one-time employee termination benefits, lease and other contract terminations and costs to consolidate facilities and relocate employees.

Interest and other income (expense), net. Interest and other income are primarily related to our average cash and short term investment balances during the period. Interest and other expense are primarily related to the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues. Revenues were $8.5 million and $10.5 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $2.0 million, or 18.7%. Wireless revenues decreased $1.6 million, or 17.9%, primarily due to decreases in our legacy connection manager products of $2.3 million, partially offset by increases in our CommSuite products of $0.7 million. Productivity & Graphics revenues decreased $0.4 million, or 21.7%, primarily due to Poser which had new releases last year. Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our legacy connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues were $2.4 million for both three months ended June 30, 2014 and 2013. For the three months ended June 30, 2014, higher maintenance and royalty costs were offset by cost reductions.

Gross profit. Gross profit was $6.1 million, or 71.3% of revenues for the three months ended June 30, 2014, a decrease of $2.0 million, or 24.8%, from $8.1 million, or 77.1% of revenues for the three months ended June 30, 2013. The 5.8 percentage point decrease was primarily due to lower revenues and product mix.

Selling and marketing. Selling and marketing expenses were $2.3 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $2.3 million, or 49.7%. This decrease was primarily due to headcount reductions resulting from our restructuring of $1.5 million and other cost reductions of $0.5 million. Stock-based compensation decreased from $0.4 million to $0.1 million, or $0.3 million primarily due to the reduced headcount and lower stock price.

Research and development. Research and development expenses were $3.6 million and $5.9 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $2.3 million, or 38.8%. This decrease was primarily due to headcount reductions resulting from our restructuring of $2.0 million and other cost reductions of $0.2 million. Stock-based compensation decreased from $0.2 million to $0.1 million, or $0.1 million primarily due to the reduced headcount and lower stock price.

General and administrative. General and administrative expenses were $3.4 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $1.5 million, or 29.7%. This decrease was primarily due to lower space and occupancy costs of $0.5 million and headcount reductions of $0.3 million resulting from our restructuring, lower depreciation of $0.2 million, and other cost reductions of $0.3 million. Stock-based compensation decreased from $0.5 million to $0.3 million, or $0.2 million primarily due to the reduced headcount and lower stock price.

Restructuring expense. Restructuring expense was $2.4 million for the three months ended June 30, 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses. There was no restructuring expense recorded in the three months ended June 30, 2013.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended June 30, 2014 and 2013.

Provision for income tax expense. We recorded income tax expense of $12,000 and $4,000 for the three months ended June 30, 2014 and 2013, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues. Revenues were $17.0 million and $22.1 million for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $5.1 million, or 23.1%. Wireless revenues decreased $4.9 million, or 26.1%, primarily due to decreases in our legacy connection manager products of $5.1 million and $1.2 million of NetWise. These decreases were partially offset by increases in our CommSuite product lines of $1.4 million. Productivity & Graphics revenues decreased $0.2 million, or 6.4% primarily due to Poser which had new releases last year. Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our legacy connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $4.9 million for both six months ended June 30, 2014 and 2013. For the six months ended June 30, 2014, higher royalty costs due to product mix were offset by cost reductions.

Gross profit. Gross profit was $12.1 million, or 71.3% of revenues for the six months ended June 30, 2014, a decrease of $5.1 million, or 29.8%, from $17.2 million, or 78.1% of revenues for the six months ended June 30, 2013. The 6.8 percentage point decrease was primarily due to lower revenues and product mix.

Selling and marketing. Selling and marketing expenses were $5.3 million and $9.0 million for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $3.7 million, or 40.4%. This decrease was primarily due to headcount reductions resulting from our restructuring of $2.4 million and other cost reductions of $0.8 million. Stock-based compensation decreased from $0.6 million to $0.1 million, or $0.5 million primarily due to the reduced headcount and lower stock price.

Research and development. Research and development expenses were $7.8 million and $11.8 million for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $4.0 million, or 33.6%. This decrease was primarily due to headcount reductions resulting from our restructuring of $3.5 million and other cost reductions of $0.4 million. Stock-based compensation decreased from $0.5 million to $0.4 million, or $0.1 million primarily due to the reduced headcount and lower stock price.

General and administrative. General and administrative expenses were $7.3 million and $9.8 million for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $2.5 million, or 25.6%. This decrease was primarily due to lower space & occupancy costs of $0.9 million, headcount reductions resulting from our restructuring of $0.5 million, lower depreciation of $0.4 million, lower legal fees of $0.2 million, and other cost reductions of $0.3 million. Stock-based compensation decreased from $1.1 million to $0.9 million, or $0.2 million primarily due to the reduced headcount and lower stock price.

Restructuring expense. Restructuring expense was $2.4 million for the six months ended June 30, 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses. There was no restructuring expense recorded in the six months ended June 30, 2013.

Interest and other income, net. Interest and other income was de minimis for both of the six months ended June 30, 2014 and 2013.

Provision for income tax expense. We recorded income tax expense of $0.1 million for both of the six months ended June 30, 2014 and 2013. These amounts only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At June 30, 2014, we had $6.3 million in cash and cash equivalents and short-term investments and $7.9 million of working capital.

The Company believes that our existing cash, cash equivalents and short-term investment balances will be sufficient to fund the Company’s operations through at least the next twelve months. The Board approved a restructuring plan (see Note 15 in the accompanying footnotes to the financial statements) that was implemented during the fiscal quarter ending June 30, 2014 which will lower our overall cost structure by approximately $2.0 million per quarter. We are hopeful that our new product strategies and their associated products will start to gain market acceptance and that we will be able to return to profitability. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

•	undertake additional restructuring to lower costs to bring those more in line with actual revenues;

•	raise additional funds to support the Company’s operations beyond the second quarter of 2015. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•	review strategic alternatives for one or more of our product lines.

If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Operating activities

Net cash used in operating activities was $8.5 million for the six months ended June 30, 2014. The primary uses of operating cash were to fund our net loss of $10.9 million, decreases in accounts payables and accrued liabilities of $1.5 million, increases in prepaid expenses of $0.6 million, and increases of accounts receivable of $0.2 million. These partially offset by non-cash expenses including stock-based compensation of $2.6 million, depreciation and amortization of $1.7 million, and accounts receivable and inventory reserves of $0.4 million.

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

Investing activities

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2014 due to the sale of short-term investments of $1.9 million, less capital expenditures of $0.1 million.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2013 due to the purchase of short-term investments of $1.0 million and capital expenditures of $0.1 million.

Financing activities

During the six months ended June 30, 2014, we received $11,000 from the stock sale for the employee stock purchase plan and $6,000 from the exercise of stock options.

During the six months ended June 30, 2013, we received $21,000 from the stock sale for the employee stock purchase plan.

Contractual obligations and commercial commitments

As of June 30, 2014 we had no debt. The following table summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$12,916	$2,294	$3,732	$3,055	$3,835
Purchase Obligations	1,270	1,270	—	—	—

Total	$14,186	$3,564	$3,732	$3,055	$3,835

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 52,700 square feet of space pursuant to leases that expire on May 31, 2016 and January 31, 2022. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 16,000 square feet in Sunnyvale, California under a lease that expires February 28, 2015. Internationally, we lease space in Belgrade, Serbia under a lease that expires December 30, 2016.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. In March 2014, we signed an addendum to sublease all of the space commencing on May 1, 2014. We continued to pay our current monthly rent through June 30, 2014. Beginning on July 1, 2014, we will pay the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has already been accrued for in our 2013 restructuring liability account. We have moved into a significantly smaller facility in Santa Cruz, California and are paying month-to-month rent.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of June 30, 2014.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At June 30, 2014, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended June 30, 2014 and 2013, our revenues denominated in foreign currencies were $13,000 and zero, respectively. For the six months ended June 30, 2014 and 2013, our revenues denominated in foreign currencies were $36,000 and $53,000, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may become involved in various legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. This resulted in a special one-time restructuring charge of $1.8 million that was recorded in the fiscal quarter ending June 30, 2014. If the demand for our legacy and new products does not increase, we may need to take additional restructuring actions in future quarters, although we currently do not have any intention to do so. If future restructuring actions are taken, this could have a material adverse effect on our financial condition and results of operations in the period that the action is taken.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1-30, 2014
May 1-31, 2014
Jun 1-30, 2014	157,919	(a)	$1.61
Total	157,919		$1.61

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 157,919 shares during the periods set forth in the table.

Item 6.	Exhibits

10.9	Agreement and Mutual General Release, by and between Andrew C. Schmidt and Smith Micro Software, Inc., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on May 23, 2014.

10.10	Agreement and Mutual General Release, by and between Christopher G. Lippincott and Smith Micro Software, Inc., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on May 23, 2014.

10.11	Agreement and Mutual General Release, by and between Daniel Rawlings and Smith Micro Software, Inc., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on June 9, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 1, 2014	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2014	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial Officer)