Form 10-Q
period 2014-09-30
SMITH MICRO SOFTWARE INC
filed 2014-10-31
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014 there were 45,058,093 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,493	$11,763
Short-term investments	2,201	3,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $603 (2014) and $617 (2013)	7,355	7,563
Income tax receivable	699	699
Inventories, net of reserves for excess and obsolete inventory of $237 (2014) and $301 (2013)	165	167
Prepaid expenses and other current assets	1,128	871
Deferred tax asset	152	152

Total current assets	22,193	24,293
Equipment and improvements, net	4,697	7,023
Other assets	205	222

Total assets	$27,095	$31,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,145	$1,632
Accrued liabilities	6,079	7,734
Deferred revenue	731	464

Total current liabilities	8,955	9,830
Non-current liabilities:
Deferred rent and other long-term liabilities	3,736	3,383
Deferred tax liability	152	154

Total non-current liabilities	3,888	3,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 45,058,093 and 36,994,318 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	45	37
Additional paid-in capital	222,696	214,619
Accumulated comprehensive deficit	(208,489)	(196,485)

Total stockholders’ equity	14,252	18,171

Total liabilities and stockholders’ equity	$27,095	$31,538

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$9,448	$8,746	$26,425	$30,832
Cost of revenues	2,201	2,492	7,072	7,337

Gross profit	7,247	6,254	19,353	23,495
Operating expenses:
Selling and marketing	2,139	3,705	7,471	12,655
Research and development	3,188	5,355	11,046	17,191
General and administrative	3,064	4,572	10,360	14,376
Restructuring expense	—	5,602	2,435	5,602

Total operating expenses	8,391	19,234	31,312	49,824

Operating loss	(1,144)	(12,980)	(11,959)	(26,329)
Interest and other income (expense), net	(3)	7	(5)	27

Loss before provision for income taxes	(1,147)	(12,973)	(11,964)	(26,302)
Provision for income tax expense (benefit)	(5)	76	40	149

Net loss	(1,142)	(13,049)	(12,004)	(26,451)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	(1)	3	—	4
Income tax expense related to items of other comprehensive income (expense)	—	—	—	—

Other comprehensive income (expense), net of tax	(1)	3	—	4

Comprehensive loss	$(1,143)	$(13,046)	$(12,004)	$(26,447)

Net loss per share:
Basic and diluted	$(0.03)	$(0.35)	$(0.31)	$(0.72)

Weighted average shares outstanding:
Basic and diluted	41,225	37,036	39,165	36,967

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171

Exercise of common stock options	4	—	6	—	6
Non cash compensation recognized on stock options and ESPP	—	—	112	—	112
Restricted stock grants, net of cancellations	1,411	1	2,982	—	2,983
Cancellation of shares for payment of withholding tax	(224)	—	(328)	—	(328)
Employee stock purchase plan (ESPP)	27	—	21	—	21
Issuance of common stock in a private placement	6,846	7	5,284		5,291
Comprehensive loss	—	—	—	(12,004)	(12,004)

BALANCE, September 30, 2014 (unaudited)	45,058	$45	$222,696	$(208,489)	$14,252

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(12,004)	$(26,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,375	3,110
Long-lived assets write-off due to restructuring	—	1,011
Provision for doubtful accounts and other adjustments to accounts receivable	347	459
Provision for excess and obsolete inventory	38	62
Non-cash compensation related to stock options, ESPP and restricted stock	3,095	2,747
Deferred income taxes	(2)	—
Change in operating accounts:
Accounts receivable	(139)	1,479
Income tax receivable	—	1
Inventories	(36)	(48)
Prepaid expenses and other assets	(240)	(335)
Accounts payable and accrued liabilities	(1,082)	4,010
Deferred revenue	267	593

Net cash used in operating activities	(7,381)	(13,362)

Investing activities:
Capital expenditures	(84)	(820)
Sales of short-term investments	877	6,136

Net cash provided by investing activities	793	5,316

Financing activities:
Cash from issuance of common stock, net of offering costs	5,291	—
Cash received from stock sale for employee stock purchase plan	21	36
Cash received from exercise of stock options	6	—

Net cash provided by financing activities	5,318	36

Net decrease in cash and cash equivalents	(1,270)	(8,010)
Cash and cash equivalents, beginning of period	11,763	18,873

Cash and cash equivalents, end of period	$10,493	$10,863

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$61	$163

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2014, and the related statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and the related statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s current financial revenue projections, our reduced cost structure as a result of our 2014 restructuring (see Note 16), and the proceeds of $5.3 million net (see Note 14) received from the recent sell of our common stock in a private placement, management believes that its existing cash, cash equivalents and short-term investment of $12.7 million will be sufficient to fund the Company’s operations through at least the next twelve months.

3. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic (205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic (606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is not permitted. An entity will be able to use either of two adoption methods: (1) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within this Topic; or (2) retrospective with the cumulative effect of initially applying this Topic recognized at the date of initial application and providing certain additional disclosures as defined per this Topic. We will be evaluating the impact of this guidance on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to stockholders	$(1,142)	$(13,049)	$(12,004)	$(26,451)

Denominator:
Weighted average shares outstanding - basic	41,225	37,036	39,165	36,967
Potential common shares - options (treasury stock method)	—	—	—	—

Weighted average shares outstanding - diluted	41,225	37,036	39,165	36,967

Shares excluded (anti-dilutive)	2	—	13	3

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,596	2,271	1,536	2,261

Net loss per share:
Basic	($0.03)	($0.35)	($0.31)	($0.72)

Diluted	($0.03)	($0.35)	($0.31)	($0.72)

5. Stock-Based Compensation

Stock Plans

During the nine months ended September 30, 2014, the Company granted options to purchase 45,000 shares of common stock and 1.6 million shares of restricted stock, with a total value of $2.9 million. This cost will be amortized ratably over a period of 12 to 48 months.

As of September 30, 2014 there were 2.0 million shares available for future grants under the 2005 Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended September 30, 2014 and resulted in 14,000 shares being purchased/granted at a fair value of $0.83 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cost of revenues	$2	$6	$10	$17
Selling and marketing	63	138	201	698
Research and development	160	205	491	622
General and administrative	307	472	1,120	1,410
Restructuring expense	—	—	1,273	—

Total non-cash stock compensation expense	$532	$821	$3,095	$2,747

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock which was de minimis for both of the three month periods ended September 30, 2014 and 2013, respectively. The cash payments of income taxes related to grants of restricted stock totaled $0.1 million and $0.3 million for the nine month periods ended September 30, 2014 and 2013, respectively.

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

7. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2014 and December 31, 2013, bank balances totaling approximately $10.2 million and $11.6 million, respectively, were uninsured.

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

	September 30, 2014			December 31, 2013
	Amortized	Gross unrealized		Amortized	Gross unrealized
	cost basis	gain(loss)	Fair value	cost basis	gain(loss)	Fair value
Corporate notes, bonds and paper	$1,002	$—	$1,002	$919	$(1)	$918
Government securities/money market	1,200	(1)	1,199	2,160	—	2,160

Total	$2,202	$(1)	$2,201	$3,079	$(1)	$3,078

Realized gains were zero for both three and nine months ended September 30, 2014 and 2013.

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

10. Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At September 30, 2014, our net inventory balance consisted of approximately $0.1 million of components and $0.1 million of finished goods.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Wireless	$8,355	$7,243	$22,205	$25,989
Productivity & Graphics	1,093	1,503	4,220	4,843

Total revenues	$9,448	$8,746	$26,425	$30,832

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Wireless:
Sprint (& affiliates)	67.1%	61.5%	67.3%	55.6%
Verizon Wireless (& affiliates)	8.2%	9.8%	7.4%	14.9%

Productivity & Graphics:
FastSpring	10.0%	13.6%	11.8%	11.9%

These three customers listed above comprised 94% and 88% of our accounts receivable at September 30, 2014 and 2013, respectively.

Geographical Information

During the three and nine months ended September 30, 2014 and 2013, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Americas	$8,859	$8,318	$25,447	$29,340
EMEA	541	166	719	788
Asia Pacific	48	262	259	704

Total Revenues	$9,448	$8,746	$26,425	$30,832

The Company does not separately allocate specific assets to these geographic locations.

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2014 are as follows (in thousands):

Year Ending December 31,	Operating
2014-3 months	$592
2015	2,188
2016	1,887
2017	1,535
2018	1,534
2019	1,508
Beyond	3,083

Total	$12,327

As of September 30, 2014, $5.8 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $3.1 million.

Rent expense under operating leases was $0.3 million and $0.6 million the three months ended September 30, 2014 and 2013, respectively. Rent expense under operating leases was $1.0 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

14. Equity Transactions

On August 15, 2014, the Company entered into a common stock purchase agreement with a number of accredited investors (“Investors”) in a private placement pursuant to which the Company issued and sold to the Investors 6,845,830 shares of its common stock at a price per share of $0.816. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses. Offering costs related to the transaction totaled $0.3 million, comprised of $0.2 million of commissions and $0.1 million of legal and other expenses, resulting in net proceeds of $5.3 million. The Company filed a registration statement with the SEC providing for the resale of the shares of Common Stock issued pursuant to the Purchase Agreement. The registration statement became effective on September 25, 2014.

15. Income Taxes

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 and 2013 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of general and administrative expense.

16. Restructuring Expenses

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

The restructuring plan was implemented primarily during the three month period ending June 30, 2014 and has resulted in a negative cash impact of approximately $0.4 million through September 30, 2014. Following is the activity in our restructuring liability account through the period ended September 30, 2014 (in thousands).

	December 31, 2013			September 30, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$—	$1,697	$(1,696)	$1
Fixed asset write-offs, transition travel, other	—	104	(15)	89

Total	$—	$1,801	$(1,711)	$90

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

Following is the activity in our restructuring liability account through the period ended September 30, 2014 (in thousands).

	December 31, 2013			September 30, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$215	$(194)	$(21)	$—
Lease/rental terminations	3,115	818	(932)	3,001
Fixed asset write-offs, transition travel, other	38	15	(53)	—

Total	$3,368	$639	$(1,006)	$3,001

2012 Restructuring

We undertook a restructuring in the fiscal year 2012. Following is the activity in our restructuring liability account through the period ended September 30, 2014 (in thousands).

	December 31, 2013			September 30, 2014
	Balance	Provision-net	Usage	Balance
One-time employee termination benefits	$4	$(4)	$—	$—

Total	$4	$(4)	$—	$—

For all of these restructuring liabilities, those to be paid within 12 months are included in the accrued liabilities line item on the balance sheet and total $1.1 million. $2.0 million of restructuring is included in the deferred rent and other long-term liabilities line item on the balance sheet.

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

NASDAQ Letter

On October 23, 2014, we received a written notification from the NASDAQ Stock Market LLC notifying the Company that it fails to comply with Nasdaq’s Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for the Company’s common stock over the last 30 consecutive business days has closed below the minimum $1.00 per share requirement for continued listing. The notification has no immediate effect on the listing of the Company’s common stock.

In accordance with NASDAQ’s Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until April 21, 2015, to regain compliance with the Rule. If at any time before April 21, 2015, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Rule.

If compliance with the Rule cannot be demonstrated by April 21, 2015, the Company may be eligible for additional time, provided that the Company can meet all other initial listing requirements for the Nasdaq Capital Market and provides written notice of its intention to cure the deficiency during the second compliance period of an additional 180 days, by various plans, including effecting a reverse stock split, if necessary.

We intend to continue actively monitoring the bid price for our common stock between now and April 21, 2015, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There is no assurance, however, that the Company will pursue efforts to continue to be listed, that the Company will be eligible for an additional compliance period or that our common stock will not be delisted from NASDAQ.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our ability to execute on our restructuring;

•	the potential for disruption and loss of customers and business from the transfer of duties and responsibilities as a result of our restructuring;

•	our ability to halt the decline of our cash reserves in light of our continued losses;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	changes in demand for our products from our key customers and their end-users;

•	our business and stock price may decline further which could cause an additional impairment of long-lived assets or restructuring charges resulting in a material adverse effect on our financial condition and results of operations;

•	our ability to successfully execute our business and restructuring plan and control costs and expenses;

•	we risk being delisted from NASDAQ if our stock does not trade over $1.00 per share for 10 straight business days by April 21, 2015;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	the pace at which the market for new products develop;

•	the intensity of the competition and our ability to successfully compete;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	the ongoing uncertainty and volatility in U.S. and worldwide economic conditions may adversely affect our operating results;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this 10-Q on Page 23.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Wireless:
Sprint (& affiliates)	67.1%	61.5%	67.3%	55.6%
Verizon Wireless (& affiliates)	8.2%	9.8%	7.4%	14.9%

Productivity & Graphics:
FastSpring	10.0%	13.6%	11.8%	11.9%

These three customers listed above comprised 94% and 88% of our accounts receivable at September 30, 2014 and 2013, respectively.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2014 and 2013. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.3	28.5	26.8	23.8

Gross profit	76.7	71.5	73.2	76.2
Operating expenses:
Selling and marketing	22.7	42.4	28.3	41.0
Research and development	33.7	61.2	41.8	55.8
General and administrative	32.4	52.3	39.2	46.6
Restructuring expense	—	64.0	9.2	18.2

Total operating expenses	88.8	219.9	118.5	161.6

Operating loss	(12.1)	(148.4)	(45.3)	(85.4)
Interest and other income (expense), net	—	0.1	—	0.1

Loss before provision for income taxes	(12.1)	(148.3)	(45.3)	(85.3)
Provision for income tax expense (benefit)	—	0.9	0.1	0.5

Net loss	(12.1)%	(149.2)%	(45.4)%	(85.8)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise® and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Wireless	$8,355	$7,243	$22,205	$25,989
Productivity & Graphics	1,093	1,503	4,220	4,843

Total revenues	9,448	8,746	26,425	30,832

Cost of revenues	2,201	2,492	7,072	7,337

Gross profit	$7,247	$6,254	$19,353	$23,495

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues. Revenues were $9.4 million and $8.7 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $0.7 million, or 8.0%. Wireless revenues increased $1.1 million, or 15.4%, primarily due to increases from CommSuite of $0.6 million, NetWise of $0.4 million, and QuickLink of $0.1 million. Productivity & Graphics revenues decreased $0.4 million, or 27.3%, primarily due to new releases of Poser and Manga Studio last year not repeating this year as we shift our future focus from consumers to new professional markets such as gaming and industrial design. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.2 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $0.2 million, or 11.7%. This decrease was primarily due to cost savings realized from our restructurings.

Gross profit. Gross profit was $7.2 million, or 76.7% of revenues for the three months ended September 30, 2014, an increase of $0.9 million, or 15.9%, from $6.3 million, or 71.5% of revenues for the three months ended September 30, 2013. The 5.2 percentage point increase was primarily due to increased revenues, a more profitable product mix, and cost savings as a result of our restructurings.

Selling and marketing. Selling and marketing expenses were $2.1 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $1.6 million, or 42.3%. This decrease was primarily due to headcount reductions resulting from our restructurings of $1.2 million and other cost reductions of $0.3 million. Stock-based compensation decreased from $0.2 million to $0.1 million, or $0.1 million primarily due to the reduced headcount and lower stock price.

Research and development. Research and development expenses were $3.2 million and $5.3 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $2.1 million, or 40.5%. This decrease was primarily due to headcount reductions resulting from our restructurings of $2.0 million and other cost reductions of $0.1 million. Stock-based compensation was essentially flat at $0.2 million for both of the three months ended September 30, 2014 and 2013.

General and administrative. General and administrative expenses were $3.1 million and $4.6 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $1.5 million, or 33.0%. This decrease was primarily due to lower space and occupancy costs of $0.6 million, headcount reductions of $0.3 million resulting from our restructurings, lower depreciation of $0.3 million, and other cost reductions of $0.1 million. Stock-based compensation decreased from $0.5 million to $0.3 million, or $0.2 million primarily due to the reduced headcount and lower stock price.

Restructuring expense. There was no restructuring expense for the three months ended September 30, 2014. Restructuring expenses were $5.6 million for the three months ended September 30, 2013. These charges were for lease/rental terminations of $3.2 million, severance costs for affected employees of $1.2 million, fixed asset write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million.

Interest and other income (expense), net. Interest and other income, net, was $3,000 of expense and $7,000 of income for the three months ended September 30, 2014 and 2013, respectively.

Provision for income tax expense. We recorded an income tax benefit of $5,000 for the three months ended September 30, 2014. We recorded income tax expense of $76,000 for the three months ended September 30, 2013. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues. Revenues were $26.4 million and $30.8 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $4.4 million, or 14.3%. Wireless revenues decreased $3.8 million, or 14.6%, primarily due to decreases in our legacy connection manager products of $5.0 million and $0.8 million of NetWise. These decreases were partially offset by increases in our CommSuite product lines of $2.0 million. Productivity & Graphics revenues decreased $0.6 million, or 12.9% primarily due to lower customer demand and fewer new releases this year as we shift our future focus from consumers to new professional markets such as gaming and industrial design. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $7.1 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $0.2 million, or 3.6%. This decrease was primarily due to cost savings realized from our restructurings which more than offset increased royalties resulting from our product mix.

Gross profit. Gross profit was $19.3 million, or 73.2% of revenues for the nine months ended September 30, 2014, a decrease of $4.2 million, or 17.6%, from $23.5 million, or 76.2% of revenues for the nine months ended September 30, 2013. The 3.0 percentage point decrease was primarily due to lower revenues and a less profitable product mix.

Selling and marketing. Selling and marketing expenses were $7.5 million and $12.7 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $5.2 million, or 41.0%. This decrease was primarily due to headcount reductions resulting from our restructurings of $3.6 million and other cost reductions of $1.0 million. Stock-based compensation decreased from $0.8 million to $0.2 million, or $0.6 million primarily due to the reduced headcount and lower stock price.

Research and development. Research and development expenses were $11.0 million and $17.2 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $6.2 million, or 35.7%. This decrease was primarily due to headcount reductions resulting from our restructurings of $5.6 million and other cost reductions of $0.4 million. Stock-based compensation decreased from $0.7 million to $0.5 million, or $0.2 million primarily due to the reduced headcount and lower stock price.

General and administrative. General and administrative expenses were $10.4 million and $14.4 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $4.0 million, or 27.9%. This decrease was primarily due to lower space & occupancy costs of $1.5 million, headcount reductions resulting from our restructurings of $0.7 million, lower depreciation of $0.7 million, lower legal fees of $0.5 million, and other cost reductions of $0.3 million. Stock-based compensation decreased from $1.5 million to $1.2 million, or $0.3 million primarily due to the reduced headcount and lower stock price.

Restructuring expense. Restructuring expense was $2.4 million for the nine months ended September 30, 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses. Restructuring expenses were $5.6 million for the nine months ended September 30, 2013. These charges were for lease/rental terminations of $3.2 million, severance costs for affected employees of $1.2 million, fixed asset write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million.

Interest and other income (expense), net. Interest and other income, net, was $5,000 of expense and $27,000 of income for the nine months ended September 30, 2014 and 2013, respectively.

Provision for income tax expense. We recorded income tax expense of $40,000 and $149,000 for the nine months ended September 30, 2014 and 2013. These amounts only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At September 30, 2014, we had $12.7 million in cash and cash equivalents and short-term investments and $13.2 million of working capital.

In August 2014, the Company entered into a common stock purchase agreement (see Note 14) with a number of accredited Investors in a private placement pursuant to which the Company agreed to issue and sell to the investors an aggregate of 6,845,830 shares of its common stock at a price per share of $0.816. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses of $0.3 million.

In May 2014, the Board approved a restructuring plan (see Note 16) that was implemented during the fiscal quarter ending June 30, 2014 which lowered our overall cost structure by approximately $2.0 million per quarter.

Based on the Company’s current financial revenue projections, our reduced cost structure as a result of our 2014 restructuring mentioned above, and the proceeds from the sale of our common stock in a private placement mentioned above, management believes that the Company’s existing cash, cash equivalents and short-term investment will be sufficient to fund the its operations through at least the next twelve months.

Operating activities

Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2014. The primary uses of operating cash were to fund our net loss of $12.0 million, decreases in accounts payables and accrued liabilities of $1.1 million, increases in prepaid expenses of $0.3 million, and increases of accounts receivable of $0.1 million. These decreases were partially offset by non-cash expenses including stock-based compensation of $3.1 million, depreciation and amortization of $2.4 million, and accounts receivable and inventory reserves of $0.4 million, and increases in deferred revenue of $0.2 million.

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

Investing activities

Net cash provided by investing activities was $0.8 million for the nine months ended September 30, 2014 due to the sale of short-term investments of $0.9 million, less capital expenditures of $0.1 million.

Net cash provided by investing activities was $5.3 million for the nine months ended September 30, 2013 due to the sale of short-term investments of $6.1 million, partially offset by capital expenditures of $0.8 million.

Financing activities

During the nine months ended September 30, 2014, we received $5.3 million from the sale of our common stock in a private placement. We also received $21,000 from the stock sale for the employee stock purchase plan and $6,000 from the exercise of stock options.

During the nine months ended September 30, 2013, we received $36,000 from the stock sale for the employee stock purchase plan.

Contractual obligations and commercial commitments

As of September 30, 2014 we had no debt. The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating Lease Obligations	$12,327	$2,242	$3,578	$2,926	$3,581
Purchase Obligations	912	912	—	—	—

Total	$13,239	$3,154	$3,578	$2,926	$3,581

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 33,600 square feet of space pursuant to lease that expires on May 31, 2016. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We lease approximately 16,000 square feet in Sunnyvale, California under a lease that expires February 28, 2015. Internationally, we lease space in Belgrade, Serbia that expires December 30, 2016.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of the space commencing on September 15, 2014 for a three year period, with two, two-year renewal options. The remaining lease expense, net of sublease income, has already been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. In March 2014, we signed an addendum to sublease all of the space commencing on May 1, 2014. We continued to pay our current monthly rent through June 30, 2014. Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has already been accrued for in our 2013 restructuring liability account. We have moved into a significantly smaller facility in Santa Cruz, California and are paying month-to-month rent.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of September 30, 2014.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At September 30, 2014, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended September 30, 2014 and 2013, our revenues denominated in foreign currencies were de minimis. For the nine months ended September 30, 2014 and 2013, our revenues denominated in foreign currencies were $35,000 and $0.1 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

If we fail to meet the requirements for continued listing on the NASDAQ Global Select Market, our common stock would likely be delisted from trading on the NASDAQ Global Select Market, which could adversely affect the liquidity of our common stock and cause our trading price to decline.

Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Select Market. If we fail to satisfy the NASDAQ Global Select Market’s continued listing requirements, our common stock would likely be delisted from the NASDAQ Global Select Market, in which case our common stock may trade on the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Select Market would likely result in decreased liquidity and increased volatility of our common stock, and would likely cause our trading price to decline.

On August 7, 2014, we received a letter from the NASDAQ Stock Market LLC stating that, based on our June 30, 2014 reported stockholders’ equity of $9.6 million, the Company no longer met the requirement of NASDAQ Rule 5450(b)(1)(A), which requires companies listed on the NASDAQ Global Select Market to maintain a minimum of $10,000,000 in stockholders’ equity for continued listing (the “Minimum Stockholders’ Equity Rule”). However, as a result of the proceeds from the Company’s recent private placement stock offering, the Company has regained compliance with the Minimum Stockholders’ Equity Rule. Nevertheless, there can be no assurance that the Company will in the future maintain compliance with the Minimum Stockholders’ Equity Rule or other requirements for continued listing on NASDAQ.

On October 23, 2014, we received a written notification from the NASDAQ Stock Market LLC notifying the Company that it fails to comply with Nasdaq’s Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for the Company’s common stock over the last 30 consecutive business days has closed below the minimum $1.00 per share requirement for continued listing. The notification has no immediate effect on the listing of the Company’s common stock. In accordance with NASDAQ’s Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until April 21, 2015, to regain compliance with the Rule. If at any time before April 21, 2015, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by April 21, 2015, the Company may be eligible for additional time, provided that the Company can meet all other initial listing requirements for the Nasdaq Capital Market and provides written notice of its intention to cure the deficiency during the second compliance period of an additional 180 days, by various plans, including effecting a reverse stock split, if necessary. We intend to continue actively monitoring the bid price for our common stock between now and April 21, 2015, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There is no assurance, however, that the Company will pursue efforts to continue to be listed, that the Company will be eligible for an additional compliance period or that our common stock will not be delisted from NASDAQ.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2014, the Company entered into a common stock purchase agreement with a number of accredited investors pursuant to which the Company issued and sold 6,845,830 shares of its common stock at a price per share of $0.816 in a private placement. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses. Offering costs related to the transaction totaled $0.3 million, comprised of $0.2 million of commissions and $0.1 million of legal and other expenses, resulting in net proceeds of $5.3 million. The offer and sale of the shares of Common Stock in the private placement was exempt from registration pursuant to Section 4(2) of and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1-31, 2014	—		—
Aug. 1-31, 2014	—		—
Sep. 1-30, 2014	50,698	(a)	$0.97

Total	50,698		$0.97

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 50,698 shares during the periods set forth in the table.

Item 6.	Exhibits

10.12	Form of Common Stock Purchase Agreement, dated August 15, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

10.13	Form of Registration Rights Agreement, dated August 15, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

October 31, 2014	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2014	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial Officer)