Form 10-K
period 2014-12-31
SMITH MICRO SOFTWARE INC
filed 2015-02-27
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 01-35525

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 Columbia, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 362-5800

Common Stock, $.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934     YES  ☐     NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $34,209,212 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of February 20, 2015, there were 45,004,146 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	the risk of being delisted from the NASDAQ Global Select Market if we fail to meet any of the listing requirements;

•	changes in demand for our products from our key customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to establish and maintain strategic relationships with our customers;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the section “1A. Risk Factors” beginning on page 10 of this report.

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

General

Smith Micro provides software solutions to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure the best Quality of Experience for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent policy-on-device platform, along with premium voice, video and content monetization services, we create new opportunities to engage consumers and capitalize on the growth of connected devices. In addition to wireless and mobility software, Smith Micro develops and distributes personal, professional and educational productivity and graphics products and tools for consumers, artists, animators and designers worldwide.

Over the past three decades, the Company has developed deep expertise in embedded software for networked devices, policy-based management platforms, and highly-scalable mobile applications and hosted services. For organizations struggling to reduce costs and complexity in the fragmented, rapidly evolving mobile market, Smith Micro offers proven solutions that increase reliability and efficiency while accelerating delivery and value of mobile services to consumers.

The proliferation of mobile broadband technology continues to provide new opportunities for Smith Micro on a global scale. Smith Micro’s mission is to help our customers thrive in a connected world with software solutions that:

1.	Simplify wireless connectivity to reduce costs and deliver “best-connected” experiences;

2.	Optimize network and device resources for maximum performance, efficiency and flexibility;

3.	Provide greater insight and control over the quality of service (“QoS”) delivered to users; and

4.	Engage and grow high-value relationships with end customers using mobile devices.

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

Wireless

The wireless industry continues to undergo rapid change on all fronts, from the growing expanse of heterogeneous networks, to the vast array of connected devices, to the endless barrage of mobile applications and digital content – especially video – consumed by users who want information and entertainment anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the emerging Internet of Things (“IoT”) market is creating a world where almost anything can be connected to the wireless internet.

Although the opportunities associated with pervasive connectivity are plenty, so are the challenges:

•	Complexity, congestion and spectrum scarcity plague wireless networks, making mobile data access inconsistent, unreliable and expensive for consumers and businesses.

•	Mobile Network Operators are being marginalized by over-the-top applications, social networks and Wi-Fi providers as they struggle to differentiate while facing tremendous price pressure.

•	Enterprises face increasing pressure to mobilize workforces, operations and customer engagement, but lack the expertise and technologies needed to leverage mobile securely and cost-effectively.

•	Consumers - frustrated by complicated, slow and restrictive access to wireless data services – seek simpler, more personalized mobile experiences.

To address these challenges, Smith Micro offers three product families that help our customers connect, control and capitalize on the mobile internet:

QuickLink® – applications for connecting consumer and machine-to-machine (“M2M”) devices to 3G, 4G and Wi-Fi networks, easily and reliably, while managing their data usage.

NetWise® – policy-on-device platform for controlling device behavior, optimizing data traffic, engaging mobile users, and improving quality of experience over wireless networks.

CommSuite® – premium voice, messaging and video services that allow operators and enterprises to flexibly deliver and monetize apps and content.

Our QuickLink connectivity solutions have been shipped on more than 100 million devices worldwide. Many of the world’s largest mobile network operators, including AT&T, Bell Canada, Orange, Sprint, T-Mobile, Verizon Wireless, and Vodafone, have offered QuickLink as a white-label connection management application to their subscribers. QuickLink components are embedded by leading chipset manufacturers and module makers to ensure that connectivity is consistent across device types. QuickLink is also used by enterprises and public sector organizations with mobile workforces to provide enhanced security and configurability over public and private wireless networks.

NetWise provides visibility and control over 3G, 4G and Wi-Fi network connections to ensure the best possible quality of experience for end users. NetWise helps operators reduce congested cellular networks with efficient Wi-Fi offload, while also facilitating Wi-Fi on-load for broadband providers who are extending services outside of the home. Used by several Tier 1 operators and broadband providers in the U.S., Latin America and Asia, NetWise provides the device intelligence and a management platform to maximize service uptake and performance. For retailers and other consumer service providers, NetWise offers a new way to engage consumers with more personalized, context-based mobile promotions.

The CommSuite premium services platform gives operators new ways to drive revenues and better compete with over-the-top (“OTT”) applications. It offers innovative features, such as Voice-to-Text transcription, Avatar messaging, and Videomail, while supporting flexible business models, including “freemium” try-and-buy offers, monthly subscriptions, content purchases, and ad-sponsored user engagement. CommSuite also enables efficient, high-performance streaming of mobile video content for entertainment, hospitality, large venues, and other industries.

Over the past three decades, Smith Micro has developed unmatched expertise in mobile device software, integration to operator services, and wireless industry standards. Our ability to customize solutions that meet stringent reliability and security requirements for Tier 1 operators makes us the preferred choice for any company that wants more out of mobile.

Productivity & Graphics

The Productivity & Graphics group develops a variety of software, including graphic design and animation, compression and PC/Mac utilities, for consumers, professional artists, and educators. This group also republishes and markets third-party software that complements the Company’s existing line of products. These products are available through direct sales on Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), as well as through affiliate websites, resellers and retail outlets.

The group’s primary focus is its line of graphic titles, in particular Poser®, Anime Studio®, Manga Studio® and MotionArtist™. These products are aimed at digital artists and designers of all skill levels, helping them to produce professional quality animations, comics, and other 2D and 3D art. Poser is the industry leading tool for 3D human figure design and animation. Anime Studio is used by both hobbyists and professional artists working for high-end animation studios in the motion picture industry, and Manga Studio is at the top of the market for comic illustration software, used by famous graphic novelists such as Dave Gibbons, the author of the Watchmen. The group is enhancing and mobilizing these solutions to extend to new markets including gaming, industrial design, digital content, and more.

Products and Services

Our primary products consist of the following:

Product Groups	Products	Description

Wireless	QuickLink® Mobile	Connection management application to control, customize and automate wireless connections from PCs and Macs to WWAN and WLAN/Wi-Fi networks

	QuickLink® Mobility	Mobile VPN and connection manager targeted to enterprises with mobile workforces and the public sector

	QuickLink® Zero	Streamlined connectivity for mobile hotspot features on smartphones and mobile broadband devices, with billing integration, automated diagnostics, usage metering and data management

	QuickLink® MiTile	Connection manager for Microsoft Windows 8 devices

	QuickLink® MBIM Middleware	Customizable drivers that support the Mobile Broadband Interface Model (“MBIM”) standard for connecting USB devices to a variety of operating systems

	NetWise® Director	Intelligent traffic management for data offload and seamless, secure access to 3G/4G/Wi-Fi networks

	NetWise® I/O	A toolkit for testing client/server interoperability using the ANDSF networking standard

	NetWise® SmartSpot	Wi-Fi discoverability, promotion and automated authentication

	NetWise® Captivate	Mobile marketing platform that uses real-time conditions, events, location and analytics to better engage customers

	NetWise® FOTA	Lightweight device agent and deployment server for updating Firmware Over The Air (“FOTA”)

	CommSuite® PTT	A push-to-talk (“PTT”) data service that uses a mobile Internet connection to send and receive “walkie-talkie” style calls

	CommSuite® VVM	Visual Voicemail (“VVM”) delivered directly to a mobile phone app and managed like email

	CommSuite® VTT	Voice-to-Text (“VTT”) transcription of voicemail and voice SMS messages

	CommSuite® Avatars	Talking Avatars that let users lip-synch a message with voice effects, backgrounds, stickers and photos to personalize mobile communications

	CommSuite® VIDIO	Adaptive streaming of live or pre-recorded video content to support mobile viewing across laptops, tablets, phones, TVs, and more

	CommSuite® Videomail	Creation of video messages that can be delivered to any user via phone, SMS, email or web link, with no client software required

	AniMates®	Mobile messaging app for iOS and Android smartphones that lets users send personalized Avatar messages with fun voice effects and backgrounds

Productivity & Graphics	Poser®	3D animation software for character art, animation and digital design

	Poser Pro Game Dev	3D character creator and animation tools, plus real-time ready character content to game and interactive content developers to reduce game development time and improve the overall game experience

	Anime Studio®	2D animation software for digital artists

	Manga Studio®	Graphics software for creating manga and comic art

	MotionArtist ™	A fast, easy solution for creating interactive presentations

	ScatterShow™	Creates slide shows from photo albums on mobile devices

	StuffIt Deluxe®	A patented, lossless compression solution for documents and media

	Sock Puppets™	iOS app to create lip-synched cartoons and share them on Facebook and YouTube

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration experience, and flexible business models, we can quickly bring to market innovative solutions that support our customers’ needs to create new revenue opportunities and differentiate their products and services among their competitors.

Our sales strategy is as follows:

Leverage Operator and OEM Relationships. We continue to capitalize on our strong relationships with the world’s leading mobile network operators (“MNOs”), multiple service operators (“MSOs”), and device manufacturers. These customers serve as our primary distribution channel, providing access to hundreds of millions of end-users around the world.

Focus on High-Growth Markets. We continue to focus on wireless connectivity solutions and premium mobile services, taking advantage of expanding 4G and Wi-Fi networks, as well as the explosive growth of smartphones, tablets, M2M and other mobile devices.

Expand our Customer Base. In addition to growing business with current customers, we are adding new customers through reseller partners and increased penetration of the enterprise market, with particular focus on public safety, retail, and vertical markets utilizing M2M technologies.

Selectively Pursue Partners with Complementary Products and Services. We continue to pursue partnerships to help us enter new markets and extend our geographic reach. We will engage technology providers and systems integrators to deliver more comprehensive solutions to our customers.

Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 68.0% of the Company’s total revenues for the fiscal year 2014. Revenues to FastSpring in the Productivity & Graphics business segment accounted for 11.2% of the Company’s total revenues for the fiscal year 2014. Revenues to two customers (Sprint and Verizon Wireless) and their respective affiliates in the Wireless business segment accounted for 53.1% and 13.0%, respectively, of the Company’s total revenues for the fiscal year 2013. Revenues to FastSpring in the Productivity & Graphics business segment accounted for 11.4% of the Company’s total revenues for the fiscal year 2013. In 2012, our two largest customers (Sprint and Verizon Wireless) accounted for 40.7% and 20.5%, respectively, of our total revenues. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, via email and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $14.2 million, $21.3 million, and $24.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Competition

The markets in which we operate are highly competitive and subject to rapid changes in technology. These conditions create new opportunities for Smith Micro, as well as for our competitors, and we expect new competitors to enter the market. We will not only compete with other software vendors for new customer contracts, we will also compete to acquire technology and qualified personnel.

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

Many existing and potential customers have the resources to develop products that compete directly with our products. These customers may discontinue the purchase of our products. Our future performance is substantially dependent upon the extent to which existing customers elect to purchase software from us rather than design and develop their own software.

Proprietary Rights and Licenses

Our success and ability to compete is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology and intellectual property, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2014, we owned 85 issued U.S. patents and have 20 U.S. patent applications that are currently pending. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.

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

Employees

As of December 31, 2014, we had a total of 183 employees within the following departments: 110 in engineering, 37 in sales and marketing, 16 in operations and customer support and 20 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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

We derive a significant portion of our revenues from sales of a small number of products to Sprint, so our revenues and operating results are highly vulnerable to shifts in demand and may decline.

In our Wireless business segment, we sell primarily to large carriers, cable operators, and original equipment manufacturers (“OEMs”), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2014, sales to Sprint and their affiliates comprised 68.0% of our total revenues. Because of our customer concentration, this carrier and other large customers may have significant pricing power over us, and any material decrease in sales to any of them would materially affect our revenues and profitability. Additionally, carriers, cable operators, and OEMs are not the end-users of our products. If any of their efforts to market products and services incorporating our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

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

We also derive a significant portion of our revenues from a few vertical markets, such as wireless carriers, cable operators, and handset manufacturers. In order to sustain and grow our business, we must continue to sell our software products into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could materially harm our results of operations, financial condition and prospects. To increase our sales outside our core vertical markets, for example to large enterprises, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

In 2014, we announced a restructuring plan and we may take additional restructuring actions in the future that would result in additional charges, which would have a negative impact on our results of operations in the period the action is taken.

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. This resulted in a special one-time restructuring charge of $1.8 million that was recorded in the fiscal quarter ended June 30, 2014. At the same time, we increased our 2013 restructuring reserve by $0.6 million to update and adjust our lease termination cost assumptions. If the demand for our legacy and new products does not increase, we may need to take additional restructuring actions in future quarters, although we currently do not have any intention to do so. If future restructuring actions are taken, this could have a material adverse effect on our financial condition and results of operations in the period that the action is taken.

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

During 2014, the Company no longer met the requirement of NASDAQ Rule 5450(b)(1)(A), which requires companies listed on the NASDAQ Global Select Market to maintain a minimum of $10,000,000 in stockholders’ equity for continued listing (the “Minimum Stockholders’ Equity Rule”). As a result of the proceeds from the Company’s private placement stock offering, the Company regained compliance with the Minimum Stockholders’ Equity Rule. Also in 2014, the Company failed to comply with Nasdaq’s Marketplace Rule 5450(a)(1) because the bid price for the Company’s common stock over a 30 consecutive business day period had closed below the minimum $1.00 per share requirement for continued listing. The Company regained compliance in January 2015 after the stock price closed above $1.00 per share for 10 consecutive business days.

There can be no assurance that the Company will in the future maintain compliance with the Minimum Stockholders’ Equity Rule, the minimum $1.00 per share rule, or other requirements for continued listing on NASDAQ.

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

We have difficulty predicting the volume and timing of orders. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of orders would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often recorded a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

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

Our recent and planned product introductions to support new higher speed networking and 4G technologies have allowed us to enter new markets. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier and MSO customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.

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

It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of working capital that we maintain;

•	capital improvements to new and existing facilities;

•	our ability to meet our headcount hiring commitment to the state of Pennsylvania;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

In addition, we may raise additional capital to accommodate planned growth, hiring and infrastructure needs or to consummate acquisitions of other businesses, products or technologies.

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

The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures in our security and privacy measures, such as “hacking” of our systems by outsiders, could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to liability; and

•	increase our expense from potential remediation costs.

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

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of the space commencing on September 15, 2014 for a three year period, with two, two-year renewal options. The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. In March 2014, we signed an addendum to sublease all of the space commencing on May 1, 2014. We continued to pay our current monthly rent through June 30, 2014. Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has been accrued for in our 2013 restructuring liability account. We have moved into a significantly smaller facility in Santa Cruz, California and are paying month-to-month rent.

Item 3.	LEGAL PROCEEDINGS

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

	High	Low
YEAR ENDED DECEMBER 31, 2014:
First Quarter	$2.69	$1.44
Second Quarter	2.07	0.66
Third Quarter	1.37	0.88
Fourth Quarter	1.23	0.74

YEAR ENDED DECEMBER 31, 2013:
First Quarter	$1.78	$1.26
Second Quarter	1.49	1.06
Third Quarter	1.31	0.88
Fourth Quarter	1.57	0.79

On February 20, 2015, the closing sale price for our common stock as reported by NASDAQ was $1.46.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Stock Performance Graph

The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

The graph covers the period from December 31, 2009 through December 31, 2014. The graph assumes that $100 was invested in our common stock on December 31, 2009, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Smith Micro Software, Inc., the S&P Midcap 400 Index, and S&P MidCap Application Software

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Smith Micro Software, Inc.	100.00	172.02	12.35	16.39	16.17	10.60
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
S&P MidCap Application Software	100.00	132.83	139.38	167.35	220.04	227.94

Holders

As of February 20, 2015, there were approximately 181 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

On August 15, 2014, the Company entered into a common stock purchase agreement with a number of accredited investors pursuant to which the Company issued and sold 6,845,830 shares of its common stock at a price per share of $0.816 in a private placement. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses. Offering costs related to the transaction totaled $0.4 million, comprised of $0.2 million of commissions and $0.2 million of legal and other expenses, resulting in net proceeds of $5.2 million. The offer and sale of the shares of Common Stock in the private placement was exempt from registration pursuant to Section 4(2) of and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fiscal year 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Mar. 1-31. 2014	15,735		$1.63	—	—
Jun. 1-30, 2014	157,919		$1.61	—	—
Sep. 1-30, 2014	50,767		$0.97	—	—
Dec. 1-31, 2014	67,202		$0.93	—	—

Total	291,623	(a)		—	—

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 291,623 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of comprehensive income (loss) data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of comprehensive income (loss) data presented below for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Comprehensive Income (Loss) Data (in thousands, except per share data):
Revenues	$36,979	$42,675	$43,329	$57,767	$130,501
Cost of revenues	9,317	9,707	8,448	13,761	15,507

Gross profit	27,662	32,968	34,881	44,006	114,994
Operating expenses:
Selling and marketing	9,559	15,675	16,666	26,594	29,708
Research and development	14,192	21,305	24,767	41,711	42,759
General and administrative	13,218	18,216	20,211	25,279	24,146
Restructuring expenses	2,435	5,602	238	3,184	—
Goodwill and long-lived asset impairment	—	—	—	112,904	—

Total operating expenses	39,404	60,798	61,882	209,672	96,613

Operating income (loss)	(11,742)	(27,830)	(27,001)	(165,666)	18,381
Non-operating income:
Change in fair value of contingent liabiltiy	—	—	1,210	—	—
Interest and other income (expense), net	(8)	30	94	131	130

Income (loss) before provision for income taxes	(11,750)	(27,800)	(25,697)	(165,535)	18,511
Provision for income tax expense (benefit)	49	153	(234)	(5,929)	6,165

Net income (loss)	(11,799)	(27,953)	(25,463)	(159,606)	12,346

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available- for-sale securities	—	7	33	(24)	(14)
Income tax expense (benefit) related to items of other comprehensive income (expense)	—	—	6	1	(6)

Other comprehensive income (expense), net of tax	—	7	27	(25)	(8)

Comprehensive income (loss)	$(11,799)	$(27,946)	$(25,436)	$(159,631)	$12,338

Net income (loss) per share:
Basic	$(0.29)	$(0.76)	$(0.71)	$(4.48)	$0.36

Diluted	$(0.29)	$(0.76)	$(0.71)	$(4.48)	$0.36

Weighted average shares:
Basic	40,649	36,982	35,849	35,617	34,204

Diluted	40,649	36,982	35,849	35,617	34,615

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data (in thousands):
Total assets	$27,390	$31,538	$54,395	$79,941	$234,892
Total liabilities	12,488	13,367	11,733	15,081	16,627
Accumulated comprehensive (deficit) earnings	(208,284)	(196,485)	(168,539)	(143,103)	16,528
Total stockholders’ equity	$14,902	$18,171	$42,662	$64,860	$218,265

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our dependence upon the large carrier customers for a significant portion of our revenues; deriving revenues from a small number of customers and products; being delisted from the NASDAQ; changes in demand for our products; our failure to successfully compete; changes in technology; our entry into new markets; failure of our customers to adopt new technologies; loss of key personnel; the availability of third party intellectual property and licenses; failure to maintain strategic relationships with our customers; potential fluctuations in quarterly results; our failure to protect intellectual property; exposure to intellectual property claims; our inability to raise more funds to meet our capital needs; undetected software defects; security and privacy breaches in our systems or interruptions or delays in the services we provide which could damage client relations; and doing business internationally.

Introduction and Overview

Smith Micro provides software solutions to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure the best Quality of Experience for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent policy-on-device platform, along with premium voice, video and content monetization services, we create new opportunities to engage consumers and capitalize on the growth of connected devices. In addition to wireless and mobility software, Smith Micro develops and distributes personal, professional and educational productivity and graphics products and tools for consumers, artists, animators and designers worldwide.

Over the past three decades, the Company has developed deep expertise in embedded software for networked devices, policy-based management platforms, and highly-scalable mobile applications and hosted services. For organizations struggling to reduce costs and complexity in the fragmented, rapidly evolving mobile market, Smith Micro offers proven solutions that increase reliability and efficiency while accelerating delivery and value of mobile services to consumers.

For the year ended December 31, 2014, revenues to one customer and their respective affiliates in the Wireless business segment accounted for 68.0% of the Company’s total revenues, and one customer in the Productivity & Graphics business segment accounted for 11.2% of the Company’s total revenues. These two customers accounted for 87% of accounts receivable for the year ended December 31, 2014. For the year ended December 31, 2013, revenues to two customers and their respective affiliates in the Wireless business segment accounted for 53.1% and 13.0% of the Company’s total revenues, and one customer in the Productivity & Graphics business segment accounted for 11.4% of the Company’s total revenues. These three customers accounted for 83% of accounts receivable for the year ended December 31, 2013.

For the year ended December 31, 2012, revenues to two customers and their respective affiliates in the Wireless business segment accounted for 40.7% and 20.5% of the Company’s total revenues and 78% of accounts receivable.

Results of Operations

The following table sets forth certain consolidated statement of comprehensive income (loss) data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	25.2	22.7	19.5

Gross profit	74.8	77.3	80.5
Operating expenses:
Selling and marketing	25.9	36.7	38.5
Research and development	38.4	49.9	57.2
General and administrative	35.7	42.7	46.6
Restructuring expenses	6.6	13.2	0.5

Total operating expenses	106.6	142.5	142.8

Operating loss	(31.8)	(65.2)	(62.3)
Non-operating income:
Change in fair value of contigent liability	—	—	2.8
Interest and other income (expense), net	—	0.1	0.2

Loss before provision for income taxes	(31.8)	(65.1)	(59.3)
Provision for income tax expense (benefit)	0.1	0.4	(0.5)

Net loss	(31.9)%	(65.5)%	(58.8)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink, NetWise and CommSuite family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser, Anime Studio, Manga Studio, MotionArtist and StuffIt.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
Wireless	$31,276	$35,853	$37,154
Productivity & Graphics	5,703	6,822	6,175

Total revenues	36,979	42,675	43,329
Cost of revenues	9,317	9,707	8,448

Gross profit	$27,662	$32,968	$34,881

Cost of revenues. Cost of revenues consists of direct product and assembly, maintenance, and royalty costs.

Selling and marketing. Selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions, and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions.

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

Provision for income tax expense (benefit). The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2014, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $75.7 million at December 31, 2014. During fiscal years 2014, 2013 and 2012, the valuation allowance on deferred tax assets increased by $3.2 million, $12.1 million and $7.2 million, respectively.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues. Revenues of $37.0 million for fiscal year 2014 decreased $5.7 million, or 13.3%, from $42.7 million for fiscal year 2013. Wireless revenues of $31.3 million decreased $4.6 million, or 12.8%, primarily due to lower sales of our legacy connection manager products of $7.6 million partially offset by higher sales of our CommSuite products of $3.0 million. Productivity & Graphics sales decreased $1.1 million, or 16.4%, primarily due to lower customer demand and fewer new releases this year as we shift our future focus from consumers to new professional markets such as gaming and industrial design. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues of $9.3 million for fiscal year 2014 decreased $0.4 million, or 4.0%, from $9.7 million for fiscal year 2013. Cost reduction savings as a result of our restructuring of $1.2 million was partially offset by increased royalties of $0.4 million due to product mix and $0.4 million of maintenance costs associated with new product releases.

Gross profit. Gross profit of $27.7 million or 74.8% of revenues for fiscal year 2014 decreased $5.3 million, or 16.1%, from $33.0 million, or 77.3% of revenues for fiscal year 2013. The 2.5 percentage point decrease was primarily due to the lower revenues.

Selling and marketing. Selling and marketing expenses of $9.6 million for fiscal year 2014 decreased $6.1 million, or 39.0%, from $15.7 million for fiscal year 2013. This decrease was primarily due cost reduction savings as a result of our restructuring; headcount reductions of $4.4 million and travel and other cost reductions of $1.2 million. Stock-based compensation decreased from $0.8 million to $0.3 million, or $0.5 million.

Research and development. Research and development expenses of $14.2 million for fiscal year 2014 decreased $7.1 million, or 33.4%, from $21.3 million for fiscal year 2013. Lower headcount accounted for the decrease of $6.9 million primarily due to our restructuring. Stock-based compensation decreased from $0.9 million to $0.7 million, or $0.2 million.

General and administrative. General and administrative expenses of $13.2 million for fiscal year 2014 decreased $5.0 million, or 27.4%, from $18.2 million for fiscal year 2013. This decrease was primarily due to lower space and occupancy costs as a result of our restructuring of $1.7 million, headcount and other cost reductions as a result of our restructuring of $1.3 million, lower depreciation of $1.0 million, and lower legal and accounting fees of $0.4 million. Stock-based compensation expense decreased from $2.1 million to $1.5 million, or $0.6 million.

Restructuring expenses. Restructuring expense was $2.4 million for fiscal year 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses. Restructuring expenses were $5.6 million for fiscal year 2013. These charges were for lease/rental terminations of $3.2 million, severance costs for affected employees of $1.2 million, fixed asset write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million.

Interest and other income (expense), net. Interest and other income (expense), net was de minimis for both fiscal years 2014 and 2013.

Provision for income tax expense (benefit). We recorded income tax expense of $49,000 and $153,000 for fiscal years 2014 and 2013, respectively, primarily related to foreign income taxes.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues. Revenues of $42.7 million for fiscal year 2013 decreased $0.6 million, or 1.5%, from $43.3 million for fiscal year 2012. Wireless revenues of $35.9 million decreased $1.3 million, or 3.5%, primarily due to lower sales of our legacy connection manager products of $5.2 million partially offset by higher sales of our CommSuite products of $3.2 million and NetWise products of $0.7 million. Productivity & Graphics sales increased $0.7 million, or 10.5%, primarily due to increases in our core product lines of Poser and Manga Studio. Due to the introduction and market acceptance of mobile hotspot devices, tablets and smartphones capable of functioning as a WWAN hotspot, our legacy connection management products continue to experience lower demand in our North American marketplace. While we have launched new wireless products that address this technology shift, they are new to the market and their rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues.

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

Selling and marketing. Selling and marketing expenses of $15.7 million for fiscal year 2013 decreased $1.0 million, or 5.9%, from $16.7 million for fiscal year 2012. This decrease was primarily due to lower personnel related expenses and severance of $0.4 million and lower travel and trade shows of $0.5 million. Stock-based compensation decreased from $0.9 million to $0.8 million, or $0.1 million.

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

Liquidity and Capital Resources

At December 31, 2014, we had $13.0 million in cash and cash equivalents and short-term investments and $14.0 million of working capital.

Capital expenditures were $0.2 million for the fiscal year 2014 versus $0.8 million for the fiscal year 2013. The 2014 expenditures were primarily for computer hardware and software.

In August 2014, the Company entered into a common stock purchase agreement (see Note 9) with a number of accredited investors in a private placement pursuant to which the Company agreed to issue and sell to the investors an aggregate of 6,845,830 shares of its common stock at a price per share of $0.816. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses of $0.4 million.

In May 2014, the Board approved a restructuring plan (see Note 2) that was implemented during the fiscal quarter ended June 30, 2014 which lowered our overall cost structure by approximately $2.0 million per quarter.

Based on the Company’s current financial revenue and profit projections, our reduced cost structure as a result of our 2014 restructuring mentioned above, and the proceeds from the sale of our common stock in a private placement mentioned above, management believes that the Company’s existing cash, cash equivalents and short-term investment will be sufficient to fund the its operations through at least the next twelve months.

Operating Activities

In 2014, net cash used in operations was $6.8 million primarily due to our net loss adjusted for depreciation, amortization, non-cash stock-based compensation, inventory and accounts receivable reserves of $4.7 million, decreases in accounts payable and accrued expenses of $2.2 million, and an increase in accounts receivable of $1.0 million. This usage was partially offset by an increase in deferred revenue of $1.0 million and a decrease in prepaid expenses of $0.1 million.

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

Investing Activities

In 2014, cash used by investing activities was de minimis as the sale of short-term investments of $0.2 million was offset by capital expenditures of $0.2 million.

In 2013, cash provided by investing activities of $9.4 million was due to the sale of short-term investments of $10.2 million, partially offset by capital expenditures of $0.8 million.

In 2012, cash provided by investing activities of $24.9 million was due to the sale of short-term investments of $25.2 million, partially offset by capital expenditures of $0.3 million.

Financing Activities

In 2014, cash provided by financing activities was $5.3 million. We received $5.2 million from the sale of our common stock in a private placement. We also received $21,000 from the stock sale for the employee stock purchase plan and $6,000 from the exercise of stock options.

In 2013, cash provided by financing activities was $36,000 as a result of cash received from the sale of stock for our employee stock purchase plan.

In 2012, cash used in financing activities of $0.7 million was due to the repurchase of our common stock of $0.8 million which was partially offset by cash received from the sale of stock for our employee stock purchase plan of $0.1 million.

Contractual Obligations and Commercial Commitments

As of December 31, 2014, we had no debt. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$11,734	$2,188	$3,424	$3,042	$3,080
Purchase obligations	2,143	2,143	—	—	—

Total	$13,877	$4,331	$3,424	$3,042	$3,080

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

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of the space commencing on September 15, 2014 for a three year period, with two, two-year renewal options. The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. In March 2014, we signed an addendum to sublease all of the space commencing on May 1, 2014. We continued to pay our current monthly rent through June 30, 2014. Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has been accrued for in our 2013 restructuring liability account. We have moved into a significantly smaller facility in Santa Cruz, California and are paying month-to-month rent.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

On occasion, we enter into fixed fee arrangements, i.e. for trials, in which customer payments are tied to the achievement of specific milestones. Revenue for these contracts is recognized based on customer acceptance of certain milestones as they are achieved. We also enter hosting arrangements that sometimes include up-front, non-refundable set-up fees. Revenue is recognized for these fees over the term of the agreement.

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

                Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition—Customer Payments and Incentives. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.5 million, $1.2 million, and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

                Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2014, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Income Taxes

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax liabilities against gross deferred tax assets); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a four-year historical cumulative loss as of the end of fiscal year 2014. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2014 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2014, the Company will continue to reserve it’s U.S.-based deferred tax amounts, which total $75.7 million, as of December 31, 2014.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 and 2013 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of income tax expense.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will be evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is not permitted. An entity will be able to use either of two adoption methods: (1) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within this Topic; or (2) retrospective with the cumulative effect of initially applying this Topic recognized at the date of initial application and providing certain additional disclosures as defined per this Topic. We will be evaluating the impact of this guidance on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At December 31, 2014, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2014, 2013 and 2012, our revenues denominated in foreign currencies were $43,000, $0.1 million, and $0.6 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2014, we maintained effective internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and certain key officers as of February 20, 2015:

Name	Age	Position
William W. Smith, Jr.	67	Chairman of the Board, President and Chief Executive Officer
Rick Carpenter	51	Senior Vice President, Engineering
Carla Fitzgerald	50	Vice President, Chief Marketing Officer
Jim Mains	52	Vice President, Chief Strategy Officer
Ken Shebek	52	Vice President, Operations
David P. Sperling	46	Vice President, Chief Technology Officer
Steven M. Yasbek	61	Vice President, Chief Financial Officer

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

Mr. Carpenter joined the Company in May 2009 as the Vice President of Engineering for the Company’s Connectivity & Security Business Unit and then served as the Vice President and General Manager of the Wireless Business Unit. Mr. Carpenter currently serves as the Senior Vice President of Engineering. Prior to joining Smith Micro, Mr. Carpenter served as a Vice President of Engineering at NextWave Wireless where he was responsible for WiMAX chipset development. From 2000 to 2005, he was Director of Software Engineering for CDMA products at AirPrime, which was ultimately acquired by Sierra Wireless. Mr. Carpenter has also held engineering management positions at Motorola and DENSO Wireless and started his professional career in May of 1986. He holds a BS in Computer Science from the University of Texas, Permian Basin and studied Masters-level Computer Science & Engineering at the University of Texas Arlington.

Ms. Fitzgerald joined the Company in March 2011 as Vice President, Corporate Marketing and has been the Chief Marketing Officer since January 2014. As a veteran of the technology industry, Ms. Fitzgerald has held executive positions in marketing, product management, technical sales and business development positions with Bitfone, WebVisible, LogicalApps, Quest Software, Octave Software and CA (formerly Computer Associates, Systems & Network Management software). She holds a B.A. degree in Economics and Computer Studies from Claremont McKenna College, and sits on the Board of Advisors for the UC Irvine Marketing Extension program.

Mr. Mains joined the Company in November 2009 and has been the Chief Strategy Officer since January 2014. Previously, Mr. Mains has held various positions (Senior Vice President of Products, Solution Engineering, Support, and Program Management) where he focused on innovation and transformation. Prior to joining Smith Micro, Mr. Mains held executive/management positions at Openwave Systems, EMC Corporation, IBM Management Consulting, and several management positions in the Aerospace Industry. He earned his B.S. in Mechanical Engineering at the Pennsylvania State University and M.S. in Interactive Technology and Psychology (AI focus) at the University of Southern California with additional course work at the Wharton School of Business.

Mr. Shebek joined the Company in December 2010 as the Vice President of Operations where he led the Enterprise Mobility Product platform. Mr. Shebek currently is responsible for Information Technology throughout the Company as well as overseeing the Pittsburgh facility. Prior to joining Smith Micro, he was Vice President of Operations for Tollgrade Communications. He also served as Vice President of Supply & Logistics for Ericsson, Inc. and worked for Marconi as Vice President of Supply Chain and served as its Vice President of North American Operations. He joined Fore Systems in 1994, and previously held management positions with IBM. He holds a B.S. in Mechanical Engineering degree from Pennsylvania State University.

Mr. Sperling joined the Company in April 1989 and has been the Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has two patents and three patents pending for various telephony and Internet technologies. He holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.

Mr. Yasbek joined the Company in May 2008 as the Chief Accounting Officer and assumed the Vice President and Chief Financial Officer position in May 2014. Mr. Yasbek has held executive finance and information technology positions with REMEC, Paradigm Wireless Systems, Intellisys Group, Pacific Scientific Company, Symbol Technologies, and TRW. Prior to joining the Company, Mr. Yasbek was the Chief Financial Officer of Alphatec Spine. He holds a B.S. in Accounting and M.B.A from Loyola Marymount University, and is a Certified Public Accountant.

Officers are elected by, and serve at the discretion of, the Board of Directors.

For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which is hereby incorporated by reference.

The section titled “Corporate Governance” appearing in our Proxy Statement for our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner in 2014, with the exception of a Form 3 for one director that was filed late.

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

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2014 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

(in thousands, except per share amounts)	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
Equity compensation plan approved by shareholders (1)	2,134	$5.29	1,571
Equity compensation plan not approved by shareholders	—	—	—

Total	2,134	$5.29	1,571

(1)	The number of shares to be issued upon exercise includes options granted under both the 1995 Stock Option/Stock Issuance Plan and the 2005 Stock Option/Stock Issuance Plan. The number of shares remaining available for future issuance consists only of the 2005 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-1

(3) Exhibits

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to Certificate of Incorporation dated July 11, 2000.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Amendment to Certificate of Incorporation dated August 18, 2005.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

Exhibit No.	Title	Method of Filing

3.1.3	Certificate of Designations of Series A Junior Participating Preferred Stock dated April 25, 2012.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012.

3.1.4	Amendment to Certificate of Incorporation dated June 25, 2012.	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

3.3	Amendment to Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

4.2	Stockholder Rights Agreement, dated as of April 24, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2012.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	1995 Stock Option/Stock Issuance Plan as Amended and Restated through February 7, 2001.	Incorporated by reference to Appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2001.

10.3	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.5	Letter Agreement, dated June 13, 2005, by and between the Registrant and Andrew Schmidt.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.

10.6	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.7	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.

10.8	Agreement and Mutual General Release, by and between Andrew C. Schmidt and the Registrant.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014.

Exhibit No.	Title	Method of Filing

10.9	Agreement and Mutual General Release, by and between Christopher G. Lippincott and the Registrant.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014.

10.10	Agreement and Mutual General Release, by and between Daniel Rawlings and the Registrant.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2014.

10.11	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

10.12	Form of Registration Rights Agreement dated August 15, 2014.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

(c)	Financial Statement Schedule

The Financial Statement Schedule required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.
Date: February 27, 2015
By:/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)
Date: February 27, 2015
By:/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ Steven M. Yasbek Steven M. Yasbek	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ Andrew Arno Andrew Arno	Director	February 27, 2015

/s/ Thomas G. Campbell Thomas G. Campbell	Director	February 27, 2015

/s/ Steven Elfman Steven Elfman	Director	February 27, 2015

/s/ Samuel Gulko Samuel Gulko	Director	February 27, 2015

/s/ Gregory J. Szabo Gregory J. Szabo	Director	February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

February 27, 2015

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$10,165	$11,763
Short-term investments	2,880	3,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $602 (2014) and $617 (2013)	8,216	7,563
Income tax receivable	706	699
Inventories, net of reserves for excess and obsolete inventory of $151 (2014) and $301 (2013)	97	167
Prepaid expenses and other current assets	765	871
Deferred tax asset	—	152

Total current assets	22,829	24,293
Equipment and improvements, net	4,273	7,023
Other assets	214	222
Deferred tax asset	74	—

Total assets	$27,390	$31,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,521	$1,632
Accrued liabilities	5,752	7,734
Deferred revenue	1,498	464
Deferred tax liability	74	—

Total current liabilities	8,845	9,830
Non-current liabilities:
Deferred rent and other long term liabilities	3,643	3,383
Deferred tax liability	—	154

Total non-current liabilities	3,643	3,537
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 45,000,891 and 36,994,318 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	45	37
Additional paid-in capital	223,141	214,619
Accumulated comprehensive deficit	(208,284)	(196,485)

Total stockholders’ equity	14,902	18,171

Total liabilities and stockholders’ equity	$27,390	$31,538

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amount)

	Year ended December 31,
	2014	2013	2012
Revenues	$36,979	$42,675	$43,329
Cost of revenues	9,317	9,707	8,448

Gross profit	27,662	32,968	34,881
Operating expenses:
Selling and marketing	9,559	15,675	16,666
Research and development	14,192	21,305	24,767
General and administrative	13,218	18,216	20,211
Restructuring expenses	2,435	5,602	238

Total operating expenses	39,404	60,798	61,882

Operating loss	(11,742)	(27,830)	(27,001)
Non-operating income:
Change in fair value of contingent liability	—	—	1,210
Interest and other income (expense), net	(8)	30	94

Loss before provision for income taxes	(11,750)	(27,800)	(25,697)
Provision for income tax expense (benefit)	49	153	(234)

Net loss	(11,799)	(27,953)	(25,463)

Other comprehensive income (loss), before tax:
Unrealized holding gains on available-for-sale securities	—	7	33
Income tax expense related to items of other comprehensive income	—	—	6

Other comprehensive income, net of tax	—	7	27

Comprehensive loss	$(11,799)	$(27,946)	$(25,436)

Net loss per share:
Basic and diluted	$(0.29)	$(0.76)	$(0.71)

Weighted average shares outstanding:
Basic and diluted	40,649	36,982	35,849

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive income (deficit)	Total
	Shares	Amount
BALANCE, December 31, 2011	35,612	$36	$207,927	$(143,103)	$64,860
Exercise of common stock options	32	—	16	—	16
Non cash compensation recognized on stock options and ESPP	—	—	66	—	66
Restricted stock grants, net of cancellations	574	—	3,883	—	3,883
Cancellation of shares for payment of withholding tax	(23)	—	(40)	—	(40)
Employee stock purchase plan	53	—	66	—	66
Shares repurchased and cancelled	(375)	—	(753)	—	(753)
Comprehensive loss	—	—	—	(25,436)	(25,436)

BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662
Non cash compensation recognized on stock options and ESPP	—	—	168	—	168
Restricted stock grants, net of cancellations	1,179	1	3,364	—	3,365
Cancellation of shares for payment of withholding tax	(96)	—	(114)	—	(114)
Employee stock purchase plan	38	—	36	—	36
Comprehensive loss	—	—	—	(27,946)	(27,946)

BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171
Exercise of common stock options	4	—	6	—	6
Non cash compensation recognized on stock options and ESPP	—	—	157	—	157
Restricted stock grants, net of cancellations	1,421	1	3,494	—	3,495
Cancellation of shares for payment of withholding tax	(292)	—	(391)	—	(391)
Employee stock purchase plan	27	—	21	—	21
Issuance of common stock in a private placement	6,846	7	5,235		5,242
Comprehensive loss	—	—	—	(11,799)	(11,799)

BALANCE, December 31, 2014	45,000	$45	$223,141	$(208,284)	$14,902

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(11,799)	$(27,953)	$(25,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,931	4,006	4,430
Long-lived assets write-off due to restructuring	—	1,011	—
Change in fair value of contingent liability	—	—	(1,210)
Loss on disposal of fixed assets	—	—	163
Provision for adjustments to accounts receivable and doubtful accounts	347	730	1,045
Provision for excess and obsolete inventory	124	76	73
Non cash compensation related to stock options and restricted stock	3,652	3,533	3,949
Deferred income taxes	(2)	—	—
Change in operating accounts:
Accounts receivable	(1,000)	660	(1,473)
Income tax receivable	(7)	(18)	7,612
Inventories	(54)	(67)	60
Prepaid expenses and other assets	114	(9)	268
Accounts payable and accrued liabilities	(2,189)	2,429	(2,992)
Deferred revenue	1,034	(972)	733

Net cash used in operating activities	(6,849)	(16,574)	(12,805)

Investing activities:
Capital expenditures	(216)	(829)	(322)
Sales of short-term investments	198	10,257	25,196

Net cash provided by (used in) investing activities	(18)	9,428	24,874

Financing activities:
Cash received from issuance of common stock, net of offering costs	5,242	—	—
Cash received from stock sale for employee stock purchase plan	21	36	66
Cash received from exercise of stock options	6	—	16
Repurchase of common stock	—	—	(753)

Net cash provided by (used in) financing activities	5,269	36	(671)

Net increase (decrease) in cash and cash equivalents	(1,598)	(7,110)	11,398
Cash and cash equivalents, beginning of period	11,763	18,873	7,475

Cash and cash equivalents, end of period	$10,165	$11,763	$18,873

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$75	$165	$257

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

        The Company

Smith Micro provides software solutions to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure the best Quality of Experience for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent policy-on-device platform, along with premium voice, video and content monetization services, we create new opportunities to engage consumers and capitalize on the growth of connected devices. In addition to wireless and mobility software, Smith Micro develops and distributes personal, professional and educational productivity and graphics products and tools for consumers, artists, animators and designers worldwide.

Over the past three decades, the Company has developed deep expertise in embedded software for networked devices, policy-based management platforms, and highly-scalable mobile applications and hosted services. For organizations struggling to reduce costs and complexity in the fragmented, rapidly evolving mobile market, Smith Micro offers proven solutions that increase reliability and efficiency while accelerating delivery and value of mobile services to consumers.

The proliferation of mobile broadband technology continues to provide new opportunities for Smith Micro on a global scale. Smith Micro’s mission is to help our customers thrive in a connected world with software solutions that:

1. Simplify wireless connectivity to reduce costs and deliver “best-connected” experiences;

2. Optimize network and device resources for maximum performance, efficiency and flexibility;

3. Provide greater insight and control over the quality of service (“QoS”) delivered to users; and

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

        Foreign Currency Transactions

The Company has international operations resulting from acquisitions in prior years. The countries in which the Company has a subsidiary or branch office in are Serbia, the United Kingdom and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

        Significant Concentrations

For the year ended December 31, 2014, two customers, each accounting for over 10% of revenues, made up 79.2% of revenues and 87% of accounts receivable, and one service provider with more than 10% of purchases totaled 27% of accounts payable. For the year ended December 31, 2013, three customers, each accounting for over 10% of revenues, made up 77.5% of revenues and 83% of accounts receivable, and one service provider with more than 10% of purchases totaled 28% of accounts payable. For the year ended December 31, 2012, two customers, each accounting for over 10% of revenues, made up 61.2% of revenues and 78% of accounts receivable, and no service provider accounted for more than 10% of purchases.

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

        Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2014 and 2013, bank balances totaling approximately $9.9 million and $11.6 million, respectively, were uninsured.

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

        Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2014, our net inventory of $0.1 million consisted mostly of components. At December 31, 2013, our net inventory of $0.2 million consisted of $0.1 million of assembled products and $0.1 million of components.

        Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

        Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2014, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

        Deferred Rent and Other Long-Term Liabilities

The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents, lease incentives included in deferred rent, restructuring expenses, and sublease deposits.

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

On occasion, we enter into fixed fee arrangements, i.e. for trials, in which customer payments are tied to the achievement of specific milestones. Revenue for these contracts is recognized based on customer acceptance of certain milestones as they are achieved. We also enter hosting arrangements that sometimes include up-front, non-refundable set-up fees. Revenue is recognized for these fees over the term of the agreement.

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

Sales Incentives

For our Productivity & Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.5 million, $1.2 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million, $0.4 million, and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	($11,799)	($27,953)	($25,463)

Denominator:
Weighted average shares outstanding - basic	40,649	36,982	35,849
Potential common shares - options (treasury stock method)	—	—	—

Weighted average shares outstanding - diluted	40,649	36,982	35,849

Shares excluded (anti-dilutive)	150	2	174

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,511	2,150	1,453

Net loss per common share:
Basic	($0.29)	($0.76)	($0.71)

Diluted	($0.29)	($0.76)	($0.71)

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will be evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is not permitted. An entity will be able to use either of two adoption methods: (1) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within this Topic; or (2) retrospective with the cumulative effect of initially applying this Topic recognized at the date of initial application and providing certain additional disclosures as defined per this Topic. We will be evaluating the impact of this guidance on our consolidated financial statements.

2. Restructuring

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

The restructuring plan was implemented primarily during the three month period ending June 30, 2014 and resulted in a negative cash impact of approximately $0.4 million through December 31, 2014. Following is the activity in our restructuring liability account through the period ended December 31, 2014 (in thousands).

	December 31, 2013			December 31, 2014
	Balance	Provision, net	Usage	Balance
One-time employee termination benefits	$—	$1,697	$(1,697)	$—
Fixed asset write-offs, transition travel, other	—	104	(15)	89

Total	$—	$1,801	$(1,712)	$89

2013 Restructuring

On July 25, 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involved a realignment of organizational structures, facility consolidations/closures and headcount reductions of approximately 26% of the Company’s worldwide workforce. The restructuring plan was implemented primarily during the three month period ended September 30, 2013 and resulted in annualized savings of approximately $16.0 million.

The restructuring plan resulted in special charges totaling $5.6 million recorded in the year ended December 31, 2013. These charges were for lease/rental terminations of $3.3 million, severance costs for affected employees of $1.1 million, equipment and improvements write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million. All are cash expenditures except for the equipment and improvements write-offs. Approximately $1.1 million of cash expenditures were paid out in 2014, and the remaining cash expenditures will be paid in future years.

In the year ended December 31, 2014, we increased the reserve by $0.6 million due to changes in our assumptions on future sublease income on our lease terminations of $0.8 million, partially offset by adjustments to our one-time employee termination benefits.

Following is the activity in our restructuring liability for the year ended December 31, 2014 (in thousands):

	December 31, 2013 Balance	Provision-net	Usage	December 31, 2014 Balance
One-time employee termination benefits	$215	$(194)	$(21)	$—
Lease/rental terminations	3,115	817	(1,132)	2,800
Fixed asset write-offs, transition travel, other	38	15	(53)	0

Total	$3,368	$638	$(1,206)	$2,800

2012 Restructuring

We undertook a restructuring in the fiscal year 2012. Following is the activity in our restructuring liability account for the year ended December 31, 2014 (in thousands):

	December 31, 2013			December 31, 2014
	Balance	Provision, net	Usage	Balance
One-time employee termination benefits	$4	$(4)	$—	$—

Total	$4	$(4)	$—	$—

For all of these restructuring liabilities, those to be paid within 12 months are included in the accrued liabilities line item on the balance sheet and total $0.9 million. $2.0 million of restructuring is included in the deferred rent and other long-term liabilities line item on the balance sheet.

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

	December 31, 2014			December 31, 2013
	Amortized cost basis	Gross unrealized loss	Fair value	Amortized cost basis	Gross unrealized loss	Fair value
Corporate bonds and notes	$1,000	$(1)	$999	$919	$(1)	$918
Government securities/money market	1,881	—	1,881	2,160	—	2,160

Total	$2,881	$(1)	$2,880	$3,079	$(1)	$3,078

There were no realized gains (losses) recognized in interest and other income for the years ended December 31, 2014 and 2013. There was a de minimis amount of realized gains recognized for the year ended December 31 2012.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2014	2013
Computer hardware, software, and equipment	$16,143	$16,529
Leasehold improvements	5,170	5,317
Office furniture and fixtures	1,213	1,213

	22,526	23,059
Less accumulated depreciation and amortization	(18,253)	(16,036)

Equipment and improvements, net	$4,273	$7,023

Depreciation and amortization expense on equipment and improvements was $2.9 million, $4.0 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012 respectively.

The Company recorded an impairment charge related to our restructuring against certain equipment and improvements in the amount of $1.0 million for the year ended December 31, 2013. See Note 2 above, “Restructuring.”

Other Assets

These are office rent deposits.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Salaries and benefits	$2,779	$3,651
Restructuring	912	1,978
Pennsylvania grant liability	1,000	1,000
Royalties and revenue sharing	835	803
Income taxes	160	176
Marketing expenses, rebates and other	66	126

Total accrued liabilities	$5,752	$7,734

Deferred Rent and Other Long Term Liabilities

Deferred rent and other long term liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred rent	$1,643	$1,986
Restructuring - beyond one year	1,977	1,394
Sublease deposits	23	—
Deferred revenue - long term	—	3

Total deferred rent and other long term liabilities	$3,643	$3,383

4. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(11,867)	$(27,968)	$(25,269)
Foreign	117	168	(428)

Total income (loss) before provision for income taxes	$(11,750)	$(27,800)	$(25,697)

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$50
State	5	(19)	(440)
Foreign	44	172	156

Total current	49	153	(234)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision	$49	$153	$(234)

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the profit before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35%	35%	35%
State tax, net of federal benefit	(1)	4	3
Equity compensation	(7)	(3)	(2)
R&D tax credit	—	—	—
Other	—	2	(4)
Change in valuation allowance	(28)	(39)	(31)

	(1)%	(1)%	1%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred income tax assets
Net operating loss carry forwards	$44,754	$38,204
Credit carry forwards	3,708	3,708
Fixed Assets	1,466	1,498
Intangibles	23,029	26,287
Equity based compensation	279	301
Nondeductible accruals	2,382	2,485
Various reserves	149	162
Other	51	36
Valuation Allowance	(75,744)	(72,582)

Total deferred income taxes - net	74	99

Deferred income tax liabilities
Prepaid expenses	(74)	(101)

Total deferred income liabilities	(74)	(101)

Net deferred income tax assets (liabilities)	$—	$(2)

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $101.2 million and $110.4 million, respectively, at December 31, 2014, to reduce future cash payments for income taxes. Of the $101.2 million of NOL carryforwards at December 31, 2014, $0.5 million relates to the excess tax benefits from employee restricted stock. Equity will be increased by $0.5 million if and when such excess tax benefits are ultimately realized. These federal NOL carryforwards will expire from 2024 through 2034 and state NOL carryforwards will expire 2015 through 2034. The Company also had $0.5 million of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2014. These tax credits will begin to expire in 2027.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2014 and 2013, the Company had unrecognized tax benefits, including interest and penalties of approximately $0.6 million for both years.

The Company’s gross unrecognized tax benefits as of December 31, 2014 and 2013 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Beginning Balance	$592	$592
Increases for tax positions for current year	—	—
Increases/(Decreases) in tax positions for the prior year	—	—

Gross Unrecognized tax benefits, ending balance	$592	$592

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax liabilities against gross deferred tax assets); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2012. In addition, the Company is also in a loss for the year ending December 31, 2013 as well as the year ending December 31, 2014. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2014 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2014, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $75.7 million at December 31, 2014. During fiscal years 2014, 2013 and 2012, the valuation allowance on deferred tax assets increased by $3.2 million, $12.1 million and $7.2 million, respectively.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years 2014 and 2013, we recognized approximately $3,000 of interest and penalties each year. The cumulative interest and penalties at December 31, 2014 and 2013 were $44,000 and $41,000, respectively.

Unrecognized tax benefits of $0.2 million at December 31, 2014 would impact the effective tax rate. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 and 2013 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The Company closed their federal audit of 2011 loss carry back claim during the year with no impact to the financial statements. As of December 31, 2014, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

5. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,	Operating
2015	$2,188
2016	1,888
2017	1,536
2018	1,534
2019	1,508
Beyond	3,080

Total	$11,734

As of December 31, 2014, $5.6 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $3.0 million.

Total rent expense was $1.2 million, $2.4 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2014	2013	2012
Wireless	$31,276	$35,853	$37,154
Productivity & Graphics	5,703	6,822	6,175

Total revenues	36,979	42,675	43,329
Cost of revenues	9,317	9,707	8,448

Gross profit	$27,662	$32,968	$34,881

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Year Ended December 31,
	2014	2013	2012
Wireless:
Sprint (& affiliates)	68.0%	53.1%	40.7%
Verizon Wireless (& affiliates)	7.8%	13.0%	20.5%

Productivity & Graphics:
FastSpring	11.2%	11.4%	—

The customers listed above comprised 87%, 83% and 78% of our accounts receivable as of December 31, 2014, 2013 and 2012, respectively. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2014, 2013 and 2012, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Americas	$35,689	$38,532	$37,724
Asia Pacific	326	928	2,871
EMEA	964	3,215	2,734

Total revenues	$36,979	$42,675	$43,329

The Company does not separately allocate specific assets to these geographic locations.

7. Profit Sharing

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2014, 2013 and 2012, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value of stock options	$0.57	$0.63	$0.80

Assumptions
Risk-free interest rate (weighted average)	1.2%	0.6%	0.5%
Expected dividend yield	—	—	—
Weighted average expected life (years)	4	4	4
Volatility (weighted average)	82.9%	68.1%	80.0%
Forfeiture rate	25.5%	11.4%	13.7%

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

Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2014, a total of 50,000 shares of restricted stock, with a total value of $0.1 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.6 million shares of restricted stock, with a total value of $2.8 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

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

	(Ending)
Offering Period Ended	March 31,	September 30,	March 31,	September 30,	March 31,
	2015	2014	2014	2013	2013
Shares purchased for offering period		13,619	13,734	19,490	18,594
Fair value per share	$0.43	$0.83	$0.30	$0.44	$0.65

Assumptions
Risk-free interest rate (average)	0.40%	0.80%	0.40%	0.11%	0.14%
Expected dividend yield	—	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5	0.5
Volatility (average)	109.0%	74.0%	44.0%	45.0%	74.0%

Compensation Costs

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$13	$20	$13
Selling and marketing	270	766	865
Research and development	659	809	765
General and administrative	1,437	1,938	2,306
Restructuring expense	1,273	—	—

Total non-cash stock compensation expense	$3,652	$3,533	$3,949

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2005 Plan as of December 31, 2014 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2011	2,167	$11.03	$—

(2,167 options exercisable at a weighted average exercise price of $11.03)
Granted (weighted average fair value of $0.80)	826	$1.39
Exercised	(32)	$0.50
Cancelled	(686)	$12.37

Outstanding as of December 31, 2012	2,275	$7.02	$—

(1,474 options exercisable at a weighted average exercise price of $10.09)
Granted (weighted average fair value of $0.63)	120	$1.31
Exercised	—	$—
Cancelled	(225)	$6.52

Outstanding as of December 31, 2013	2,170	$6.76	$—

(1,573 options exercisable at a weighted average exercise price of $8.81)
Granted (weighted average fair value of $0.57)	633	$0.95
Exercised	(4)	$1.38
Cancelled	(665)	$5.98

Outstanding as of December 31, 2014	2,134	$5.29	$—

Exercisable as of December 31, 2014	1,291	$8.04	$—

Vested and expected to vest at December 31, 2014	1,963	$5.66	$—

During the year ended December 31, 2014, options to acquire 4,000 shares were exercised resulting in cash proceeds to the Company of $6,000. The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $0.57. As of December 31, 2014, there is $3.3 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plan. At December 31, 2014, there were 1.6 million shares available for future grants under the 2005 Stock Issuance / Stock Option Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2014, and the activity during years ended therein, are as follows (in thousands):

	Number	Weighted average
	of shares	grant date fair value
Unvested at December 31, 2011	1,355	$3.21

Granted	995	$2.64
Vested	(611)	$6.42
Cancelled and forfeited	(420)	$8.73

Unvested at December 31, 2012	1,319	$4.60

Granted	1,495	$1.70
Vested	(752)	$4.43
Cancelled and forfeited	(316)	$3.00

Unvested at December 31, 2013	1,746	$2.48

Granted	1,625	$1.79
Vested	(1,442)	$2.48
Cancelled and forfeited	(204)	$1.79

Unvested at December 31, 2014	1,725	$1.91

9. Equity Transactions

On August 15, 2014, the Company entered into a common stock purchase agreement with a number of accredited investors (“Investors”) in a private placement pursuant to which the Company issued and sold to the Investors 6,845,830 shares of its common stock at a price per share of $0.816. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses. Offering costs related to the transaction totaled $0.4 million, comprised of $0.2 million of commissions and $0.2 million of legal and other expenses, resulting in net proceeds of $5.2 million. The Company filed a registration statement with the SEC providing for the resale of the shares of Common Stock issued pursuant to the Purchase Agreement. The registration statement became effective on September 25, 2014.

10. Stock Repurchase Program

In November 2011, the Company announced that its Board of Directors had approved a program authorizing the repurchase of up to five million shares of the Company’s common stock over a period of up to two years. The Company repurchased 375,000 shares at a cost of $0.8 million during fiscal year 2012. The Company did not repurchase any shares in fiscal year 2013. The program ended on November 1, 2013.

11. Subsequent Events

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

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2014 and 2013 are as follows (in thousands, except per share data):

	Year ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$8,449	$8,528	$9,448	$10,544
Gross profit	$6,029	$6,077	$7,247	$8,309
Operating income (loss)	$(5,134)	$(5,681)	$(1,144)	$217
Net income (loss)	$(5,167)	$(5,695)	$(1,142)	$205
Net (loss) per share, basic (1)	$(0.14)	$(0.15)	$(0.03)	$0.00
Weighted average shares outstanding, basic	37,714	38,518	41,225	45,053
Net (loss) per share, diluted (1)	$(0.14)	$(0.15)	$(0.03)	$0.00
Weighted average shares outstanding, diluted	37,714	38,518	41,225	45,053

	Year ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$11,602	$10,484	$8,746	$11,843
Gross profit	$9,158	$8,083	$6,254	$9,473
Operating (loss)	$(6,101)	$(7,248)	$(12,980)	$(1,501)
Net (loss)	$(6,158)	$(7,244)	$(13,049)	$(1,502)
Net (loss) per share, basic (1)	$(0.17)	$(0.19)	$(0.35)	$(0.04)
Weighted average shares outstanding, basic	36,614	37,247	37,036	37,027
Net (loss) per share, diluted (1)	$(0.17)	$(0.19)	$(0.35)	$(0.04)
Weighted average shares outstanding, diluted	36,614	37,247	37,036	37,027

(1)	Basic and diluted net (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2014

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for accounts receivable (1):
2014	$617	$347	$(362)	$602
2013	482	730	(595)	617
2012	1,382	1,045	(1,945)	482

Allowance for excess and obsolete inventory:
2014	$301	$124	$(274)	$151
2013	352	76	(127)	301
2012	417	73	(138)	352

(1)	Allowances are for retail return reserves, marketing development funds and doubtful accounts.

S-1