Form 10-Q
period 2015-03-31
SMITH MICRO SOFTWARE INC
filed 2015-05-01
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No   ☒

As of April 17, 2015 there were 46,290,276 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March  31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,977	$10,165
Short-term investments	3,800	2,880
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $450 (2015) and $602 (2014)	7,598	8,216
Income tax receivable	33	706
Inventories, net of reserves for excess and obsolete inventory of $156 (2015) and $151 (2014)	87	97
Prepaid expenses and other current assets	696	765

Total current assets	22,191	22,829
Equipment and improvements, net	3,799	4,273
Other assets	221	214
Deferred tax asset	74	74

Total assets	$26,285	$27,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,660	$1,521
Accrued liabilities	5,129	5,752
Deferred revenue	331	1,498
Deferred tax liability	74	74

Total current liabilities	7,194	8,845
Non-current liabilities:
Deferred rent and other long-term liabilities	3,766	3,643

Total non-current liabilities	3,766	3,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 46,190,276 and 45,000,891 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	46	45
Additional paid-in capital	223,572	223,141
Accumulated comprehensive deficit	(208,293)	(208,284)

Total stockholders’ equity	15,325	14,902

Total liabilities and stockholders’ equity	$26,285	$27,390

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$10,529	$8,449
Cost of revenues	2,118	2,420

Gross profit	8,411	6,029
Operating expenses:
Selling and marketing	2,191	3,036
Research and development	3,341	4,249
General and administrative	2,877	3,878

Total operating expenses	8,409	11,163

Operating income (loss)	2	(5,134)
Interest and other income (expense), net	(1)	—

Income (loss) before provision for income taxes	1	(5,134)
Provision for income tax expense	11	33

Net loss	(10)	(5,167)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	1	—
Income tax expense related to items of other comprehensive income	—	—

Other comprehensive income, net of tax	1	—

Comprehensive loss	$(9)	$(5,167)

Net loss per share:
Basic and diluted	$(0.00)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	45,501	37,714

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2014	45,000	$45	$223,141	$(208,284)	$14,902

Exercise of common stock options	9	—	9	—	9
Non-cash compensation recognized on stock options and ESPP	—	—	44	—	44
Restricted stock grants, net of cancellations	1,275	1	531	—	532
Cancellation of shares for payment of withholding tax	(105)	—	(161)	—	(161)
Employee stock purchase plan (ESPP)	11	—	8	—	8
Comprehensive loss	—	—	—	(9)	(9)

BALANCE, March 31, 2015 (unaudited)	46,190	$46	$223,572	$(208,293)	$15,325

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(10)	$(5,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	872
Provision for doubtful accounts and other adjustments to accounts receivable	12	72
Provision for excess and obsolete inventory	5	22
Non-cash compensation related to stock options, ESPP and restricted stock	576	717
Change in operating accounts:
Accounts receivable	606	449
Income tax receivable	673	—
Inventories	5	(22)
Prepaid expenses and other assets	62	136
Accounts payable and accrued liabilities	(522)	(414)
Deferred revenue	(1,167)	(263)

Net cash provided by (used in) operating activities	735	(3,598)

Investing activities:
Capital expenditures	(21)	(15)
Sales (purchases) of short-term investments	(919)	453

Net cash provided by (used in) investing activities	(940)	438

Financing activities:
Cash received from stock sale for employee stock purchase plan	8	11
Cash received from exercise of stock options	9	6

Net cash provided by financing activities	17	17

Net decrease in cash and cash equivalents	(188)	(3,143)
Cash and cash equivalents, beginning of period	10,165	11,763

Cash and cash equivalents, end of period	$9,977	$8,620

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6	$15

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1. The Company

Smith Micro Software, Inc. (“we,” “us,” “our,” “Smith Micro,” or the “Company”) provides software solutions to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure the best Quality of Experience for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent policy-on-device platform, along with premium voice, video and content monetization services, we create new opportunities to engage consumers and capitalize on the growth of connected devices. In addition to wireless and mobility software, Smith Micro develops and distributes personal, professional and educational productivity and graphics products and tools for consumers, artists, animators and designers worldwide.

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2015, and the related statements of comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

3. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(10)	$(5,167)

Denominator:
Weighted average shares outstanding - basic	45,501	37,714
Potential common shares - options (treasury stock method)	—	—

Weighted average shares outstanding - diluted	45,501	37,714

Shares excluded (anti-dilutive)	229	186

Shares excluded due to an exercise price greater than weighted average stock price for the period	976	1,340

Net loss per common share:
Basic	($0.00)	($0.14)

Diluted	($0.00)	($0.14)

5. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2015, the Company granted 1.3 million shares of restricted stock with a weighted average grant date fair value of $1.52 per share. This cost will be amortized ratably over a period of 12 to 48 months.

As of March 31, 2015, there were 1.2 million shares available for future grants under the 2005 Stock Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2015 and resulted in 11,000 shares being purchased/granted at a fair value of $0.43 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cost of revenues	$3	$5
Selling and marketing	75	76
Research and development	169	169
General and administrative	329	467

Total non-cash stock compensation expense	$576	$717

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $32,000 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

7. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2015 and December 31, 2014, bank balances totaling approximately $9.7 million and $9.9 million, respectively, were uninsured.

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

	March 31, 2015			December 31, 2014
	Amortized	Gross unrealized		Amortized	Gross unrealized
	cost basis	gain(loss)	Fair value	cost basis	gain(loss)	Fair value
Corporate notes, bonds and paper	$—	$—	$—	$1,000	$(1)	$999
Government securities/money market	3,800	—	3,800	1,881	—	1,881

Total	$3,800	$—	$3,800	$2,881	$(1)	$2,880

There were no realized gains or losses for the three months ended March 31, 2015 and 2014.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Wireless	$9,219	$6,855
Productivity & Graphics	1,310	1,594

Total revenues	$10,529	$8,449

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2015	2014
Wireless:
Sprint (& affiliates)	64.7%	64.2%
Comcast	10.8%	—
Productivity & Graphics:
FastSpring	9.5%	12.6%

The three customers listed above comprised 90% our accounts receivable as of March 31, 2015 and 2014.

Geographical Information

During the three months ended March 31, 2015 and 2014, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Americas	$10,312	$8,183
EMEA	52	120
Asia Pacific	165	146

Total Revenues	$10,529	$8,449

The Company does not separately allocate specific assets to these geographic locations.

12. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2015 are as follows (in thousands):

Year Ending December 31,	Operating
2015-9 months remaining	$1,614
2016	1,888
2017	1,536
2018	1,534
2019	1,508
2020	1,519
Beyond	1,562

Total	$11,161

As of March 31, 2015, $5.4 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.8 million.

Rent expense under operating leases was $0.3 million for both the three months ended March 31, 2015 and 2014.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten year lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received an extension of time to meet this employment commitment. The new deadline was February 28, 2015. We have requested another extension. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received.

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

After a review of the four sources of taxable income as of December 31, 2014 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2014, the Company will continue to reserve it’s U.S.-based deferred tax amounts, which total $75.7 million, as of March 31, 2015.

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

14. Restructuring Expenses

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

Following is the activity in our restructuring liability account for the period ended March 31, 2015 (in thousands):

	December 31, 2014			March 31, 2015
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	2,800	(13)	(337)	2,450
Relocation, move, transition travel, other	89	13	(13)	89

Total	$2,889	$—	$(350)	$2,539

15. Subsequent Events

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	the risk of being delisted from the NASDAQ Global Select Market if we fail to meet any of the listing requirements;

•	changes in demand for our products from our key customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to establish and maintain strategic relationships with our customers;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2015	2014
Wireless:
Sprint (& affiliates)	64.7%	64.2%
Comcast	10.8%	—
Productivity & Graphics:
FastSpring	9.5%	12.6%

The three customers listed above comprised 90% our accounts receivable as of March 31, 2015 and 2014.

Results of Operations

The table below sets forth certain statements of comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2015 and 2014. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	20.1	28.6

Gross profit	79.9	71.4
Operating expenses:
Selling and marketing	20.8	36.0
Research and development	31.8	50.3
General and administrative	27.3	45.9

Total operating expenses	79.9	132.2

Operating income (loss)	0.0	(60.8)
Interest and other income, net	—	—

Income (loss) before provision for income taxes	0.0	(60.8)
Provision for income tax expense	0.1	0.4

Net loss	(0.1)%	(61.2)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise® and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Wireless	$9,219	$6,855
Productivity & Graphics	1,310	1,594

Total revenues	10,529	8,449

Cost of revenues	2,118	2,420

Gross profit	$8,411	$6,029

Cost of revenues. Cost of revenues consists of direct product and assembly, maintenance, data center, royalties and technical support expenses.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues. Revenues were $10.5 million and $8.4 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $2.1 million, or 24.6%. Wireless revenues increased $2.4 million, or 34.5%, primarily due to increases in our NetWise product line of $1.9 million primarily due to Comcast $1.1 million, Sprint $0.6 million, and other carriers $0.2 million. CommSuite increased $0.6 million primarily due to increases at Sprint. These increases were partially offset by decreases in our legacy connection manager products of $0.1 million. Productivity & Graphics revenues decreased $0.3 million, or 17.8%, primarily due to no new releases this year compared to last year. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $2.1 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. Increases in maintenance costs of $0.2 million were more than offset by restructuring cost savings of $0.5 million.

Gross profit. Gross profit was $8.4 million, or 79.9% of revenues for the three months ended March 31, 2015, an increase of $2.4 million, or 39.5%, from $6.0 million, or 71.4% of revenues for the three months ended March 31, 2014. The 8.5 percentage point increase was primarily due to the increased revenues, product mix, and restructuring cost reductions.

Selling and marketing. Selling and marketing expenses were $2.2 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $0.8 million, or 27.8%. This decrease was primarily due to lower headcount of $0.7 million due to our restructuring and $0.1 million of lower consulting, purchased services, and other expenses. Stock-based compensation remained flat at $0.1 million for both three months ended March 31, 2015 and 2014.

Research and development. Research and development expenses were $3.3 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $0.9 million, or 21.4%. This decrease was primarily due to lower headcount due to our restructuring. Stock-based compensation remained flat at $0.2 million both three months ended March 31, 2015 and 2014.

General and administrative. General and administrative expenses were $2.9 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $1.0 million, or 25.8%. This decrease was primarily due to lower headcount of $0.3 million and lower space and occupancy costs of $0.2 million due to our restructuring, and lower depreciation of $0.3 million. Stock-based compensation was $0.3 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.2 million.

Interest and other income (expense), net. Interest and other income (expense), net was de minimis for both three months ended March 31, 2015 and 2014.

Provision for income tax expense. We recorded a de minimis amount of income tax expense for both three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

At March 31, 2015, we had $13.8 million in cash and cash equivalents and short-term investments and $15.0 million of working capital.

Based on the Company’s current financial revenue and profit projections, our reduced cost structure as a result of our 2014 restructuring, and the proceeds from the sale of our common stock in a private placement in 2014, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

•	undertake additional restructuring to lower costs to bring them in line with actual revenues;

•	raise additional funds to support the Company’s operations. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•	review strategic alternatives for one or more of our product lines.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Operating activities

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2015. We received $0.7 million from a state income tax refund, $0.6 million from accounts receivable, and non-cash expenses including stock-based compensation of $0.6 million and depreciation and amortization of $0.5 million. This was partially offset by decreases in deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $0.5 million.

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

Investing activities

During the three months ended March 31, 2015, we had purchases of short-term investments of $0.9 million.

During the three months ended March 31, 2014, we had sales of short-term investments of $0.4 million.

Financing activities

During the three months ended March 31, 2015 and 2014, we received a de minimis amount from the stock sale for our employee stock purchase plan and the exercise of stock options.

Contractual obligations and commercial commitments

As of March 31, 2015, we had no debt. The following table summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$11,161	$2,155	$3,256	$3,047	$2,703
Purchase Obligations	1,975	1,975	—	—	—

Total	$13,136	$4,130	$3,256	$3,047	$2,703

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

In February 2015, we signed an addendum to sublease approximately 19,965 square feet of our Pittsburgh, Pennsylvania facility for a term that expires on December 31, 2021 which is concurrent with our current lease.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of March 31, 2015.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At March 31, 2015, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For both the three months ended March 31, 2015 and 2014, our revenues denominated in foreign currencies were de minimis. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 27, 2015 (the “Form 10-K”). The risks set forth in our Form 10-K are not the only ones that we face. Additional risks that are not known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed and the trading price of our common stock could decline. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015
February 1-28, 2015
March 1-31, 2015	105,086	(a)	$1.54

Total	105,086		$1.54

The above table includes:

(a)        Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 105,086 shares during the periods set forth in the table.

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

SMITH MICRO SOFTWARE, INC.

May 1, 2015	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2015	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial Officer)