Form 10-Q
period 2015-06-30
SMITH MICRO SOFTWARE INC
filed 2015-07-29
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐    No   ☒

As of July 24, 2015 there were 46,200,940 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2015	December 31, 2014
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$7,174	$10,165
Short-term investments	4,321	2,880
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $140 (2015) and $602 (2014)	8,597	8,216
Income tax receivable	42	706
Inventories, net of reserves for excess and obsolete inventory of $182 (2015) and $151 (2014)	66	97
Prepaid expenses and other current assets	1,079	765

Total current assets	21,279	22,829
Equipment and improvements, net	3,366	4,273
Other assets	195	214
Deferred tax asset	74	74

Total assets	$24,914	$27,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,536	$1,521
Accrued liabilities	5,063	5,752
Deferred revenue	113	1,498
Deferred tax liability	74	74

Total current liabilities	6,786	8,845
Non-current liabilities:
Deferred rent and other long-term liabilities	3,626	3,643

Total non-current liabilities	3,626	3,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 46,200,940 and 45,000,891 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	46	45
Additional paid-in capital	223,980	223,141
Accumulated comprehensive deficit	(209,524)	(208,284)

Total stockholders’ equity	14,502	14,902

Total liabilities and stockholders’ equity	$24,914	$27,390

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$9,386	$8,528	$19,915	$16,977
Cost of revenues	2,071	2,451	4,189	4,871

Gross profit	7,315	6,077	15,726	12,106
Operating expenses:
Selling and marketing	2,228	2,296	4,419	5,332
Research and development	3,447	3,609	6,788	7,858
General and administrative	2,865	3,418	5,742	7,296
Restructuring expense	—	2,435	—	2,435

Total operating expenses	8,540	11,758	16,949	22,921

Operating loss	(1,225)	(5,681)	(1,223)	(10,815)
Interest and other income (expense), net	—	(2)	(1)	(2)

Loss before provision for income taxes	(1,225)	(5,683)	(1,224)	(10,817)
Provision for income tax expense	6	12	17	45

Net loss	(1,231)	(5,695)	(1,241)	(10,862)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	1	1	1
Income tax expense related to items of other comprehensive income	—	—	—	—

Other comprehensive income, net of tax	—	1	1	1

Comprehensive loss	$(1,231)	$(5,694)	$(1,240)	$(10,861)

Net loss per share:
Basic and diluted	$(0.03)	$(0.15)	$(0.03)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	46,257	38,518	45,881	38,118

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit	Total
	Shares	Amount
BALANCE, December 31, 2014	45,000	$45	$223,141	$(208,284)	$14,902

Exercise of common stock options	9	—	10	—	10
Non cash compensation recognized on stock options and ESPP	—	—	90	—	90
Restricted stock grants, net of cancellations	1,375	1	1,008	—	1,009
Cancellation of shares for payment of withholding tax	(194)	—	(277)	—	(277)
Employee stock purchase plan (ESPP)	11	—	8	—	8
Comprehensive loss	—	—	—	(1,240)	(1,240)

BALANCE, June 30, 2015 (unaudited)	46,201	$46	$223,980	$(209,524)	$14,502

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(1,241)	$(10,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	970	1,676
Provision for doubtful accounts and other adjustments to accounts receivable	(291)	369
Provision for excess and obsolete inventory	31	34
Non-cash compensation related to stock options, ESPP and restricted stock	1,099	2,563
Change in operating accounts:
Accounts receivable	(90)	(195)
Income tax receivable	664	(3)
Inventories	—	(36)
Prepaid expenses and other assets	(295)	(550)
Accounts payable and accrued liabilities	(968)	(1,193)
Deferred revenue	(1,385)	(345)

Net cash used in operating activities	(1,506)	(8,542)

Investing activities:
Capital expenditures	(63)	(61)
Sales (purchases) of short-term investments	(1,440)	1,859

Net cash (used in) provided by investing activities	(1,503)	1,798

Financing activities:
Cash received from stock sale under employee stock purchase plan	8	11
Cash received from exercise of stock options	10	6

Net cash provided by financing activities	18	17

Net decrease in cash and cash equivalents	(2,991)	(6,727)
Cash and cash equivalents, beginning of period	10,165	11,763

Cash and cash equivalents, end of period	$7,174	$5,036

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12	$42

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2015, and the related statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2015 and 2014 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(1,231)	$(5,695)	$(1,241)	$(10,862)

Denominator:
Weighted average shares outstanding - basic	46,257	38,518	45,881	38,118
Potential common shares - options (treasury stock method)	—	—	—	—

Weighted average shares outstanding - diluted	46,257	38,518	45,881	38,118

Shares excluded (anti-dilutive)	134	11	164	86

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,534	2,090	1,489	1,347

Net loss per common share:
Basic	($0.03)	($0.15)	($0.03)	($0.28)

Diluted	($0.03)	($0.15)	($0.03)	($0.28)

5. Stock-Based Compensation

Stock Plans

During the six months ended June 30, 2015, the Company granted options to purchase 65,000 shares of common stock and 1.4 million shares of restricted stock, with a total value of $2.1 million. This cost will be amortized ratably over a period of 12 to 48 months.

As of June 30, 2015, there were 8.5 million shares available for future grants under the new 2015 Omnibus Equity Incentive Plan which was approved by the shareholders on June 18, 2015.

The new plan replaced the 2005 Stock Option / Stock Issuance Plan, which was terminated the same date. All outstanding options under the 2005 Plan will remain outstanding, but no further grants will be made under that Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2015 and resulted in 11,000 shares being purchased/granted at a fair value of $0.43 per share. The next six-month offering period began on April 1, 2015 and will end on September 30, 2015. These shares will have a fair value of $0.60 per share.

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

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of revenues	$3	$3	$6	$8
Selling and marketing	83	62	158	138
Research and development	151	162	320	331
General and administrative	286	346	615	813
Restructuring expense	—	1,273	—	1,273

Total non-cash stock compensation expense	$523	$1,846	$1,099	$2,563

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock in the amount of $22,000 and $37,000 for the three month periods ended June 30, 2015 and 2014, respectively. The cash payments of income taxes related to grants of restricted stock totaled $54,000 and $118,000 for the six month periods ended June 30, 2015 and 2014, respectively.

6. Fair Value of Financial Instruments

The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

The carrying value of accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

7. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of June 30, 2015 and December 31, 2014, bank balances totaling approximately $6.9 million and $9.9 million, respectively, were uninsured.

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

	June 30, 2015			December 31, 2014
	Amortized cost basis	Gross unrealized gain (loss)	Fair value	Amortized cost basis	Gross unrealized gain (loss)	Fair value
Corporate notes, bonds and paper	$—	$—	$—	$1,000	$(1)	$999
Government securities/money market	4,320	1	4,321	1,881	—	1,881

Total	$4,320	$1	$4,321	$2,881	$(1)	$2,880

Realized gains were zero for both three and six months ended June 30, 2015 and 2014.

9. Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable in the accompanying consolidated balance sheets. Product returns are estimated based on historical experience and management estimations.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Wireless	$7,887	$6,995	$17,106	$13,850
Productivity & Graphics	1,499	1,533	2,809	3,127

Total revenues	$9,386	$8,528	$19,915	$16,977

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Wireless:
Sprint (& affiliates)	65.2%	70.5%	64.9%	67.3%

Productivity & Graphics:
FastSpring	10.4%	12.8%	9.9%	12.7%

The two customers listed above comprised 85% and 88% of our accounts receivable at June 30, 2015 and 2014, respectively.

Geographical Information

During the three and six months ended June 30, 2015 and 2014, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Americas	$9,253	$8,405	$19,565	$16,588
EMEA	73	58	125	178
Asia Pacific	60	65	225	211

Total revenues	$9,386	$8,528	$19,915	$16,977

The Company does not separately allocate specific assets to these geographic locations.

12. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2015 are as follows (in thousands):

Year Ending December 31,	Operating
2015-6 months remaining	$1,078
2016	1,888
2017	1,536
2018	1,534
2019	1,508
2020	1,519
Beyond	1,561

Total	$10,624

As of June 30, 2015, $5.2 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.8 million.

Rent expense under operating leases was $0.3 million and $0.4 million for the three month ended June 30, 2015 and 2014, respectively. Rent expense under operating leases was $0.6 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten year lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received two extensions of time to meet this employment commitment. The new deadline is April 30, 2016. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received.

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

After a review of the four sources of taxable income as of December 31, 2014 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2014, the Company will continue to reserve it’s U.S.-based deferred tax amounts, which total $75.7 million, as of June 30, 2015.

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

Following is the activity in our restructuring liability account for the period ended June 30, 2015 (in thousands):

	December 31, 2014 Balance	Provision-net	Usage	June 30, 2015 Balance
Lease/rental terminations	2,800	(13)	(501)	2,286
Relocation, move, transition travel, other	89	13	(13)	89

Total	$2,889	$—	$(514)	$2,375

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Wireless:
Sprint (& affiliates)	65.2%	70.5%	64.9%	67.3%

Productivity & Graphics:
FastSpring	10.4%	12.8%	9.9%	12.7%

The two customers listed above comprised 85% and 88% of our accounts receivable at June 30, 2015 and 2014, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2015 and 2014. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22.1	28.7	21.0	28.7

Gross profit	77.9	71.3	79.0	71.3
Operating expenses:
Selling and marketing	23.8	26.9	22.2	31.4
Research and development	36.7	42.3	34.1	46.3
General and administrative	30.5	40.1	28.8	43.0
Restructuring expense	—	28.6	—	14.3

Total operating expenses	91.0	137.9	85.1	135.0

Operating loss	(13.1)	(66.6)	(6.1)	(63.7)
Interest and other income, net	—	—	—	—

Loss before provision for income taxes	(13.1)	(66.6)	(6.1)	(63.7)
Provision for income tax expense	—	0.2	0.1	0.3

Net loss	(13.1)%	(66.8)%	(6.2)%	(64.0)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise® and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Wireless	$7,887	$6,995	$17,106	$13,850
Productivity & Graphics	1,499	1,533	2,809	3,127

Total revenues	9,386	8,528	19,915	16,977

Cost of revenues	2,071	2,451	4,189	4,871

Gross profit	$7,315	$6,077	$15,726	$12,106

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues. Revenues were $9.4 million and $8.5 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $0.9 million, or 10.1%. Wireless revenues of $7.9 million increased $0.9 million, or 12.8%, primarily due to increases in NetWise of $0.8 million, CommSuite $0.4M, and Enterprise $0.2 million, partially offset by a non-recurring customer adjustment of $0.5 million. Productivity & Graphics revenues of $1.5 million was essentially flat with the same quarter last year. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues were $2.1 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $0.3 million, or 15.5%. This decrease was primarily due to lower third party royalty costs due to the product mix and cost savings as a result of our 2014 restructuring.

Gross profit. Gross profit was $7.3 million, or 77.9% of revenues for the three months ended June 30, 2015, an increase of $1.2 million, or 20.4%, from $6.1 million, or 71.3% of revenues for the three months ended June 30, 2014. The 6.6 percentage point increase was primarily due to increased revenues and the cost decreases described above.

Selling and marketing. Selling and marketing expenses were $2.2 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $0.1 million, or 3.0%. This decrease was primarily due to headcount reductions resulting from our 2014 restructuring. Stock-based compensation remained flat at $0.1 million for the three months ended June 30, 2015 and 2014.

Research and development. Research and development expenses were $3.4 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $0.2 million, or 4.5%. This decrease was primarily due to headcount reductions resulting from our 2014 restructuring. Stock-based compensation remained flat at $0.1 million for the three months ended June 30, 2015 and 2014.

General and administrative. General and administrative expenses were $2.9 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $0.5 million, or 16.2%. This decrease was primarily due to lower depreciation of $0.2 million, space and occupancy costs of $0.1 million and other cost reductions of $0.1 million. Stock-based compensation decreased from $0.4 million to $0.3 million, or $0.1 million.

Restructuring expense. There was no restructuring expense in the three months ended June 30, 2015. Restructuring expense was $2.4 million for the three months ended June 30, 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses.

Interest and other income, net. Interest and other income was de minimis for both of the three months ended June 30, 2015 and 2014.

Provision for income tax expense. We recorded income tax expense of $6,000 and $12,000 for the three months ended June 30, 2015 and 2014, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues. Revenues were $19.9 million and $17.0 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $2.9 million, or 17.3%. Wireless revenues increased $3.2 million, or 23.5%, primarily due to increases in our NetWise product family due to new business at Comcast and increases at Sprint of $2.8 million and CommSuite $1.0 million, partially offset by a non-recurring customer adjustment of $0.5 million and a decrease in our legacy connection manager business of $0.1 million. Productivity & Graphics revenues decreased $0.3 million, or 10.2%, primarily due to a planned reduction of our low margin retail channel. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $4.2 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $0.7 million, or 14.0%. This decrease was primarily due to lower third party royalty costs due to the product mix and cost savings as a result of our 2014 restructuring.

Gross profit. Gross profit was $15.7 million, or 79.0% of revenues for the six months ended June 30, 2015, an increase of $3.6 million, or 29.9%, from $12.1 million, or 71.3% of revenues for the six months ended June 30, 2014. The 7.7 percentage point increase was primarily due to increased revenues and the 2014 restructuring cost reductions.

Selling and marketing. Selling and marketing expenses were $4.4 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $0.9 million, or 17.1%. This decrease was primarily due to headcount reductions resulting from our 2014 restructuring of $0.7 million and other cost reductions of $0.2 million. Stock-based compensation remained flat at $0.1 million for the six months ended June 30, 2015 and 2014.

Research and development. Research and development expenses were $6.8 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $1.0 million, or 13.6%. This decrease was primarily due to headcount reductions resulting from our 2014 restructuring. Stock-based compensation decreased from $0.4 million to $0.3 million, or $0.1 million.

General and administrative. General and administrative expenses were $5.7 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $1.6 million, or 21.3%. This decrease was primarily due to lower depreciation of $0.5 million, headcount reductions resulting from our 2014 restructuring of $0.4 million, space and occupancy costs of $0.3 million and other cost reductions of $0.1 million. Stock-based compensation decreased from $0.9 million to $0.6 million, or $0.3 million.

Restructuring expense. There was no restructuring expense in the six months ended June 30, 2015. Restructuring expense was $2.4 million for the six months ended June 30, 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses.

Interest and other income, net. Interest and other income was de minimis for both of the six months ended June 30, 2015 and 2014.

Provision for income tax expense. We recorded income tax expense of $17,000 and $45,000 for the six months ended June 30, 2015 and 2014, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At June 30, 2015, we had $11.5 million in cash and cash equivalents and short-term investments and $14.5 million of working capital.

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

Operating activities

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2015. The primary uses of operating cash were to fund our net loss of $1.2 million and decreases in deferred revenue of $1.4 million, accounts payable and accrued expenses of $1.0 million, and increases to accounts receivable and related reserves of $0.4 million and prepaid expenses of $0.3 million. These were partially offset by non-cash expenses including stock-based compensation of $1.1 million, depreciation and amortization of $1.0 million, and income tax receivable of $0.7 million.

Net cash used in operating activities was $8.5 million for the six months ended June 30, 2014. The primary uses of operating cash were to fund our net loss of $10.9 million, decreases in accounts payables and accrued liabilities of $1.5 million, increases in prepaid expenses of $0.6 million, and increases of accounts receivable of $0.2 million. These were partially offset by non-cash expenses including stock-based compensation of $2.6 million, depreciation and amortization of $1.7 million, and accounts receivable and inventory reserves of $0.4 million.

Investing activities

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2015 due to the purchase of short-term investments of $1.4 million and capital expenditures of $0.1 million.

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2014 due to the sale of short-term investments of $1.9 million, less capital expenditures of $0.1 million.

Financing activities

During the six months ended June 30, 2015, we received $8,000 from the stock sale for the employee stock purchase plan and $10,000 from the exercise of stock options.

During the six months ended June 30, 2014, we received $11,000 from the stock sale for the employee stock purchase plan and $6,000 from the exercise of stock options.

Contractual obligations and commercial commitments

As of June 30, 2015 we had no debt. The following table summarizes our contractual obligations as of June 30, 2015 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$10,624	$2,135	$3,139	$3,028	$2,322
Purchase Obligations	1,668	1,668	—	—	—

Total	$12,292	$3,803	$3,139	$3,028	$2,322

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of June 30, 2015.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At June 30, 2015, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended June 30, 2015 and 2014, our revenues denominated in foreign currencies were $4,000 and $13,000, respectively. For the six months ended June 30, 2015 and 2014, our revenues denominated in foreign currencies were $16,000 and $36,000, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1-30, 2015
May 1-31, 2015
Jun 1-30, 2015	89,336(a)	$1.30

Total	89,336	$1.30

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 89,336 shares during the periods set forth in the table.

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

SMITH MICRO SOFTWARE, INC.

July 29, 2015	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2015	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial Officer)