Form 10-Q
period 2015-09-30
SMITH MICRO SOFTWARE INC
filed 2015-10-30
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015 there were 46,094,048 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,531	$10,165
Short-term investments	4,080	2,880
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $136 (2015) and $602 (2014)	8,005	8,216
Income tax receivable	9	706
Inventories, net of reserves for excess and obsolete inventory of $165 (2015) and $151 (2014)	64	97
Prepaid expenses and other current assets	934	765

Total current assets	21,623	22,829
Equipment and improvements, net	2,956	4,273
Other assets	196	214
Deferred tax asset	74	74

Total assets	$24,849	$27,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,470	$1,521
Accrued liabilities	5,030	5,752
Deferred revenue	650	1,498
Deferred tax liability	74	74

Total current liabilities	7,224	8,845
Non-current liabilities:
Deferred rent and other long-term liabilities	3,476	3,643

Total non-current liabilities	3,476	3,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 46,094,048 and 45,000,891 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	46	45
Additional paid-in capital	224,397	223,141
Accumulated comprehensive deficit	(210,294)	(208,284)

Total stockholders’ equity	14,149	14,902

Total liabilities and stockholders’ equity	$24,849	$27,390

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$9,586	$9,448	$29,501	$26,425
Cost of revenues	1,959	2,201	6,148	7,072

Gross profit	7,627	7,247	23,353	19,353
Operating expenses:
Selling and marketing	2,220	2,139	6,639	7,471
Research and development	3,480	3,188	10,268	11,046
General and administrative	2,695	3,064	8,437	10,360
Restructuring expense	—	—	—	2,435

Total operating expenses	8,395	8,391	25,344	31,312

Operating loss	(768)	(1,144)	(1,991)	(11,959)
Interest and other income (expense), net	4	(3)	3	(5)

Loss before provision for income taxes	(764)	(1,147)	(1,988)	(11,964)
Provision for income tax expense (benefit)	6	(5)	23	40

Net loss	(770)	(1,142)	(2,011)	(12,004)

Other comprehensive income (loss) , before tax:
Unrealized holding gains (losses) on available-for-sale securities	—	(1)	1	—
Income tax expense related to items of other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax		(1)	1

Comprehensive loss	$(770)	$(1,143)	$(2,010)	$(12,004)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.31)

Weighted average shares outstanding:
Basic and diluted	46,160	41,225	45,975	39,165

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2014	45,000	$45	$223,141	$(208,284)	$14,902
Exercise of common stock options	9	—	10	—	10
Non cash compensation recognized on stock options and ESPP	—	—	142	—	142
Restricted stock grants, net of cancellations	1,375	1	1,484	—	1,485
Cancellation of shares for payment of withholding tax	(314)	—	(397)	—	(397)
Employee stock purchase plan (ESPP)	24	—	17	—	17
Comprehensive loss	—	—	—	(2,010)	(2,010)

BALANCE, September 30, 2015 (unaudited)	46,094	$46	$224,397	$(210,294)	$14,149

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(2,011)	$(12,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,447	2,375
Provision for doubtful accounts and other adjustments to accounts receivable	(289)	347
Provision for excess and obsolete inventory	34	38
Loss on disposal of fixed assets	1	—
Non-cash compensation related to stock options, ESPP and restricted stock	1,627	3,095
Change in operating accounts:
Accounts receivable	500	(139)
Income tax receivable	697	(2)
Inventories	(1)	(36)
Prepaid expenses and other assets	(151)	(240)
Accounts payable and accrued liabilities	(1,337)	(1,082)
Deferred revenue	(848)	267

Net cash used in operating activities	(331)	(7,381)

Investing activities:
Capital expenditures	(131)	(84)
Sales (purchases) of short-term investments	(1,199)	877

Net cash (used in) provided by investing activities	(1,330)	793

Financing activities:
Cash received from issuance of common stock, net of offering costs	—	5,291
Cash received from stock sale under employee stock purchase plan	17	21
Cash received from exercise of stock options	10	6

Net cash provided by financing activities	27	5,318

Net decrease in cash and cash equivalents	(1,634)	(1,270)
Cash and cash equivalents, beginning of period	10,165	11,763

Cash and cash equivalents, end of period	$8,531	$10,493

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16	$61

Change in unrealized gain on short-term investments	$1	$—

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2015, and the related statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2015 and 2014 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We will be evaluating the impact of this guidance on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(770)	$(1,142)	$(2,011)	$(12,004)

Denominator:
Weighted average shares outstanding - basic	46,160	41,225	45,975	39,165
Potential common shares - options (treasury stock method)	—	—	—	—

Weighted average shares outstanding - diluted	46,160	41,225	45,975	39,165

Shares excluded (anti-dilutive)	1	2	113	13

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,038	1,596	1,520	1,536

Net loss per common share:
Basic	($0.02)	($0.03)	($0.04)	($0.31)

Diluted	($0.02)	($0.03)	($0.04)	($0.31)

5. Stock-Based Compensation

Stock Plans

During the nine months ended September 30, 2015, the Company granted options to purchase 65,000 shares of common stock and 1.4 million shares of restricted stock, with a total value of $2.1 million. This cost will be amortized ratably over a period of 12 to 48 months.

As of September 30, 2015, there were 8.5 million shares available for future grants under the new 2015 Omnibus Equity Incentive Plan which was approved by the shareholders on June 18, 2015.

The new plan replaced the 2005 Stock Option / Stock Issuance Plan, which was terminated on the same date. All outstanding options under the 2005 Plan will remain outstanding, but no further grants will be made under that Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended September 30, 2015 and resulted in 12,451 shares being purchased/granted at a fair value of $0.74 per share. The next six-month offering period began on October 1, 2015 and will end on March 31, 2016. These shares will have a fair value of $0.69 per share.

Stock Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values which is recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. Restricted stock is valued using the closing stock price on the date of the grant. Options are valued using a Black-Scholes valuation model.

Stock-based non-cash compensation expenses related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of revenues	$3	$2	$9	$10
Selling and marketing	84	63	242	201
Research and development	153	160	473	491
General and administrative	287	307	903	1,120
Restructuring expense	—	—	—	1,273

Total non-cash stock compensation expense	$527	$532	$1,627	$3,095

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock in the amount of $16,000 and $27,000 for the three month periods ended September 30, 2015 and 2014, respectively. The cash payments of income taxes related to grants of restricted stock totaled $70,000 and $145,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

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

7. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2015 and December 31, 2014, bank balances totaling approximately $8.2 million and $9.9 million, respectively, were uninsured.

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

	September 30, 2015			December 31, 2014
	Amortized	Gross unrealized		Amortized	Gross unrealized
	cost basis	gain(loss)	Fair value	cost basis	gain(loss)	Fair value
Corporate notes, bonds and paper	$—	$—	$—	$1,000	$(1)	$999
Government securities/money market	4,080	—	4,080	1,881	—	1,881

Total	$4,080	$—	$4,080	$2,881	$(1)	$2,880

Realized gains were zero for both three and nine months ended September 30, 2015 and 2014.

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Wireless	$8,302	$8,355	$25,408	$22,205
Productivity & Graphics	1,284	1,093	4,093	4,220

Total revenues	$9,586	$9,448	$29,501	$26,425

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Wireless:
Sprint (& affiliates)	72.8%	67.1%	67.5%	67.3%

Productivity & Graphics:
FastSpring	11.2%	10.0%	10.4%	11.8%

The two customers listed above comprised 86% and 87% of our accounts receivable at September 30, 2015 and 2014, respectively.

Geographical Information

During the three and nine months ended September 30, 2015 and 2014, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Americas	$9,514	$8,859	$29,079	$25,447
EMEA	46	541	171	719
Asia Pacific	26	48	251	259

Total revenues	$9,586	$9,448	$29,501	$26,425

The Company does not separately allocate specific assets to these geographic locations.

12. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2015 are as follows (in thousands):

Year Ending December 31,	Operating
2015-3 months remaining	$533
2016	1,863
2017	1,536
2018	1,534
2019	1,508
2020	1,519
Beyond	1,561

Total	$10,054

As of September 30, 2015, $5.0 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.6 million.

Rent expense under operating leases was $0.3 million for both the three months ended September 30, 2015 and 2014. Rent expense under operating leases was $1.0 million for both the nine months ended September 30, 2015 and 2014.

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

After a review of the four sources of taxable income as of December 31, 2014 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2014, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $75.7 million, as of September 30, 2015.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012, 2013 and 2014 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of income tax expense.

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

Following is the activity in our restructuring liability account for the period ended September 30, 2015 (in thousands):

	December 31, 2014			September 30, 2015
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	2,800	(13)	(583)	2,204
Relocation, move, transition travel, other	89	13	(16)	86

Total	$2,889	$—	$(599)	$2,290

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

On October 16, 2015, the Company entered into a Preferred Shares Rights Agreement (“Rights Agreement”) with Computershare Trust Company, N.A., as rights agent, in connection with a dividend distribution declared by the Company’s Board of Directors of one right (“Right”) for each outstanding share of common stock, par value $0.001 (“Common Shares”), per common share of the Company to stockholders of record as of the close of business on October 26, 2015 (“Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (“Preferred Shares”), of the Company at an exercise price of $6.69 per one one-thousandth of a Preferred Share, subject to adjustment.

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 20% or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	changes in demand for our products from our key customers and their end-users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develops;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to establish and maintain strategic relationships with our customers;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	our risk of being delisted from NASDAQ if our stock does not trade over $1.00 per share for 10 straight business days by March 8, 2016;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Wireless:
Sprint (& affiliates)	72.8%	67.1%	67.5%	67.3%

Productivity & Graphics:
FastSpring	11.2%	10.0%	10.4%	11.8%

The two customers listed above comprised 86% and 87% of our accounts receivable at September 30, 2015 and 2014, respectively.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the three and nine months ended September 30, 2015 and 2014. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	20.4	23.3	20.8	26.8

Gross profit	79.6	76.7	79.2	73.2
Operating expenses:
Selling and marketing	23.2	22.7	22.5	28.3
Research and development	36.3	33.7	34.8	41.8
General and administrative	28.1	32.4	28.6	39.2
Restructuring expense	—	—	—	9.2

Total operating expenses	87.6	88.8	85.9	118.5

Operating loss	(8.0)	(12.1)	(6.7)	(45.3)
Interest and other income, net	—	—	—	—

Loss before provision for income taxes	(8.0)	(12.1)	(6.7)	(45.3)
Provision for income tax expense	—	—	0.1	0.1

Net loss	(8.0)%	(12.1)%	(6.8)%	(45.4)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our QuickLink®, NetWise® and CommSuite® family of products; and

•	Productivity & Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Wireless	$8,302	$8,355	$25,408	$22,205
Productivity & Graphics	1,284	1,093	4,093	4,220

Total revenues	9,586	9,448	29,501	26,425

Cost of revenues	1,959	2,201	6,148	7,072

Gross profit	$7,627	$7,247	$23,353	$19,353

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues. Revenues were $9.6 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $0.2 million, or 1.5%. Wireless revenues of $8.3 million were essentially flat with the same quarter last year. NetWise and CommSuite revenues were up $0.8 million and $0.2 million, respectively. This increase was offset by decreases in our legacy connection manager business. Productivity & Graphics revenues were $1.3 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase was due to strong demand of our Clip Studio product. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues were $2.0 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.2 million, or 11.0%. This decrease was primarily due to reduced spending.

Gross profit. Gross profit was $7.6 million, or 79.6% of revenues for the three months ended September 30, 2015, an increase of $0.4 million, or 5.2%, from $7.2 million, or 76.7% of revenues for the three months ended September 30, 2014. The 2.9 percentage point increase was primarily due to increased revenues and cost reductions.

Selling and marketing. Selling and marketing expenses were $2.2 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $0.1 million, or 3.8%. This increase was primarily due to increased travel and consulting expenses. Stock-based compensation remained flat at $0.1 million for the three months ended September 30, 2015 and 2014.

Research and development. Research and development expenses were $3.5 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $0.3 million, or 9.2%. This increase was primarily due to increased headcount. Stock-based compensation remained flat at $0.1 million for the three months ended September 30, 2015 and 2014.

General and administrative. General and administrative expenses were $2.7 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.4 million, or 12.0%. This decrease was primarily due to lower depreciation of $0.1 million, space and occupancy costs of $0.2 million and other cost reductions of $0.1 million. Stock-based compensation remained flat at $0.3 million for the three months ended September 30, 2015 and 2014.

Provision for income tax expense. We recorded income tax expense of $6,000 and a benefit of $5,000 for the three months ended September 30, 2015 and 2014, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues. Revenues were $29.5 million and $26.4 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $3.1 million, or 11.6%. Wireless revenues increased $3.2 million, or 14.4%, primarily due to increases in our NetWise product family due to new business at Comcast and increases at Sprint of $3.5 million and CommSuite $0.8 million, partially offset by a decrease in our legacy connection manager business of $1.1 million. Productivity & Graphics revenues decreased $0.1 million, or 3.0%, primarily due to a planned reduction of our low margin retail channel. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues was $6.1 million and $7.1 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $1.0 million, or 13.1%. This decrease was primarily due to cost savings as a result of our 2014 restructuring, lower spending, and lower third party royalty costs due to the product mix.

Gross profit. Gross profit was $23.4 million, or 79.2% of revenues for the nine months ended September 30, 2015, an increase of $4.1 million, or 20.7%, from $19.3 million, or 73.2% of revenues for the nine months ended September 30, 2014. The 6.0 percentage point increase was primarily due to increased revenues and lower costs.

Selling and marketing. Selling and marketing expenses were $6.7 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.8 million, or 11.1%. This decrease was primarily due to headcount reductions resulting from our 2014 restructuring. Stock-based compensation remained flat at $0.2 million for the nine months ended September 30, 2015 and 2014.

Research and development. Research and development expenses were $10.2 million and $11.0 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.8 million, or 7.0%. This decrease was primarily due to headcount reductions resulting from our 2014 restructuring. Stock-based compensation remained flat at $0.5 million for the nine months ended September 30, 2015 and 2014.

General and administrative. General and administrative expenses were $8.5 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $1.9 million, or 18.6%. This decrease was primarily due to lower depreciation of $0.6 million, headcount reductions resulting from our 2014 restructuring of $0.4 million, space and occupancy costs of $0.4 million, and other cost reductions of $0.2 million. Stock-based compensation decreased from $1.2 million to $0.9 million, or $0.3 million.

Restructuring expense. There was no restructuring expense in the nine months ended September 30, 2015. Restructuring expense was $2.4 million for the nine months ended September 30, 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses.

Provision for income tax expense. We recorded income tax expense of $23,000 and $40,000 for the nine months ended September 30, 2015 and 2014, respectively. The income tax expenses for both periods only reflect state income tax minimums and foreign income taxes.

Liquidity and Capital Resources

At September 30, 2015, we had $12.6 million in cash and cash equivalents and short-term investments and $14.4 million of working capital.

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

Operating activities

Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2015. The primary uses of operating cash were to fund our net loss of $2.0 million and decreases in accounts payable and accrued expenses of $1.3 million, deferred revenue of $0.8 million, decreases in accounts receivable provisions of $0.3 million and prepaid expenses of $0.1 million. These were partially offset by non-cash expenses including stock-based compensation of $1.6 million, depreciation and amortization of $1.4 million, income tax refunds of $0.7 million, and a decrease of accounts receivable of $0.5 million.

Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2014. The primary uses of operating cash were to fund our net loss of $12.0 million, decreases in accounts payables and accrued liabilities of $1.1 million, increases in prepaid expenses of $0.3 million, and increases of accounts receivable of $0.1 million. These were partially offset by non-cash expenses including stock-based compensation of $3.1 million, depreciation and amortization of $2.4 million, and accounts receivable and inventory reserves of $0.4 million, and increases in deferred revenue of $0.2 million.

Investing activities

Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2015 due to the purchase of short-term investments of $1.2 million and capital expenditures of $0.1 million.

Net cash provided by investing activities was $0.8 million for the nine months ended September 30, 2014 due to the sale of short-term investments of $0.9 million, less capital expenditures of $0.1 million.

Financing activities

During the nine months ended September 30, 2015, we received $17,000 from the stock sale for the employee stock purchase plan and $10,000 from the exercise of stock options.

During the nine months ended September 30, 2014, we received $5.3 million from the sale of our common stock in a private placement. We also received $21,000 from the stock sale for the employee stock purchase plan and $6,000 from the exercise of stock options.

Contractual obligations and commercial commitments

As of September 30, 2015 we had no debt. The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments due by period
	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Operating Lease Obligations	$10,054	$1,986	$3,105	$3,021	$1,942
Purchase Obligations	1,666	1,666	—	—	—

Total	$11,720	$3,652	$3,105	$3,021	$1,942

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

For Productivity & Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales is not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end-users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers; such costs have historically been insignificant.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of September 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We will be evaluating the impact of this guidance on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At September 30, 2015, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For the three months ended September 30, 2015 and 2014, our revenues denominated in foreign currencies were $8,000 and $13,000, respectively. For the nine months ended September 30, 2015 and 2014, our revenues denominated in foreign currencies were $24,000 and $35,000, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 27, 2015 (“the Form 10-K”) .

We may not be able to regain compliance with the continued listing requirements of The NASDAQ Global Select Market.

On September 10, 2015, we received a letter from The NASDAQ Stock Market (“Nasdaq”) notifying us that, for 30 consecutive business days, the bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). We have 180 days, or until March 8, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day grace period as determined by Nasdaq staff. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a hearings panel. We actively monitor the price of our common stock and will consider all available options to regain compliance with the continued listing standards.

However, if we fail to regain compliance with the minimum bid price listing requirement or fail to maintain compliance with all other applicable continued listing requirements and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015
Aug 1-31, 2015	59,661		$1.17
Sep 1-30, 2015	59,682		$0.84

Total	119,343	(a)	$1.00

The above table includes:

(a)	Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 119,343 shares during the periods set forth in the table.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

October 30, 2015	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2015	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial Officer)