Form 10-K
period 2015-12-31
SMITH MICRO SOFTWARE INC
filed 2016-03-09
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $45,553,408 based upon the closing sale price of such stock as reported on the Nasdaq Global Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of February 26, 2016, there were 45,729,272 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2015 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;

•	our ability to become and remain profitable;

•	the risk of being delisted from NASDAQ if our stock does not trade over $1.00 per share for 10 straight business days or if we fail to meet any of the other listing requirements;

•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;

•	changes in demand for our products from our key customers and their end users;

•	the intensity of the competition and our ability to successfully compete;

•	the pace at which the market for new products develop;

•	our ability to hire and retain key personnel;

•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;

•	our ability to establish and maintain strategic relationships with our customers;

•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;

•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;

•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;

•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and

•	those additional factors which are listed under the section “1A. Risk Factors,” beginning on page 10 of this report.

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

General

Smith Micro provides software to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure high quality of service for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent device software, along with premium voice, video and messaging applications, we create new opportunities to engage consumers and monetize mobile services. In addition to wireless solutions, Smith Micro develops 2D/3D graphics software used by professional artists, animators, illustrators, and designers worldwide.

Smith Micro’s mission is to help our customers thrive in a connected world. Over the past three decades, we have developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications. Our wireless software is used by Tier 1 mobile network operators, cable providers, and device manufacturers, as well as enterprise companies across a wide range of industries, helping these businesses capitalize on the growth of connected consumers and the Internet of Things (“IoT”). Specifically, we help our customers:

•	optimize networks, reduce operational costs, and deliver “best-connected” user experiences;

•	manage mobile devices over the air for maximum performance, efficiency and reliability;

•	provide greater insight into user experience to improve service quality and customer loyalty;

•	engage and grow high-value relationships with their customers using smartphones.

We continue to innovate and evolve our business to take advantage of industry trends and emerging markets, such as “Big Data” analytics, the explosion of Wi-Fi hotspots, and business-to-consumer (“B2C”) mobile marketing and advertising. The key to our longevity, however, is not simply technology innovation, but a never-ending focus on customer value.

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

Business Segments

Our business is focused on two industry segments: Wireless and Graphics. We do not separately allocate operating expenses, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues and cost of revenues. See Note 6 of Notes to Consolidated Financial Statements for financial information related to our business segments and geographical information.

Wireless

The wireless industry continues to undergo rapid change on all fronts, from the growing expanse of Wi-Fi and cellular networks, to the vast array of connected devices, mobile applications, and digital content consumed by users who want information and entertainment anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the Internet of Things is creating a world where almost anything can be connected to the wireless internet. In addition, pervasive connectivity has changed the way business operates on small and grand scales. For example, Wi-Fi hotspots are being deployed by neighborhood bookstores to keep customers on premise longer and by large sports arenas to support real-time video feeds into social networks and online broadcasts. Retailers are now spending more than 50% of their advertising budgets on mobile media, and targeting for those advertisements is driven by “Big Data” initiatives that collect consumer information from virtually every online or mobile interaction.

Although there are numerous business opportunities associated with pervasive connectivity, there are also many challenges:

-	Complexity, congestion, and spectrum scarcity plague wireless networks, making it difficult and expensive to satisfy the demand for mobile services by consumers and businesses.

-	Mobile Network Operators (“MNO”) are being marginalized by over-the-top messaging applications and face growing competitive pressure from Cable/Multiple Service Operators (“MSO”) and others deploying Wi-Fi networks to attract mobile users.

-	Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile securely and cost-effectively.

-	Consumers - frustrated by slow, congested networks and inconsistent device/app behavior – seek simpler network access and more personalized mobile experiences, while continually pushing for faster, cheaper, and more secure wireless services.

To address these challenges, Smith Micro offers multi-platform, modular solutions organized into three product families:

NetWise® – The NetWise policy-on-device platform takes our connectivity and control capabilities to new heights. For mobile network operators, NetWise helps reduce cellular congestion and optimize data traffic across 3G, 4G, and Wi-Fi networks. NetWise also provides critical insights into user experience from the device perspective, helping operators to improve service quality, which increases customer loyalty and retention. For cable/fixed line providers deploying Wi-Fi networks, NetWise facilitates Wi-Fi on-boarding with streamlined discovery and secure authentication to hotspots, while managing Wi-Fi Quality of Service. Beyond the benefits of improving network connectivity, NetWise can be used by service providers and enterprises to enhance mobile marketing to consumers. As more and more marketing tactics shift to mobile, NetWise offers retailers, brands, banks, and other B2C companies a better way to engage smartphone users with more personalized, context-based offers and services.

CommSuite® – CommSuite allows operators and enterprises to deliver and monetize premium voice, messaging, and video services over mobile devices. CommSuite gives operators new ways to grow revenue through convenient, innovative voice features, such as Visual Voicemail, Voice-to-Text transcription, and animated Avatar messaging. CommSuite’s flexible design and deployment methods support many business models, including “freemium” try-and-buy offers, monthly subscriptions, content purchases, and ad-sponsored services. CommSuite also enables efficient, high-performance streaming of mobile video content for entertainment, hospitality, large venues, and other industries.

QuickLink® – Our QuickLink connection managers have shipped on more than 100 million devices worldwide, forming the foundation of our heritage as the leader in mobile connectivity. Many of the world’s largest mobile network operators, including AT&T, Bell Canada, Orange, Sprint, T-Mobile, Verizon Wireless, and Vodafone, have deployed QuickLink as a white-label connection management application to their subscribers. QuickLink components are embedded by leading chipset manufacturers and module makers to ensure that connectivity is consistent across device types. QuickLink is also used by enterprises and public sector organizations with mobile workforces to provide enhanced security and configurability over public and private wireless networks.

Through our broad software portfolio, Smith Micro offers exceptional expertise in mobile platforms, integration to operator networks, and wireless industry standards. Our powerful efficient on-device expert system and analytics are the perfect complements to the “Big Data” and mobile marketing initiatives driving most customer acquisition and loyalty programs today. Further, our ability to customize solutions and accelerate time to market for mobile services, while meeting stringent reliability and security requirements, makes us a leading choice for any company that wants to deliver more with mobile.

Graphics

The Graphics (formerly Productivity & Graphics) group develops a variety of software, including graphic design and animation, and compression and PC/Mac utilities, for consumers, professional artists, and educators. These products are available through direct sales on Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), as well as through affiliate websites, resellers, and retail outlets. This group also republishes and markets third-party software that complements the Company’s existing line of products.

The group’s primary focus is its line of graphic software, in particular Poser®, Anime Studio®, and Clip Studio® (formerly Manga Studio®). These products are aimed at digital artists and designers of all skill levels, helping them to produce professional quality animations, comics, illustrations, and other 2D and 3D designs. Poser is widely used for 3D human figure design and animation, as well as for creating photorealistic images for a variety of industries. Anime Studio is used by both hobbyists and professional artists working for high-end animation studios in the motion picture industry, and Clip Studio is the leading software for comic illustration and manga creation, used by famous graphic novelists such as Dave Gibbons, the author of New York Times Bestseller “Watchmen.” The group is continually enhancing and mobilizing these solutions to reach new markets including gaming, industrial design, social networks, and more.

Products

Our primary products consist of the following:

Business Segment	Products	Description
Wireless	NetWise® Director	Intelligent traffic management for data offload and seamless, secure access to 3G/4G/Wi-Fi networks
	NetWise® SmartSpot	Wi-Fi discoverability, promotion, and automated authentication
	NetWise® Captivate	Mobile marketing platform that uses real-time conditions, events, location, and analytics to better engage customers
	NetWise® OMC	Open Management Client for OMA-DM standards-based device management
	NetWise® FOTA	Lightweight device agent and deployment server for updating Firmware Over The Air (“FOTA”)
	NetWise® I/O	A toolkit for testing client/server interoperability using the ANDSF networking standard
	CommSuite® VVM	Visual Voicemail (“VVM”) delivered directly to a mobile phone app and managed-like email
	CommSuite® VTT	Voice-to-Text (“VTT”) transcription of voicemail and voice SMS messages
	CommSuite® AniMates®	Talking avatars that let users lip-synch a message with voice effects, backgrounds, stickers, and photos to personalize mobile communications
	CommSuite® VIDIO Prime®	Adaptive streaming of live or pre-recorded video content to support mobile viewing across laptops, tablets, phones, TVs, and more

Business Segment	Products	Description
	QuickLink® Mobile	Connection management application to control, customize, and automate wireless connections from PCs and Macs to WWAN and WLAN/Wi-Fi networks
	QuickLink® Mobility	Mobile VPN and connection manager targeted to enterprises with mobile workforces, as well as the public sector
	QuickLink® Zero	Streamlined connectivity for mobile hotspot features on smartphones and mobile broadband devices, with billing integration, automated diagnostics, usage metering, and data management
	QuickLink® MBIM Middleware	Customizable drivers that support the Mobile Broadband Interface Model (“MBIM”) standard for connecting USB devices to a variety of operating systems
Graphics	Poser®	3D rendering and animation software for photorealistic characters, art, illustration, and digital design
	Anime Studio®	Complete 2D animation program for creating movies, cartoons, anime, and cut out animations
	Clip Studio® (formerly Manga Studio®)	Comic illustration software for creating manga, comic art, and graphic novels
	MotionArtist ™	A fast, easy solution for creating animatics and interactive presentations
	StuffIt Deluxe®	A patented, lossless compression solution for documents and media
	Sock Puppets™	iOS app to create lip-synched cartoons and share them on Facebook and YouTube

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration experience, and flexible business models, we can quickly bring to market innovative solutions that support our customers’ needs to create new revenue opportunities and differentiate their products and services among their competitors.

Our marketing and sales strategy is as follows:

Leverage Operator and OEM Relationships. We continue to capitalize on our strong relationships with the world’s leading mobile network operators, multiple service operators, and device manufacturers. These customers serve as our primary distribution channel, providing access to hundreds of millions of end users around the world.

Focus on High-Growth Markets. We continue to focus on mobile marketing, analytics/Big Data, premium messaging services, and wireless connectivity taking advantage of expanding 4G and Wi-Fi networks, as well as the explosive growth of smartphones, tablets, and IoT devices.

Expand our Customer Base. In addition to growing business with current customers, we are increasing penetration of the enterprise market, with particular focus on large B2C companies, such as retail, brands, banking, and hospitality, as well as industrial IoT companies deploying connected devices.

Key Revenue Contributors

Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 65.4% of the Company’s total revenues for the fiscal year 2015. Revenues to FastSpring in the Graphics (formerly Productivity & Graphics) business segment accounted for 11.3% of the Company’s total revenues for the fiscal year 2015. Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 68.0% of the Company’s total revenues for the fiscal year 2014. Revenues to FastSpring in the Graphics business segment accounted for 11.2% of the Company’s total revenues for the fiscal year 2014. In 2013, our two largest customers (Sprint and Verizon Wireless) accounted for 53.1% and 13.0%, respectively, of our total revenues. Revenue to FastSpring in the Graphics business segment accounted for 11.4% of the Company’s total revenues for the fiscal year 2013. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, via email, and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their own technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $13.9 million, $14.2 million, and $21.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

We believe that the principal competitive factors affecting the mobile software market include domain expertise, product features, usability, quality, price, customer service, and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We also believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price of our products could negatively affect our profitability.

Many existing and potential customers have the resources to develop products that compete directly with our products. These customers may discontinue the purchase of our products. Our future performance is substantially dependent upon the extent to which existing customers elect to purchase software from us rather than design and develop their own software.

Proprietary Rights and Licenses

Our success and ability to compete is dependent upon our software code base, our programming methodologies and our other intellectual properties. To protect our proprietary technology and intellectual property, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2015, we owned 92 issued U.S. patents and have 2 U.S. patent applications that are currently pending. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.

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

Employees

As of December 31, 2015, we had a total of 191 employees within the following departments: 119 in engineering, 38 in sales and marketing, 15 in operations and customer support, and 19 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Item 1A. RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We derive a significant portion of our revenues from sales of a small number of products to Sprint, so our revenues and operating results are highly vulnerable to shifts in demand and may decline.

In our Wireless business segment, we sell primarily to large carriers, cable operators, and original equipment manufacturers (“OEMs”), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services. For the year ended December 31, 2015, sales to Sprint and their affiliates comprised 65.4% of our total revenues. Sprint has been going through several cost reduction and restructurings over the past several years, the latest being their announcement to reduce expenses by two billion dollars in 2016. As such, our revenues with Sprint are projected to be down approximately 25-34% in 2016 versus 2015.

Because of our customer concentration, this carrier and other large customers may have significant pricing power over us, and any material decrease in sales to any of them would materially affect our revenues and profitability. Additionally, carriers, cable operators, and OEMs are not the end users of our products. If any of their efforts to market products and services incorporating our software are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

We also derive a significant portion of our revenues from a few vertical markets, such as wireless carriers, cable operators, and handset manufacturers. In order to sustain and grow our business, we must continue to sell our software products in these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could materially harm our results of operations, financial condition and prospects. To increase our sales outside our core vertical markets, for example to large enterprises, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

The Company has a history of net losses, may incur substantial net losses in the future, and may not achieve profitability.

We expect to continue to incur increased expenses as we implement initiatives designed to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenues could decline and accordingly, we may not be able to achieve profitability in the foreseeable future.

If there are delays in the distribution of our products or if customer negotiations for our new products cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.

If we fail to meet the requirements for continued listing on the NASDAQ Stock Market, our common stock would likely be delisted from trading on NASDAQ, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

Our common stock is currently listed for quotation on the NASDAQ Stock Market. We are required to meet specified financial requirements in order to maintain our listing on NASDAQ. If we fail to satisfy NASDAQ’s continued listing requirements, our common stock would likely be delisted from NASDAQ and our common stock may trade on the OTC Market. Any potential delisting of our common stock from NASDAQ would likely result in decreased liquidity and increased volatility of our common stock, and would likely cause our trading price to decline.

During 2015, the Company failed to comply with NASDAQ’s Marketplace Rule 5450(a)(1) because the bid price for the Company’s common stock over a 30 consecutive business day period had closed below the minimum $1.00 per share requirement for continued listing. The Company had until March 8, 2016 to regain compliance if the stock price closes above $1.00 per share for 10 consecutive business days. The Company has submitted a recovery plan to NASDAQ and hopes to receive approval of an extension to implement the plan.

There can be no assurance that the Company will regain compliance or be able to achieve in the future or maintain compliance with the Minimum Stockholders’ Equity Rule, the minimum $1.00 per share rule, or other requirements for continued listing on NASDAQ.

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

Future orders may come from new customers or from existing customers for new products. The sales cycles may be greater than what we have experienced in the past, increasing the difficulty to predict quarterly revenues.

Because we sell primarily to large carriers, cable/MSOs and OEM customers, we have no direct relationship with most end users of our products. This indirect relationship delays feedback and blurs signals of change in the quick-to-evolve wireless ecosystem, and is one of the reasons we have difficulty predicting demand.

A large portion of our operating expenses, including rent, depreciation and amortization, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition, and results of operations would be materially and adversely affected.

Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our business, financial condition and results of operations.

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft, Google, and Apple operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and utilities software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. In addition, the technology we market, which has been sold as software in the past, can be integrated at the chipset level by the leading mobile chipset manufacturers. Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.

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

Many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Announcements of competing products by competitors could result in the cancellation of orders by customers in anticipation of the introduction of such new products. In addition, some of our competitors are currently making complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss. We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins, and loss of market share.

We are entering new, emerging markets in which we have limited experience; if these markets do not develop or we are unable to otherwise succeed in them, our revenues will suffer and the price of our common stock will likely decline.

Our recent and planned product introductions to support new higher speed networking and 4G technologies have allowed us to enter new markets, such as mobile marketing and analytics (Big Data). A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets. In addition, our success in these markets depends on our carrier, MSO, and enterprise customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming. If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline. In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.

If the adoption of and investments in new technologies and services grows more slowly than anticipated in our product planning and development, our operating results, financial condition, and prospects may be negatively affected.

If the adoption of and investments in new networking and 4G technologies and services does not grow or grows more slowly than anticipated, we will not obtain the anticipated returns from our planning and development investments. We have introduced new high-speed networking and 4G products, but the pace of the market introduction of such technologies is uncertain. Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of these new technologies, and on the continued adoption and use of mobile data services by end users.

Many of our customers and other communications service providers have made and continue to make major investments in next generation networks that are intended to support more complex applications. If communications service providers delay their deployment of networks or fail to deploy such networks successfully, demand for our products could decline, which would adversely affect our revenues. Also, to the extent we devote substantial resources and incur significant expenses to enable our products to be interoperable with new networks that have failed or have been delayed or not deployed, our operating results, financial condition, and prospects may be negatively affected.

If we are unable to retain key personnel, the loss of their services could materially and adversely affect our business, financial condition and results of operations.

Our future performance depends in significant part upon the continued service of our senior management and other key technical and consulting personnel. We do not have employment agreements with our key employees that govern the length of their service. The loss of the services of our key employees would materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain, and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our products. Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally would have an adverse effect on our business, financial condition and results of operations.

We rely directly and indirectly on third-party intellectual property and licenses, which may not be available on commercially reasonable terms or at all.

Many of the Company’s products and services include third-party intellectual property, which requires licenses from those third parties directly to us or to unrelated companies which provide us with sublicenses and/or execution of services for the operation of our business. These products and services include our wireless suite of products, as well as our graphics products. The Company has historically been able to obtain such licenses on reasonable terms. There is however no assurance that in the future the necessary licenses could be obtained on acceptable terms or at all. If the Company or our third party service providers are unable to obtain or renew critical licenses on reasonable terms, we may be forced to terminate or curtail our products and services which rely on such intellectual property, and our financial condition and operating results may be materially adversely affected.

If we fail to continue to establish and maintain strategic relationships with mobile device manufacturers, wireless carriers, cable MSOs and network infrastructure manufacturers, market acceptance of our products, and our profitability may suffer.

Most of our strategic relationships with mobile device manufacturers are not subject to written contract, but rather are in the form of informal working relationships. We believe these relationships are valuable to our success. In particular, these relationships provide us with insights into product development and emerging technologies, which allows us to keep abreast of, or anticipate, market trends, and helps us serve our current and prospective customers. Because these relationships are not typically governed by written agreements, there is no obligation for many of our partners to continue working with us. If we are unable to maintain our existing strategic relationships with mobile device manufacturers or if we fail to enter into additional strategic relationships or the parties with whom we have strategic relationships favor one of our competitors, our ability to provide products that meet our current and prospective customers’ needs could be compromised and our reputation and future revenue prospects could suffer. For example, if our software does not function well with a popular mobile device because we have not maintained a relationship with its manufacturer, carriers seeking to provide that device to their respective customers could choose a competitor’s software over ours or develop their own. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

Our growth depends in part on our customers’ ability and willingness to promote services and attract and retain new customers or achieve other goals outside of our control.

We sell our products for use on handheld devices primarily through our carrier, cable/MSO, and enterprise customers. Losing the support of these customers may limit our ability to compete in existing and potential markets and could negatively affect our revenues. In addition, the success of these customers, and their ability and willingness to market services supported by our products, is critical to our future success. Our ability to generate revenues from sales of our software is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.

Acquisitions of companies or technologies may disrupt our business and divert management attention and cause our current operations to suffer.

We have historically made targeted acquisitions of smaller companies with important technology and expect to continue to do so in the future. As part of any acquisition, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain, and motivate key personnel from the acquired businesses. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our company’s day-to-day operations, which could impair our relationships with our current employees, customers, and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

We may also have to incur debt or issue equity securities in order to finance future acquisitions. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our existing stockholders. In addition, we expect our profitability could be adversely affected because of acquisition-related accounting costs, write offs, amortization expenses, and charges related to acquired intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products, or technologies within existing operations, we may not receive the intended benefits of acquisitions.

Our operating income or loss may continue to change due to shifts in our sales mix and variability in our operating expenses.

Our operating income or loss can change quarter to quarter and year to year due to a change in our sales mix and the timing of our continued investments in research and development and infrastructure. We continue to invest in research and development, which is the lifeline of our technology portfolio. The timing of these additional expenses can vary significantly quarter to quarter and even from year to year.

Our products may contain undetected software defects, which could negatively affect our revenues.

Our software products are complex and may contain undetected defects. In the past, we have discovered software defects in certain of our products and have experienced delayed or lost revenues during the period it took to correct these problems. Although we and our OEM customers test our products, it is possible that errors may be found or occur in our new or existing products after we have commenced commercial shipment of those products. Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, a delay in market acceptance of our products, loss of competitive position, or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations. In addition, some of our software contains open source components that are licensed under the GNU General Public License and similar open source licenses. These components may contain undetected defects or incompatibilities, may cause us to lose control over the development of portions of our software code, and may expose us to claims of infringement if these components are, or incorporate, infringing materials, the licenses are not enforceable or are modified to become incompatible with other open source licenses, or exposure to misappropriation claims if these components include unauthorized materials from a third party.

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

We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Additionally, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property embedded in their products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays, or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our ability to market our products.

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

In addition, we may file with the SEC a shelf registration statement to sell from time to time additional shares of our common stock in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering. If we raise additional funds by issuing additional equity or convertible debt securities (whether in a public offering or private placement), the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences, or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.

It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditure, and research and development plans and product and technology roadmaps;

•	the levels of working capital that we maintain;

•	capital improvements to new and existing facilities;

•	our ability to meet our headcount hiring commitment to the state of Pennsylvania;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

In addition, we may raise additional capital to accommodate planned growth, hiring, and infrastructure needs or to consummate acquisitions of other businesses, products or technologies.

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

In recent years, our revenues derived from sales to customers outside the U.S. have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and any other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	difficulties in securing and servicing international customers;

•	difficulties in collecting receivables from foreign entities;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls; and,

•	potentially adverse tax consequences.

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

We currently serve our customers from data center hosting facilities. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their on-demand services, and adversely affect our renewal rates and our ability to attract new customers.

We may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes as well as sales, use, and other non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, sales and use taxes, and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. An increasing number of states have considered or have adopted laws that attempt to impose obligations on out-of-state retailers to collect sales and use taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to collect sales and use taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that our provisions for taxes are correct, or that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. If we are required to pay substantially more taxes in the future or for prior periods, our operating results and financial condition could be adversely affected.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 33,600 square feet of space pursuant to lease that expires on May 31, 2016. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. Commencing February 1, 2015, we entered into an agreement to sublease 19,965 square feet of that space through the expiry date. Internationally, we lease space in Belgrade, Serbia that expires December 30, 2016.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three year period, with two, two-year renewal options. The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. In March 2014, we signed an addendum to sublease all of this space commencing on May 1, 2014. We continued to pay our current monthly rent through June 30, 2014. Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has been accrued for in our 2013 restructuring liability account. In 2014, we moved into a significantly smaller facility in Santa Cruz, California and are paying month-to-month rent.

Item 3. LEGAL PROCEEDINGS

The Company may become involved in various legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows, or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by NASDAQ are set forth below for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2015:
First Quarter	$1.85	$0.91
Second Quarter	1.63	1.08
Third Quarter	1.34	0.75
Fourth Quarter	0.92	0.64
YEAR ENDED DECEMBER 31, 2014:
First Quarter	$2.69	$1.44
Second Quarter	2.07	0.66
Third Quarter	1.37	0.88
Fourth Quarter	1.23	0.74

On February 26, 2016, the closing sale price for our common stock as reported by NASDAQ was $0.69.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Stock Performance Graph

The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

The graph covers the period from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested in our common stock on December 31, 2010, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Smith Micro Software, Inc., the S&P Midcap 400 Index,

and S&P MidCap Application Software

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Smith Micro Software, Inc.	100.00	7.18	9.53	9.40	6.16	4.63
S&P Midcap 400	100.00	98.27	115.84	154.64	169.75	166.05
S&P MidCap Application Software	100.00	109.91	143.98	191.67	199.72	234.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 26, 2016, there were approximately 199 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fiscal year 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Mar 1-31, 2015	105,086		$1.54	—	—
Jun 1-30, 2015	89,336		$1.30	—	—
Sep 1-30, 2015	119,343		$1.00	—	—
Dec 1-31, 2015	80,437		$0.75	—	—

Total	394,202	(a)		—	—

The above table includes:

(a) Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 394,202 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations and comprehensive income (loss) data presented below for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations and Comprehensive Income (Loss) Data (in thousands, except per share data):
Revenues	$39,507	$36,979	$42,675	$43,329	$57,767
Cost of revenues	8,152	9,317	9,707	8,448	13,761

Gross profit	31,355	27,662	32,968	34,881	44,006
Operating expenses:
Selling and marketing	8,902	9,559	15,675	16,666	26,594
Research and development	13,863	14,192	21,305	24,767	41,711
General and administrative	11,128	13,218	18,216	20,211	25,279
Restructuring expenses	—	2,435	5,602	238	3,184
Goodwill and long-lived asset impairment	—	—	—	—	112,904

Total operating expenses	33,893	39,404	60,798	61,882	209,672

Operating loss	(2,538)	(11,742)	(27,830)	(27,001)	(165,666)
Non-operating income:
Change in fair value of contingent liability	—	—	—	1,210	—
Interest and other income (expense), net	4	(8)	30	94	131

Loss before provision for income taxes	(2,534)	(11,750)	(27,800)	(25,697)	(165,535)
Provision for income tax expense (benefit)	68	49	153	(234)	(5,929)

Net loss	(2,602)	(11,799)	(27,953)	(25,463)	(159,606)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available- for-sale securities	(1)	—	7	33	(24)
Income tax expense related to items of other comprehensive income (expense)	—	—	—	6	1

Other comprehensive income (expense), net of tax	(1)	—	7	27	(25)

Comprehensive loss	$(2,603)	$(11,799)	$(27,946)	$(25,436)	$(159,631)

Net loss per share:
Basic	$(0.06)	$(0.29)	$(0.76)	$(0.71)	$(4.48)

Diluted	$(0.06)	$(0.29)	$(0.76)	$(0.71)	$(4.48)

Weighted average shares:
Basic	45,946	40,649	36,982	35,849	35,617

Diluted	45,946	40,649	36,982	35,849	35,617

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data (in thousands):
Total assets	$24,473	$27,390	$31,538	$54,395	$79,941
Total liabilities	10,447	12,488	13,367	11,733	15,081
Accumulated comprehensive deficit	(210,887)	(208,284)	(196,485)	(168,539)	(143,103)
Total stockholders’ equity	$14,026	$14,902	$18,171	$42,662	$64,860

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: our dependence upon the large carrier customers for a significant portion of our revenues; deriving revenues from a small number of customers and products; being delisted from the NASDAQ; changes in demand for our products; our failure to successfully compete; changes in technology; our entry into new markets; failure of our customers to adopt new technologies; loss of key personnel; the availability of third party intellectual property and licenses; failure to maintain strategic relationships with our customers; potential fluctuations in quarterly results; our failure to protect intellectual property; exposure to intellectual property claims; our inability to raise more funds to meet our capital needs; undetected software defects; security and privacy breaches in our systems or interruptions or delays in the services we provide which could damage client relations; and doing business internationally.

Introduction and Overview

Smith Micro provides software solutions to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure the best Quality of Experience for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent policy-on-device platform, along with premium voice, video and content monetization services, we create new opportunities to engage consumers and capitalize on the growth of connected devices. In addition to wireless and mobility software, Smith Micro develops and distributes personal, professional, and educational productivity and graphics products and tools for consumers, artists, animators and designers worldwide.

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

Results of Operations

For the year ended December 31, 2015, revenues to one customer and their respective affiliates in the Wireless business segment accounted for 65.4% of the Company’s total revenues, and one customer in the Graphics (formerly Productivity & Graphics) business segment accounted for 11.3% of the Company’s total revenues. These two customers accounted for 83% of accounts receivable for the year ended December 31, 2015. For the year ended December 31, 2014, revenues to one customer and their respective affiliates in the Wireless business segment accounted for 68.0% of the Company’s total revenues, and one customer in the Graphics business segment accounted for 11.2% of the Company’s total revenues. These two customers accounted for 87% of accounts receivable for the year ended December 31, 2014. For the year ended December 31, 2013, revenues to two customers and their respective affiliates in the Wireless business segment accounted for 53.1% and 13.0% of the Company’s total revenues, and one customer in the Graphics business segment accounted for 11.4% of the Company’s total revenues. These three customers accounted for 83% of accounts receivable for the year ended December 31, 2013.

The following table sets forth certain consolidated statement of comprehensive loss data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	20.6	25.2	22.7

Gross profit	79.4	74.8	77.3
Operating expenses:
Selling and marketing	22.5	25.9	36.7
Research and development	35.1	38.4	49.9
General and administrative	28.2	35.7	42.7
Restructuring expenses	—	6.6	13.2

Total operating expenses	85.8	106.6	142.5

Operating loss	(6.4)	(31.8)	(65.2)
Interest and other income, net	—	—	0.1

Loss before provision for income taxes	(6.4)	(31.8)	(65.1)
Provision for income tax expense	0.2	0.1	0.4

Net loss	(6.6)%	(31.9)%	(65.5)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, and QuickLink® family of products; and

•	Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Wireless	$33,553	$31,276	$35,853
Graphics	5,954	5,703	6,822

Total revenues	39,507	36,979	42,675
Cost of revenues	8,152	9,317	9,707

Gross profit	$31,355	$27,662	$32,968

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

General and administrative. General and administrative expenses consist primarily of personnel costs, professional services and fees paid for external service providers, space and occupancy costs, legal, and other public company costs.

Restructuring expenses. Restructuring expenses consist primarily of one-time employee termination benefits, lease and other contract terminations, and costs to consolidate facilities and relocate employees.

Interest and other income, net. Interest and other income are primarily related to our average cash and short-term investment balances during the period and vary among periods. Our other excess cash is invested in short-term marketable equity and debt securities classified as cash equivalents. Interest and other expense are primarily related to the credit-adjusted, risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Provision for income tax expense. The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets. Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2015, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $74.9 million at December 31, 2015. During fiscal year 2015, the valuation allowance on deferred tax assets decreased by $0.8 million and increased by $3.2 million and $12.1 million during fiscal years 2014 and 2013, respectively.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues. Revenues of $39.5 million for fiscal year 2015 increased $2.5 million, or 6.8%, from $37.0 million for fiscal year 2014. Wireless revenues of $33.6 million increased $2.3 million, or 7.3%, primarily due to higher sales of NetWise of $3.9 million due to our new business at Comcast and higher revenue from Sprint. CommSuite revenues increased $0.7 million primarily due to Sprint. These increases were partially offset by decreases in our legacy connection manager business of $2.0 million. Graphics (formerly Productivity & Graphics) sales increased $0.2 million, or 4.4%, primarily due to high customer demand for our Manga and Clip Studio products. Our Sprint business is anticipated to be down between 25–32% in 2016 versus 2015. We have won some new deals in the mobile marketing and analytics/Big Data markets. While we have launched, or will be launching, these new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues. Cost of revenues of $8.1 million for fiscal year 2015 decreased $1.2 million, or 12.5%, from $9.3 million for fiscal year 2014. This decrease was primarily due to cost reduction savings as a result of our 2014 restructuring and lower spending.

Gross profit. Gross profit of $31.4 million or 79.4% of revenues for fiscal year 2015 increased $3.7 million, or 13.4%, from $27.7 million, or 74.8% of revenues for fiscal year 2014. The 4.6 percentage point increase was primarily due to the increased revenues and cost reduction savings.

Selling and marketing. Selling and marketing expenses of $8.9 million for fiscal year 2015 decreased $0.7 million, or 6.9%, from $9.6 million for fiscal year 2014. This decrease was primarily due to headcount reductions of $0.6 million and other cost reductions of $0.1 million. Stock-based compensation remained flat at $0.3 million for both 2015 and 2014.

Research and development. Research and development expenses of $13.9 million for fiscal year 2015 decreased $0.3 million, or 2.3%, from $14.2 million for fiscal year 2014. This decrease was primarily due to headcount reductions of $0.6 million partially offset by patent-related legal expenses. Stock-based compensation remained flat at $0.7 million for both 2015 and 2014.

General and administrative. General and administrative expenses of $11.1 million for fiscal year 2015 decreased $2.1 million, or 15.8%, from $13.2 million for fiscal year 2014. This decrease was primarily due to lower depreciation of $0.6 million, lower space and occupancy costs of $0.5 million, headcount reductions of $0.5 million, and lower legal fees of $0.2 million. Stock-based compensation expense decreased from $1.5 million to $1.2 million, or $0.3 million.

Restructuring expenses. No restructuring expenses were recorded in 2015. Restructuring expense was $2.4 million for fiscal year 2014 due to one-time employee terminations of $1.3 million of non-cash stock-based compensation and $0.4 million of severance costs, $0.6 million for lease terminations, and $0.1 million of other related expenses.

Interest and other income (expense), net. Interest and other income (expense), net was de minimis for both fiscal years 2015 and 2014.

Provision for income tax expense. We recorded income tax expense of $68,000 and $49,000 for fiscal years 2015 and 2014, respectively, primarily related to foreign income taxes.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues. Revenues of $37.0 million for fiscal year 2014 decreased $5.7 million, or 13.3%, from $42.7 million for fiscal year 2013. Wireless revenues of $31.3 million decreased $4.6 million, or 12.8%, primarily due to lower sales of our legacy connection manager products of $7.6 million partially offset by higher sales of our CommSuite products of $3.0 million. Graphics (formerly Productivity & Graphics) sales decreased $1.1 million, or 16.4%, primarily due to lower customer demand and fewer new releases this year as we shift our future focus from consumers to new professional markets such as gaming and industrial design. While we have launched new wireless products, they are new to the market and their rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues.

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

Selling and marketing. Selling and marketing expenses of $9.6 million for fiscal year 2014 decreased $6.1 million, or 39.0%, from $15.7 million for fiscal year 2013. This decrease was primarily due to cost reduction savings as a result of our restructuring; headcount reductions of $4.4 million and travel and other cost reductions of $1.2 million. Stock-based compensation decreased from $0.8 million to $0.3 million, or $0.5 million.

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

Liquidity and Capital Resources

At December 31, 2015, we had $12.9 million in cash and cash equivalents and short-term investments and $14.6 million of working capital.

Capital expenditures were $0.1 million for the fiscal year 2015 versus $0.2 million for the fiscal year 2014. The 2015 expenditures were primarily for computer hardware and software.

In August 2014, the Company entered into a common stock purchase agreement (see Note 9 of the financial statements) with a number of accredited investors in a private placement pursuant to which the Company agreed to issue and sell to the investors an aggregate of 6,845,830 shares of its common stock at a price per share of $0.816. The transaction closed on August 20, 2014 and the Company realized gross proceeds of $5.6 million before deducting commissions and other expenses of $0.4 million.

In May 2014, the Board approved a restructuring plan (see Note 2 of the financial statements) that was implemented during the fiscal quarter ended June 30, 2014 which lowered our overall cost structure by approximately $2.0 million per quarter.

Based on the Company’s current financial revenue and profit projections, management believes that the Company’s existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations through at least the next twelve months. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

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

If adequate funds are not available, we may be required to (1) curtail our operations or other business activities or (2) obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Operating Activities

In 2015, net cash used in operating activities was $0.1 million primarily due to decreases in accounts payable and accrued expenses of $1.4 million and decreases in deferred revenue of $1.0 million. This usage was partially offset by our net loss adjusted for depreciation, amortization, non-cash stock-based compensation, inventory and accounts receivable reserves of $1.5 million, income tax refunds of $0.7 million, and decreases in other prepaid assets of $0.1 million.

In 2014, net cash used in operations was $6.8 million primarily due to our net loss adjusted for depreciation, amortization, non-cash stock-based compensation, inventory, and accounts receivable reserves of $4.7 million, decreases in accounts payable and accrued expenses of $2.2 million, and an increase in accounts receivable of $1.0 million. This usage was partially offset by an increase in deferred revenue of $1.0 million and a decrease in prepaid expenses of $0.1 million.

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

Investing Activities

In 2015, cash used by investing activities were for the purchase of short-term investments of $1.2 million and capital expenditures of $0.1 million.

In 2014, cash used by investing activities was de minimis as the sale of short-term investments of $0.2 million was offset by capital expenditures of $0.2 million.

In 2013, cash provided by investing activities of $9.4 million was due to the sale of short-term investments of $10.2 million, partially offset by capital expenditures of $0.8 million.

Financing Activities

In 2015, cash provided by financing activities was de minimis as a result of cash received from the sale of stock for our employee stock purchase plan and the exercise of stock options.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2015, we had no debt. The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,521	$1,863	$3,070	$3,026	$1,562
Purchase obligations	1,378	1,378	—	—	—

Total	$10,899	$3,241	$3,070	$3,026	$1,562

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 33,600 square feet of space pursuant to lease that expires on May 31, 2016. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. Commencing February 1, 2015, we entered into an agreement to sublease 19,965 square feet of space through the expiry date. Internationally, we lease space in Belgrade, Serbia that expires December 30, 2016.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three-year period, with two, two-year renewal options. The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018. In March 2014, we signed an addendum to sublease all of this space commencing on May 1, 2014. We continued to pay our current monthly rent through June 30, 2014. Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease. This lease expense has been accrued for in our 2013 restructuring liability account. We have moved into a significantly smaller facility in Santa Cruz, California and are paying month-to-month rent.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

We currently report our net revenues under two operating groups: Wireless and Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to our customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. For Wireless sales, returns from customers are limited to defective goods or goods shipped in error. Historically, customer returns have not exceeded the very nominal estimates and reserves. We also provide some technical support to our customers. Such costs have historically been insignificant.

We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases, to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”), and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. We have established VSOE for our post contract support services and non-recurring engineering.

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

For Graphics (formerly Productivity & Graphics) sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.2 million, $0.5 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2015, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Income Taxes

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax liabilities against gross deferred tax assets); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies, and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a five-year historical cumulative loss as of the end of fiscal year 2015. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2015 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2015, the Company will continue to reserve its U.S.-based deferred tax amounts, which totaled $74.9 million, as of December 31, 2015.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012, 2013 and 2014 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of income tax expense.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued final guidance in Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis.

The Company is early adopting this standard for the interim and annual period ending December 31, 2015 on a prospective basis. As such, prior periods were not retrospectively adjusted. Due to the Company’s full valuation allowance on its deferred tax assets, the nature of the change on the balance sheet is not significant.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We will be evaluating the impact of this guidance on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At December 31, 2015, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2015, 2014, and 2013, our revenues denominated in foreign currencies were $30,000, $43,000, and $0.1 million, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, SingerLewak LLP, and representatives of management to review accounting, financial reporting, internal control, and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2015, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and certain key officers as of February 26, 2016:

Name	Age	Position
William W. Smith, Jr.	68	Chairman of the Board, President and Chief Executive Officer
Rick Carpenter	52	Senior Vice President, Engineering
Carla Fitzgerald	51	Vice President, Chief Marketing Officer
Jeff Hornung	59	Vice President, Product Management
Ken Shebek	53	Vice President, Chief Information Officer
David P. Sperling	47	Vice President, Chief Technology Officer
Steven M. Yasbek	62	Vice President, Chief Financial Officer

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

Mr. Carpenter joined the Company in May 2009 as the Vice President of Engineering for the Company’s Connectivity & Security Business Unit and then served as the Vice President and General Manager of the Wireless Business Unit. Mr. Carpenter currently serves as the Senior Vice President of Engineering. Prior to joining Smith Micro, Mr. Carpenter served as a Vice President of Engineering at NextWave Wireless where he was responsible for WiMAX chipset development. From 2000 to 2005, he was Director of Software Engineering for CDMA products at AirPrime, which was ultimately acquired by Sierra Wireless. Mr. Carpenter has also held engineering management positions at Motorola and DENSO Wireless and started his professional career in May of 1986. He holds a B.S. in Computer Science from the University of Texas, Permian Basin and studied Masters-level Computer Science & Engineering at the University of Texas Arlington.

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

Mr. Hornung joined the Company in April 2015 as Vice President Product Management. Prior to joining Smith Micro, he was Vice President of Product Management at Kextil. A seasoned executive in the technology industry, Mr. Hornung has held executive positions in product management, marketing and business development, strategic alliances, OEM sales for companies such as Synscort Inc., Vivisimo, Inc., Scentric Inc., NetApp Inc., Spinnaker Networks, Dell, and Hewlett-Packard. He holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the University of Santa Clara.

Mr. Shebek joined the Company in December 2010 as the Vice President of Operations where he led the Enterprise Mobility Product platform. Mr. Shebek currently is responsible for Information Technology throughout the Company as well as overseeing the Pittsburgh facility. Prior to joining Smith Micro, he was Vice President of Operations for Tollgrade Communications. He also served as Vice President of Supply & Logistics for Ericsson, Inc. and worked for Marconi as Vice President of Supply Chain where he also served as its Vice President of North American Operations. He joined Fore Systems in 1994, and previously held management positions with IBM. He holds a B.S. in Mechanical Engineering degree from Pennsylvania State University.

Mr. Sperling joined the Company in April 1989 and has been the Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999. Mr. Sperling began his professional career as a software engineer with us and he currently has five patents for various Internet and connectivity technologies. He holds a B.S. degree in Computer Science and an MBA from the University of California, Irvine.

Mr. Yasbek joined the Company in May 2008 as the Chief Accounting Officer and assumed the Vice President and Chief Financial Officer position in May 2014. Mr. Yasbek has held executive finance and information technology positions with REMEC, Paradigm Wireless Systems, Intellisys Group, Pacific Scientific Company, Symbol Technologies, and TRW. Prior to joining the Company, Mr. Yasbek was the Chief Financial Officer of Alphatec Spine. He holds a B.S. in Accounting and M.B.A from Loyola Marymount University, and he is a Certified Public Accountant.

Officers are elected by, and serve at the discretion of, the Board of Directors.

For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is hereby incorporated by reference.

The section titled “Corporate Governance” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were met in a timely manner in 2015.

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

Item 11. EXECUTIVE COMPENSATION

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2015 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

(in thousands, except per share amounts)	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	10	$0.88	8,490
2005 Stock Option / Stock Issuance Plan (2)	1,635	5.41	—

Total	1,645	$5.39	8,490

(1)	The 2015 Omnibus Equity Incentive Plan was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were cancelled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule

Smith Micro’s financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

Page

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-1

(3) Exhibits

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-95096.

3.1.1	Amendment to Certificate of Incorporation dated July 11, 2000.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Amendment to Certificate of Incorporation dated August 18, 2005.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

Exhibit No.	Title	Method of Filing

3.1.3	Amendment to Certificate of Incorporation dated June 25, 2012.	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012.

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015.

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 33-95096.

3.3	Amendment to Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 33-95096.

4.2	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 33-95096.

10.2	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.3	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.4	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.

10.5	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

10.6	Form of Registration Rights Agreement dated August 15, 2014.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

Exhibit No.	Title	Method of Filing

10.7	2015 Omnibus Equity Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

(c)	Financial Statement Schedule

The Financial Statement Schedule required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 9, 2016	By:	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2016	By:	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr. William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2016

/s/ Steven M. Yasbek Steven M. Yasbek	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016

/s/ Andrew Arno Andrew Arno	Director	March 9, 2016

/s/ Thomas G. Campbell Thomas G. Campbell	Director	March 9, 2016

/s/ Steven Elfman Steven Elfman	Director	March 9, 2016

/s/ Samuel Gulko Samuel Gulko	Director	March 9, 2016

/s/ Gregory J. Szabo Gregory J. Szabo	Director	March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

March 9, 2016

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$8,819	$10,165
Short-term investments	4,078	2,880
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $201 (2015) and $602 (2014)	8,145	8,216
Income tax receivable	13	706
Inventories, net of reserves for excess and obsolete inventory of $158 (2015) and $151 (2014)	39	97
Prepaid expenses and other current assets	692	765

Total current assets	21,786	22,829
Equipment and improvements, net	2,492	4,273
Other assets	195	214
Deferred tax asset	—	74

Total assets	$24,473	$27,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,708	$1,521
Accrued liabilities	5,064	5,752
Deferred revenue	440	1,498
Deferred tax liability	—	74

Total current liabilities	7,212	8,845
Non-current liabilities:
Deferred rent and other long term liabilities	3,235	3,643

Total non-current liabilities	3,235	3,643
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 45,729,272 and 45,000,891 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	46	45
Additional paid-in capital	224,867	223,141
Accumulated comprehensive deficit	(210,887)	(208,284)

Total stockholders’ equity	14,026	14,902

Total liabilities and stockholders’ equity	$24,473	$27,390

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

	Year ended December 31,
	2015	2014	2013
Revenues	$39,507	$36,979	$42,675
Cost of revenues	8,152	9,317	9,707

Gross profit	31,355	27,662	32,968
Operating expenses:
Selling and marketing	8,902	9,559	15,675
Research and development	13,863	14,192	21,305
General and administrative	11,128	13,218	18,216
Restructuring expenses	—	2,435	5,602

Total operating expenses	33,893	39,404	60,798

Operating loss	(2,538)	(11,742)	(27,830)
Interest and other income (expense), net	4	(8)	30

Loss before provision for income taxes	(2,534)	(11,750)	(27,800)
Provision for income tax expense	68	49	153

Net loss	(2,602)	(11,799)	(27,953)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	(1)	—	7
Income tax expense related to items of other comprehensive income	—	—	—

Other comprehensive income (expense), net of tax	(1)	—	7

Comprehensive loss	$(2,603)	$(11,799)	$(27,946)

Net loss per share:
Basic and diluted	$(0.06)	$(0.29)	$(0.76)

Weighted average shares outstanding:
Basic and diluted	45,946	40,649	36,982

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	income (deficit)	Total
BALANCE, December 31, 2012	35,873	$36	$211,165	$(168,539)	$42,662
Non cash compensation recognized on stock options and ESPP	—	—	168	—	168
Restricted stock grants, net of cancellations	1,179	1	3,364	—	3,365
Cancellation of shares for payment of withholding tax	(96)	—	(114)	—	(114)
Employee stock purchase plan	38	—	36	—	36
Comprehensive loss	—	—	—	(27,946)	(27,946)

BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171
Exercise of common stock options	4	—	6	—	6
Non cash compensation recognized on stock options and ESPP	—	—	157	—	157
Restricted stock grants, net of cancellations	1,421	1	3,494	—	3,495
Cancellation of shares for payment of withholding tax	(292)	—	(391)	—	(391)
Employee stock purchase plan	27	—	21	—	21
Issuance of common stock in a private placement	6,846	7	5,235		5,242
Comprehensive loss	—	—	—	(11,799)	(11,799)

BALANCE, December 31, 2014	45,000	$45	$223,141	$(208,284)	$14,902
Exercise of common stock options	8	—	10	—	10
Non cash compensation recognized on stock options and ESPP	—	—	186	—	186
Restricted stock grants, net of cancellations	1,091	1	1,966	—	1,967
Cancellation of shares for payment of withholding tax	(394)	—	(458)	—	(458)
Tax benefit deficiencies related to restricted stock expense	—	—	5	—	5
Employee stock purchase plan	24	—	17	—	17
Comprehensive loss	—	—	—	(2,603)	(2,603)

BALANCE, December 31, 2015	45,729	$46	$224,867	$(210,887)	$14,026

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(2,602)	$(11,799)	$(27,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,904	2,931	4,006
Long-lived assets write-off due to restructuring	—	—	1,011
Loss on disposal of fixed assets	1	—	—
Provision for adjustments to accounts receivable and doubtful accounts	31	347	730
Provision for excess and obsolete inventory	48	124	76
Tax benefits from stock-based compensation	(5)	—	—
Non cash compensation related to stock options and restricted stock	2,158	3,652	3,533
Deferred income taxes	—	(2)	—
Change in operating accounts:
Accounts receivable	40	(1,000)	660
Income tax receivable	688	(7)	(18)
Inventories	10	(54)	(67)
Prepaid expenses and other assets	92	114	(9)
Accounts payable and accrued liabilities	(1,362)	(2,189)	2,429
Deferred revenue	(1,058)	1,034	(972)

Net cash used in operating activities	(55)	(6,849)	(16,574)

Investing activities:
Capital expenditures	(124)	(216)	(829)
Sales (purchases) of short-term investments	(1,199)	198	10,257

Net cash provided by (used in) investing activities	(1,323)	(18)	9,428

Financing activities:
Cash received from issuance of common stock, net of offering costs	—	5,242	—
Cash received from stock sale for employee stock purchase plan	17	21	36
Cash received from exercise of stock options	10	6	—
Tax benefits received from stock-based compensation	5	—	—

Net cash provided by financing activities	32	5,269	36

Net decrease in cash and cash equivalents	(1,346)	(1,598)	(7,110)
Cash and cash equivalents, beginning of period	10,165	11,763	18,873

Cash and cash equivalents, end of period	$8,819	$10,165	$11,763

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17	$75	$165

Change in unrealized gain (loss) on short-term investments	$(1)	$—	$7

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro provides software to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure high quality of service for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent device software, along with premium voice, video and messaging applications, we create new opportunities to engage consumers and monetize mobile services. In addition to wireless solutions, Smith Micro develops 2D/3D graphics software used by professional artists, animators, illustrators, and designers worldwide.

Smith Micro’s mission is to help our customers thrive in a connected world. Over the past three decades, we have developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications. Our wireless software is used by Tier 1 mobile network operators, cable providers, and device manufacturers, as well as enterprise companies across a wide range of industries, helping these businesses capitalize on the growth of connected consumers and the Internet of Things (“IoT”). Specifically, we help our customers:

•	optimize networks, reduce operational costs, and deliver “best-connected” user experiences;

•	manage mobile devices over the air for maximum performance, efficiency and reliability;

•	provide greater insight into user experience to improve service quality and customer loyalty;

•	engage and grow high-value relationships with their customers using smartphones.

We continue to innovate and evolve our business to take advantage of industry trends and emerging markets, such as “Big Data” analytics, the explosion of Wi-Fi hotspots, and business-to-consumer (“B2C”) mobile marketing and advertising. The key to our longevity, however, is not simply technology innovation, but a never-ending focus on customer value.

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

Significant Concentrations

For the year ended December 31, 2015, two customers, each accounting for over 10% of revenues, made up 76.7% of revenues and 83% of accounts receivable, and one service provider with more than 10% of purchases totaled 24% of accounts payable. For the year ended December 31, 2014, two customers, each accounting for over 10% of revenues, made up 79.2% of revenues and 87% of accounts receivable, and one service provider with more than 10% of purchases totaled 27% of accounts payable. For the year ended December 31, 2013, three customers, each accounting for over 10% of revenues, made up 77.5% of revenues and 83% of accounts receivable, and one service provider with more than 10% of purchases totaled 28% of accounts payable.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of December 31, 2015 and 2014, bank balances totaling approximately $8.5 million and $9.9 million, respectively, were uninsured.

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

Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2015 and 2014, our net inventory of $39,000 and $97,000, respectively, consisted mostly of components.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2015, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Deferred Rent and Other Long-Term Liabilities

The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents, lease incentives included in deferred rent, restructuring expenses, and sublease deposits.

Revenue Recognition

We currently report our net revenues under two operating groups: Wireless and Graphics. Within each of these groups, software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable as required by FASB ASC Topic No. 985-605, Software-Revenue Recognition. We recognize revenues from sales of our software to our customers or end users as completed products are shipped and title passes or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. For Wireless sales, returns from customers are limited to defective goods or goods shipped in error. Historically, customer returns have not exceeded the very nominal estimates and reserves. We also provide some technical support to our customers. Such costs have historically been insignificant.

We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases, to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. We have established VSOE for our post contract support services and non-recurring engineering.

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

For Graphics (formerly Productivity & Graphics) sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.2 million, $0.5 million and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Net Income (Loss) Per Share

The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earning Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	($2,602)	($11,799)	($27,953)

Denominator:
Weighted average shares outstanding - basic	45,946	40,649	36,982
Potential common shares - options (treasury stock method)	—	—	—

Weighted average shares outstanding - diluted	45,946	40,649	36,982

Shares excluded (anti-dilutive)	70	150	2

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,132	1,511	2,150

Net loss per common share:
Basic	($0.06)	($0.29)	($0.76)

Diluted	($0.06)	($0.29)	($0.76)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued final guidance in Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis.

The Company is early adopting this standard for the interim and annual period ending December 31, 2015 on a prospective basis. As such, prior periods were not retrospectively adjusted. Due to the Company’s full valuation allowance on its deferred tax assets, the nature of the change on the balance sheet is not significant.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We will be evaluating the impact of this guidance on our consolidated financial statements.

2. Restructuring

2014 Restructuring

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20%, and reduce its overall cost structure by approximately $2.0 million per quarter. The restructuring plan resulted in special charges totaling $1.8 million recorded during the three-month period ended June 30, 2014. These charges were for non-cash stock-based compensation expense of $1.3 million, severance costs for affected employees of $0.4 million, and other related costs of $0.1 million.

2013 Restructuring

On July 25, 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involved a realignment of organizational structures, facility consolidations/closures, and headcount reductions of approximately 26% of the Company’s worldwide workforce. The restructuring plan was implemented primarily during the three-month period ended September 30, 2013 and resulted in annualized savings of approximately $16.0 million.

The restructuring plan resulted in special charges totaling $5.6 million recorded in the year ended December 31, 2013. These charges were for lease/rental terminations of $3.3 million, severance costs for affected employees of $1.1 million, equipment, and improvements write-offs as a result of our lease/rental terminations of $1.0 million and other related costs of $0.2 million.

In the year ended December 31, 2014, we increased the reserve by $0.6 million due to changes in our assumptions on future sublease income on our lease terminations of $0.8 million, partially offset by adjustments to our one-time employee termination benefits.

Following is the activity in our restructuring liability for the year ended December 31, 2015 (in thousands):

	December 31, 2014			December 31, 2015
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	$2,800	$(13)	$(664)	$2,123
Datacenter consolidation, other	89	13	(16)	86

Total	$2,889	$—	$(680)	$2,209

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

	December 31, 2015			December 31, 2014
	Amortized cost basis	Gross unrealized loss	Fair value	Amortized cost basis	Gross unrealized loss	Fair value
Corporate bonds and notes	$—	$—	$—	$1,000	$(1)	$999
Government securities/money market	4,080	(2)	4,078	1,881	—	1,881

Total	$4,080	$(2)	$4,078	$2,881	$(1)	$2,880

There were no realized gains (losses) recognized in interest and other income for the years ended December 31, 2015, 2014, and 2013.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2015	2014
Computer hardware, software, and equipment	$16,288	$16,143
Leasehold improvements	5,170	5,170
Office furniture and fixtures	1,214	1,213

	22,672	22,526
Less accumulated depreciation and amortization	(20,180)	(18,253)

Equipment and improvements, net	$2,492	$4,273

Depreciation and amortization expense on equipment and improvements was $1.9 million, $2.9 million and $4.0 million for the years ended December 31, 2015, 2014, and 2013 respectively.

Other Assets

These are office rent deposits.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Salaries and benefits	$2,723	$2,779
Restructuring	442	912
Pennsylvania grant liability	1,000	1,000
Royalties and revenue sharing	643	835
Income taxes	205	160
Marketing expenses, rebates, and other	51	66

Total accrued liabilities	$5,064	$5,752

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred rent	$1,402	$1,643
Restructuring - beyond one year	1,767	1,977
Sublease deposits	66	23

Total deferred rent and other long-term liabilities	$3,235	$3,643

4. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(2,651)	$(11,867)	$(27,968)
Foreign	117	117	168

Total loss before provision for income taxes	$(2,534)	$(11,750)	$(27,800)

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	5	5	(19)
Foreign	63	44	172

Total current	68	49	153

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision	$68	$49	$153

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the profit before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	(20.4)	1.2	4.0
Equity compensation	(13.7)	(6.6)	(3.0)
International tax items	(4.6)	0.1	0.1
Foreign taxes	(2.5)	(0.4)	(0.6)
Other	(10.6)	(2.5)	2.5
Miscellaneous	(1.1)	0.0	0.0
Change in valuation allowance	15.2	(27.5)	(39.0)

	(2.7)%	(0.7)%	(1.0)%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred income tax assets
Net operating loss carry forwards	$48,003	$44,754
Credit carry forwards	3,708	3,708
Fixed Assets	1,181	1,466
Intangibles	19,588	23,029
Equity based compensation	311	279
Nondeductible accruals	1,977	2,382
Various reserves	142	149
Other	56	51
Valuation Allowance	(74,907)	(75,744)

Total deferred income taxes - net	59	74

Deferred income tax liabilities
Prepaid expenses	(59)	(74)

Total deferred income liabilities	(59)	(74)

Net deferred income tax assets (liabilities)	$—	$—

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $111.2 million and $107.9 million, respectively, at December 31, 2015, to reduce future cash payments for income taxes. Of the $111.2 million of NOL carryforwards at December 31, 2015, $0.5 million relates to the excess tax benefits from employee restricted stock. Equity will be increased by $0.5 million, if and when such excess tax benefits are ultimately realized. These federal NOL carryforwards will expire from 2024 through 2035 and state NOL carryforwards will expire 2015 through 2035. The Company also had $0.5 million of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2015. These tax credits will begin to expire in 2027.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2015 and 2014, the Company had unrecognized tax benefits, including interest and penalties of approximately $0.6 million for both years.

The Company’s gross unrecognized tax benefits as of December 31, 2015 and 2014 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$592	$592
Increases/(decreases) in tax positions for the current year	—	—
Increases/(decreases) in tax positions for the prior year	—	—

Gross unrecognized tax benefits, ending balance	$592	$592

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax liabilities against gross deferred tax assets); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

After a review of the four sources of taxable income as of December 31, 2015 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2015, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $74.9 million at December 31, 2015. During fiscal year 2015, the valuation allowance on deferred tax assets decreased by $0.8 million and increased during fiscal years 2014 and 2013, by $3.2 million and $12.1 million, respectively.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years 2015 and 2014, we recognized approximately $3,000 of interest and penalties in each year. The cumulative interest and penalties at December 31, 2015 and 2014 were 47,000 and $44,000, respectively.

Unrecognized tax benefits of $0.2 million at December 31, 2015 would impact the effective tax rate. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012, 2013, and 2014 tax years. State income tax returns are subject to examination for a period of three to four years after filing. The Company closed their federal audit of the 2011 loss carry back claim during the year with no impact to the financial statements. As of December 31, 2015, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

In November 2015, the FASB issued final guidance in ASU 2015-17, Balance Sheet Classification of Deferred Taxes, that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis.

The Company is early adopting this standard for the interim and annual period ending December 31, 2015 on a prospective basis. As such, prior periods were not retrospectively adjusted. Due to the Company’s full valuation allowance on its deferred tax assets, the nature of the change on the balance sheet is not significant.

5. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,	Operating
2016	$1,863
2017	1,536
2018	1,534
2019	1,507
2020	1,519
Beyond	1,562

Total	$9,521

As of December 31, 2015, $4.8 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.5 million.

Total rent expense was $1.3 million, $1.2 million and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As a condition of our new lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received an extension of time to meet this employment commitment. The new deadline is now April 30, 2016. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we fail to meet these conditions. As such, the monies have been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received.

Litigation

The Company may become involved in various legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows, or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows, or financial position in a particular period.

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

6. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities, and management responsibility. Wireless includes our NetWise, CommSuite, and QuickLink family of products. Graphics (formerly Productivity & Graphics) includes our consumer-based products: Poser, Anime Studio, Manga Studio, MotionArtist and StuffIt.

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2015	2014	2013
Wireless	$33,553	$31,276	$35,853
Graphics	5,954	5,703	6,822

Total revenues	39,507	36,979	42,675
Cost of revenues	8,152	9,317	9,707

Gross profit	$31,355	$27,662	$32,968

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s revenues is as follows:

	Year Ended December 31,
	2015	2014	2013
Wireless:
Sprint (& affiliates)	65.4%	68.0%	53.1%
Verizon Wireless (& affiliates)	4.2%	7.8%	13.0%
Graphics:
FastSpring	11.3%	11.2%	11.4%

The customers listed above comprised 83%, 87% and 83% of our accounts receivable as of December 31, 2015, 2014, and 2013, respectively. Our major customers could reduce their orders of our products in favor of a competitor’s product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2015, 2014, and 2013, the Company operated in three geographic locations: the Americas, Asia Pacific and EMEA (Europe, the Middle East, and Africa). Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Americas	$39,008	$35,689	$38,532
Asia Pacific	260	326	928
EMEA	239	964	3,215

Total revenues	$39,507	$36,979	$42,675

The Company does not separately allocate specific assets to these geographic locations.

7. Profit Sharing

The Company offers its employees a 401(k) plan, in which the Company matches the employee contribution at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

8. Stock-Based Compensation

Stock Plans

On June 18, 2015, our Shareholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”). The 2015 OEIP, which became effective the same date, replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under that Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 8,500,000 shares.

The 2015 Plan provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and not full value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares and not full value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a period following termination. In general, options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2015, 2014, and 2013, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of stock options	$0.77	$0.57	$0.63
Assumptions
Risk-free interest rate (weighted average)	1.1%	1.2%	0.6%
Expected dividend yield	—	—	—
Weighted average expected life (years)	4	4	4
Volatility (weighted average)	83.5%	82.9%	68.1%
Forfeiture rate	23.3%	25.5%	11.4%

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

Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2015, a total of 75,000 shares of restricted stock, with a total value of $0.1 million, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12 months. In addition, 1.3 million shares of restricted stock, with a total value of $2.0 million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

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

	(Ending)
Offering Period Ended	September 30,	March 31,	September 30,	March 31,	September 30,
	2015	2015	2014	2014	2013
Shares purchased for offering period	12,451	11,216	13,619	13,734	19,490
Fair value per share	$0.60	$0.43	$0.83	$0.30	$0.44
Assumptions
Risk-free interest rate (average)	0.11%	0.40%	0.80%	0.40%	0.11%
Expected dividend yield	—	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5	0.5
Volatility (average)	103.8%	109.1%	74.0%	44.0%	45.0%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$12	$13	$20
Selling and marketing	335	270	766
Research and development	644	659	809
General and administrative	1,167	1,437	1,938
Restructuring expense	—	1,273	—

Total non-cash stock compensation expense	$2,158	$3,652	$3,533

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2015 Plan as of December 31, 2015 and the activity during the years ended herein are as follows (in thousands except per share amounts):

	Shares	Weighted Ave. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	2,275	$7.02	$—

(1,474 options exercisable at a weighted average exercise price of $10.09)
Granted (weighted average fair value of $0.63)	120	$1.31
Exercised	—	$—
Cancelled	(225)	$6.52

Outstanding as of December 31, 2013	2,170	$6.76	$—

(1,573 options exercisable at a weighted average exercise price of $8.81)
Granted (weighted average fair value of $0.57)	633	$0.95
Exercised	(4)	$1.38
Cancelled	(665)	$5.98

Outstanding as of December 31, 2014	2,134	$5.29	$—

(1,291 options exercisable at a weighted average exercise price of $8.04)
Granted (weighted average fair value of $0.77)	75	$1.27
Exercised	(8)	$1.19
Cancelled	(556)	$4.05

Outstanding as of December 31, 2015	1,645	$5.39	$—

Exercisable as of December 31, 2015	1,132	$7.34	$—

Vested and expected to vest at December 31, 2015	1,593	$5.53	$—

During the year ended December 31, 2015, options to acquire 8,000 shares were exercised resulting in cash proceeds to the Company of $10,000. The weighted-average grant-date fair value of options granted during the year ended December 31, 2015 was $0.77. As of December 31, 2015, there is $3.1 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plan. At December 31, 2015, there were 8.5 million and 0 shares available for future grants under the 2015 Omnibus Equity Incentive Plan and 2005 Stock Issuance / Stock Option Plan, respectively.

Restricted Stock Awards

No restricted stock awards were granted under the 2015 Omnibus Equity Incentive Plan as of December 31, 2015.

A summary of the Company’s restricted stock awards outstanding under the 2005 Plan as of December 31, 2015, and the activity during years ended therein, are as follows (in thousands):

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2012	1,319	$4.60

Granted	1,495	$1.70
Vested	(752)	$4.43
Cancelled and forfeited	(316)	$3.00

Unvested at December 31, 2013	1,746	$2.48

Granted	1,625	$1.79
Vested	(1,442)	$2.48
Cancelled and forfeited	(204)	$1.79

Unvested at December 31, 2014	1,725	$1.91

Granted	1,375	$1.50
Vested	(1,011)	$1.95
Cancelled and forfeited	(284)	$1.67

Unvested at December 31, 2015	1,805	$1.61

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

10. Preferred Stock

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

On March 8, 2016, the Company announced that it has signed a definitive agreement to acquire Birdstep Technology’s (OSO: BIRD) Swedish subsidiary based in Stockholm. The agreement is subject to approval by Birdstep shareholders and is expected to close on or around April 1, 2016. The $2 million all-cash transaction is expected to add substantial technical resources, including engineers fully trained in wireless connectivity technology, to support the growth of Smith Micro’s business, and enables the company to expand its market presence and customer base in APAC and EMEA.

Subsequent events have been evaluated as of the date of this filing and there are no further disclosures required.

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2015 and 2014 are as follows (in thousands, except per share data):

	Year ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$10,529	$9,386	$9,586	$10,006
Gross profit	$8,411	$7,315	$7,627	$8,002
Operating income (loss)	$2	$(1,225)	$(768)	$(547)
Net income (loss)	$(10)	$(1,231)	$(770)	$(591)
Net (loss) per share, basic (1)	$(0.00)	$(0.03)	$(0.02)	$(0.01)
Weighted average shares outstanding, basic	45,501	46,257	46,160	45,860
Net (loss) per share, diluted (1)	$(0.00)	$(0.03)	$(0.02)	$(0.01)
Weighted average shares outstanding, diluted	45,501	46,257	46,160	45,860

	Year ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$8,449	$8,528	$9,448	$10,554
Gross profit	$6,029	$6,077	$7,247	$8,309
Operating (loss)	$(5,134)	$(5,681)	$(1,144)	$217
Net (loss)	$(5,167)	$(5,695)	$(1,142)	$205
Net (loss) per share, basic (1)	$(0.14)	$(0.15)	$(0.03)	$0.00
Weighted average shares outstanding, basic	37,714	38,518	41,225	45,053
Net (loss) per share, diluted (1)	$(0.14)	$(0.15)	$(0.03)	$0.00
Weighted average shares outstanding, diluted	37,714	38,518	41,225	45,053

(1)	Basic and diluted net (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2015

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for accounts receivable (1):
2015	$602	$31	$(432)	$201
2014	617	347	(362)	602
2013	482	730	(595)	617
Allowance for excess and obsolete inventory:
2015	$151	$48	$(41)	$158
2014	301	124	(274)	151
2013	352	76	(127)	301

(1)	Allowances are for retail return reserves, marketing development funds, and doubtful accounts.

S-1