Form 10-Q
period 2016-03-31
SMITH MICRO SOFTWARE INC
filed 2016-04-29
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes    ☐    No   ☒

As of April 18, 2016 there were 46,968,272 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$11,398	$8,819
Short-term investments	1,679	4,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $135 (2016) and $201 (2015)	5,459	8,145
Income tax receivable	13	13
Inventories, net of reserves for excess and obsolete inventory of $145 (2016) and $158 (2015)	27	39
Prepaid expenses and other current assets	899	692

Total current assets	19,475	21,786
Equipment and improvements, net	2,150	2,492
Other assets	196	195

Total assets	$21,821	$24,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,480	$1,708
Accrued liabilities	5,539	5,064
Deferred revenue	1,107	440

Total current liabilities	8,126	7,212
Non-current liabilities:
Deferred rent and other long-term liabilities	3,110	3,235

Total non-current liabilities	3,110	3,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 46,968,272 and 45,729,272 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	47	46
Additional paid-in capital	225,129	224,867
Accumulated comprehensive deficit	(214,591)	(210,887)

Total stockholders’ equity	10,585	14,026

Total liabilities and stockholders’ equity	$21,821	$24,473

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Revenues	$7,214	$10,529
Cost of revenues	2,113	2,118

Gross profit	5,101	8,411
Operating expenses:
Selling and marketing	2,370	2,191
Research and development	3,923	3,341
General and administrative	2,486	2,877

Total operating expenses	8,779	8,409

Operating income (loss)	(3,678)	2
Interest and other income (expense), net	(2)	(1)

Income (loss) before provision for income taxes	(3,680)	1
Provision for income tax expense	26	11

Net loss	(3,706)	(10)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	2	1

Other comprehensive income, net of tax	2	1

Comprehensive loss	$(3,704)	$(9)

Net loss per share:
Basic and diluted	$(0.08)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	46,094	45,501

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2015 (audited)	45,729	$46	$224,867	$(210,887)	$14,026

Non-cash compensation recognized on stock options and ESPP	-	-	40	-	40
Restricted stock grants, net of cancellations	1,391	1	320	-	321
Cancellation of shares for payment of withholding tax	(166)	-	(105)	-	(105)
Employee stock purchase plan	14	-	7	-	7
Comprehensive loss	-	-	-	(3,704)	(3,704)

BALANCE, March 31, 2016 (unaudited)	46,968	$47	$225,129	$(214,591)	$10,585

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(3,706)	$(10)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	426	495
Provision for doubtful accounts and other adjustments to accounts receivable	-	12
Provision for excess and obsolete inventory	3	5
Non-cash compensation related to stock options, ESPP and restricted stock	361	576
Loss on disposal of assets	2	-
Change in operating accounts:
Accounts receivable	2,686	606
Income tax receivable	-	673
Inventories	9	5
Prepaid expenses and other assets	(208)	62
Accounts payable and accrued liabilities	17	(522)
Deferred revenue	667	(1,167)

Net cash provided by operating activities	257	735

Investing activities:
Capital expenditures	(86)	(21)
Sales (purchases) of short-term investments	2,401	(919)

Net cash provided by (used in) investing activities	2,315	(940)

Financing activities:
Cash received from stock sale for employee stock purchase plan	7	8
Cash received from exercise of stock options	-	9

Net cash provided by financing activities	7	17

Net increase (decrease) in cash and cash equivalents	2,579	(188)
Cash and cash equivalents, beginning of period	8,819	10,165

Cash and cash equivalents, end of period	$11,398	$9,977

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21	$6

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1.	The Company

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

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2016, and the related statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 9, 2016.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

3.	Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued final guidance in Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and must be adopted on a modified prospective approach. Due to the Company’s full valuation allowance, the nature of the change on the balance sheet will not be significant.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that adoption will have on the consolidated financial statements.

In November 2015, the FASB issued final guidance in ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis.

The Company has early adopted this standard for the interim and annual period ending December 31, 2015 on a prospective basis. As such, prior periods were not retrospectively adjusted. Due to the Company’s full valuation allowance on its deferred tax assets, the nature of the change on the balance sheet is not significant.

                 In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(3,706)	$(10)

Denominator:
Weighted average shares outstanding - basic	46,094	45,501
Potential common shares - options (treasury stock method)	-	-

Weighted average shares outstanding - diluted	46,094	45,501

Shares excluded (anti-dilutive)	-	229

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,605	976

Net loss per common share:
Basic	($0.08)	($0.00)

Diluted	($0.08)	($0.00)

5.	Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2016, the Company granted 1.4 million shares of restricted stock with a weighted average grant date fair value of $0.68 per share. This cost will be amortized ratably over a period of 12 to 48 months.

As of March 31, 2016, there were 6.8 million shares available for future grants under the 2015 Stock Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2016 and resulted in 14,000 shares being purchased/granted at a fair value of $0.50 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cost of revenues	$2	$3
Selling and marketing	70	75
Research and development	121	169
General and administrative	168	329

Total non-cash stock compensation expense	$361	$576

Total share-based compensation for each quarter includes cash payment of income taxes related to grants of restricted stock in the amount of $0 and $32,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
●	Level 3 - Unobservable inputs which are supported by little or no market activity.

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

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of March 31, 2016 and December 31, 2015, bank balances totaling approximately $11.1 million and $8.5 million, respectively, were uninsured.

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

	March 31, 2016			December 31, 2015
	Amortized cost basis	Gross unrealized gain(loss)	Fair value	Amortized cost basis	Gross unrealized gain(loss)	Fair value
Government securities/money market	1,680	(1)	1,679	4,080	(2)	4,078

Total	$1,680	$(1)	$1,679	$4,080	$(2)	$4,078

There were no realized gains or losses for the three months ended March 31, 2016 and 2015.

9.	Accounts Receivable

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

10.	Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of March 31, 2016.

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

12.	Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, and QuickLink® family of products. Graphics includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Wireless	$5,973	$9,219
Graphics	1,241	1,310

Total revenues	$7,214	$10,529

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2016	2015
Wireless:
Sprint (& affiliates)	65.0%	64.7%
Comcast	5.6%	10.8%

Graphics:
FastSpring	13.6%	9.5%

The three customers listed above comprised 84% and 90% our accounts receivable as of March 31, 2016 and 2015, respectively.

Geographical Information

During the three months ended March 31, 2016 and 2015, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Americas	$7,142	$10,312
EMEA	62	52
Asia Pacific	10	165

Total Revenues	$7,214	$10,529

The Company does not separately allocate specific assets to these geographic locations.

13. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2016 are as follows (in thousands):

Year Ending December 31,	Operating
2016-9 months remaining	$1,328
2017	1,536
2018	1,534
2019	1,507
2020	1,519
2021	1,530
Beyond	33

Total	$8,987

As of March 31, 2016, $4.6 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.4 million.

Rent expense under operating leases was $0.3 million for both the three months ended March 31, 2016 and 2015.

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

After a review of the four sources of taxable income as of December 31, 2015 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2015, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $74.9 million, as of March 31, 2016.

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

Following is the activity in our restructuring liability account for the period ended March 31, 2016 (in thousands):

	December 31, 2015			March 31, 2016
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	2,123	-	(83)	2,040
Relocation, move, transition travel, other	86	-	-	86

Total (1)	$2,209	$-	$(83)	$2,126

(1)	$0.4 million is included in accrued liabilities and $1.7 million is included in deferred rent and other long-term liabilities.

16.	Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

On April 7, 2016, pursuant to the Share Purchase Agreement, dated as of March 8, 2016 , by and between Smith Micro Software, Inc. (the “Company”) and Birdstep Technology ASA (“Birdstep”), the Company completed its previously announced acquisition of 100% of the outstanding capital stock of Birdstep’s wholly owned Swedish subsidiary, Birdstep Technology AB (the “Acquisition”). Pursuant to the terms of the Share Purchase Agreement, the Company paid a net purchase price of $2 million in cash to Birdstep at the closing. Concurrently with the closing of the Acquisition, the Company entered into a Transitional Services Agreement with Birdstep. As a result of the Acquisition, Birdstep Technology AB has become a wholly-owned subsidiary of the Company. Approximately 21 employees will continue as employees of Birdstep Technology AB following the Closing. The Company has evaluated this acquisition and concluded that separate financial statements for Birdstep and pro forma financial information for the transaction are not required to be filed under SEC regulation S-X 8-04 and 8-05.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

●	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;
●	our ability to become and remain profitable;
●	the risk of being delisted from NASDAQ if our stock does not trade over $1.00 per share for 10 straight business days or if we fail to meet any of the other listing requirements;
●	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;
●	changes in demand for our products from our key customers and their end users;
●	the intensity of the competition and our ability to successfully compete;
●	the pace at which the market for new products develop;
●	our ability to hire and retain key personnel;
●	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
●	our ability to establish and maintain strategic relationships with our customers;
●	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
●	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
●	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;
●	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
●	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and
●	those additional factors which are listed under the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

Smith Micro provides software solutions to simplify and enhance the mobile experience. As a leader in wireless connectivity, our applications ensure the best Quality of Experience for mobile users while optimizing networks for wireless service providers and enterprises. Using our intelligent policy-on-device platform, along with premium voice, video and content monetization services, we create new opportunities to engage consumers and capitalize on the growth of connected devices. In addition to wireless and mobility software, Smith Micro develops and distributes personal, professional, and educational graphics products and tools for consumers, artists, animators and designers worldwide.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2016	2015
Wireless:
Sprint (& affiliates)	65.0%	64.7%
Comcast	5.6%	10.8%

Graphics:
FastSpring	13.6%	9.5%

The three customers listed above comprised 84% and 90% our accounts receivable as of March 31, 2016 and 2015, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2016 and 2015. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of revenues	29.3	20.1

Gross profit	70.7	79.9
Operating expenses:
Selling and marketing	32.8	20.8
Research and development	54.4	31.8
General and administrative	34.5	27.3

Total operating expenses	121.7	79.9

Operating income (loss)	(51.0)	0.0
Interest and other income, net	-	-

Income (loss) before provision for income taxes	(51.0)	0.0
Provision for income tax expense	0.4	0.1

Net loss	(51.4)%	(0.1)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

●	Wireless, which includes our NetWise®, CommSuite®, and QuickLink® family of products; and

●	Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist® and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Wireless	$5,973	$9,219
Graphics	1,241	1,310

Total revenues	7,214	10,529

Cost of revenues	2,113	2,118

Gross profit	$5,101	$8,411

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues. Revenues were $7.2 million and $10.5 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $3.3 million, or 31.5%. Wireless revenues decreased $3.2 million, or 35.2%, primarily due to decreases in our NetWise product line of $2.0 million, primarily sold to Sprint and Comcast. QuickLink decreased $0.8 million as the legacy connection manager business continues to decline and CommSuite decreased $0.4 million. Graphics revenues decreased $0.1 million, or 5.3%. While we have launched new wireless products, the volume and timing of future revenues are difficult to predict.

Cost of revenues. Cost of revenues were flat at $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Gross profit. Gross profit was $5.1 million, or 70.7% of revenues for the three months ended March 31, 2016, a decrease of $3.3 million, or 39.4%, from $8.4 million, or 79.9% of revenues for the three months ended March 31, 2015. The 9.2 percentage point decrease was primarily due to lower revenues and product mix.

Selling and marketing. Selling and marketing expenses were $2.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $0.2 million, or 8.2%. This increase was primarily due to higher consulting and advertising expenses. Stock-based compensation remained flat at $0.1 million for both three months ended March 31, 2016 and 2015.

Research and development. Research and development expenses were $3.9 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $0.6 million, or 17.4%. This increase was primarily due to increased headcount to support all of our new projects. Stock-based compensation was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $0.1 million.

General and administrative. General and administrative expenses were $2.5 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $0.4 million, or 13.6%. This decrease was primarily due to lower space and occupancy costs of $0.1 million and other reduced spending of $0.1 million. Stock-based compensation was $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $0.2 million.

Liquidity and Capital Resources

At March 31, 2016, we had $13.1 million in cash and cash equivalents and short-term investments and $11.3 million of working capital.

Based on the Company’s current financial revenue and profit projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months. If market acceptance of our strategy and products is slower than anticipated, then we will need to:

●

raise additional funds to support the Company’s operations. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted;

●	undertake additional restructuring to lower costs to bring them in line with actual revenues; and
●	review strategic alternatives for one or more of our product lines.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Operating activities

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2016. We received $2.7 million from accounts receivable, $0.7 million from deferred revenue, and non-cash expenses including stock-based compensation of $0.4 million and depreciation and amortization of $0.4 million. This was partially offset by our net loss of $3.7 million and increases in prepaid expenses and other assets of $0.2 million.

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

Investing activities

During the three months ended March 31, 2016, we had sales of short-term investments of $2.4 million.

During the three months ended March 31, 2015, we had purchases of short-term investments of $0.9 million.

Financing activities

During the three months ended March 31, 2016 and 2015, we received a de minimis amount from the stock sale for our employee stock purchase plan and the exercise of stock options.

Contractual obligations and commercial commitments

As of March 31, 2016, we had no debt. The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,987	$1,711	$3,063	$3,032	$1,181
Purchase Obligations	1,295	1,295	-	-	-

Total	$10,282	$3,006	$3,063	$3,032	$1,181

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

For Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end-users are recognized upon shipment. End users have a thirty day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of March 31, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued final guidance in Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and must be adopted on a modified prospective approach. Due to the Company’s full valuation allowance, the nature of the change on the balance sheet is not significant.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that adoption will have on the consolidated financial statements.

In November 2015, the FASB issued final guidance in ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis.

The Company has early adopted this standard for the interim and annual period ending December 31, 2015 on a prospective basis. As such, prior periods were not retrospectively adjusted. Due to the Company’s full valuation allowance on its deferred tax assets, the nature of the change on the balance sheet is not significant.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At March 31, 2016, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For both the three months ended March 31, 2016 and 2015, our revenues denominated in foreign currencies were de minimis. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 9, 2016 (the “Form 10-K”). The risks set forth in our Form 10-K are not the only ones that we face. Additional risks that are not known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed and the trading price of our common stock could decline. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016
February 1-29, 2016
March 1-31, 2016	165,666 (a)	$0.63
Total	165,666	$0.63

The above table includes:

(a)          Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 165,666 shares during the periods set forth in the table.

Item 6.	Exhibits

2.1

Share Purchase Agreement, dated March 8, 2016, by and between Smith Micro Software, Inc. and Birdstep Technology ASA. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016, and incorporated herein by reference).

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

SMITH MICRO SOFTWARE, INC.

April 29, 2016	By /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2016	By /s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)