Form 10-Q
period 2016-06-30
SMITH MICRO SOFTWARE INC
filed 2016-07-29
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016 there were 49,296,165 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,410	$8,819
Short-term investments	720	4,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $141 (2016) and $201 (2015)	5,444	8,145
Income tax receivable	18	13
Inventories, net of reserves for excess and obsolete inventory of $146 (2016) and $158 (2015)	24	39
Prepaid expenses and other current assets	1,211	692

Total current assets	13,827	21,786
Equipment and improvements, net	1,904	2,492
Goodwill	1,874	—
Intangible assets, net	613	—
Other assets	199	195

Total assets	$18,417	$24,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,740	$1,708
Accrued liabilities	5,007	5,064
Deferred revenue	1,069	440

Total current liabilities	7,816	7,212
Non-current liabilities:
Deferred rent and other long-term liabilities	2,970	3,235

Total non-current liabilities	2,970	3,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 46,853,150 and 45,729,272 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	47	46
Additional paid-in capital	225,455	224,867
Accumulated comprehensive deficit	(217,871)	(210,887)

Total stockholders’ equity	7,631	14,026

Total liabilities and stockholders’ equity	$18,417	$24,473

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$7,459	$9,386	$14,673	$19,915
Cost of revenues	1,913	2,071	4,026	4,189

Gross profit	5,546	7,315	10,647	15,726
Operating expenses:
Selling and marketing	2,478	2,228	4,848	4,419
Research and development	4,107	3,447	8,030	6,788
General and administrative	2,870	2,865	5,356	5,742

Total operating expenses	9,455	8,540	18,234	16,949

Operating loss	(3,909)	(1,225)	(7,587)	(1,223)
Change in fair value of contingent liability	657	—	657	—
Interest and other income (expense), net	(17)	—	(19)	(1)

Loss before provision for income taxes	(3,269)	(1,225)	(6,949)	(1,224)
Provision for income tax expense	11	6	37	17

Net loss	(3,280)	(1,231)	(6,986)	(1,241)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	—	2	1

Other comprehensive income, net of tax	—	—	2	1

Comprehensive loss	$(3,280)	$(1,231)	$(6,984)	$(1,240)

Net loss per share:
Basic and diluted	$(0.07)	$(0.03)	$(0.15)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	46,964	46,257	46,529	45,881

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional paid-in capital	Accumulated comprehensive deficit	Total
	Common stock
	Shares	Amount
BALANCE, December 31, 2015 (audited)	45,729	$46	$224,867	$(210,887)	$14,026
Non-cash compensation recognized on stock options and ESPP	—	—	76	—	76
Restricted stock grants, net of cancellations	1,391	1	688	—	689
Cancellation of shares for payment of withholding tax	(281)	—	(183)	—	(183)
Employee stock purchase plan	14	—	7	—	7
Comprehensive loss	—	—	—	(6,984)	(6,984)

BALANCE, June 30, 2016 (unaudited)	46,853	$47	$225,455	$(217,871)	$7,631

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,986)	$(1,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779	970
Change in fair value of contingent liability	(657)	—
Provision for doubtful accounts and other adjustments to accounts receivable	—	(291)
Provision for excess and obsolete inventory	4	31
Non-cash compensation related to stock options, ESPP and restricted stock	765	1,099
Loss on disposal of assets	18	—
Change in operating accounts:
Accounts receivable	2,800	(90)
Income tax receivable	98	664
Inventories	11	—
Prepaid expenses and other assets	(212)	(295)
Accounts payable and accrued liabilities	(460)	(968)
Deferred revenue	143	(1,385)

Net cash used in operating activities	(3,697)	(1,506)

Investing activities:
Acquisition of Birdstep Technology, net of cash received	(1,927)	—
Capital expenditures	(152)	(63)
Sales (purchases) of short-term investments	3,360	(1,440)

Net cash provided by (used in) investing activities	1,281	(1,503)

Financing activities:
Cash received from stock sale for employee stock purchase plan	7	8
Cash received from exercise of stock options	—	10

Net cash provided by financing activities	7	18

Net decrease in cash and cash equivalents	(2,409)	(2,991)
Cash and cash equivalents, beginning of period	8,819	10,165

Cash and cash equivalents, end of period	$6,410	$7,174

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$32	$12

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2016, and the related statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2016 and 2015 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

3. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued final guidance in Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and must be adopted on a modified prospective approach. Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the balance sheet will not be significant.

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

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments as part of the Board’s Simplification Initiative. This Update requires:

•	An acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.

•	An acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects resulting from the change to the provisional amounts. This effect is required to be calculated as if the accounting had been completed at the acquisition date.

•	An entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The guidance was effective for financial statements issued for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company will adopt this standard going forward and it is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

4. Acquisitions

Birdstep Technology AB

On April 7, 2016, pursuant to the Share Purchase Agreement, dated as of March 8, 2016, by and between Smith Micro Software, Inc. (the “Company”) and Birdstep Technology ASA (“Birdstep”), the Company completed its previously announced acquisition of 100% of the outstanding capital stock of Birdstep’s wholly owned Swedish subsidiary, Birdstep Technology AB (the “Acquisition”). Pursuant to the terms of the Share Purchase Agreement, the Company paid a net purchase price of $2,000,000 in cash to Birdstep at the closing. As a result of the Acquisition, Birdstep Technology AB has become a wholly-owned subsidiary of the Company. Approximately 18 employees continued as employees of Birdstep Technology AB following the Closing. Acquisition-related costs of $0.1 million were recorded as expense in the six months ended June 30, 2016 in the general and administrative section of the consolidated statement of operations.

The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$2,883
Less: Reimbursement of cash on hand at closing	(883)

Total purchase price	$2,000

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$73
Accounts receivable	99
Income tax receivable	103
Prepaids and other current assets	311
Equipment and improvements	30
Intangible assets	640
Goodwill	1,874

Total assets	$3,130

Liabilities:
Accounts payable	$223
Accrued liabilities	421
Deferred revenue	486

Total liabilities	$1,130

Total purchase price	$2,000

The results of operations of Birdstep Technology AB have been included in the Company’s consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.

5. Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(3,280)	$(1,231)	$(6,986)	$(1,241)

Denominator:
Weighted average shares outstanding—basic	46,964	46,257	46,529	45,881
Potential common shares—options (treasury stock method)	—	—	—	—

Weighted average shares outstanding—diluted	46,964	46,257	46,529	45,881

Shares excluded (anti-dilutive)	—	134	—	164

Shares excluded due to an exercise price greater than weighted average stock price for the period	1,470	1,534	1,470	1,489

Net loss per common share:
Basic	($0.07)	($0.03)	($0.15)	($0.03)

Diluted	($0.07)	($0.03)	($0.15)	($0.03)

6. Stock-Based Compensation

Stock Plans

During the six months ended June 30, 2016, the Company granted 1.4 million shares of restricted stock with a weighted average grant date fair value of $0.68 per share. This cost will be amortized ratably over a period of 12 to 48 months.

As of June 30, 2016, there were 6.8 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2016 and resulted in 14,000 shares being purchased/granted at a fair value of $0.50 per share. The next six-month offering period began on April 1, 2016 and will end on September 30, 2016. These shares will have a fair value of $0.50 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenues	$—	$3	$2	$6
Selling and marketing	84	83	154	158
Research and development	127	151	248	320
General and administrative	194	286	361	615

Total non-cash stock compensation expense	$405	$523	$765	$1,099

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock in the amount of $0 and $22,000 for the three month periods ended June 30, 2016 and 2015, respectively. The cash payments of income taxes related to grants of restricted stock totaled $0 and $54,000 for the six month periods ended June 30, 2016 and 2015, respectively.

7. Fair Value of Financial Instruments

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

8. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less.    As of June 30, 2016 and December 31, 2015, bank balances totaling approximately $6.1 million and $8.5 million, respectively, were uninsured.

9. Short-Term Investments

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

	Amortized cost basis	June 30, 2016 Gross unrealized gain(loss)	Fair value	Amortized cost basis	December 31, 2015 Gross unrealized gain(loss)	Fair value
Government securities/money market	720	—	720	4,080	(2)	4,078

Total	$720	$—	$720	$4,080	$(2)	$4,078

There were no realized gains or losses for the six months ended June 30, 2016 and 2015.

10. Accounts Receivable

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

11. Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of June 30, 2016 and June 30, 2015.

12. Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

13. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

14. Intangible Assets

The following table sets forth our acquired assets by major asset class as of June 30, 2016 and December 31, 2015 (in thousands except for useful life data):

		June 30, 2016			December 31, 2015
	Useful life (years)	Gross	Accumulated amortization	Net book value	Gross	Accumulated amortization	Net book value
Purchased technology	6	$190	$(8)	$182	$—	$—	$—
Customer relationships	6	450	(19)	431	—	—	—

Total		$640	$(27)	$613	$—	$—	$—

Intangible assets amortization expense was $27,000 for the three and six months ended June 30, 2016, respectively, and $0 for the three and six months ended June 30, 2015, respectively.

Future amortization expense related to intangible assets as of June 30, 2016 are as follows (in thousands):

Year Ending December 31,
2016-6 months remaining	$53
2017	107
2018	107
2019	107
2020	107
Beyond	132

Total	$613

15. Segment, Customer Concentration and Geographical Information

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

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Wireless	$6,303	$7,887	$12,276	$17,106
Graphics	1,156	1,499	2,397	2,809

Total revenues	$7,459	$9,386	$14,673	$19,915

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Wireless:
Sprint (& affiliates)	64.6%	65.2%	64.8%	64.9%
Graphics:
FastSpring	11.1%	10.4%	12.3%	9.9%

The two customers listed above comprised 81% and 85% our accounts receivable as of June 30, 2016 and 2015, respectively.

Geographical Information

During the three and six months ended June 30, 2016 and 2015, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Americas	$7,302	$9,253	$14,444	$19,565
EMEA	103	73	164	125
Asia Pacific	54	60	65	225

Total revenues	$7,459	$9,386	$14,673	$19,915

The Company does not separately allocate specific assets to these geographic locations.

16. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2016 are as follows (in thousands):

Year Ending December 31,	Operating
2016-6 months remaining	$1,165
2017	2,369
2018	2,405
2019	1,987
2020	1,713
2021	1,716
Beyond	33

Total	$11,388

As of June 30, 2016, $4.4 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.3 million.

Rent expense under operating leases was $0.5 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Rent expense under operating leases was $0.8 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten-year lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received an extension of time to meet this employment commitment by April 30, 2016. This grant contains conditions that would require us to return a pro-rata amount of the monies received if we failed to meet these conditions. As such, the monies had been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received. On June 27, 2016, we received a letter from the State of Pennsylvania requesting reimbursement of $0.3 million and said we earned the remaining $0.7 million of the original $1.0 million grant.

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

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale, and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

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

After a review of the four sources of taxable income as of December 31, 2015 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2015, the Company will continue to reserve its US-based deferred tax amounts, which total $74.9 million, as of June 30, 2016.

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

18. Restructuring Expenses

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

Following is the activity in our restructuring liability account for the period ended June 30, 2016 (in thousands):

	December 31, 2015			June 30, 2016
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	2,123	—	(174)	1,949
Relocation, move, transition travel, other	86	—	—	86

Total (1)	$2,209	$—	$(174)	$2,035

(1)	$0.4 million is included in accrued liabilities and $1.6 million is included in deferred rent and other long-term liabilities.

19. Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

On July 15, 2016, the Company filed a definitive proxy statement for a Special Meeting of Stockholders (the “Special Meeting”) of the Company, to be held on August 15, 2016. At the Special Meeting, our stockholders will be asked to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse split of our Common Stock at a ratio of either 1-for-3 or 1-for-4, with the exact ratio to be determined by our Board of Directors. If this proposal is approved by our stockholders at the Special Meeting, the Board (or any authorized committee of the Board) will have the authority, without further action on the part of the stockholders, to implement the reverse stock split. The Company anticipates that the reverse stock split, if approved by our stockholders, will be implemented as soon as practicable. The Board (or any authorized committee of the Board) reserves the right to abandon the reverse stock split, even if approved by the stockholders, if the Board (or any authorized committee of the Board), in its sole discretion, determines that the reverse stock split is no longer in the best interests of the Company or its stockholders.

On July 19, 2016, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding shares of iMobileMagic – Mobile Experiences, LDA, a Portuguese limited liability company. The acquisition was consummated concurrently with the execution of the Purchase Agreement. Under the terms of the Purchase Agreement, the Company paid an aggregate purchase price consisting of (i) €500,000 in cash, plus €20,238 in cash corresponding to the difference between cash and debt not acquired in the acquisition as of June 30, 2016, (ii) €500,000 in value of the Company’s common stock, totaling 814,339 shares of common stock (the “Initial Shares”), and (iii) €1,000,000 in value of the Company’s common stock, totaling 1,628,676 shares of common stock (the “Escrow Shares”), to be held in escrow pursuant to an Escrow Agreement executed with the selling shareholders and Computershare Trust Company, N.A., as escrow agent. The Escrow Shares may be repurchased by the Company for a period of two years at their original value of €1,000,000 (less the value of any Escrow Shares which may have been delivered to the Company as indemnity payment up to a maximum amount of €100,000) plus interest at an interest rate of 10% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning projected revenues, expenses, gross profit, and income, the competitive factors affecting our business, market acceptance of products, customer concentration, the success and timing of new product introductions and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Wireless:
Sprint (& affiliates)	64.6%	65.2%	64.8%	64.9%
Graphics:
FastSpring	11.1%	10.4%	12.3%	9.9%

The two customers listed above comprised 81% and 85% our accounts receivable as of June 30, 2016 and 2015, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended June 30, 2016 and 2015. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.6	22.1	27.4	21.0

Gross profit	74.4	77.9	72.6	79.0
Operating expenses:
Selling and marketing	33.2	23.8	33.1	22.2
Research and development	55.1	36.7	54.7	34.1
General and administrative	38.5	30.5	36.5	28.8

Total operating expenses	126.8	91.0	124.3	85.1

Operating loss	(52.4)	(13.1)	(51.7)	(6.1)
Change in fair value of contingent liability	8.8	—	4.5	—
Interest and other income, net	(0.2)	—	(0.1)	—

Loss before provision for income taxes	(43.8)	(13.1)	(47.3)	(6.1)
Provision for income tax expense	0.2	—	0.3	0.1

Net loss	(44.0)%	(13.1)%	(47.6)%	(6.2)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, and QuickLink® family of products; and

•	Graphics, which includes our consumer-based products: Poser®, Anime Studio®, Manga Studio®, MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Wireless	$6,303	$7,887	$12,276	$17,106
Graphics	1,156	1,499	2,397	2,809

Total revenues	7,459	9,386	14,673	19,915

Cost of revenues	1,913	2,071	4,026	4,189

Gross profit	$5,546	$7,315	$10,647	$15,726

Cost of revenues. Cost of revenues consists of direct product and assembly, maintenance, data center, royalties, and technical support expenses.

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

Change in fair value of contingent liability. This consists of the amount earned from our $1 million Pennsylvania Grant received by setting up a new facility in that State.

Interest and other income (expense), net. Interest and other income are primarily related to our average cash and short- term investment balances during the period and vary among periods. Our other excess cash is invested in short-term marketable equity and debt securities classified as cash equivalents. Interest and other expense are primarily related to the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues. Revenues were $7.5 million and $9.4 million for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $1.9 million, or 20.5%. Wireless revenues of $6.3 million decreased $1.6 million, or 20.1%, primarily due to decreases in our NetWise product line of $0.9 million due to Sprint. Our legacy connection manager business continued to decline, down $0.7 million compared to the second quarter last year. Graphics revenues decreased $0.3 million, or 22.9%. The volume and timing of future wireless revenues are difficult to predict.

Cost of revenues. Cost of revenues were $1.9 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 7.6%. This decrease was primarily due to cost reductions.

Gross profit. Gross profit was $5.5 million, or 74.4% of revenues for the three months ended June 30, 2016, a decrease of $1.8 million, or 24.2%, from $7.3 million, or 77.9% of revenues for the three months ended June 30, 2015. The 3.5 percentage point decrease was primarily due to the lower revenues.

Selling and marketing. Selling and marketing expenses were $2.5 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $0.3 million, or 11.2%. This increase was due to Birdstep acquisition. Stock-based compensation remained flat at $0.1 million for both three months ended June 30, 2016 and 2015.

Research and development. Research and development expenses were $4.1 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $0.7 million, or 19.1%. This increase was primarily due to the Birdstep acquisition of $0.3 million, consulting $0.2 million, and other cost increases of $0.2 million. Stock-based compensation remained flat at $0.1 million for both three months ended June 30, 2016 and 2015.

General and administrative. General and administrative expenses were flat at $2.9 million for the three months ended June 30, 2016 and 2015. Increases of $0.2 million due to the Birdstep acquisition were partially offset by lower depreciation and other expenses. Stock-based compensation was $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.1 million.

Change in fair value of contingent liability. This consists of the amount earned from our $1 million Pennsylvania Grant received by setting up a new facility in that State.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues. Revenues were $14.7 million and $19.9 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $5.2 million, or 26.3%. Wireless revenues decreased $4.8 million, or 28.2%. NetWise decreased $2.9 million due to Sprint of $2.1 million and Comcast of $0.8 million. Our legacy connection manager business decreased $1.5 million and CommSuite decreased $0.4 million. Graphics revenues decreased $0.4 million, or 14.7%. The volume and timing of future wireless revenues are difficult to predict.

Cost of revenues. Cost of revenues was $4.0 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 3.9%. This decrease was primarily due to cost reductions.

Gross profit. Gross profit was $10.6 million, or 72.6% of revenues for the six months ended June 30, 2016, a decrease of $5.1 million, or 32.3%, from $15.7 million, or 79.0% of revenues for the six months ended June 30, 2015. The 6.4 percentage point increase was primarily due to the lower revenues.

Selling and marketing. Selling and marketing expenses were $4.8 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $0.4 million, or 9.7%. This increase was primarily due to the Birdstep acquisition of $0.2 million, consulting of $0.1 million, and increased advertising of $0.1 million. Stock-based compensation remained flat at $0.2 million for the six months ended June 30, 2016 and 2015.

Research and development. Research and development expenses were $8.0 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $1.2 million, or 18.3%. This increase was primarily due to headcount additions of $0.7 million, the Birdstep acquisition of $0.3 million, and consulting costs of $0.3 million. Stock-based compensation decreased from $0.3 million to $0.2 million, or $0.1 million for the six months ended June 30, 2016 and 2015.

General and administrative. General and administrative expenses were $5.3 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $0.4 million, or 6.7%. This decrease was primarily due due to lower depreciation expense of $0.2 million and lower space and occupancy costs of $0.2 million, partially offset by Birdstep expenses of $0.3 million. Stock-based compensation decreased from $0.7 million to $0.4 million, or $0.3 million for the six months ended June 30, 2016 and 2015.

Change in fair value of contingent liability. This consists of the amount earned from our $1 million Pennsylvania Grant received by setting up a new facility in that State.

Liquidity and Capital Resources

At June 30, 2016, we had $7.1 million in cash and cash equivalents and short-term investments and $6.0 million of working capital. On April 7, 2016, we acquired Birdstep Technology AB (“Birdstep”) for $1.9 million in net cash.

Based on the Company’s current financial revenue and profit projections, management believes that the Company’s existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations through at least the next five months. The Company is in the process of securing a debt instrument that will raise an additional $4-6 million of cash which should be sufficient to fund operations through at least the next twelve months.

If market acceptance of our strategy and products is slower than anticipated, or if the timing of revenue is slower than anticipated, then we will need to:

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

NASDAQ Notice for Failure to Satisfy Continued Listing Rules

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 10, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days, or until March 8, 2016, to regain compliance with the minimum bid price requirement. On March 9, 2016, we were informed that NASDAQ had approved the transfer of our listing to the NASDAQ Capital Market from the NASDAQ Global Select Market effective March 11, 2016, our compliance plan and agreed to allow the continued listing of our common stock on NASDAQ until September 6, 2016, at which time we must be in compliance.

The Company has filed a Proxy Statement calling for a Special Shareholders meeting to be held on August 15, 2016 in order to approve a reverse stock split of 1 for 3, or 1 for 4. This action should enable us to remain listed on NASDAQ by having our stock trade at over $1.00 per share for 10 consecutive trading days prior to September 6.

A delisting of our common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities.

Operating activities

Net cash used in operating activities was $3.7 million for the six months ended June 30, 2016. We received $2.8 million from accounts receivable, and there were non-cash expenses for stock-based compensation of $0.8 million and depreciation and amortization of $0.8 million. This was partially offset by our net loss of $7.0 million and increases, non-cash income of $0.6 million related to our Pennsylvania grant, and increases of other working capital of $0.5 million.

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

Investing activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2016 used to acquire Birdstep for $1.9 million net cash, and capital expenditures of $0.2 million offset by sale of sale of short-term investments of $3.4 million.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2015 due to the purchase of short-term investments of $1.4 million and capital expenditures of $0.1 million.

Financing activities

During the three months ended June 30, 2016 and 2015, we received a de minimis amount from the stock sale for our employee stock purchase plan and the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

As of June 30, 2016, we had no debt. The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$11,388	$2,340	$4,739	$3,427	$882
Purchase Obligations	870	870	—	—	—

Total	$12,258	$3,210	$4,739	$3,427	$882

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 26,400 square feet of space pursuant to lease that expires on May 31, 2019. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. Internationally, we lease space in Belgrade, Serbia that expires December 31, 2021, and in Stockholm, Sweden that expires on May 31, 2019 due to the Birdstep acquisition.

In February 2015, we signed an addendum to sublease approximately 19,965 square feet of our Pittsburgh, Pennsylvania facility for a term that expires on December 31, 2021, which is concurrent with our current lease.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of the space commencing on September 15, 2014 for a three-year period, with two, two-year renewal options. The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

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

Recent Accounting Guidance

See Note 3 – Accounting Policies of the Notes to the Financial Statements for further discussion.

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

On occasion, we enter into fixed fee arrangements, i.e., for trials, in which customer payments are tied to the achievement of specific milestones. Revenue for these contracts is recognized based on customer acceptance of certain milestones as they are achieved. We also enter hosting arrangements that sometimes include up-front, non-refundable set-up fees. Revenue is recognized for these fees over the term of the agreement.

For Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end-users are recognized upon shipment. End users have a thirty—day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of June 30, 2016.

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over the useful lives.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At June 30, 2016, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For both the three months ended June 30, 2016 and 2015, our revenues denominated in foreign currencies were de minimis. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 9, 2016, except as follows:

If we fail to meet the requirements for continued listing on the NASDAQ Stock Market, our common stock would likely be delisted from trading on NASDAQ, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 10, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days, or until March 8, 2016, to regain compliance with the minimum bid price requirement. On March 9, 2016, we were informed that NASDAQ had approved the transfer of our listing to the NASDAQ Capital Market from the NASDAQ Global Select Market effective March 11, 2016, our compliance plan and agreed to allow the continued listing of our common stock on NASDAQ until September 6, 2016, at which time we must be in compliance.

The Company has filed a Proxy Statement calling for a Special Shareholders meeting to be held on August 15, 2016 in order to approve a reverse stock split of 1 for 3, or 1 for 4. This action should enable us to remain listed on NASDAQ by having our stock trade at over $1.00 per share for 10 consecutive trading days prior to September 6.

A delisting of our common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016
May 1-31, 2016
June 1-30, 2016	115,122	(a)	$0.69
Total	115,122		$0.69

The above table includes:

(a)	Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 115,122 shares during the periods set forth in the table.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

July 29, 2016	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2016	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)