Form 10-Q
period 2016-09-30
SMITH MICRO SOFTWARE INC
filed 2016-10-28
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 24, 2016 there were 12,324,416 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,943	$8,819
Short-term investments	1	4,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $150 (2016) and $201 (2015)	5,257	8,145
Income tax receivable	17	13
Inventories, net of reserves for excess and obsolete inventory of $148 (2016) and $158 (2015)	18	39
Prepaid expenses and other current assets	1,225	692

Total current assets	12,461	21,786
Equipment and improvements, net	1,834	2,492
Other assets	154	195
Intangible assets, net	1,241	—
Goodwill	3,368	—

Total assets	$19,058	$24,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,775	$1,708
Accrued liabilities	4,665	5,064
Warrant liability	1,761	—
Deferred revenue	591	440

Total current liabilities	8,792	7,212
Non-current liabilities:
Related-party notes payable, net of discount of $1,117 and $0, respectively	883	—
Notes payable, net of discount of $1,117 and $0, respectively	883	—
Deferred rent and other long-term liabilities	3,108	3,235

Total non-current liabilities	4,874	3,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 12,316,479 and 11,432,318 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	12	46
Additional paid-in capital	227,565	224,867
Accumulated comprehensive deficit	(222,185)	(210,887)

Total stockholders’ equity	5,392	14,026

Total liabilities and stockholders’ equity	$19,058	$24,473

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,478	$9,586	$21,151	$29,501
Cost of revenues	1,798	1,959	5,824	6,148

Gross profit	4,680	7,627	15,327	23,353
Operating expenses:
Selling and marketing	2,541	2,220	7,389	6,639
Research and development	4,174	3,480	12,204	10,268
General and administrative	2,522	2,695	7,878	8,437

Total operating expenses	9,237	8,395	27,471	25,344

Operating loss	(4,557)	(768)	(12,144)	(1,991)
Other expense:
Change in fair value of warrant liability	335	—	335	—
Change in fair value of contingent liability	11	—	668	—
Interest expense	(83)	—	(81)	—
Other income (expense), net	(9)	4	(30)	3

Loss before provision for income taxes	(4,303)	(764)	(11,252)	(1,988)
Provision for income tax expense	11	6	48	23

Net loss	(4,314)	(770)	(11,300)	(2,011)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	—	2	1

Other comprehensive income, net of tax	—	—	2	1

Comprehensive loss	(4,314)	(770)	(11,298)	(2,010)

Net loss per share:

Basic and diluted	$(0.35)	$(0.07)	$(0.96)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	12,209	11,540	11,826	11,494

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated comprehensive deficit
	Shares	Amount			Total
BALANCE, December 31, 2015 (audited)	11,432	$46	$224,867	$(210,887)	$14,026
Non-cash compensation recognized on stock options and ESPP	—	—	113	—	113
Restricted stock grants, net of cancellations	366	—	1,060	—	1,060
Cancellation of shares for payment of withholding tax	(99)	—	(257)	—	(257)
Employee stock purchase plan	7	—	13	—	13
Shares issued for iMM acquisition	611	—	1,736	—	1,736
Effects of reverse stock split	(1)	(34)	33	—	(1)
Comprehensive loss	—	—	—	(11,298)	(11,298)

BALANCE, September 30, 2016 (unaudited)	12,316	$12	$227,565	$(222,185)	$5,392

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(11,300)	$(2,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096	1,447
Amortization of debt discounts and financing issuance costs	53	—
Change in fair value of warrant liability	(335)	—
Change in fair value of contingent liability	(668)	—
Provision for doubtful accounts and other adjustments to accounts receivable	—	(289)
Provision for excess and obsolete inventory	8	34
Loss on disposal of fixed assets	27	1
Non-cash compensation related to stock options, ESPP and restricted stock	1,173	1,627
Change in operating accounts:
Accounts receivable	3,143	500
Income tax receivable	99	697
Inventories	13	(1)
Prepaid expenses and other assets	(173)	(151)
Accounts payable and accrued liabilities	(796)	(1,337)
Deferred revenue	(335)	(848)

Net cash used in operating activities	(7,995)	(331)

Investing activities:
Acquisition of Birdstep Technology, net of cash received	(1,927)	—
Acquisition of iMobileMagic, net of cash received	(558)	—
Capital expenditures	(323)	(131)
Proceeds from the sale of short-term investments	4,080	—
Purchases of short-term investments	—	(1,199)

Net cash provided by/(used) in investing activities	1,272	(1,330)

Financing activities:
Cash received from stock sale for employee stock purchase plan	13	17
Cash received from related-party notes payable, net of issuance costs ($83)	1,917	—
Cash received from notes payable, net of issuance costs ($83)	1,917	—
Cash received from exercise of stock options	—	10

Net cash provided by financing activities	3,847	27

Net decrease in cash and cash equivalents	(2,876)	(1,634)
Cash and cash equivalents, beginning of period	8,819	10,165

Cash and cash equivalents, end of period	$5,943	$8,531

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$37	$16
Supplemental schedule of non-cash investing activity:
Amortization of debt discounts and financing costs	$53	$—
Change in unrealized gain on short-term investments	$2	$1

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2016, and the related statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2016 and 2015 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

On August 15, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware for the purpose of effecting a reverse stock split (the “Reverse Split”) of the outstanding shares of the Company’s common stock at a ratio of one (1) share for every four (4) shares outstanding, so that every four (4) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. Proportionate adjustments will be made to: (i) the aggregate number of shares of Common Stock available for equity-based awards to be granted in the future under our 2015 Omnibus Equity Incentive Plan; (ii) the number of shares that would be owned upon vesting of restricted stock awards and stock options which are outstanding under our 2015 Omnibus Equity Incentive Plan and 2005 Stock Option Plan, and the exercise price of any outstanding stock options, and (iii) the number of shares of Common Stock available for purchase under our Preferred Shares Rights Agreement, dated October 16, 2015, between us and Computershare Trust Company, N.A., as rights agent. We have a total of 100,000,000 authorized shares of common stock which remained unchanged by the reverse stock split. The Reverse Split, which was approved by the Company’s stockholders at the special meeting held on August 15, 2016, was effective on August 17, 2016. The Company adjusted shareholders’ equity to reflect the reverse stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from common stock to the Additional Paid-in Capital during the third quarter of fiscal 2016, resulting in no net impact to shareholders’ equity on our consolidated balance sheets. Fractional shares were rounded down to the nearest whole share. Stockholders will receive cash in lieu of such fractional shares. All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented.

3. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued final guidance in ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and must be adopted on a modified prospective approach. Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the balance sheet will not be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

The guidance was effective for financial statements issued for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company has adopted this standard and it did not have a material impact on the Company’s consolidated financial statements.

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

4. Acquisitions

The Company applies the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to ASC 420, “Exit or Disposal Cost Obligations”, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

Uncertain income tax positions and tax-related valuation allowances that are acquired in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date, with any adjustments to the preliminary estimates being recorded to goodwill if such adjustments occur within the 12-month measurement period. Subsequent to the end of the measurement period or the Company’s final determination of the value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the consolidated statement of operations, and could have a material impact on results of operations and financial position.

iMobileMagic – Mobile Experiences, LDA

On July 19, 2016, the Company and iMobileMagic – Mobile Experiences, LDA (“IMM”), a Portuguese limited liability company, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which the Company agreed to acquire 100% of the outstanding share capital (the “Shares”) of IMM. Under the terms of the Share Purchase Agreement, the aggregate purchase price for the Shares, Shareholders Credits and the share held by Seller Marco Leal in the share capital of the Portuguese company “Fammly, Lda.”, consisted of the following consideration (collectively, the “Purchase Price”): (i) €500,000 in cash, plus €20,238 in cash corresponding to the difference between cash and debt (excluding the Shareholders Credits) of the Company as of June 30, 2016, in a total of €520,238 or equivalent value of $580,577 in cash (the “Cash Consideration”); (ii) €500,000 or equivalent value of $578,994 in value of Buyer’s common stock (the “Initial Shares”); and (iii) €1,000,000 or equivalent value of $1,157,989 in value of Buyer’s common stock to be held in escrow pursuant to the Escrow Agreement (the “Escrowed Shares”). As a result of the Acquisition, IMM has become a wholly-owned subsidiary of the Company. Approximately 16 employees continued as employees of IMM following the Closing. Acquisition-related costs of $0.2 million were recorded as expense in the nine months ended September 30, 2016 in the general and administrative section of the consolidated statement of operations.

The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$581
Common stock	1,737

Total purchase price	$2,318

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$23
Short term investments	1
Accounts receivable	156
Prepaids and other current assets	8
Intangible assets	683
Goodwill	1,524

Total assets	$2,395

Liabilities:
Accounts payable	$13
Accrued liabilities	64

Total liabilities	$77

Total purchase price	$2,318

The results of operations of iMobileMagic – Mobile Experiences, LDA have been included in the Company’s consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.

Birdstep Technology AB

On April 7, 2016, pursuant to the Share Purchase Agreement, dated as of March 8, 2016, by and between the Company and Birdstep Technology ASA (“Birdstep”), the Company completed its acquisition of 100% of the outstanding capital stock of Birdstep’s wholly owned Swedish subsidiary, Birdstep Technology AB (the “Acquisition”). Pursuant to the terms of the Share Purchase Agreement, the Company paid a net purchase price of $2,000,000 in cash to Birdstep at the closing. As a result of the Acquisition, Birdstep Technology AB became a wholly-owned subsidiary of the Company. Approximately 18 employees continued as employees of Birdstep Technology AB following the Closing. Acquisition-related costs of $0.2 million were recorded as expense in the nine months ended September 30, 2016 in the general and administrative section of the consolidated statement of operations.

The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$2,883
Less: Reimbursement of cash on hand at closing	(883)

Total purchase price	$2,000

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$73
Accounts receivable	99
Income tax receivable	103
Prepaids and other current assets	311
Equipment and improvements	30
Intangible assets	670
Goodwill	1,844

Total assets	$3,130

Liabilities:
Accounts payable	$223
Accrued liabilities	421
Deferred revenue	486

Total liabilities	$1,130

Total purchase price	$2,000

The results of operations of Birdstep Technology AB have been included in the Company’s consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.

5. Net Loss Per Share

The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(4,314)	$(770)	$(11,300)	$(2,011)

Denominator:
Weighted average shares outstanding – basic	12,209	11,540	11,826	11,494

Potential common shares – options (treasury stock method)	2	—	3	28

Weighted average shares outstanding – diluted	12,211	11,540	11,829	11,522

Shares excluded (anti-dilutive)	2	—	3	28

Shares excluded due to an exercise price greater than weighted average stock price for the period	2,062	510	2,062	380

Net loss per common share:
Basic	($0.35)	($0.07)	($0.96)	($0.17)

Diluted	($0.35)	($0.07)	($0.96)	($0.17)

6. Stock-Based Compensation

Stock Plans

During the three months ended September 30, 2016, the Company granted options to purchase 32,500 shares of common stock at $2.36 per share and 18,750 shares of restricted stock with a grant date fair value of $2.40 per share. During the nine months ended September 30, 2016, the Company granted options to purchase 32,500 shares of common stock at $2.36 per share and 375,000 shares of restricted stock with a weighted average grant date fair value of $2.70 per share. These costs will be amortized ratably over a period of 12 to 48 months.

As of September 30, 2016, there were 1.6 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended September 30, 2016 and resulted in 3,500 shares being purchased/granted at a fair value of $1.24 per share. The next six-month offering period began on October 1, 2016 and will end on March 31, 2017. These shares will have a fair value of $0.72 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenues	$—	$3	$3	$9
Selling and marketing	84	84	238	242
Research and development	128	153	375	473
General and administrative	196	287	557	903

Total non-cash stock compensation expense	$408	$527	$1,173	$1,627

Total share-based compensation for each quarter included cash payments of income taxes related to grants of restricted stock in the amount of $0 and $16,000 for the three month periods ended September 30, 2016 and 2015, respectively. The cash payments of income taxes related to grants of restricted stock totaled $0 and $70,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

7. Fair Value Measurements

The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Unobservable inputs which are supported by little or no market activity.

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

As required by FASB ASC Topic No. 820, we measure our warrant liability at fair value. Our warrant liability is classified within Level 3 as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

As required by FASB ASC Topic No. 820, we utilize quoted market prices to estimate the fair value of our fixed rate debt, when available. If quoted market prices are not available, we calculate the fair value of our fixed rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to the debt.

8. Fair Value of Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, Distinguishing Liabilities From Equity and FASB ASC 815, Derivatives and Hedging. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

At September 30, 2016 and December 31, 2015, the carrying value and the aggregate fair value of the Company’s warrant liability and long-term debt were as follows (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Warrant liability, net	$1,761	$1,761	$—	$—
Long-term debt, net	$4,000	$1,766	$—	$—

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable nor derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as a Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis is as follows (in thousands):

Balance, December 31, 2015 (audited)	$—
Issuances	2,096
Change in fair value of warrant liability	(335)

Balance, September 30, 2016 (unaudited)	$1,761

Warrant Liability

On September 2, 2016, we entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith, pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4,000,000 and five-year warrants to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $2.74 per share, and expires five years from the date of issuance. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016. We assessed the warrants and concluded that they should be recorded as a liability.

The initial fair value of the warrant liability associated with the Note and Warrant Purchase Agreement was $2.1 million, and the fair value decreased to $1.8 million as of September 30, 2016.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they are either exercised or expire. The warrants are not traded in an active securities market, and as such the estimated fair value as of September 30, 2016 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

As of September 30, 2016
Expected term	4.9 years
Common stock market price	$2.03
Risk-free interest rate	1.18%
Expected volatility	70.5%
Resulting fair value (per warrant)	$1.05

Expected volatility is based on historical volatility. Historical volatility was computed using monthly pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date.

Long-Term Debt

At September 30, 2016, the aggregate fair value and the carrying value of the Company’s long-term debt was as follows (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – related party	$2,000	$883	$—	$—
Long-term debt	2,000	883	—	—

Total long-term debt	$4,000	$1,766	$—	$—

The carrying value $1.8 million is net of debt discount of $2.2 million as of September 30, 2016.

9. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage, and have original maturity dates of three months or less. As of September 30, 2016 and December 31, 2015, bank balances totaling approximately $5.7 million and $8.5 million, respectively, were uninsured.

10. Short-Term Investments

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

	September 30, 2016			December 31, 2015

	Amortized cost basis	Gross unrealized gain(loss)	Fair value	Amortized cost basis	Gross unrealized gain(loss)	Fair value
Government securities/money market	$1	$—	$1	$4,080	$(2)	4,078

Total	$1	$—	$1	$4,080	$(2)	$4,078

There were no realized gains or losses for the three and nine months ended September 30, 2016 and 2015.

11. Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and those losses have been within management’s estimates. Allowances for product returns are included in other adjustments to accounts receivable on the consolidated balance sheets. Product returns are estimated based on historical experience and management estimations.

12. Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of September 30, 2016 and September 30, 2015.

13. Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

14. Goodwill

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

15. Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of September 30, 2016 and December 31, 2015 (in thousands except for useful life data):

		September 30, 2016			December 31, 2015
	Useful life (years)	Gross	Accumulated amortization	Net book value	Gross	Accumulated amortization	Net book value
Purchased technology	5 - 6	$265	$(20)	$245	$—	$—	$—
Customer relationships	3 - 6	999	(83)	916	—	—	—
Trademarks/trade names	2	38	(5)	33	—	—	—
Non-compete	3	51	(4)	47	—	—	—

Total		$1,353	$(112)	$1,241	$—	$—	$—

Intangible assets amortization expense was $0.1 million for the three and nine months ended September 30, 2016, respectively, and $0 for the three and nine months ended September 30, 2015, respectively.

Future amortization expense related to intangible assets as of September 30, 2016 are as follows (in thousands):

Year Ending December 31,
2016-3 months remaining	$84
2017	337
2018	328
2019	221
2020	125
Beyond	146

Total	$1,241

16. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, QuickLink®, and SafePath™ family of products. Graphics includes our consumer-based products: Poser®, Moho™ (formerly Anime Studio®), ClipStudio® (formerly Manga Studio®), MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Wireless	$5,237	$8,302	$17,513	$25,408
Graphics	1,241	1,284	3,638	4,093

Total revenues	$6,478	$9,586	$21,151	$29,501

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Wireless:
Sprint (& affiliates)	64.5%	72.8%	64.7%	67.5%
Graphics:
FastSpring	13.7%	11.2%	12.8%	10.4%

The two customers listed above comprised 81% and 86% our accounts receivable as of September 30, 2016 and 2015, respectively.

Geographical Information

During the three and nine months ended September 30, 2016 and 2015, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa) and Asia Pacific. Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Americas	$6,218	$9,514	$20,662	$29,079
EMEA	203	46	367	171
Asia Pacific	57	26	122	251

Total revenues	$6,478	$9,586	$21,151	$29,501

The Company does not separately allocate specific assets to these geographic locations.

17. Related-Party Transactions

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $2,000,000 (the “Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016. William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer. Refer to Note 19 Long-Term Debt below for additional details.

18. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2016 are as follows (in thousands):

Year Ending December 31,	Operating
2016-3 months remaining	$590
2017	2,424
2018	2,419
2019	1,988
2020	1,716
2021	1,718
Beyond	33

Total	$10,888

As of September 30, 2016, $4.2 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.2 million.

Rent expense under operating leases was $0.4 million and $0.3 million for three months ended September 30, 2016 and 2015, respectively. Rent expense under operating leases was $1.1 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space. These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten-year lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received several extensions to meet this employment commitment by April 30, 2016. The grant contained conditions that would require us to return a pro-rata amount of the monies received if we failed to meet these conditions. As such, the monies had been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received. On June 27, 2016, we received a letter from the State of Pennsylvania requesting reimbursement of $0.3 million and said we earned the remaining $0.7 million of the original $1.0 million grant. On September 19, 2016, we entered into a Settlement and release Agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development (“DCED”) to repay $0.3 million of the original $1.0 million grant. Per the agreement, the total amount due of $0.3 million is at 0% interest and is payable in twenty equal quarterly installments commencing on January 31, 2017 and ending on October 31, 2021.

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

19. Long Term Debt

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4,000,000 (the “Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 1,700,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016.

The Notes mature three years following the issuance date, or September 6, 2019, and bear interest at the rate of 10% of the outstanding principal balance of the Notes, payable quarterly in cash or shares of the Company’s common stock at a conversion price equal to the greater of (i) the five-day volume weighted average closing price of the common stock on the Nasdaq Stock Market, measured on the third trading day prior to the date that interest is due, or (ii) the minimum price so that payment of interest for such installment in the form of common stock shall not constitute “equity compensation” to an officer, director, employee or consultant of the Company for purposes of Rule 5635(c) of the Nasdaq Stock Market or a private placement that, combined with the other securities issued or issuable under the Purchase Agreement, would require shareholder approval by the Company under Rule 5635(d) of the Nasdaq Stock Market. The Notes are subordinate and junior in right of payment to the prior payment in full of all claims, whether now existing or arising in the future, of holders of senior debt of the Company, as described in the Notes.

Under the Notes, if an Acceleration Event occurs and shall be continuing, any Holder of the Notes, may by written notice delivered to the Secretary of the Company within ninety days after any occurrence of such Acceleration Event (an “Acceleration Notice”), declare the entire unpaid principal balance of the Note, together with all interest accrued, due and payable shall be accelerated and due and payable, without presentment, demand, protest, or notice (except for the delivery of an Acceleration Notice). For purposes of the Notes, an Acceleration Event shall occur if, while the Notes are outstanding, William W. Smith, Jr. (i) is not nominated for re-election as a director of the Company at the normal expiration of his term as director, (ii) is terminated or removed as Chairman of the Board of Directors of the Company, (iii) is terminated or removed as Chief Executive Officer of the Company or (iv) dies or becomes permanently disabled. An Acceleration Event shall not occur if Mr. Smith consents to any of the events referenced above or voluntarily resigns or retires from any of the positions listed.

We allocated the aggregate proceeds of the senior subordinated promissory notes payable between the warrants and the debt obligations based on their fair values. The fair value of the warrants issued to the Lender was calculated utilizing the Black-Scholes option pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free interest rate for period within the contractual life of the warrant is based on the U.S. Treasury yield in effect at the time of grant. We will amortize the fair value of the warrants as a discount of $2.1 million over the term of the loan using the effective interest method, with an effective interest rate of 28.4%.

20. Income Taxes

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

After a review of the four sources of taxable income as of December 31, 2015 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2015, the Company will continue to reserve its US-based deferred tax amounts, which total $74.9 million, as of September 30, 2016.

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

21. Restructuring Expenses

2014 Restructuring

On May 6, 2014, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 20% and reduce its overall cost structure by approximately $2.0 million per quarter. The restructuring plan resulted in special charges totaling $1.8 million recorded during the three-month period ended September 30, 2014. These charges were for non-cash stock-based compensation expense of $1.3 million, severance costs for affected employees of $0.4 million, and other related costs of $0.1 million.

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

Following is the activity in our restructuring liability account for the period ended September 30, 2016 (in thousands):

	December 31, 2015 Balance	Provision-net	Usage	September 30, 2016 Balance
Lease/rental terminations	$2,123	$—	$(265)	$1,858
Relocation, move, transition travel, other	86	—	—	86

Total (1)	$2,209	$—	$(265)	$1,944

(1)	$0.4 million is included in accrued liabilities and $1.5 million is included in deferred rent and other long-term liabilities.

22. Subsequent Events

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Wireless:
Sprint (& affiliates)	64.5%	72.8%	64.7%	67.5%
Graphics:
FastSpring	13.7%	11.2%	12.8%	10.4%

The two customers listed above comprised 81% and 86% our accounts receivable as of September 30, 2016 and 2015, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended September 30, 2016 and 2015. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.8	20.4	27.5	20.8

Gross profit	72.2	79.6	72.5	79.2
Operating expenses:
Selling and marketing	39.2	23.2	34.9	22.5
Research and development	64.4	36.3	57.7	34.8
General and administrative	38.9	28.1	37.3	28.6

Total operating expenses	142.5	87.6	129.9	85.9

Operating loss	(70.3)	(8.0)	(57.4)	(6.7)
Change in fair value of warrant liability	5.2	—	1.6	—
Change in fair value of contingent liability	0.1	—	3.1	—
Interest expense, net	(1.3)	—	(0.4)	—
Other expense, net	(0.1)	—	(0.1)	—

Loss before provision for income taxes	(66.4)	(8.0)	(53.2)	(6.7)
Provision for income tax expense	0.2	—	0.2	0.1

Net loss	(66.6)%	(8.0)%	(53.4)%	(6.8)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, QuickLink®, and SafePath™, family of products; and

•	Graphics, which includes our consumer-based products: Poser®, Moho™ (formerly Anime Studio®), Clip Studio (formerly Manga Studio®), MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Wireless	$5,237	$8,302	$17,513	$25,408
Graphics	1,241	1,284	3,638	4,093

Total revenues	6,478	9,586	21,151	29,501

Cost of revenues	1,798	1,959	5,824	6,148

Gross profit	$4,680	$7,627	$15,327	$23,353

Cost of revenues. Cost of revenues consists of direct product and assembly, maintenance, data center, royalties, and technical support expenses.

Selling and marketing. Selling and marketing expenses consist primarily of personnel costs, advertising costs, sales commissions, trade show expenses, and the amortization of certain intangible assets. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions.

Research and development. Research and development expenses consist primarily of personnel and equipment costs required to conduct our software development efforts. It also includes the amortization of certain intangible assets.

General and administrative. General and administrative expenses consist primarily of personnel costs, professional services and fees paid for external service providers, space and occupancy costs, and legal and other public company costs.

Change in fair value of warrant liability. The change in the fair value of our warrant liability.

Change in fair value of contingent liability. The change in the fair value of the Pennsylvania grant liability.

Interest expense, net. Interest income is primarily related to our average cash and short- term investment balances during the period and vary among periods. Our other excess cash is invested in short-term marketable equity and debt securities classified as cash equivalents. Interest expense is primarily related to interest on our debt, and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Other income (expense), net. Other income (expense) is primarily related to fixed assets disposals.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues. Revenues were $6.5 million and $9.6 million for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $3.1 million, or 32.4%. Wireless revenue of $5.2 million decreased $3.1 million, or 36.9%, primarily due to decreases with Sprint of $2.8 million and decreases of our legacy connection manager business of $0.3 million. Graphics revenue of $1.3 million was essentially flat with last year. The volume and timing of future wireless revenue is difficult to predict.

Cost of revenues. Cost of revenues were $1.8 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 8.2%. This decrease was primarily due to cost reductions and lower sales.

Gross profit. Gross profit was $4.7 million, or 72.2% of revenues for the three months ended September 30, 2016, a decrease of $2.9 million, or 38.6%, from $7.6 million, or 79.6% of revenues for the three months ended September 30, 2015. The 7.4 percentage point decrease was due to the lower revenue.

Selling and marketing. Selling and marketing expenses were $2.5 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $0.3 million, or 14.6%. This increase was primarily due to the Birdstep acquisition of $0.1 million and increased consulting and advertising costs of $0.1 million. The amortization of intangibles assets was $0.1 million for the period ended September 30, 2016. Stock-based compensation remained flat at $0.1 million for both three months ended September 30, 2016 and 2015.

Research and development. Research and development expenses were $4.2 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $0.7 million, or 19.9%. This increase was primarily due to the Birdstep acquisition of $0.3 million, the iMobileMagic acquisition of $0.1 million, consulting of $0.1 million, and other cost increases of $0.2 million. Stock-based compensation remained flat at $0.1 million for both three months ended September 30, 2016 and 2015.

General and administrative. General and administrative expenses were $2.5 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 6.4%. Increases of $0.2 million due to the Birdstep and iMobileMagic acquisitions were more than offset by lower depreciation and other expenses of $0.3 million. Stock-based compensation was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.1 million.

Change in fair value of warrant liability. The change in the fair value of the warrant liability was $0.3 million for the period ended September 30, 2016.

Interest income (expense), net. Interest expense was $0.1 million for the three months ended September 30, 2016 due to the issuance of notes payable and warrants on September 6, 2016 and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues. Revenues were $21.2 million and $29.5 million for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $8.3 million, or 28.3%. Wireless revenue of $17.5 million, decreased $7.9 million, or 31.1%, primarily due to Sprint of $6.2 million, Comcast of $1.1 million, and our legacy connection manager business and other of $0.6 million. Graphics revenue of $3.7 million decreased $0.4 million, or 11.1%., due to lower customer demand. The volume and timing of future wireless revenues are difficult to predict.

Cost of revenues. Cost of revenues was $5.9 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 5.3%. This decrease was primarily due to cost reductions and lower revenues.

Gross profit. Gross profit was $15.3 million, or 72.5% of revenues for the nine months ended September 30, 2016, a decrease of $8.1 million, or 34.4%, from $23.4 million, or 79.2% of revenues for the nine months ended September 30, 2015. The 6.7 percentage point decrease was primarily due to the lower revenues.

Selling and marketing. Selling and marketing expenses were $7.4 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $0.7 million, or 11.3%. This increase was primarily due to the Birdstep acquisition of $0.3 million and consulting of $0.3 million. The amortization of intangibles assets was $0.1 million for the nine months ended September 30, 2016. Stock-based compensation remained flat at $0.2 million for the nine months ended September 30, 2016 and 2015.

Research and development. Research and development expenses were $12.2 million and $10.2 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $2.0 million, or 18.9%. This increase was primarily due to headcount additions of $0.7 million, the Birdstep and iMobileMagic acquisitions of $0.7 million, consulting costs of $0.4 million, and other cost increases of $0.3 million. Stock-based compensation decreased from $0.5 million to $0.4 million, or $0.1 million for the nine months ended September 30, 2016 and 2015.

General and administrative. General and administrative expenses were $7.9 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.6 million, or 6.6%. This decrease was primarily due to lower depreciation expense of $0.4 million, lower space and occupancy costs of $0.2 million, and other cost reductions of $0.3 million, partially offset by Birdstep and iMobileMagic expenses of $0.7 million. Stock-based compensation decreased from $0.9 million to $0.5 million, or $0.4 million for the nine months ended September 30, 2016 and 2015.

Change in fair value of warrant liabilities. The change in the fair value of the warrant liability was $0.3 million for the nine months ended September 30, 2016.

Change in fair value of contingent liability. The change in the fair value of contingent liability was $0.7 million for the nine months ended September 30, 2016. This was due to the amount earned from our $1.0 million Pennsylvania Grant received by setting up a new facility in that State.

Interest income (expense), net. Interest expense was $0.1 million for the nine months ended September 30, 2016 due to the issuance of notes payable and warrants on September 6, 2016 and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Liquidity and Capital Resources

At September 30, 2016, we had $5.9 million in cash and cash equivalents and short-term investments and $3.7 million of working capital.

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith, pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4.0 million and five-year warrants to purchase an aggregate of 1.7 million shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions and received $3.8 million of cash, net of debt issuance costs.

The Company is in the process of reviewing its organization and cost structure in order to realign its expenses with our most recent revenue projections. These changes should be implemented during the fiscal fourth quarter of 2016.

Based on the cash received from the promissory notes, the forthcoming organization and cost restructuring, and the Company’s current financial revenue and profit projections, management believes that the Company’s existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations through at least the next twelve months.

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

Operating activities

Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2016. The primary uses of operating cash were to fund our net loss of $11.3 million, adding back non-cash net expenses of $1.4 million, decreases in accounts payable and accrued expenses of $0.8 million, deferred revenue of $0.3 million, and increases in prepaid and other assets for $0.2 million. This usage was partially offset by a decrease of accounts receivable of $3.1 million and income tax refunds of $0.1 million.

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

Investing activities

Net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2016 to acquire Birdstep for $1.9 million, iMobileMagic for $0.6 million, and for capital expenditures of $0.3 million offset by $4.1 million in proceeds from the sale of short-term investments.

Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2015 due to the purchase of short-term investments of $1.2 million and capital expenditures of $0.1 million.

Financing activities

Net cash provided by financing activities was approximately $3.8 million for the nine months ended September 30, 2016, from the net proceeds from issuance of senior subordinated promissory notes compared to $0 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, we received a de minimis amount from the stock sale for our employee stock purchase plan and the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2016 (in thousands):

	Payments due by period
Contractual obligations:	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,888	$2,415	$4,581	$3,442	$450
Purchase obligations	858	858	—	—	—

Total	$11,746	$3,273	$4,581	$3,442	$450

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 26,400 square feet of space pursuant to lease that expires on May 31, 2019. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. Internationally, we lease space in Belgrade, Serbia that expires December 31, 2021, Stockholm, Sweden that expires on May 31, 2019 due to the Birdstep acquisition, and in Braga, Portugal that expires on July 31, 2018 due to the iMobileMagic acquisition.

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

Recent Accounting Guidance

In August 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued final guidance in ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted for all companies in any interim or annual period, and must be adopted on a modified prospective approach. Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the balance sheet will not be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

The guidance was effective for financial statements issued for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company has adopted this standard and it did not have a material impact on the Company’s consolidated financial statements.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company determined there was no impairment as of September 30, 2016.

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

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, Distinguishing Liabilities From Equity and FASB ASC 815, Derivatives and Hedging. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

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

Business Combinations

The Company applies the provisions of FASB ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to ASC 420, “Exit or Disposal Cost Obligations”, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

Uncertain income tax positions and tax-related valuation allowances that are acquired in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date, with any adjustments to the preliminary estimates being recorded to goodwill if such adjustments occur within the 12-month measurement period. Subsequent to the end of the measurement period or the Company’s final determination of the value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the consolidated statement of operations, and could have a material impact on results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At September 30, 2016, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies. For both the three and nine months ended September 30, 2016 and 2015, our revenues denominated in foreign currencies were de minimis. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 9, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2016, the Company acquired 100% of the outstanding share capital of iMobileMagic – Mobile Experiences, LDA, a Portuguese limited liability company. The purchase price paid by the Company included 610,752 shares of the Company’s common stock (as adjusted to reflect the reverse stock split consummated on August 15, 2016), which shares were issued to the selling shareholders of iMobileMagic. Such shares were issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or the private offering safe harbor provisions of Regulation D and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the selling shareholders, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, (v) the status of the selling shareholders as non-U.S. persons, and (vi) the placement of restrictive legends on the certificates or book-entry notations reflecting the issued shares.

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith, pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4.0 million and five-year warrants to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The transactions closed on September 6, 2016 and the Company realized net proceeds of $3.8 million after deducting $0.2 million of costs related to the transaction comprised of commitment fees, legal expenses fees and other expenses. The Notes and Warrants were issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or the private offering safe harbor provisions of Regulation D of the Securities Act, based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the investors, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates or book-entry notations reflecting the issued shares.

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	—		—
August 1-3, 2016	—		—
September 1-30, 2016	29,162	(a)	$2.52

Total	29,162		$2.52

The above table includes:

(a)	Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 29,162 shares during the periods set forth in the table.

Item 6.	Exhibits

2.6	Share Purchase Agreement, dated July 19, 2016, by and between Smith Micro Software, Inc. and the selling shareholders of iMobileMagic–Mobile Experiences, LDA. Certain schedules and exhibits referenced in the Share Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K, a copy of which will be furnished supplementally to the Securities and Exchange Commission upon request (filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on July 25, 2016, and incorporated herein by reference).

2.7	Escrow Agreement, dated July 19, 2016, by and among Smith Micro Software, Inc., Computershare Trust Company, N.A., and the selling shareholders of iMobileMagic– Mobile Experiences, LDA named in Exhibit A thereto (filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on July 25, 2016, and incorporated herein by reference).

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on August 15, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016, and incorporated herein by reference).

10.1	Note and Warrant Purchase Agreement, dated September 2, 2016, by and among the Company and each of the Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2016, and incorporated herein by reference).

10.2	Form of Senior Subordinated Promissory Note, dated September 6, 2016 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2016, and incorporated herein by reference).

10.3	Form of Warrant to Purchase Common Stock, dated September 6, 2016 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2016, and incorporated herein by reference).

10.4	Form of Registration Rights Agreement, dated September 6, 2016 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2016, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

October 28, 2016	By	/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2016	By	/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)