Form 10-K
period 2016-12-31
SMITH MICRO SOFTWARE INC
filed 2017-03-10
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 01‑35525

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K  ☐

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $23,624,604 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of March 3, 2017, there were 12,289,174 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2016 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning our ability to remain a going concern, our ability to raise more funds, customer concentration, projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, the success and timing of new product introductions, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors.  Such factors include, but are not limited to, the following:

•	our ability to remain a going concern;
•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;
•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;
•	our ability to become and remain profitable;
•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;
•	changes in demand for our products from our key customers and their end users;
•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	our ability to hire and retain key personnel;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to establish and maintain strategic relationships with our customers;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and
•	the risk of being delisted from NASDAQ if we fail to meet any of the listing requirements;
•	those additional factors which are listed under the section “1A. Risk Factors,” beginning on page 10 of this report.

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

PART I

Item 1. BUSINESS

General

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and enterprise businesses around the world.  From optimizing wireless networks to uncovering customer experience insights, and from streamlining Wi-Fi access to ensuring family safety, our solutions enrich connected lifestyles while creating new opportunities to engage consumers via smartphones. Our portfolio also includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging, video streaming, and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

Over the past three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications.  Tier 1 mobile network operators, cable providers, OEMs/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers and the Internet of Things (“IoT”).

In general, we help our customers:

•	Optimize networks, reduce operational costs, and deliver “best-connected” user experiences;
•	Manage mobile devices over-the-air for maximum performance, efficiency, reliability and cost-effectiveness;
•	Provide greater insight into the mobile user experience to improve service quality and customer loyalty;
•	Engage and grow high-value relationships with their customers using smartphones.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as “Big Data” analytics, the explosion of Wi-Fi hotspots, and business-to-consumer (“B2C”) mobile marketing and advertising.  The key to our longevity, however, is not simply technology innovation, but a never-ending focus on customer value.

During fiscal year 2016, we experienced a significant decrease in our revenues primarily due to our largest customer, Sprint, terminating a contract for one of our products.  Even with our two acquisitions and the pipeline of new potential deals, our revenues have been slow to materialize.  As such, we had to implement a significant restructuring plan during the fourth quarter of fiscal year 2016.  We also impaired one of our acquired intangible assets.

We have continued to restructure during the first fiscal quarter of 2017 in order to align our expenses with our current short-term revenue projections.  Overall, we have reduced our quarterly expenses by approximately $3.5 million.

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

Wireless

The wireless industry continues to undergo rapid change on all fronts, from the ubiquity of Wi-Fi and cellular networks, to the vast array of connected devices, mobile applications, and digital content consumed by users who want information and entertainment anytime, anywhere.  While most of us think about being “connected” in terms of computers, tablets and smartphones, the IoT is creating a world where almost anything can be connected to the wireless internet.  In addition, pervasive connectivity has changed the way business operates on small and grand scales.  For example, Wi-Fi hotspots are being deployed by neighborhood bookstores and coffee houses to keep customers on premise longer, as well as by large sports arenas to deliver real-time video feeds via social networks and online broadcasts.  Retailers are now spending more than 50% of their advertising budgets on mobile media, and targeting for those advertisements is driven by “Big Data” initiatives that collect consumer information from virtually every online or mobile interaction.

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
-

Consumers – frustrated by slow, congested mobile networks and inconsistent device/app behavior – seek simpler network access and more personalized mobile experiences, while simultaneously demanding faster, cheaper, and more secure wireless services.

To address these challenges, Smith Micro offers multi-platform, modular solutions organized into three product families:

NetWise® – NetWise® is a policy-on-device platform that optimizes wireless Quality of Experience (“QoE”) and enhances mobile customer engagement. Addressing challenges central to today's mobile lifestyle such as connection and network traffic management, context-driven mobile engagement, Wi-Fi discovery, credential provisioning, user authentication and radio management, NetWise is a proven carrier-grade solution for wireless and cable network operators, device manufacturers, OEMs, and enterprises.

CommSuite® – CommSuite Visual Voicemail by Smith Micro Software is voicemail, redefined. Gone are the days where consumers can be bothered to manually listen to voicemail on their smartphones. Today’s mobile users want every service on-demand, including voicemail. CommSuite Visual Voicemail quickly and easily allows users to manage voice messages just like email or SMS – with reply, forwarding and social sharing options. Smith Micro’s services feature multi-language Voice-to-Text transcription messaging, which enables discreet message consumption for users by reading versus listening. For operators, CommSuite Visual Voicemail turns traditional voicemail into a profitable, modern service.

SafePath™ - SafePath Family is a next-generation location tracking and parental controls platform that enables mobile operators to provide comprehensive family safety functionalities to their subscribers as a white-labeled value-added service. The SafePath Family feature set includes real-time location tracking and location-based notifications, geo-fencing, family-wide panic alerts, parental device controls and content blocking, phone security and support for wearable devices. With the SafePath Family solution, mobile operators can boost subscriber loyalty and engagement, while increasing average revenue per user.

4D App Studio™ - With millions of mobile apps available in the market today, differentiation is an acute challenge. Smith Micro addresses this need with our 4D App Studio, which offers complete mobile app design and development services that accelerate app time-to-market and mobilizes products and services. Smith Micro’s team of experts know first-hand that for a mobile app to be successful in the long term it must align with your business goals, deliver a complete and unique mobile experience, obtain maximum exposure and be ubiquitous across all devices. From initial ideation and business case mapping to long-term app maintenance and support, the 4D App Studio team has launched more than 30 unique mobile experiences for clients around the world across Android, iOS and Windows operating environments.

QuickLink® – Our QuickLink connection managers have shipped on more than 100 million devices worldwide, forming the foundation of our heritage as the leader in mobile connectivity.  Many of the world’s largest mobile network operators, including AT&T, Bell Canada, Orange, Sprint, T-Mobile, Verizon Wireless, and Vodafone, have deployed QuickLink as a white-label connection management application to their subscribers. Leading chipset manufacturers and module makers embed QuickLink components to ensure that connectivity is consistent across all device types. In addition, enterprises and public sector organizations with mobile work forces leverage QuickLink to provide enhanced security and configurability over public and private wireless networks.

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

Graphics

The Graphics group develops a variety of software, including graphic design and animation, and compression and PC/Mac utilities, for consumers, professional artists, and educators. These products are available through direct sales on Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), as well as through affiliate websites, resellers, and retail outlets.

The three main products in this area of Smith Micro’s business include Poser®, Moho™ (formerly Anime Studio®), and Clip Studio Paint ® (formerly Manga Studio®).  These products are aimed at digital artists and designers of all skill levels, helping them to produce professional quality animations, comics, illustrations, and other 2D and 3D designs.  Poser is widely used for 3D human figure design and animation, as well as for creating photorealistic images for a variety of industries.  Moho is used by both hobbyists and professional artists working for high-end animation studios in the motion picture industry, and Clip Studio Paint is the leading software for comic illustration and manga creation, used by famous graphic novelists such as Dave Gibbons, the author of New York Times Bestseller “Watchmen.”

Products

Our primary products consist of the following:

Business Segment	Products	Description

Wireless	NetWise® Director	Intelligent traffic management for data offload and seamless, secure access to 3G/4G/Wi-Fi networks

	NetWise® SmartSpot	Wi-Fi discoverability, promotion, and automated authentication

	NetWise® Captivate	Mobile marketing platform that uses real-time conditions, events, location, and analytics to better engage customers

	NetWise® OMC	Open Management Client for OMA-DM standards-based device management

	NetWise® FOTA	Lightweight device agent and deployment server for updating Firmware Over The Air (“FOTA”)

	NetWise® I/O	A toolkit for testing client/server interoperability using the ANDSF networking standard

	NetWise Device Management™	An end-to-end device management platform for fault & diagnostics management, device provisioning, device configuration, and firmware/software updates

	NetWise Optics™	A mobile analytics solution that uncovers performance blind spots and optimize network quality

	NetWise Passport™	An automated onboarding and Wi-Fi service provisioning solution

	CommSuite® VVM	Visual Voicemail (“VVM”) delivered directly to a mobile phone app and managed like email

	CommSuite® VTT	Voice-to-Text (“VTT”) transcription of voicemail and voice SMS messages

	CommSuite® AniMates®	Talking avatars that let users lip-synch a message with voice effects, backgrounds, stickers, and photos to personalize mobile communications

	CommSuite® VIDIO Prime®	Adaptive streaming of live or pre-recorded video content to support mobile viewing across laptops, tablets, phones, TVs, and more

	SafePath Family™	Real-time family location tracking app with easy to use parental controls and supports wearables such as GPS wristwatches and backpack locators

	4D App Studio™	Design and development service to customize mobile apps

	QuickLink® Mobile	Connection management application to control, customize, and automate wireless connections from PCs and Macs to WWAN and WLAN/Wi-Fi networks

	QuickLink® Mobility	Mobile VPN and connection manager targeted to enterprises with mobile workforces, as well as the public sector

	QuickLink® Zero	Streamlined connectivity for mobile hotspot features on smartphones and mobile broadband devices, with billing integration, automated diagnostics, usage metering, and data management

Business Segment	Products	Description

	QuickLink® MBIM Middleware	Customizable drivers that support the Mobile Broadband Interface Model (“MBIM”) standard for connecting USB devices to a variety of operating systems

Graphics	Poser®	3D rendering and animation software for photorealistic characters, art, illustration, and digital design

	Moho™ (formerly Anime Studio®)	Complete 2D animation program for creating movies, cartoons, anime, and cut out animations

	Clip Studio Paint® (formerly Manga Studio®)	Comic illustration software for creating manga, comic art, and graphic novels

	MotionArtist™	A fast, easy solution for creating animatics and interactive presentations

	StuffIt Deluxe®	A patented, lossless compression solution for documents and media

	Sock Puppets™	iOS app to create lip-synched cartoons and share them on Facebook and YouTube

	AniMates™ Stickers	A series of characters (sold as sticker packs) for mobile messaging for iOS iMessage Store

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

Key Revenue Contributors

Revenues from Sprint and their respective affiliates in the Wireless business segment accounted for 62.6% of the Company’s total revenues for the fiscal year 2016. Revenues from FastSpring in the Graphics business segment accounted for 13.5% of the Company’s total revenues for the fiscal year 2016.  Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 65.4% of the Company’s total revenues for the fiscal year 2015. Revenues to FastSpring in the Graphics business segment accounted for 11.3% of the Company’s total revenues for the fiscal year 2015.  Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 68.0% of the Company’s total revenues for the fiscal year 2014. Revenues to FastSpring in the Graphics business segment accounted for 11.2% of the Company’s total revenues for the fiscal year 2014.  Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason.

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

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $15.9 million, $13.9 million, and $14.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Manufacturing

Manufacturing is for our Graphics physical products.  Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. Our manufacturing is subcontracted to outside vendors and includes the replication of CD-ROMs and the printing of documentation materials. Assembly of the final package is completed by our Aliso Viejo, California facility.

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

Many existing and potential customers have the resources to develop products that compete directly with our products. As such, these customers may opt to discontinue the purchase of our products in the future. With this as background, our future performance is substantially dependent upon the extent to which existing customers elect to purchase software from us rather than design and develop their own software.

Proprietary Rights and Licenses

Our success and ability to compete is dependent upon our software code base, our programming methodologies and our other intellectual properties. To protect our proprietary technology and intellectual property, we rely on a combination of trade secrets, nondisclosure agreements, patents, copyright and trademark law that may afford only limited protection. As of December 31, 2016, we owned 93 issued U.S. patents. These patents are intended to provide generalized protection of our intellectual property technology base and we will continue to apply for various patents and trademarks in the future as we deem necessary to protect our intellectual property technology base.

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

In selling our products, we primarily rely on “shrink wrap” licenses that are not signed by licensees and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Accordingly, the means we currently use to protect and enforce all of our proprietary rights and intellectual property rights may not be adequate. Moreover, our competitors may independently develop competitive technology similar to ours. We also license technology on a non‑exclusive basis from several companies for inclusion in our products and anticipate that we will continue to do so in the future. If we are unable to continue to license these technologies or to license other necessary technologies for inclusion in our products, or such third party technologies become subject to claims directed to or against the third party technologies used by us, or if we experience substantial increases in royalty payments under these third party licenses, our business could be materially and adversely affected.

Employees

As of December 31, 2016, we had a total of 173 employees within the following departments: 109 in engineering, 28 in sales and marketing, 13 in operations and customer support, and 23 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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

If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern.

We currently believe that we will be able to meet our financial obligations as they become due over the next twelve months from the issuance date, primarily as a result of our current working capital levels, recent restructurings (which reduced our breakeven level of cash revenues to approximately $7.0 million), our current financial projections, and our ability to secure short-term loans when necessary.

Our ability to continue as a going concern is substantially dependent upon these factors.  If our current financial and cash flow projections become unfavorable compared to our internal plans, we may need to consider additional actions to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern, including the following:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.

•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

Should our going concern assumption not be appropriate and we are not able to continue in the normal course of operations, adjustments would be required to our consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

We may raise additional capital through the issuance of additional equity or convertible debt securities or by borrowing money, in order to meet our capital needs. Additional funds may not be available on terms acceptable to us to allow us to meet our capital needs.

We believe that the cash and cash equivalents and the cash we expect to generate from operations and short-term borrowings will be sufficient to meet our capital needs for at the next twelve months from the issuance date. However, it is possible that we may need or choose to obtain additional financing to fund our activities in the future. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

In February 2017, we filed a shelf registration statement with the SEC to sell from time to time additional shares of our common stock in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering. If we raise additional funds by issuing additional equity or convertible debt securities (whether in a public offering or private placement), the ownership percentages of existing stockholders would be reduced.  In addition, the equity or debt securities that we issue may have rights, preferences, or privileges senior to those of the holders of our common stock. We currently have no established line of credit or other business borrowing facility in place.

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

In our Wireless business segment, we sell primarily to large carriers, cable operators, and original equipment manufacturers (“OEMs”), so there are a limited number of actual and potential customers for our products, resulting in customer concentration for sales of our products and services.  For the year ended December 31, 2016, sales to Sprint and their affiliates comprised 62.6% of our total revenues.  Sprint has been going through several cost reduction and restructurings over the past several years, the latest being their announcement to reduce expenses by two billion dollars in 2016.  As such, our revenues with Sprint were down 32% in 2016 versus 2015.

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

We have undertaken recent restructurings to reduce our expenses to be more in line with our current revenues and revenue projections.  However, if our revenues do not increase in the future, we will likely need to undertake further restructurings and operating losses will likely continue, and we may not be able to achieve profitability in the foreseeable future.

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

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands, keep up with evolving industry standards, including changes in the Microsoft, Google, and Apple operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and graphics software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. In addition, the technology we market, which has been sold as software in the past, can be integrated at the chipset level by the leading mobile chipset manufacturers.  Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.

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

Our recent and planned product introductions to support new higher speed networking and 4G technologies have allowed us to enter new markets, such as mobile marketing and analytics. A viable market for these products may not develop or be sustainable, and we may face intense competition in these markets.  In addition, our success in these markets depends on our carrier, MSO, and enterprise customers’ ability to successfully introduce new mobile services enabled by our products and our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming.  If the expected benefits from entering new markets do not materialize, our revenues will suffer and the price of our common stock would likely decline.  In addition, to the extent we enter new markets through acquisitions of companies or technologies, our financial condition could be harmed or our stockholders could suffer dilution without a corresponding benefit to our company if we do not realize expected benefits of entering such new markets.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 24,688 square feet of space pursuant to lease that expires on May 31, 2019.  We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021.  Commencing February 1, 2015, we entered into an agreement to sublease 19,965 square feet of that space through the expiry date.  Internationally, we lease approximately 6,300 square feet in Belgrade, Serbia under a lease that expires December 31, 2021.  We lease approximately 6,900 square feet in Stockholm, Sweden under a lease that expires May 31, 2019.  We lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2018.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022.  In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three-year period, with two, two-year renewal options.  The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018.  In March 2014, we signed an addendum to sublease all of this space commencing on May 1, 2014.  We continued to pay our current monthly rent through June 30, 2014.  Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease.  This lease expense has been accrued for in our 2013 restructuring liability account.  We now occupy a very small facility in Santa Cruz, California and are paying month-to-month rent.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by NASDAQ are set forth below for the periods indicated.  The prices have been adjusted for our 1:4 reverse stock split on August 17, 2016.

	High	Low
YEAR ENDED DECEMBER 31, 2016:
First Quarter	$3.12	$1.80
Second Quarter	3.20	2.24
Third Quarter	3.20	2.00
Fourth Quarter	2.34	1.28
YEAR ENDED DECEMBER 31, 2015:
First Quarter	$7.40	$3.64
Second Quarter	6.52	4.32
Third Quarter	5.36	3.00
Fourth Quarter	3.68	2.56

On March 3, 2017, the closing sale price for our common stock as reported by NASDAQ was $1.25.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Stock Performance Graph

The following graph and information compares the cumulative total stockholder return on our common stock against the cumulative total return of the S&P Midcap 400 Index and the S&P Midcap Applications Software Index (Peer Group) for the same period.

The graph covers the period from December 31, 2011 through December 31, 2016. The graph assumes that $100 was invested in our common stock on December 31, 2011, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/11	12/12	12/13	12/14	12/15	12/16
Smith Micro Software, Inc.	100.00	132.74	130.97	85.84	64.51	34.73
S&P Midcap 400	100.00	117.88	157.37	172.74	168.98	204.03
S&P MidCap Application Software	100.00	127.02	179.88	190.73	224.64	251.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of March 3, 2017, there were approximately 173 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Recent Sales of Unregistered Securities

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4,000,000 (the “Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 1,700,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $2.74 per share.  The Notes bear interest at the rate of 10% of the outstanding principal balance of the Notes, payable quarterly in cash or shares of the Company’s common stock at a conversion price equal to the five-day volume weighted average closing price of the common stock on the Nasdaq Stock Market, measured on the third trading day prior to the date that interest is due, or $2.3825 in the case of Mr. Smith.  The Notes and Warrants were issued to “accredited investors” in transactions exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and similar exemptions under applicable state securities laws. The sale of the Notes and Warrants did not involve a public offering and was made without general solicitation or general advertising. The Investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On July 19, 2016, the Company entered into a Share Purchase Agreement to acquire all of the outstanding shares of iMobileMagic – Mobile Experiences, LDA, a Portuguese limited liability company. The acquisition was consummated concurrently with the execution of the Purchase Agreement.  Under the terms of the Purchase Agreement, the Company paid an aggregate purchase price consisting of cash plus €500,000 in value of the Company’s common stock, totaling 814,339 shares of common stock and €1,000,000 in value of the Company’s common stock, totaling 1,628,676 shares, to be held in escrow pursuant to an Escrow Agreement.  The shares were issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or the private offering safe harbor provisions of Regulation D of the Securities Act, and Regulation S of the Securities Act, based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the sellers, including with respect to their status as an accredited investor, (iv) the provision of appropriate disclosure, (v) the status of the sellers as non-U.S. persons, and (vi) the placement of restrictive legends on the certificates or book-entry notations reflecting the securities.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fiscal year 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Mar 1-31, 2016	41,416		$2.52	—	—
Jun 1-30, 2016	28,780		$2.76	—	—
Sep 1-30, 2016	29,162		$2.52	—	—
Oct 1 - 31, 2016	—		$—	—	—
Nov 1 - 30, 2016	—		$—	—	—
Dec 1-31, 2016	26,462		$1.74	—	—
Total	125,820	(a)		—	—

The above table includes:

(a)

Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 125,820 shares during the periods set forth in the table.  All of the shares were cancelled when they were acquired.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations and comprehensive loss data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016 and 2015, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations and comprehensive loss data presented below for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations and Comprehensive Loss Data (in thousands, except per share data):
Revenues	$28,235	$39,507	$36,979	$42,675	$43,329
Cost of revenues	7,564	8,152	9,317	9,707	8,448
Gross profit	20,671	31,355	27,662	32,968	34,881
Operating expenses:
Selling and marketing	9,615	8,902	9,559	15,675	16,666
Research and development	15,906	13,863	14,192	21,305	24,767
General and administrative	10,341	11,128	13,218	18,216	20,211
Restructuring expenses	303	—	2,435	5,602	238
Long-lived asset impairment	411	—	—	—	—
Total operating expenses	36,576	33,893	39,404	60,798	61,882
Operating loss	(15,905)	(2,538)	(11,742)	(27,830)	(27,001)
Non-operating income (expense):
Change in fair value of warrant liability	910	—	—	—	—
Change in carrying value of contingent liability	668	—	—	—	1,210
Interest income (expense), net	(389)	1	(5)	28	91
Other income (expense), net	(25)	3	(3)	2	3
Loss before provision for income taxes	(14,741)	(2,534)	(11,750)	(27,800)	(25,697)
Provision for income tax expense (benefit)	(229)	68	49	153	(234)
Net loss	(14,512)	(2,602)	(11,799)	(27,953)	(25,463)
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available- for-sale securities	2	(1)	—	7	33
Income tax expense related to items of other comprehensive income	—	—	—	—	6
Other comprehensive income (expense), net of tax	2	(1)	—	7	27
Comprehensive loss	$(14,510)	$(2,603)	$(11,799)	$(27,946)	$(25,436)
Net loss per share:
Basic	$(1.21)	$(0.23)	$(1.16)	$(3.02)	$(2.84)
Diluted	$(1.21)	$(0.23)	$(1.16)	$(3.02)	$(2.84)
Weighted average shares:
Basic	11,951	11,486	10,162	9,245	8,962
Diluted	11,951	11,486	10,162	9,245	8,962

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data (in thousands):
Total assets	$14,308	$24,473	$27,390	$31,538	$54,395
Total liabilities	11,804	10,447	12,488	13,367	11,733
Accumulated comprehensive deficit	(225,397)	(210,887)	(208,284)	(196,485)	(168,539)
Total stockholders' equity	$2,504	$14,026	$14,902	$18,171	$42,662

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: our ability to remain a going concern; our ability to raise more funds to meet our capital needs; our dependence upon the large carrier customers for a significant portion of our revenues; deriving revenues from a small number of customers and products; changes in demand for our products; our failure to successfully compete; changes in technology; our entry into new markets; failure of our customers to adopt new technologies; loss of key personnel; the availability of third party intellectual property and licenses; failure to maintain strategic relationships with our customers; potential fluctuations in quarterly results; our failure to protect intellectual property; exposure to intellectual property claims; undetected software defects; security and privacy breaches in our systems or interruptions or delays in the services we provide which could damage client relations; doing business internationally; and being delisted from the NASDAQ.

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

During fiscal year 2016, we experienced a significant decrease in our revenues primarily due to our largest customer, Sprint, terminating a contract for one of our products.  Even with our two acquisitions and the pipeline of new potential deals, our revenues have been slow to materialize.  As such, we had to implement a significant restructuring plan during the fourth quarter of fiscal year 2016.  We also impaired one of our acquired intangible assets.

We have continued to restructure during the first fiscal quarter of 2017 in order to align our expenses with our current short-term revenue projections.  Overall, we have reduced our quarterly expenses by approximately $3.5 million.  We believe that these actions, along with closing some significant new deals, will soon return us to profitability.

Results of Operations

Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 62.6% of the Company’s total revenues for the fiscal year 2016. Revenues to FastSpring in the Graphics business segment accounted for 13.5% of the Company’s total revenues for the fiscal year 2016.  Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 65.4% of the Company’s total revenues for the fiscal year 2015. Revenues to FastSpring in the Graphics business segment accounted for 11.3% of the Company’s total revenues for the fiscal year 2015.  Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 68.0% of the Company’s total revenues for the fiscal year 2014. Revenues to FastSpring in the Graphics business segment accounted for 11.2% of the Company’s total revenues for the fiscal year 2014.  These two customers accounted for 80%, 83%, and 87% of accounts receivable for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table sets forth certain consolidated statement of comprehensive loss data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	26.8	20.6	25.2
Gross profit	73.2	79.4	74.8
Operating expenses:
Selling and marketing	34.0	22.5	25.9
Research and development	56.3	35.1	38.4
General and administrative	36.6	28.2	35.7
Restructuring expenses	1.1	—	6.6
Long-lived asset impairment	1.5	—	—
Total operating expenses	129.5	85.8	106.6
Operating loss	(56.3)	(6.4)	(31.8)
Change in fair value of warrant liability	3.2	—	—
Change in carrying value of contingent liability	2.4	—	—
Interest expense	(1.4)	—	—
Other expense	(0.1)	—	—
Loss before provision for income taxes	(52.2)	(6.4)	(31.8)
Provision for income tax expense (benefit)	(0.8)	0.2	0.1
Net loss	(51.4)%	(6.6)%	(31.9)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, SafePath™, and QuickLink®, family of products; and
•	Graphics, which includes our consumer-based products: Poser®, Moho™ (formerly Anime Studio®), Clip Studio Paint® (formerly Manga Studio®), MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Wireless	$23,086	$33,553	$31,276
Graphics	5,149	5,954	5,703
Total revenues	28,235	39,507	36,979
Cost of revenues	7,564	8,152	9,317
Gross profit	$20,671	$31,355	$27,662

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

Change in carrying value of contingent liability. The change in the carrying value of the Pennsylvania grant liability.

Interest income (expense), net. Interest expense is primarily related to interest on our debt, and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Other income (expense), net. Other income (expense) is primarily related to fixed assets disposals.

Provision for income tax expense (benefit). The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $76.3 million at December 31, 2016.  During fiscal year 2016, the valuation allowance on deferred tax assets increased by $1.4 million, decreased by $0.8 million in fiscal year 2015, and increased by $3.2 million during fiscal year 2014.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues. Revenues of $28.2 million for fiscal year 2016 decreased $11.3 million, or 28.5%, from $39.5 million for fiscal year 2015. Wireless revenues of $23.1 million decreased $10.5 million, or 31.2%.  The decrease was primarily due to Sprint which decreased $8.2 million due to the termination of the NetWise and connection manager business, the Cable/MSO business which decreased $1.1 million due to slower customer rollouts, and the continued decline of our legacy connection manager business which decreased $1.2 million.  We continue to pursue some large opportunities, and we expect to start seeing revenues from our acquisitions made in fiscal year 2016.  But since these are new customers, markets, and products, the rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues. Graphics sales decreased $0.8 million, or 13.5%, primarily due to lower customer demand for most of our products except Moho, which increased 12% year-over-year.

Cost of revenues. Cost of revenues of $7.5 million for fiscal year 2016 decreased $0.6 million, or 7.2%, from $8.1 million for fiscal year 2015.  This decrease was primarily due to the lower revenues, lower maintenance costs, and lower spending.

Gross profit. Gross profit of $20.7 million or 73.2% of revenues for fiscal year 2016 decreased $10.7 million, or 34.1%, from $31.4 million, or 79.4% of revenues for fiscal year 2015. The 6.2 percentage point decrease was primarily due to the decreased revenues.

Selling and marketing. Selling and marketing expenses of $9.6 million for fiscal year 2016 increased $0.7 million, or 8.0%, from $8.9 million for fiscal year 2015. This increase was primarily due to the Birdstep acquisition of $0.5 million and increased advertising of $0.1 million.  The amortization of intangible assets resulting from the Birdstep and iMobileMagic acquisitions was $0.2 million.  Stock-based compensation of $0.3 million in 2016 decreased by $0.1 million from 2015.

Research and development. Research and development expenses of $15.9 million for fiscal year 2016 increased $2.0 million, or 14.7%, from $13.9 million for fiscal year 2015. This increase was primarily due to the Birdstep and iMobileMagic acquisitions of $1.2 million and other headcount additions during the year of $1.2 million.  They were partially offset by reduced spending in other areas of $0.2 million.  Stock-based compensation was $0.5 million in fiscal year 2016, a decrease of $0.2 million from fiscal year 2015.

General and administrative. General and administrative expenses of $10.3 million for fiscal year 2016 decreased $0.8 million, or 6.9%, from $11.1 million for fiscal year 2015. This decrease was primarily due to lower depreciation of $0.7 million and cost reductions of $0.2 million, partially offset by increased travel of $0.3 million, acquisition costs of $0.2 million, and legal fees of $0.1 million.  Stock-based compensation expense decreased from $1.2 million to $0.7 million, or $0.5 million.

Restructuring expenses.  Restructuring expense was $0.3 million for fiscal year 2016 due to one-time employee terminations of $0.2 million and other expenses of $0.1 million.  There were no restructuring expenses in 2015.

Long-lived asset impairment.  An intangible asset was impaired that resulted in a charge to the statement of operations of $0.4 million in fiscal year 2016.  There were no impairment charges in 2015.

Change in fair value of warrant liability.  The change in the fair value of the warrant liability was income of $0.9 million for fiscal year 2016.

Change in carrying value of contingent liability.  The change in the carrying value of the Pennsylvania grant liability was income of $0.7 million for fiscal year 2016.

Interest income (expense), net.  Interest expense was $0.4 million for fiscal year 2016 due to the issuance of notes payable on September 6, 2016 and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Provision for income tax expense. The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $76.4 million at December 31, 2016.  During fiscal year 2016, the valuation allowance on deferred tax assets increased by $1.5 million and decreased by $0.8 million during fiscal year 2015.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues. Revenues of $39.5 million for fiscal year 2015 increased $2.5 million, or 6.8%, from $37.0 million for fiscal year 2014. Wireless revenues of $33.6 million increased $2.3 million, or 7.3%, primarily due to higher sales of NetWise of $3.9 million due to our new business at Comcast and higher revenue from Sprint.  CommSuite revenues increased $0.7 million primarily due to Sprint.  These increases were partially offset by decreases in our legacy connection manager business of $2.0 million.  Graphics sales increased $0.2 million, or 4.4%, primarily due to high customer demand for our Manga and Clip Studio products.

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

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2016, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for seven consecutive quarters.
•	Negative cash flow from operating activities for three consecutive quarters.

•	Depressed stock price resulting in being non-compliant with NASDAQ listing rules to maintain a stock price of $1.00/share resulting in the necessity to execute a 1:4 reverse stock split.
•	Loss of 32% of business from our number one customer, Sprint, in fiscal year 2016 versus fiscal year 2015.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4.0 million of debt financing during the year ended December 31, 2016.
•	The Company has been able to raise capital from short-term loans from its Board members.
•

As a result of the Company’s restructuring that was implemented during the three months ended December 31, 2016, and again during the first quarter of fiscal 2017, the Company’s cost structure is now in line with its current baseline revenue projections.

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorable to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

At December 31, 2016, we had $2.2 million in cash and cash equivalents and $2.4 million of working capital.

Operating Activities

In 2016, net cash used in operating activities was $11.5 million primarily due to our net loss adjusted for non-cash items of $12.6 million, decreases of accounts payable and accrued liabilities of $2.0 million and a decrease of deferred revenue of $0.8 million.  This usage was partially offset by a decrease of accounts receivable of $3.4 million, prepaid assets of $0.3 million, and a decrease of other assets of $0.2 million.

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

Investing Activities

In 2016, cash provided by investing activities was $1.1 million due to the proceeds from the sale of short-term investments of $4.1 million, partially offset by the acquisition of Birdstep of $1.9 million, the acquisition of iMobileMagic of $0.6 million, and capital expenditures of $0.5 million.

In 2015, cash used by investing activities were for the purchase of short-term investments of $1.2 million and capital expenditures of $0.1 million.

In 2014, cash used by investing activities was de minimis as the sale of short-term investments of $0.2 million was offset by capital expenditures of $0.2 million.

Financing Activities

In 2016, cash provided by financing activities was $3.8 million due to the net proceeds from the issuance of debt instruments.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
		Less than			More than
Contractual obligations:	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$10,189	$2,363	$4,385	$3,408	$33
Notes payable	4,000	—	4,000	—	—
Purchase obligations	776	776	—	—	—
Pennsylvania state grant note	343	69	206	68	—
Total	$15,308	$3,208	$8,591	$3,476	$33

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

Real Property Leases

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development facility, is located in Aliso Viejo, California, where we currently lease and occupy approximately 24,688 square feet of space pursuant to lease that expires on May 31, 2019.  We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021.  Commencing

February 1, 2015, we entered into an agreement to sublease 19,965 square feet of that space through the expiry date.  Internationally, we lease approximately 6,300 square feet in Belgrade, Serbia under a lease that expires December 31, 2021.  We lease approximately 6,900 square feet in Stockholm, Sweden under a lease that expires May 31, 2019.  We lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2018.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022.  In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three-year period, with two, two-year renewal options.  The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

We lease approximately 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018.  In March 2014, we signed an addendum to sublease all of this space commencing on May 1, 2014.  We continued to pay our current monthly rent through June 30, 2014.  Beginning on July 1, 2014, we are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease.  This lease expense has been accrued for in our 2013 restructuring liability account.  We now occupy a very small facility in Santa Cruz, California and are paying month-to-month rent.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

We currently report our net revenues under two operating groups: Wireless and Graphics. Within each of these groups software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable as required by FASB ASC Topic No. 605-985, Revenue Recognition-Software.  We recognize revenues from sales of our software to our customers or end users as completed products are shipped and title passes; or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. For Wireless sales, returns from customers are limited to defective goods or goods shipped in error. Historically, customer returns have not exceeded the very nominal estimates and reserves. We also provide some technical support to our customers. Such costs have historically been insignificant.

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

For Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis.  Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty-day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives.  We use historical redemption rates to estimate the cost of customer incentives.  Total sales incentives were $0.3 million, $0.2 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of December 31, 2016 and 2015.

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

If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase.  The Company recognized an impairment loss of $0.4 million in the three and twelve months ended December 31, 2016 related to an intangible asset acquired from our Birdstep acquisition.

We review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2016.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities From Equity and FASB ASC Topic No. 815, Derivatives and Hedging.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established.  The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications.  After technological feasibility is established, any additional costs are capitalized.  Through December 31, 2016, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a five-year historical cumulative loss as of the end of fiscal year 2016.  These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2016 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company will continue to reserve its U.S.-based deferred tax amounts, which totaled $76.3 million, as of December 31, 2016.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 - 2015 tax years. State income tax returns are subject to examination for a period of three to four years after filing.  The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. It is the Company’s policy to classify any interest and/or penalties in the financial statements as a component of income tax expense.

Business Combinations

The Company applies the provisions of FASB ASC Topic No. 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to twelve months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the reporting period in which the adjusted amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

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

Recently Adopted Accounting Pronouncements

In September 2015, FASB issued Accounting Standard Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments as part of the Board’s Simplification Initiative.  This Update requires:

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

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 835-30): This Update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The Company has adopted this standard during fiscal year  2016 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40).  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted this standard and it had no impact on the Company’s consolidated financial statements other than additional required disclosure.

Recently Issued Accounting Standards not yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Topic 825-10). The Amendments to this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this Update requires disclosure of the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of the following amendments in this Update are permitted as of the beginning of the fiscal year of adoption - an entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash and cash equivalents and short-term investments. At December 31, 2016, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do occasionally invoice in foreign currencies. For the three years ended December 31, 2016, 2015, and 2014, our revenues denominated in foreign currencies were $204,000, $30,000, and $43,000, respectively. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2016, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and certain key officers as of March 10, 2017:

Name	Age	Position
William W. Smith, Jr.	69	Chairman of the Board, President and Chief Executive Officer
David Blakeney	56	Vice President, Engineering
Marco Leal	39	Vice President, Worldwide Products
Charles Messman	46	Vice President, Investor Relations and Corporate Development
Ken Shebek	54	Vice President, Chief Information Officer
David P. Sperling	48	Vice President, Chief Technology Officer
Steven M. Yasbek	63	Vice President, Chief Financial Officer

Mr. Smith co‑founded Smith Micro and has served as the Chairman of the Board, President and Chief Executive Officer since inception in 1982. Mr. Smith was employed by Rockwell International Corporation in a variety of technical and management positions from 1975 to 1984. Mr. Smith served with Xerox Data Systems from 1972 to 1975 and RCA Computer Systems Division from 1969 to 1972 in mainframe sales and pre‑sale technical roles. Mr. Smith received a B.A. in Business Administration from Grove City College.

Mr. Blakeney joined the Company in 2011 and is responsible for Development Engineering. Prior to this role, he led the development team for several Smith Micro products as well as the Wireless Products Quality Engineering team. Prior to joining Smith Micro, he served as Vice President of Product Development for Marconi’s Broadband Switching Division and Vice President of ATM Engineering at Fore Systems. Previous positions also include engineering management roles at 3Com Corporation and Texas Instruments. Mr. Blakeney holds a B.S. degree in Electrical Engineering from the University of Illinois and studied for a Masters in Electrical Engineering at Rice University.

Mr. Leal joined the Company in July 2016 as a result of the iMobileMagic acquisition and soon thereafter became the Vice President, Worldwide Products.  He is an experienced professional in the mobile products and services area with a career that spans over 16 years across technical, management and executive roles. Mr. Leal started his career at MobiComp, playing a key role in its product development and innovation strategy, helping the company grow and expand internationally. After MobiComp’s acquisition by Microsoft in 2008, he took the role of Principal Group Program Manager where he helped deliver high profile mobile products and data services. Mr. Leal left Microsoft in 2011 to start iMobileMagic as its co-founder and CEO. He is a graduate of the Computer Science and Systems Engineering degree at the Universidade do Minho in Braga, Portugal.

Mr. Messman joined the Company in April 2016 as Vice President, Investor Relations and Corporate Development.  Mr. Messman brings over 20 years of experience in working with a large range of technology companies providing investor relations counsel, strategy, financing alternatives, and M&A. Prior to joining Smith Micro, Mr. Messman was the Vice President of Finance & Corporate Development at eGain Corporation as well as having co-founded The MKR Group, serving as its President. He has worked with over 50 companies with market caps ranging from $10 million to $2.5 billion and is well known on Wall Street for having a strong marketing presence throughout many diverse industries. Mr. Messman holds a B.A. degree in Economics from Iowa State University.

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

Mr. Sperling joined the Company in April 1989 and has been the Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999.  Mr. Sperling began his professional career as a software engineer with us and he currently has five patents for various Internet and connectivity technologies. He holds a B.S. degree in Computer Science and an M.B.A. from the University of California, Irvine.

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

For information about our Directors, please see the section titled “Directors and Executive Officers” appearing in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is hereby incorporated by reference.

The section titled “Corporate Governance” appearing in our Proxy Statement for our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were met in a timely manner in 2016.

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

Item 11. EXECUTIVE COMPENSATION

The section titled “Executive Compensation and Related Information” appearing in our Proxy Statement for our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section titled “Ownership of Securities and Related Stockholder Matters” appearing in our Proxy Statement for our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2016 with respect to the shares of common stock that may be issued under our existing equity compensation plans (in thousands, except per share data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	27	$2.47	1,744
2005 Stock Option / Stock Issuance Plan (2)	346	24.00	—
Total	373	$22.44	1,744

(1)	The 2015 Omnibus Equity Incentive Plan was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were cancelled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section titled “Related Party Transactions” and “Director Independence” appearing in our Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section titled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” appearing in our Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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

Page

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-1

(3) Exhibits

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096.

3.1.1	Amendment to Certificate of Incorporation dated July 11, 2000.	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.1.2	Amendment to Certificate of Incorporation dated August 18, 2005.	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

3.1.3	Amendment to Certificate of Incorporation dated June 25, 2012.	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012.

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015.

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015.

Exhibit No.	Title	Method of Filing

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on August 15, 2016.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-95096.

3.3	Amendment to Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007.

4.1	Specimen certificate representing shares of Common Stock.	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096.

4.2	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015.

10.1	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096.

10.2	Amended and Restated 2005 Stock Option / Stock Issuance Plan.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222).

10.3	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.4	Amended & Restated Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010.

10.5	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

10.6	Form of Registration Rights Agreement dated August 15, 2014.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014.

10.7	2015 Omnibus Equity Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.

10.8	Share Purchase Agreement, dated March 8, 2016, by and between Smith Micro Software, Inc. and Birdstep Technology ASA.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2016.

10.9	Share Purchase Agreement, dated July 19, 2016, by and between Smith Micro Software, Inc. and the selling shareholders of iMobileMagic–Mobile Experiences, LDA.	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016.

Exhibit No.	Title	Method of Filing

10.10

Escrow Agreement, dated July 19, 2016, by and among Smith Micro Software, Inc., Computershare Trust Company, N.A., and the selling shareholders of iMobileMagic– Mobile Experiences, LDA named in Exhibit A thereto.

Incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016.

10.11	Note and Warrant Purchase Agreement, dated September 2, 2016, by and among the Company and each of the Investors.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016.

10.12	Form of Senior Subordinated Promissory Note, dated September 6, 2016.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016.

10.13	Form of Warrant to Purchase Common Stock, dated September 6, 2016.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016.

10.14	Form of Registration Rights Agreement, dated September 6, 2016.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016.

10.15	Secured Promissory Note December 6, 2016.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2016.

10.16	Amendment to Note issued to Unterberg Koller Capital Fund L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016.

10.17	Amendment to Note and Warrant issued to William W. and Dieva L. Smith.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.1.1	Attachment 1 to Code of Ethics.	Incorporated by reference to Exhibit 14.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

Exhibit No.	Title	Method of Filing

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

(c)	Financial Statement Schedule

The Financial Statement Schedule required by Regulation S-X and Item 8 of this Form are listed above in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 10, 2017	By:/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2017	By:/s/ Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2017
William W. Smith, Jr.

/s/ Steven M. Yasbek	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
Steven M. Yasbek

/s/ Andrew Arno	Director	March 10, 2017
Andrew Arno

/s/ Thomas G. Campbell	Director	March 10, 2017
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 10, 2017
Steven L. Elfman

/s/ Samuel Gulko	Director	March 10, 2017
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 10, 2017
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

March 10, 2017

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,229	$8,819
Short-term investments	—	4,078
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $197 (2016) and $201 (2015)	4,962	8,145
Income tax receivable	1	13
Inventories, net of reserves for excess and obsolete inventory of $148 (2016) and $158 (2015)	12	39
Prepaid expenses and other current assets	713	692
Total current assets	7,917	21,786
Equipment and improvements, net	1,811	2,492
Other assets	149	195
Intangible assets, net	745	—
Goodwill	3,686	—
Total assets	$14,308	$24,473
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,907	$1,708
Accrued liabilities	3,503	5,064
Deferred revenue	98	440
Total current liabilities	5,508	7,212
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $1,033 and $0, respectively	967	—
Notes payable, net of discount & issuance costs of $1,033 and $0, respectively	967	—
Warrant liability	1,210	—
Deferred rent and other long term liabilities	2,971	3,235
Deferred tax liability, net	181	—
Total non-current liabilities	6,296	3,235
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 12,297,954 and 11,432,318 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	12	46
Additional paid-in capital	227,889	224,867
Accumulated comprehensive deficit	(225,397)	(210,887)
Total stockholders’ equity	2,504	14,026
Total liabilities and stockholders' equity	$14,308	$24,473

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

	Year ended December 31,
	2016	2015	2014
Revenues	$28,235	$39,507	$36,979
Cost of revenues	7,564	8,152	9,317
Gross profit	20,671	31,355	27,662
Operating expenses:
Selling and marketing	9,615	8,902	9,559
Research and development	15,906	13,863	14,192
General and administrative	10,341	11,128	13,218
Restructuring expenses	303	—	2,435
Long-lived asset impairment	411	—	—
Total operating expenses	36,576	33,893	39,404
Operating loss	(15,905)	(2,538)	(11,742)
Non-operating income (expense):
Change in fair value of warrant liability	910	—	—
Change in carrying value of contingent liability	668	—	—
Interest income (expense), net	(389)	1	(5)
Other income (expense), net	(25)	3	(3)
Loss before provision for income taxes	(14,741)	(2,534)	(11,750)
Provision for income tax expense (benefit)	(229)	68	49
Net loss	(14,512)	(2,602)	(11,799)
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	2	(1)	—
Income tax expense related to items of other comprehensive income	—	—	—
Other comprehensive income (expense), net of tax	2	(1)	—
Comprehensive loss	$(14,510)	$(2,603)	$(11,799)
Net loss per share:
Basic and diluted	$(1.21)	$(0.23)	$(1.16)
Weighted average shares outstanding:
Basic and diluted	11,951	11,486	10,162

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2013	36,994	$37	$214,619	$(196,485)	$18,171
Exercise of common stock options	4	—	6	—	6
Non-cash compensation recognized on stock options and ESPP	—	—	157	—	157
Restricted stock grants, net of cancellations	1,421	1	3,494	—	3,495
Cancellation of shares for payment of withholding tax	(292)	—	(391)	—	(391)
Employee stock purchase plan	27	—	21	—	21
Issuance of common stock in a private placement	6,846	7	5,235		5,242
Comprehensive loss	—	—	—	(11,799)	(11,799)
BALANCE, December 31, 2014	45,000	$45	$223,141	$(208,284)	$14,902
Exercise of common stock options	8	—	10	—	10
Non-cash compensation recognized on stock options and ESPP	—	—	186	—	186
Restricted stock grants, net of cancellations	1,091	1	1,966	—	1,967
Cancellation of shares for payment of withholding tax	(394)	—	(458)	—	(458)
Tax benefit deficiencies related to restricted stock expense	—	—	5	—	5
Employee stock purchase plan	24	—	17	—	17
Comprehensive loss	—	—	—	(2,603)	(2,603)
BALANCE, December 31, 2015	45,729	$46	$224,867	$(210,887)	$14,026
Non-cash compensation recognized on stock options and ESPP	—	—	137	—	137
Restricted stock grants, net of cancellations	366	—	1,391	—	1,391
Cancellation of shares for payment of withholding tax	(126)	—	(304)	—	(304)
Employee stock purchase plan	7	—	13	—	13
Shares issued for iMobileMagic acquisition	611	—	1,737	—	1,737
Shares issued for interest on notes payable	8		17		17
Effects of reverse stock split	(34,297)	(34)	31	—	(3)
Comprehensive loss	—	—	—	(14,510)	(14,510)
BALANCE, December 31, 2016	12,298	$12	$227,889	$(225,397)	$2,504

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(14,512)	$(2,602)	$(11,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,381	1,904	2,931
Amortization of debt discounts and financing issuance costs	247	—	—
Long-lived asset impairment	411
Change in fair value of warrant liability	(910)	—	—
Change in carrying value of contingent liability	(668)	—	—
Provision for adjustments to accounts receivable and doubtful accounts	70	31	347
Provision for excess and obsolete inventory	11	48	124
Loss on disposal of fixed assets	27	1	—
Tax benefits from stock-based compensation	—	(5)	—
Non-cash compensation related to stock options and restricted stock	1,528	2,158	3,652
Deferred income taxes	(137)	—	(2)
Change in operating accounts:
Accounts receivable	3,368	40	(1,000)
Income tax receivable	115	688	(7)
Inventories	16	10	(54)
Prepaid expenses and other assets	344	92	114
Accounts payable and accrued liabilities	(1,966)	(1,362)	(2,189)
Deferred revenue	(828)	(1,058)	1,034
Net cash used in operating activities	(11,503)	(55)	(6,849)
Investing activities:
Acquisition of Birdstep Technology, net of cash received	(1,927)	—	—
Acquisition of iMobileMagic, net of cash received	(558)	—	—
Capital expenditures	(500)	(124)	(216)
Proceeds from the sale of short-term investments	4,079	—	198
Purchases of short-term investments	—	(1,199)	—
Net cash provided by (used in) investing activities	1,094	(1,323)	(18)
Financing activities:
Cash received from issuance of common stock, net of offering costs	—	—	5,242
Cash received from related-party notes payable, net of issuance costs ($97)	1,903	—	—
Cash received from notes payable, net of issuance costs ($97)	1,903	—	—
Cash received from stock sale for employee stock purchase plan	13	17	21
Cash received from exercise of stock options	—	10	6
Tax benefits received from stock-based compensation	—	5	—
Net cash provided by financing activities	3,819	32	5,269
Net decrease in cash and cash equivalents	(6,590)	(1,346)	(1,598)
Cash and cash equivalents, beginning of period	8,819	10,165	11,763
Cash and cash equivalents, end of period	$2,229	$8,819	$10,165
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27	$17	$75
Cash paid for interest expense	$21	$—	$—
Change in unrealized gain (loss) on short-term investments	$2	$(1)	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro Software, Inc. (“Smith Micro,” “Company,” “we,” “us,” and “or”) develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and enterprise businesses around the world.  From optimizing wireless networks to uncovering customer experience insights, and from streamlining Wi-Fi access to ensuring family safety, our solutions enrich connected lifestyles while creating new opportunities to engage consumers via smartphones. Our portfolio also includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging, video streaming, and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

Over the past three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications.  Tier 1 mobile network operators, cable providers, OEMs/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers and the Internet of Things (“IoT”).

In general, we help our customers:

•	Optimize networks, reduce operational costs, and deliver “best-connected” user experiences;
•	Manage mobile devices over-the-air for maximum performance, efficiency, reliability and cost-effectiveness;
•	Provide greater insight into the mobile user experience to improve service quality and customer loyalty;
•	Engage and grow high-value relationships with their customers using smartphones.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as “Big Data” analytics, the explosion of Wi-Fi hotspots, and business-to-consumer (“B2C”) mobile marketing and advertising.  The key to our longevity, however, is not simply technology innovation, but a never-ending focus on customer value.

Basis of Presentation

The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany amounts have been eliminated in consolidation.

Foreign Currency Transactions

The Company has international operations resulting from current and prior year acquisitions. The countries in which the Company has a subsidiary or branch office in are Serbia, Sweden, Portugal, the United Kingdom and Canada. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

Business Combinations

The Company applies the provisions of FASB ASC Topic No. 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to twelve months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the reporting period in which the adjusted amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

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

As required by FASB ASC Topic No. 350, for goodwill and other intangibles impairment analysis, we utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy.

Our warrant liability is classified within Level 3 as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.  The carrying values of all other assets and liabilities approximate fair value

As required by FASB ASC Topic No. 820, we measure our warrant liability at fair value. Our warrant liability is classified within Level 3 as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.  The carrying values of all other assets and liabilities approximate fair value.

Significant Concentrations

For the year ended December 31, 2016, two customers, each accounting for over 10% of revenues, made up 76.1% of revenues and 80% of accounts receivable, and one service provider with more than 10% of purchases totaled 24% of accounts payable.  For the year ended December 31, 2015, two customers, each accounting for over 10% of revenues, made up 76.7% of revenues and 83% of accounts receivable, and one service provider with more than 10% of purchases totaled 13% of accounts payable.  For the year ended December 31, 2014, two customers, each accounting for over 10% of revenues, made up 79.2% of revenues and 87% of accounts receivable, and one service provider with more than 10% of purchases totaled 27% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation coverage, and have original maturity dates of three months or less.  As of December 31, 2016 and 2015, bank balances totaling approximately $2.1 million and $8.5 million, respectively, were uninsured.

Short-Term Investments

Short-term investments have consisted of corporate notes, bonds, and commercial paper and U.S. government agency and government sponsored enterprise obligations.  The Company accounts for these short-term investments as required by FASB ASC Topic No. 320, Investments-Debt and Equity Securities.  These debt and equity securities are not classified as either held-to-maturity securities or trading securities.  As such, they are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income in stockholders’ equity until realized.

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

Inventories

Inventories consist principally of compact disks (“CDs”), boxes and manuals and are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s forecast of product demand and production requirements. At December 31, 2016 and 2015, our net inventory of $12,000 and $39,000 respectively, consisted mostly of components.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established.  The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications.  After technological feasibility is established, any additional costs are capitalized.  Through December 31, 2016, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was an impairment of its Customer Relationships intangible asset in the amount of $0.4 million as of December 31, 2016.

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

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities From Equity and FASB ASC Topic No. 815, Derivatives and Hedging.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

Deferred Rent and Other Long-Term Liabilities

The long-term liabilities are for deferred rent to account for the difference between straight-line and bargain rents, lease incentives included in deferred rent, restructuring expenses, and sublease deposits.

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2016, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for seven consecutive quarters.
•	Negative cash flow from operating activities for three consecutive quarters.
•	Depressed stock price resulting in being non-compliant with NASDAQ listing rules to maintain a stock price of $1.00/share resulting in the necessity to execute a 1:4 reverse stock split.
•	Loss of 32% of revenue from our number one customer, Sprint, in fiscal year 2016 versus fiscal year 2015.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4.0 million of debt financing during the year ended December 31, 2016.
•	The Company has been able to raise capital from short-term loans from its Board members.
•

As a result of the Company’s restructuring that was implemented during the three months ended December 31, 2016, and again during the first quarter of fiscal 2017, the Company’s cost structure is now in line with its current baseline revenue projections.  See Footnote 3 for additional details regarding restructuring.

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months.

The Company will take the following actions if it starts to trend unfavorable to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

Revenue Recognition

We currently report our net revenues under two operating groups: Wireless and Graphics. Within each of these groups, software revenue is recognized based on the customer and contract type. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable as required by FASB ASC Topic No. 605-985, Revenue Recognition-Software.  We recognize revenues from sales of our software to our customers or end users as completed products are shipped and title passes or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved. For Wireless sales, returns from customers are limited to defective goods or goods shipped in error. Historically, customer returns have not exceeded the very nominal estimates and reserves. We also provide some technical support to our customers. Such costs have historically been insignificant.

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

For Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis.  Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty-day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives.  We use historical redemption rates to estimate the cost of customer incentives.  Total sales incentives were $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Net Loss Per Share

The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earning Per Share.  Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents, and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(14,512)	$(2,602)	$(11,799)
Denominator:
Weighted average shares outstanding - basic	11,951	11,486	10,162
Potential common shares - options (treasury stock method)	—	—	—
Weighted average shares outstanding - diluted	11,951	11,486	10,162
Shares excluded (anti-dilutive)	—	17	37
Shares excluded due to an exercise price greater than weighted average stock price for the period	2,094	383	377
Net loss per common share:
Basic	$(1.21)	$(0.23)	$(1.16)
Diluted	$(1.21)	$(0.23)	$(1.16)

Recently Adopted Accounting Pronouncements

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

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 835-30): This Update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The Company has adopted this standard during fiscal year 2016 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40).  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted this standard and it had no impact on the Company’s consolidated financial statements other than additional required disclosure.

Recently Issued Accounting Standards not yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Topic 825-10). The Amendments to this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this Update requires disclosure of the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of the following amendments in this Update are permitted as of the beginning of the fiscal year of adoption - an entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

2. Acquisitions

The Company applies the provisions of FASB ASC Topic No. 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

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

iMobileMagic – Mobile Experiences, LDA

On July 19, 2016, the Company and iMobileMagic – Mobile Experiences, LDA (“iMM”), a Portuguese limited liability company, entered into a Share Purchase Agreement (the “Share Purchase Agreement”)

pursuant to which the Company agreed to acquire 100% of the outstanding share capital (the “Shares”) of iMM.  Under the terms of the Share Purchase Agreement, the aggregate purchase price for the Shares, Shareholders Credits and the share held by Seller Marco Leal in the share capital of the Portuguese company “Fammly, Lda.”, consisted of the following consideration (collectively, the “Purchase Price”): (i) €500,000 in cash, plus €20,238 in cash corresponding to the difference between cash and debt (excluding the Shareholders Credits) of the Company as of June 30, 2016, in a total of €520,238 or equivalent value of $580,577 in cash (the “Cash Consideration”); (ii) €500,000 or equivalent value of $578,994 in value of Buyer’s common stock (the “Initial Shares”); and (iii) €1,000,000 or equivalent value of $1,157,989 in value of Buyer’s common stock to be held in escrow pursuant to the Escrow Agreement (the “Escrowed Shares”).  As a result of the Acquisition, iMM has become a wholly-owned subsidiary of the Company.  Approximately 16 employees continued as employees of iMM following the Closing.  Acquisition-related costs of $0.2 million were recorded as expense in fiscal year 2016 in the general and administrative section of the consolidated statement of operations.

The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$581
Common stock	1,737
Total purchase price	$2,318

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$23
Short term investments	1
Accounts receivable	156
Prepaids and other current assets	8
Intangible assets	683
Goodwill	1,695
Total assets	$2,566
Liabilities:
Accounts payable	$13
Accrued liabilities	64
Deferred tax liability	171
Total liabilities	$248
Total purchase price	$2,318

The results of operations of iMobileMagic have been included in the Company’s consolidated financial statements from the date of acquisition.  The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.

The purpose of the iMobileMagic acquisition was to enter into the fast growing international family services, location-tracking market.

Birdstep Technology AB

On April 7, 2016, pursuant to the Share Purchase Agreement, dated as of March 8, 2016, by and between the Company and Birdstep Technology ASA (“Birdstep”), the Company completed its acquisition of 100% of the outstanding capital stock of Birdstep’s wholly owned Swedish subsidiary, Birdstep Technology AB (the “Acquisition”).  Pursuant to the terms of the Share Purchase Agreement, the Company paid a net purchase price of $2,000,000 in cash to Birdstep at the closing.  As a result of the Acquisition, Birdstep Technology AB became a wholly-owned subsidiary of the Company.  Approximately 18 employees continued as employees of Birdstep Technology AB following the Closing.  Acquisition-related costs of $0.2 million were recorded as expense in the fiscal year 2016 in the general and administrative section of the consolidated statement of operations.

The total purchase price is summarized as follows (in thousands):

Cash paid at closing	$2,883
Less: Reimbursement of cash on hand at closing	(883)
Total purchase price	$2,000

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$73
Accounts receivable	99
Income tax receivable	103
Prepaids and other current assets	311
Equipment and improvements	30
Intangible assets	670
Goodwill	1,991
Total assets	$3,277
Liabilities:
Accounts payable	$223
Accrued liabilities	421
Deferred revenue	486
Deferred tax liability	147
Total liabilities	$1,277
Total purchase price	$2,000

The results of operations of Birdstep Technology AB have been included in the Company’s consolidated financial statements from the date of acquisition.  The pro-forma effect of the acquisition on historical periods is not material and therefore is not included.

The purpose of the Birdstep acquisition was to re-enter the Asia-Pacific and European wireless markets, and to acquire engineering talent that was already in place and developing essentially the same NetWise-type products that we were.

3. Restructuring

2016 Restructuring

In the fourth quarter of fiscal 2016, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 30%, and reduce its overall cost structure by approximately $2.5 million per quarter. The restructuring plan resulted in special charges totaling $0.3 million recorded during the three-month period ended December 31, 2016. These charges were for primarily related to severance costs and were all paid out by December 31, 2016.

In the first quarter of fiscal 2017, the Board of Directors approved an additional restructuring plan intended to further streamline and flatten the Company’s organization, reduce overall headcount by approximately 16%, and reduce its overall cost structure by another $0.9 - $1.0 million per quarter. The restructuring plan will result in special charges totaling approximately $0.3 million to be recorded during the three-month period ending March 31, 2017. These charges are primarily related to severance costs and include $0.1 million of  non-cash stock-based compensation severance.

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

Following is the activity in our restructuring liability for the year ended December 31, 2016 (in thousands):

	December 31, 2015			December 31, 2016
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	$2,123	$17	$(354)	$1,786
One-time employee termination benefits	—	239	(174)	65
Datacenter consolidation, other	86	47	(24)	109
Total	$2,209	$303	$(552)	$1,960

4. Fair Value of Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities From Equity and FASB ASC Topic No. 815, Derivatives and Hedging.   Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black-Scholes model.

At December 31, 2016 and December 31, 2015, the carrying value and the aggregate fair value of the Company’s warrant liability and long-term debt were as follows (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Warrant liability	$1,210	$1,210	$—	$—
Long-term debt	$1,934	$1,934	$—	$—

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable nor derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as a Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis is as follows (in thousands):

Balance, December 31, 2015	$—
Issuances	2,120
Change in fair value of warrant liability	(910)
Balance, December 31, 2016	$1,210

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

The initial fair value of the warrant liability associated with the Note and Warrant Purchase Agreement was $2.1 million, and the fair value decreased to $1.2 million as of December 31, 2016.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market, and as such the estimated fair value as of December 31, 2016 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

As of
December 31, 2016
Expected remaining term	4.75 years
Common stock market price	$1.57
Risk-free interest rate	1.96%
Expected volatility	70.5%
Resulting fair value (per warrant)	$0.71

Expected volatility is based on historical volatility. Historical volatility was computed using monthly pricing observations for recent periods that correspond to the remaining expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date.

Long-Term Debt

At December 31, 2016, the aggregate fair value and the carrying value of the Company’s long-term debt was as follows (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt - related party	$967	$967	$—	$—
Long-term debt	967	967	—	—
Total long-term debt	$1,934	$1,934	$—	$—

The carrying value $1.9  million is net of debt discount of $1.9 million and debt issuance costs of $0.2 million as of December 31, 2016.

5. Balance Sheet Details

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

	December 31, 2016			December 31, 2015
	Amortized	Gross	Fair	Amortized	Gross	Fair
	cost basis	unrealized loss	value	cost basis	unrealized loss	value
Corporate bonds and notes	$—	$—	$—	$—	$—	$—
Government securities/money market	—	—	—	4,080	(2)	4,078
Total	$—	$—	$—	$4,080	$(2)	$4,078

There were no realized gains (losses) recognized in interest and other income for the years ended December 31, 2016, 2015, and 2014.

Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2016	2015
Computer hardware, software, and equipment	$14,617	$16,288
Leasehold improvements	5,315	5,170
Office furniture and fixtures	1,073	1,214
	21,005	22,672
Less accumulated depreciation and amortization	(19,194)	(20,180)
Equipment and improvements, net	$1,811	$2,492

Depreciation and amortization expense on equipment and improvements was $1.3 million, $1.9 million and $2.9 million for the years ended December 31, 2016, 2015, and 2014 respectively.

Other Assets

These are office rent and other deposits.

Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of December 31, 2016 and December 31, 2015 (in thousands except for useful life data):

		December 31, 2016					December 31, 2015
	Useful life		Accumulated	Net book value	Impairment	Net		Accumulated	Net
	(years)	Gross	amortization	before impairment	charge	book value	Gross	amortization	book value
Purchased technology	5 -6	$265	$(32)	$233	$—	$233	$—	$—	$—
Customer relationships	3-6	999	(147)	852	(411)	441	—	—	—
Trademarks/trade names	2	38	(9)	29	—	29	—	—	—
Non-compete	3	51	(9)	42	—	42	—	—	—
Total		$1,353	$(197)	$1,156	$(411)	$745	$—	$—	$—

Intangible assets amortization expense was $0.1 million for the three and twelve months ended December 31, 2016.

Future amortization expense related to intangible assets as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	259
2018	249
2019	143
2020	46
2021	40
Beyond	8
Total	$745

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

If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase.  The Company recognized an impairment loss of $0.4 million in the three and twelve months ended December 31, 2016 related to an intangible asset acquired from our Birdstep acquisition.

We review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2016.

Accrued Liabilities

Accrued short-term liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Salaries and benefits	$2,545	$2,723
Restructuring liabilities	485	442
Pennsylvania grant liability	65	1,000
Royalties and revenue sharing	146	643
Income & other taxes payable	56	205
Interest payable	97	—
Marketing expenses, rebates, and other	109	51
Total accrued short-term liabilities	$3,503	$5,064

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred rent	$1,162	$1,402
Restructuring liabilities	1,475	1,767
Pennsylvania grant liability	268	—
Sublease deposits	66	66
Total deferred rent and other long-term liabilities	$2,971	$3,235

6. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(14,314)	$(2,651)	$(11,867)
Foreign	(427)	117	117
Total loss before provision for income taxes	$(14,741)	$(2,534)	$(11,750)

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(153)	5	5
Foreign	61	63	44
Total current	(92)	68	49
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(137)	—	—
Total deferred	(137)	—	—
Total provision	$(229)	$68	$49

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the profit before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0
State tax, net of federal benefit	4.6	(20.4)	1.2
Equity compensation	(0.3)	(13.7)	(6.6)
International tax items	(1.0)	(4.6)	0.1
Foreign taxes	0.5	(2.5)	(0.4)
Uncertain tax positions	1.1	0.0	0.0
Other	(0.2)	(10.6)	(2.5)
Miscellaneous	(0.5)	(1.1)	0.0
Change in valuation allowance	(37.6)	15.2	(27.5)
	1.6%	(2.7)%	(0.7)

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred income tax assets
Net operating loss carry forwards	$54,023	$48,003
Credit carry forwards	3,464	3,708
Fixed assets	985	1,181
Intangibles	15,894	19,588
Equity based compensation	688	311
Nondeductible accruals	1,346	1,977
Various reserves	132	142
Other	28	56
Valuation allowance	(76,337)	(74,907)
Total deferred income taxes - net	223	59
Deferred income tax liabilities
Warrants	(347)	—
Prepaid expenses	(57)	(59)
Total deferred income liabilities	(404)	(59)

Net deferred income tax assets (liabilities)	$(181)	$—

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $134.6 million and $147.5 million, respectively, at December 31, 2016, to reduce future cash payments for income taxes.  Of the $134.6 million of NOL carryforwards at December 31, 2016, $0.8 million relates to the excess tax benefits from employee restricted stock.  Equity will be increased by $0.8 million, if and when such excess tax benefits are ultimately realized.  These federal NOL carryforwards will expire from 2024 through 2036 and state NOL carryforwards will expire 2016 through 2036. The Company also had $0.5 million of Alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2016. These tax credits will begin to expire in 2027.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2016 and 2015, the Company had unrecognized tax benefits, including interest and penalties of approximately $0.4 million and $0.6 million for as of December 31, 2016 and 2015, respectively.

The Company’s gross unrecognized tax benefits as of December 31, 2016 and 2015 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$592	$592
Increases/(decreases) in tax positions for the current year	(164)	—
Increases/(decreases) in tax positions for the prior year	—	—
Gross unrecognized tax benefits, ending balance	$428	$592

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

After a review of the four sources of taxable income as of December 31, 2016 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $76.3 million at December 31,

2016.  During fiscal year 2016, the valuation allowance on deferred tax assets increased by $1.4 million and decreased $0.8 million during fiscal years 2015 and 2014  million and $12.1 million, respectively.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During the fiscal years 2016 and 2015, we recognized approximately $0 and $3,000 of interest and penalties in each year.  The cumulative interest and penalties at December 31, 2016 and 2015 were $0 and $47,000, respectively.

Unrecognized tax benefits of $164 million were released in October of 2016, which impacted the effective tax rate due to the expiration of the statute of limitations.  We do not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 – 2015 tax years. State income tax returns are subject to examination for a period of three to four years after filing.  As of December 31, 2016, the Company had no outstanding tax audits.  The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

7. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Operating
2017	$2,364
2018	2,387
2019	1,998
2020	1,702
2021	1,705
Beyond	33
Total	$10,189

As of December 31, 2016, $4.0 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.1 million.

Total rent expense was $1.6 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

As a condition of our lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space.  These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

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

8. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath™, and QuickLink® family of products.  Graphics includes our consumer-based products: Poser®, Moho™ (formerly Anime Studio®), Clip Studio® (formerly Manga Studio®), MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2016	2015	2014
Wireless	$23,086	$33,553	$31,276
Graphics	5,149	5,954	5,703
Total revenues	28,235	39,507	36,979
Cost of revenues	7,564	8,152	9,317
Gross profit	$20,671	$31,355	$27,662

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s revenues is as follows:

	Year Ended December 31,
	2016	2015	2014
Wireless:
Sprint (& affiliates)	62.6%	65.4%	68.0%
Graphics:
FastSpring	13.5%	11.3%	11.2%

The customers listed above comprised 80%, 83% and 87% of our accounts receivable as of December 31, 2016, 2015, and 2014, respectively.  Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2016, 2015, and 2014, the Company operated in three geographic locations: the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Americas	$27,618	$39,008	$35,689
EMEA	424	239	964
Asia Pacific	193	260	326
Total revenues	$28,235	$39,507	$36,979

9. Profit Sharing

The Company offers its employees a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million in each of the years ended December 31, 2016, 2015, and 2014.

10. Stock-Based Compensation

Stock Plans

On June 18, 2015, our Shareholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”).  The 2015 OEIP, which became effective the same date, replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015.  All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under that Plan.  The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 2,125,000 shares.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock, or 250 shares, for any purchase period. Additionally, no more than 250,000 shares may be purchased under the plan.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2016, 2015, and 2014, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value of stock options	$1.40	$3.08	$2.28
Assumptions
Risk-free interest rate (weighted average)	1.1%	1.1%	1.2%
Expected dividend yield	—	—	—
Weighted average expected life (years)	4.8	4.0	3.5
Volatility (weighted average)	74.3%	83.5%	82.9%
Forfeiture rate	23.0%	23.3%	25.5%

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

Grants of restricted stock are valued using the closing stock price on the date of grant. In the year ended December 31, 2016, a total of 75,000 shares of restricted stock, with a total value of $51,000, were granted to non-employee members of the Board of Directors. This cost will be amortized over a period of 12  months. In addition, 300,000 shares of restricted stock, with a total value of $0.9  million, were granted to key officers and employees of the Company. This cost will be amortized over a period of 48 months.

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

	(Ending)
	September 30,	March 31,	September 30,	March 31,	September 30,
Offering Period Ended	2016	2016	2015	2015	2014
Shares purchased for offering period	3,536	3,498	3,113	2,804	3,405
Fair value per share	$0.77	$1.24	$2.39	$1.72	$3.32
Assumptions
Risk-free interest rate (average)	0.47%	0.18%	0.11%	0.40%	0.80%
Expected dividend yield	—	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5	0.5
Volatility (average)	40.4%	66.1%	103.8%	109.1%	74.0%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$3	$12	$13
Selling and marketing	277	335	270
Research and development	495	644	659
General and administrative	753	1,167	1,437
Restructuring expense	—	—	1,273
Total non-cash stock compensation expense	$1,528	$2,158	$3,652

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $0, $0.1 million and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2015 and 2005 Plans as of December 31, 2016 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2013	543	$27.04	$—
(393 options exercisable at a weighted average exercise price of $35.24)
Granted (weighted average fair value of $2.28)	158	$3.80
Exercised	(1)	$5.52
Cancelled	(166)	$23.92
Outstanding as of December 31, 2014	534	$21.16	$—
(322 options exercisable at a weighted average exercise price of $32.16)
Granted (weighted average fair value of $3.08)	18	$5.08
Exercised	(2)	$4.76
Cancelled	(139)	$16.20
Outstanding as of December 31, 2015	411	$21.56	$—
(1,291 options exercisable at a weighted average exercise price of $8.04)
Granted (weighted average fair value of $1.40)	33	$2.36
Exercised	—	$—
Cancelled	(71)	$8.04
Outstanding as of December 31, 2016	373	$22.44	$—
Exercisable as of December 31, 2016	307	$26.48	$—
Vested and expected to vest at December 31, 2016	366	$22.79	$—

During the year ended December 31, 2016, no options were  exercised. The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 was $2.36.  As of December 31, 2016, there is $2.1 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plans.  At December 31, 2016, there were 1.7 million and 0 shares available for future grants under the 2015 Omnibus Equity Incentive Plan and 2005 Stock Issuance / Stock Option Plan, respectively.

Restricted Stock Awards

There were 375,000 restricted stock awards were granted under the 2015 Omnibus Equity Incentive Plan and 2005 Stock Issuance / Stock Option Plan as of December 31, 2016.

A summary of the Company’s restricted stock awards outstanding under the 2015 and 2005 Plans as of December 31, 2016, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2013	436	$9.92
Granted	406	$7.16
Vested	(360)	$9.92
Cancelled and forfeited	(51)	$7.16
Unvested at December 31, 2014	431	$7.64
Granted	343	$6.00
Vested	(252)	$7.80
Cancelled and forfeited	(71)	$6.68
Unvested at December 31, 2015	451	$6.44
Granted	375	$2.70
Vested	(253)	$5.83
Cancelled and forfeited	(139)	$4.16
Unvested at December 31, 2016	434	$4.30

11.  Equity Transactions

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

12. Preferred Stock

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

13. Related Party Transactions

On December 6, 2016, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”), pursuant to which Smith loaned to the Company $1,000,000 and the

Company issued to Smith a Secured Promissory Note (the “Secured Note”) bearing interest at the rate of 18% per annum.  The Secured Note was due and repaid on December 14, 2016.

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $2,000,000 (the “Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer.  Refer to Note 14 for additional details.

14. Long Term Debt

On September 2, 2016, the Company entered into a Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold Notes in the aggregate principal amount of $4,000,000 and five-year Warrants to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016.

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

We allocated the aggregate proceeds of the senior subordinated promissory notes payable between the warrants and the debt obligations based on their fair values.  In accordance with ASC 480 and ASC 815, the warrants were recorded as a liability and will be marked to market.  The fair value of the warrants issued to the Lender was calculated utilizing the Black-Scholes option pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free interest rate for period within the contractual life of the warrant is based on the U.S. Treasury yield in effect at the time of grant. We will amortize the fair value of the warrants as a discount of $2.1 million over the term of the loan using the effective interest method, with an effective interest rate of 28.6%.

15. Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events.  The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Divea L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Notes”) bearing interest at the rate of 18% per annum.  The Notes are due on March 24, 2017 and are secured by the Company’s accounts receivable and certain other assets.  Messrs. Smith and Elfman are each directors of the Company, and Mr. Smith is the Chairman and Chief Executive Officer of the Company.

Subsequent events have been evaluated as of the date of this filing and there are no further disclosures required.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2016 and 2015 are as follows (in thousands, except per share data):

	Year ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$7,214	$7,459	$6,478	$7,084
Gross profit	$5,101	$5,547	$4,680	$5,343
Operating loss	$(3,679)	$(3,907)	$(4,557)	$(3,762)
Net loss	$(3,706)	$(3,279)	$(4,314)	$(3,213)
Net (loss) per share, basic (1)	$(0.32)	$(0.28)	$(0.35)	$(0.26)
Weighted average shares outstanding, basic	11,524	11,741	12,209	12,323
Net (loss) per share, diluted (1)	$(0.32)	$(0.28)	$(0.35)	$(0.27)
Weighted average shares outstanding, diluted	11,524	11,741	12,209	12,323

	Year ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$10,529	$9,386	$9,586	$10,006
Gross profit	$8,411	$7,315	$7,627	$8,002
Operating income (loss)	$2	$(1,225)	$(768)	$(547)
Net income (loss)	$(10)	$(1,231)	$(770)	$(591)
Net (loss) per share, basic (1)	$(0.00)	$(0.11)	$(0.07)	$(0.05)
Weighted average shares outstanding, basic	11,375	11,564	11,540	11,465
Net (loss) per share, diluted (1)	$(0.00)	$(0.11)	$(0.07)	$(0.05)
Weighted average shares outstanding, diluted	11,375	11,564	11,540	11,465

(1)

Basic and diluted net (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2016

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for accounts receivable (1):
2016	$201	$70	$(74)	$197
2015	602	31	(432)	201
2014	617	347	(362)	602
Allowance for excess and obsolete inventory:
2016	$158	$11	$(21)	$148
2015	151	48	(41)	158
2014	301	124	(274)	151

(1)	Allowances are for retail return reserves, marketing development funds, and doubtful accounts.

S-1