Form 10-Q
period 2017-03-31
SMITH MICRO SOFTWARE INC
filed 2017-05-04
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01‑35525

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33‑0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 COLUMBIA

ALISO VIEJO, CA 92656

(Address of principal executive offices, including zip code)

(949) 362-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐   No   ☒

As of April 28, 2017, there were 12,134,505 shares of common stock outstanding

.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,504	$2,229
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $80 (2017) and $197 (2016)	4,705	4,962
Income tax receivable	1	1
Inventories, net of reserves for excess and obsolete inventory of $148 (2017) and $148 (2016)	13	12
Prepaid expenses and other current assets	508	713
Total current assets	7,731	7,917
Equipment and improvements, net	1,651	1,811
Other assets	146	149
Intangible assets, net	680	745
Goodwill	3,685	3,686
Total assets	$13,893	$14,308
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,600	$1,907
Accrued liabilities	3,281	3,503
Related-party notes payable, short-term	2,000	—
Deferred revenue	684	98
Total current liabilities	7,565	5,508
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $938 (2017) and $1,033 (2016)	1,062	967
Notes payable, net of discount & issuance costs of $938 (2017) and $1,033 (2016)	1,062	967
Warrant liability	502	1,210
Deferred rent and other long-term liabilities	2,873	2,971
Deferred tax liability, net	181	181
Total non-current liabilities	5,680	6,296
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 12,116,156 and 12,297,954 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	228,265	227,889
Accumulated comprehensive deficit	(227,629)	(225,397)
Total stockholders’ equity	648	2,504
Total liabilities and stockholders' equity	$13,893	$14,308

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the three months ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues	$5,576	$7,214
Cost of revenues	1,283	2,113
Gross profit	4,293	5,101
Operating expenses:
Selling and marketing	1,793	2,370
Research and development	2,497	3,923
General and administrative	2,189	2,486
Restructuring expense	392	—
Total operating expenses	6,871	8,779
Operating loss	(2,578)	(3,678)
Other expense:
Change in fair value of warrant liability	708	—
Interest income (expense), net	(344)	1
Other expense	(10)	(3)
Loss before provision for income taxes	(2,224)	(3,680)
Provision for income tax expense	8	26
Net loss	(2,232)	(3,706)
Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	2
Other comprehensive income, net of tax	—	2
Comprehensive loss	(2,232)	(3,704)
Net loss per share:
Basic and diluted	$(0.18)	$(0.32)
Weighted average shares outstanding:
Basic and diluted	12,163	11,524

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2016 (audited)	12,298	$12	$227,889	$(225,397)	$2,504
Non-cash compensation recognized on stock options and ESPP	—	—	13	—	13
Restricted stock grants, net of cancellations	(129)	—	433	—	433
Cancellation of shares for payment of withholding tax	(55)	—	(72)	—	(72)
Employee stock purchase plan	2	—	2	—	2
Comprehensive loss	—	—	—	(2,232)	(2,232)
BALANCE, March 31, 2017 (unaudited)	12,116	$12	$228,265	$(227,629)	$648

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(2,232)	$(3,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	234	426
Amortization of debt discounts and financing issuance costs	190	—
Change in fair value of warrant liability	(708)	—
Provision for doubtful accounts and other adjustments to accounts receivable	74	—
Provision for excess and obsolete inventory	—	3
Loss on disposal of fixed assets	—	2
Non-cash compensation related to stock options, ESPP and restricted stock	446	361
Change in operating accounts:
Accounts receivable	183	2,686
Inventories	(1)	9
Prepaid expenses and other assets	209	(208)
Accounts payable and accrued liabilities	(695)	17
Deferred revenue	586	667
Net cash provided by (used in) operating activities	(1,714)	257
Investing activities:
Capital expenditures	(13)	(86)
Proceeds from the sale of short-term investments	—	2,401
Net cash provided by (used in) investing activities	(13)	2,315
Financing activities:
Cash received from stock sale for employee stock purchase plan	2	7
Cash received from related-party notes payable	2,000	—
Net cash provided by financing activities	2,002	7
Net increase in cash and cash equivalents	275	2,579
Cash and cash equivalents, beginning of period	2,229	8,819
Cash and cash equivalents, end of period	$2,504	$11,398
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2	$21
Cash paid for interest expense	120	—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1. The Company

Smith Micro Software, Inc. (“Smith Micro,” “Company,” “we,” “us,” and “or”) develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and enterprise businesses around the world.  From optimizing wireless networks to uncovering customer experience insights, and from streamlining Wi-Fi access to ensuring family safety, our solutions enrich connected lifestyles, while creating new opportunities to engage consumers via smartphones. Our portfolio also includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging, video streaming, and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of March 31, 2017, and the related consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 10, 2017.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

3. Recently Issued Accounting Pronouncements not yet Adopted

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.  Currently, Topic 350 requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.  A public business entity SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued final guidance in ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted for all companies in any interim or annual period and must be adopted on a modified prospective approach.  Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the consolidated financial statements will not be material.

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

4. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three months ended March 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for eight consecutive quarters.
•	Negative cash flow from operating activities for four consecutive quarters.
•	Depressed stock price resulting in being non-compliant with NASDAQ listing rules to maintain a stock price of $1.00/share.
•	Stockholders’ equity being less than $2.5 million at March 31, 2017 resulting in being non-compliant with NASDAQ listing rules.

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
•

As a result of the Company’s restructuring that was implemented during the three months ended December 31, 2016, and again during the three months ended March 31, 2017, the Company’s cost structure is now in line with its current baseline revenue projections going forward.  See Footnote 6 below for additional details regarding restructuring.

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months.

The Company will take the following actions, if it starts to trend unfavorable to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

5. Restructuring

2017 Restructuring

In the first quarter of fiscal 2017, the Board of Directors reviewed an additional restructuring plan intended to further streamline and flatten the Company’s organization, reduce overall headcount by approximately 16%, and reduce its overall cost structure by another $0.9 - $1.0 million per quarter. The restructuring plan resulted in special charges totaling $0.4 million recorded during the three-month period ending March 31, 2017. These charges were primarily related to severance costs and included $0.2 million of non-cash stock-based compensation severance.

2016 Restructuring

In the fourth quarter of fiscal 2016, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 30%, and reduce its overall cost structure by approximately $2.5 million per quarter. The restructuring plan resulted in special charges totaling $0.3 million recorded during the three-month period ended December 31, 2016. These charges were primarily related to severance costs and were all paid out by December 31, 2016.

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

2013 Restructuring

On July 25, 2013, the Board of Directors approved a plan of restructuring intended to bring the Company’s operating expenses better in line with revenues. The restructuring plan involved a realignment of organizational structures, facility consolidations/closures, and headcount reductions of approximately 26% of the Company’s worldwide workforce resulting in annualized savings of approximately $16.0 million.  The restructuring plan resulted in special charges totaling $5.6 million recorded in the year ended December 31, 2013.

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

Following is the activity in our restructuring liability for the three months ended March 31, 2017 (in thousands):

	December 31, 2016			March 31, 2017
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	$1,786	$(3)	$(91)	$1,692
One-time employee termination benefits	65	483	(364)	184
Datacenter consolidation, other	109	(88)	(21)	—
Total	$1,960	$392	$(476)	$1,876

Of the total $1.9 million balance, $0.5 million is reported in Accrued liabilities and $1.4 million is reported in Deferred rent and other long-term liabilities on the balance sheet.

6. Net Loss Per Share

The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share.  Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation.  For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

On August 15, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware for the purpose of effecting a reverse stock split (the “Reverse Split”) of the outstanding shares of the Company’s common stock at a ratio of one (1) share for every four (4) shares outstanding, so that every four (4) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. Proportionate adjustments were made to: (i) the aggregate number of shares of Common Stock available for equity-based awards to be granted in the future under our 2015 Omnibus Equity Incentive Plan; (ii) the number of shares that would be owned upon vesting of restricted stock awards and stock options which are outstanding under our 2015 Omnibus Equity Incentive Plan and 2005 Stock Option Plan, and the exercise price of any outstanding stock options, and (iii) the number of shares of Common Stock available for purchase under our Preferred Shares Rights Agreement, dated October 16, 2015, between us and Computershare Trust Company, N.A., as rights agent.  We have a total of 100,000,000 authorized shares of common stock which remained unchanged by the reverse stock split.  The Reverse Split, which was approved by the Company’s stockholders at the special meeting held on August 15, 2016, and was effective on August 17, 2016.  The Company adjusted shareholders' equity to reflect the reverse stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from common stock to the Additional Paid-in Capital during the third quarter of fiscal 2016, resulting in no net impact to shareholders' equity on our consolidated balance sheets. Fractional shares were rounded down to the nearest whole share.  Stockholders received cash in lieu of such fractional shares.  All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented.

	Three Months Ended March 31,
	2017	2016
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(2,232)	$(3,706)
Denominator:
Weighted average shares outstanding - basic	12,163	11,524
Potential common shares - options (treasury stock method)	—	—
Weighted average shares outstanding - diluted	12,163	11,524
Shares excluded (anti-dilutive)	—	—
Shares excluded due to an exercise price greater than weighted average stock price for the period	1,908	401
Net loss per common share:
Basic	$(0.18)	$(0.32)
Diluted	$(0.18)	$(0.32)

7. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2017, the Company granted 18,750 shares of restricted stock with a grant date fair value of $1.25 per share. These costs will be amortized ratably over a period of 12 months.

As of March 31, 2017, there were 1.7 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended March 31, 2017 and resulted in 2,002 shares being purchased/granted at a fair value of $0.79 per share.  The next six-month offering period began on April 1, 2017 and will end on September 30, 2017.  These shares will have a fair value of $0.77 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Cost of revenues	$—	$2
Selling and marketing	3	70
Research and development	79	121
General and administrative	137	168
Restructuring expense	227	—
Total non-cash stock compensation expense	$446	$361

8. Fair Value Measurements

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

As required by FASB ASC Topic No. 820, we measure our cash and cash equivalents at fair value. Our cash equivalents are classified within Level 1 by using quoted market prices utilizing market observable inputs.

As required by FASB ASC Topic No. 820, we measure our warrant liability at fair value. Our warrant liability is classified within Level 3 as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

As required by FASB ASC Topic No. 820, we utilize quoted market prices to estimate the fair value of our fixed rate debt, when available. If quoted market prices are not available, we calculate the fair value of our fixed rate debt based on a currently available market rate, assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to the debt.

9. Debt and Fair Value of Financial Instruments

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

At March 31, 2017 and December 31, 2016, the carrying value and the aggregate fair value of the Company’s warrant liability and long-term debt were as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Warrant liability, net	$502	$502	$1,210	$1,210
Long-term debt, net	$2,124	$2,124	$1,934	$1,934

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable nor derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as a Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis is as follows (in thousands):

Balance, December 31, 2016 (audited)	$1,210
Change in fair value of warrant liability	(708)
Balance, March 31, 2017 (unaudited)	$502

Warrant Liability

On September 2, 2016, we entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith, pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4,000,000 and five-year warrants to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $2.74 per share that expire five years from the date of issuance. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016.  We assessed the warrants and concluded that they should be recorded as a liability.

The initial fair value of the warrant liability associated with the Note and Warrant Purchase Agreement was $2.1 million, and the fair value has decreased to $ 0.5 million as of March 31, 2017.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market and, as such, the estimated fair value as of March 31, 2017 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

As of
March 31, 2017
Expected term	4.42
Common stock market price	$0.93
Risk-free interest rate	2.01%
Expected volatility	70.8%
Resulting fair value (per warrant)	$0.30

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

Short-Term Debt

On March 31, 2017, the Company entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Elfman loaned to the Company $1,000,000 and the Company issued to Elfman a Secured Promissory Note (the “Note”) bearing interest at the rate of 18% per annum.  The Note is due on or before June 23, 2017 and is secured by the Company’s accounts receivable and certain other assets.  Mr. Elfman is a director of the Company.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Notes”) bearing interest at the rate of 18% per annum.  The Notes were due on March 24, 2017 and are secured by the Company’s accounts receivable and certain other assets.  Messrs. Smith and Elfman are each directors of the Company, and Mr. Smith is the Chairman and Chief Executive Officer of the Company.  Elfman’s Note was paid when due.  On March 25, 2017, the Company entered into an Amendment to the Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

Long-Term Debt

At March 31, 2017, the aggregate fair value and the carrying value of the Company’s long-term debt was as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt - related party	$1,062	$1,062	$967	$967
Long-term debt	1,062	1,062	967	967
Total long-term debt	$2,124	$2,124	$1,934	$1,934

The carrying value of $2.1 million and $1.9 million are net of debt discount of $1.7 million and $1.9 million and debt issuance costs of $0.2 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively.

10. Cash and Cash Equivalents

Cash and cash equivalents are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage and have original maturity dates of three months or less.  As of March 31, 2017, and December 31, 2016, bank balances totaling approximately $2.2 million and $2.1 million, respectively, were uninsured.

11. Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for estimated credit losses and those losses have been within management’s estimates.  Allowances for product returns are included in other adjustments to accounts receivable on the consolidated balance sheets.  Product returns are estimated based on historical experience and management estimations.

The Company is utilizing the accounts receivable balances to secure the related party short term notes payable.

12. Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of March 31, 2017.   The Company determined there was an impairment of its Customer Relationships intangible asset in the amount of $0.4 million as of December 31, 2016.

13. Equipment and Improvements

Equipment and improvements are stated at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

14. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at March 31, 2017 and December 31, 2016.

15. Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of March 31, 2017 and December 31, 2016 (in thousands except for useful life data):

		March 31, 2017			December 31, 2016
	Useful life		Accumulated	Net		Accumulated	Net book value	Impairment	Net
	(years)	Gross	amortization	book value	Gross	amortization	before impairment	charge	book value
Purchased technology	5-6	$265	$(43)	$222	$265	$(32)	$233	$—	$233
Customer relationships	3-6	528	(132)	396	999	(147)	852	(411)	441
Trademarks/trade names	2	38	(14)	24	38	(9)	29	—	29
Non-compete	3	51	(13)	38	51	(9)	42	—	42
Total		$882	$(202)	$680	$1,353	$(197)	$1,156	$(411)	$745

Intangible assets amortization expense was $0.1 million for the three months ended March 31, 2017, respectively, and $0 for the three months ended March 31, 2016, respectively.

Future amortization expense related to intangible assets as of March 31, 2017 are as follows (in thousands):

Year Ending December 31,
2017 - 9 months remaining	$194
2018	249
2019	143
2020	46
2021	40
Beyond	8
Total	$680

16. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath™, and QuickLink® family of products.  Graphics includes our consumer-based products: Poser®, Moho™,  ClipStudio®, MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Wireless	$4,359	$5,973
Graphics	1,217	1,241
Total revenues	$5,576	$7,214

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2017	2016
Wireless:
Sprint (& affiliates)	61.8%	65.0%
Graphics:
FastSpring	13.9%	13.6%

The two customers listed above comprised 75% and 84% our accounts receivable as of March 31, 2017 and 2016, respectively.

Geographical Information

During the three months ended March 31, 2017 and 2016, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific.  Revenues, attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Americas	$5,474	$7,142
EMEA	49	62
Asia Pacific	53	10
Total revenues	$5,576	$7,214

The Company does not separately allocate specific assets to these geographic locations.

17. Related-Party Transactions

On March 31, 2017, the Company entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Elfman loaned to the Company $1,000,000 and the Company issued to Elfman a Secured Promissory Note (the “Note”) bearing interest at the rate of 18% per annum.  The Note is due on or before June 23, 2017 and is secured by the Company’s accounts receivable and certain other assets.  Mr. Elfman is a director of the Company.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Notes”) bearing interest at the rate of 18% per annum.  The Notes were due on March 24, 2017 and are secured by the Company’s accounts receivable and certain other assets.  Messrs. Smith and Elfman are each directors of the Company, and Mr. Smith is the Chairman and Chief Executive Officer of the Company.  Elman’s Note was paid when due.  On March 25, 2017, the Company entered into an Amendment to the Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $2,000,000 (the “Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer.  Refer to Note 19 Long Term Debt below for additional details.

18. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of March 31, 2017 are as follows (in thousands):

Year Ending December 31,	Operating
2017-9 months remaining	$1,779
2018	2,396
2019	2,005
2020	1,707
2021	1,710
2022	33
Total	$9,630

As of March 31, 2017, $3.8 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.0 million.

Rent expense under operating leases was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space.  These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten-year lease term.

Pennsylvania Opportunity Grant Program

On September 19, 2016, we entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development (“DCED”) to repay $0.3 million of the original $1.0 million grant.  Per the agreement, the total amount due of $0.3 million is at 0% interest and is payable in twenty equal quarterly installments commencing on January 31, 2017 and ending on October 31, 2021. The balances were $0.3 million as of March 31, 2017 and December 31, 2016 and are reported in Accrued liabilities and Deferred rent and other long-term liabilities on the balance sheet.  On January 31, 2017, the Company paid the first installment of $17,133.

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

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale, and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

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

The Notes mature three years following the issuance date, or September 6, 2019, and bear interest at the rate of 10% of the outstanding principal balance of the Notes, payable quarterly in cash or shares of the Company’s common stock at a conversion price equal to the greater of (i) the five-day volume weighted average closing price of the common stock on the Nasdaq Stock Market, measured on the third trading day prior to the date that interest is due, or, (ii) the minimum price so that payment of interest for such installment in the form of common stock shall not constitute “equity compensation” to an officer, director, employee or consultant of the Company for purposes of Rule 5635(c) of the Nasdaq Stock Market or a private placement that, combined with the other securities issued or issuable under the Purchase Agreement, would require shareholder approval by the Company under Rule 5635(d) of the Nasdaq Stock Market. The Notes are subordinate and junior in right of payment to the prior payment in full of all claims, whether now existing or arising in the future, of holders of senior debt of the Company, as described in the Notes.

Under the Notes, if an Acceleration Event occurs and shall be continuing, any Holder of the Notes may by written notice delivered to the Secretary of the Company within ninety days after any occurrence of such Acceleration Event (an “Acceleration Notice”) declare the entire unpaid principal balance of the Note, together with all interest accrued, due and payable without presentment, demand, protest, or notice (except for the delivery of an Acceleration Notice).  For purposes of the Notes, an Acceleration Event shall occur if, while the Notes are outstanding, William W. Smith, Jr. (i) is not nominated for re-election as a director of the Company at the normal expiration of his term as director, (ii) is terminated or removed as Chairman of the Board of Directors of the Company, (iii) is terminated or removed as Chief Executive Officer of the Company, or (iv) dies or becomes permanently disabled.  An Acceleration Event shall not occur if Mr. Smith consents to any of the events referenced above or voluntarily resigns or retires from any of the positions listed.

We allocated the aggregate proceeds of the senior subordinated promissory notes payable between the warrants and the debt obligations based on their fair values.  In accordance with FASB ASC Topics 480 and 815, the warrants were recorded as a liability and are marked to market at each reporting end.  The fair value of the warrants was calculated utilizing the Black-Scholes option pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions, including expected volatility, expected term, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free interest rate for the period within the contractual life of the warrant is based on the U.S. Treasury yield in effect at the time of grant. We are amortizing the fair value of the warrants as a discount of $2.1 million over the term of the loan using the effective interest method, with an effective interest rate of 28.4%.

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

After a review of the four sources of taxable income as of December 31, 2016 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company will continue to reserve its US-based deferred tax amounts, which total $76.3 million, as of March 31, 2017.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 – 2015 tax years. State income tax returns are subject to examination for a period of three to four years after filing.  The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our consolidated financial results. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

21. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events.  The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning our ability to remain a going concern, our ability to raise more funds, customer concentration, projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, the success and timing of new product introductions, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors.  Such factors include, but are not limited to, the following:

•	our ability to remain a going concern;
•	our ability to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;
•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;
•	our ability to become and remain profitable;
•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;
•	changes in demand for our products from our key customers and their end users;
•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	our ability to hire and retain key personnel;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to establish and maintain strategic relationships with our customers;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and,
•	the risk of being delisted from NASDAQ if we fail to meet any of the listing requirements.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	Three Months Ended March 31,
	2017	2016
Wireless:
Sprint (& affiliates)	61.8%	65.0%
Graphics:
FastSpring	13.9%	13.6%

The two customers listed above comprised 75% and 84% our accounts receivable as of March 31, 2017 and 2016, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2017 and 2016. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of revenues	23.0	29.3
Gross profit	77.0	70.7
Operating expenses:
Selling and marketing	32.1	32.8
Research and development	44.8	54.4
General and administrative	39.3	34.5
Restructuring expense	7.0	—
Total operating expenses	123.2	121.7
Operating loss	(46.2)	(51.0)
Change in fair value of warrant liability	12.7	—
Interest income (expense), net	(6.2)	—
Other expense	(0.2)	—
Loss before provision for income taxes	(39.9)	(51.0)
Provision for income tax expense	0.1	0.4
Net loss	(40.0)%	(51.4)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, SafePath™, and QuickLink®, family of products; and,
•	Graphics, which includes our consumer-based products: Poser®, Moho™, ClipStudio®, MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Wireless	$4,359	$5,973
Graphics	1,217	1,241
Total revenues	5,576	7,214
Cost of revenues	1,283	2,113
Gross profit	$4,293	$5,101

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

Restructuring expense.  Restructuring expenses consist primarily of one-time employee termination benefits, lease and other contract terminations, costs to consolidate facilities, and other related costs.

Change in fair value of warrant liability. The change in the fair value of our warrant liability.

Interest income (expense), net. Interest income (expense), net is primarily related to interest on our debt, and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Other expense. Other expense is primarily related to fixed assets disposals.

Provision for income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing, or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  The current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues.  Revenues were $5.6 million and $7.2 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $1.6 million, or 22.7%.  Wireless revenue of $4.4 million decreased $1.6 million, or 27.0%, primarily due to decreases with Sprint of $1.2 million and decreases in our legacy businesses of $0.4 million.  Graphics revenue of $1.2 million was essentially flat with last year.  The volume and timing of future wireless revenue is difficult to predict.   We continue to pursue some large opportunities, and we expect to start seeing revenues from our acquisitions made in fiscal year 2016.  But since these are new customers, markets, and products, the rate of adoption and deployment is unknown at this time, causing material uncertainty regarding the timing of our future wireless revenues.

Cost of revenues.  Cost of revenues were $1.3 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.8 million, or 39.3%.  This decrease was primarily due to cost reductions and lower sales.

Gross profit.  Gross profit was $4.3 million, or 77.0% of revenues for the three months ended March 31, 2017, a decrease of $0.8 million, or 15.8%, from $5.1 million, or 70.7% of revenues for the three months ended March 31, 2016.  The 6.3 percentage point increase was due to cost reductions.

Selling and marketing.  Selling and marketing expenses were $1.8 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.6 million, or 24.3%.  This decrease was primarily due to headcount and other cost reductions due to our recent restructuring.  The amortization of intangibles assets was $0.1 million for the period ended March 31, 2017.  Stock-based compensation was essentially zero and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.1 million.

Research and development.  Research and development expenses were $2.5 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $1.4 million, or 36.3%.  This decrease was primarily due to headcount and other cost reductions due to our recent restructuring.  Stock-based compensation remained essentially flat at $0.1 million for both three months ended March 31, 2017 and 2016.

General and administrative.  General and administrative expenses were $2.2 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.3 million, or 11.9%.  The decrease was primarily due to lower depreciation expense.  Stock-based compensation was $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.1 million.

Restructuring expense.  Restructuring expense was $0.4 million and $0 for the three months ended March 31, 2017 and 2016, respectively. The 2017 expense was primarily due to one-time employee terminations of $0.2 million and the vesting acceleration of stock awards of $0.2 million.

Change in fair value of warrant liability. The change in the fair value of the warrant liability was $0.7 million and $0 for the three months ended March 31, 2017 and 2016, respectively

Interest income (expense), net.  Interest expense was $0.3 million for the three months ended March 31, 2017 interest on notes payable of $0.1 million and amortization of the debt discount and issuance costs of $0.2 million.  Interest income was $1,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the three months ended March 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for eight consecutive quarters.
•	Negative cash flow from operating activities for four consecutive quarters.
•	Depressed stock price resulting in being non-compliant with NASDAQ listing rules to maintain a stock price of $1.00/share.
•	Stockholders’ equity being less than $2.5 million at March 31, 2017 resulting in being non-compliant with NASDAQ listing rules.

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

•

As a result of the Company’s restructuring that was implemented during the three months ended December 31, 2016, and again during the three months ended March 31, 2017, the Company’s cost structure is now in line with its current baseline revenue projections.  See Footnote 5 for additional details regarding restructuring.

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months.

The Company will take the following actions, if it starts to trend unfavorable to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

On March 31, 2017, the Company entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Elfman loaned to the Company $1,000,000 and the Company issued to Elfman a Secured Promissory Note (the “Note”) bearing interest at the rate of 18% per annum.  The Note is due on or before June 23, 2017 and is secured by the Company’s accounts receivable and certain other assets.  Mr. Elfman is a director of the Company.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Notes”) bearing interest at the rate of 18% per annum.  The Notes were due on March 24, 2017 and are secured by the Company’s accounts receivable and certain other assets.  Messrs. Smith and Elfman are each directors of the Company, and Mr. Smith is the Chairman and Chief Executive Officer of the Company.  Elman’s Note was paid when due.  On March 25, 2017, the Company entered into an Amendment with the Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

At March 31, 2017, we had $2.5 million in cash and cash equivalents and $0.2 million of working capital.

Operating activities

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2017.  The primary uses of operating cash were to fund our net loss of $2.2 million, adding back non-cash net expenses of $0.2 million, and decreases in accounts payable and accrued expenses of $0.7 million.  This usage was partially offset by an increase in deferred revenue of $0.6 million, and decreases in prepaid and other assets for $0.2 million and accounts receivable of $0.2 million.

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

Investing activities

Net cash used in investing activities was $13,000 for the three months ended March 31, 2017 for capital expenditures.

During the three months ended March 31, 2016, we had sales of short-term investments of $2.4 million.

Financing activities

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2017 due to short-term loans from two of our Board members.

During the three months ended March 31, 2016 we received a de minimis amount from the stock sale for our employee stock purchase plan and the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2017 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating lease obligations	$9,630	$2,040	$4,281	$3,309	$—
Notes payable	6,000	2,000	4,000	—	—
Purchase obligations	615	615	—	—	—
Pennsylvania state grant note	326	69	206	51	—
Total	$16,571	$4,724	$8,487	$3,360	$—

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

Real Property Leases

The following table summarizes leases of facilities for current operations:

Location	Square Feet (approx.)	Expires
Aliso Viejo, California	24,700	May 31, 2019
Pittsburgh, Pennsylvania	55,600	December 31, 2021
Belgrade, Serbia	6,300	December 31, 2021
Braga, Portugal	3,200	July 31, 2018
Stockholm, Sweden	6,900	May 31, 2019

The following table summarizes leases and subleases of facilities not used in current operations:

Location	Lease or Sublease	Square Feet (approx.)	Expires
Pittsburgh, Pennsylvania (1)	Sublease	19,965	December 31, 2021
Aliso Viejo, California (2)	Lease	19,100	January 31, 2022
Aliso Viejo, California (2)	Sublease	19,100	January 31, 2022
Watsonville, California (3)	Lease	15,300	September 30, 2018
Watsonville, California (3)	Sublease	15,300	September 30, 2018

(1)	In February 2016, we signed an addendum to sublease of our Pittsburgh, Pennsylvania facility, which is concurrent with our current lease.
(2)

In August 2014, we signed an addendum to sublease all of the space commencing on September 15, 2014 for a three-year period, with two, two-year renewal options.  The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

(3)

In March 2014, we signed an addendum to sublease all of the space commencing on May 1, 2014.  We are paying the landlord a minimum amount of rent, with annual escalations, through the end of the lease.  This lease expense has been accrued for in our 2013 restructuring liability account.

Recent Accounting Guidance

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.  Currently, Topic 350 requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.  A public business entity SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued final guidance in ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted for all companies in any interim or annual period and must be adopted on a modified prospective approach.  Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the consolidated financial statements will not be material.

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

We have a few multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and, in some cases, to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and, (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.  We have established VSOE for our post contract support services and non-recurring engineering.

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

For Graphics sales, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis.  Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end-users are recognized upon shipment. End-users have a thirty-day right of return, but such returns are reasonably estimable and have historically been immaterial. We also provide technical support to our customers. Such costs have historically been insignificant.

Accounts Receivable and Allowance for Doubtful Accounts

We sell our products worldwide.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness, and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers.  We estimate credit losses and maintain an allowance for doubtful accounts reserve based upon these estimates.  While such credit losses have historically been within our estimated reserves, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  If not, this could have an adverse effect on our consolidated financial statements.

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of March 31, 2017.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight-line basis over the useful lives.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents.  At March 31, 2017, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies.  For both the three months ended March 31, 2017 and 2016, our revenues denominated in foreign currencies were de minimis.  Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results.  We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 10, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	8,780		$1.83	—	—
February 1-28, 2017	—		—	—	—
March 1-31, 2017	45,621	(a)	$1.18	—	—
Total	54,401		$1.29

The above table includes:

(a)

Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 54,401 shares during the periods set forth in the table.

Item 6.	Exhibits

Exhibit	Description

10.1	Smith Secured Promissory Note, dated February 7, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017, and incorporated herein by reference).

10.2	Elfman Secured Promissory Note, dated February 8, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2017, and incorporated herein by reference).

10.3	Amendment to Secured Promissory Note issued on February 7, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017, and incorporated herein by reference).

10.4	Elfman Secured Promissory, dated March 31, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2017, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 4, 2017	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2017	By /s/	Steven M. Yasbek
Steven M. Yasbek
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)