Form 10-K/A
period 2016-12-31
SMITH MICRO SOFTWARE INC
filed 2017-07-21
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	x

Emerging growth company	☐

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

EXPLANATORY NOTE

Smith Micro Software, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 10, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 to restate “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which failed to reflect the reverse stock split effected on August 17, 2016 in reporting the shares held by certain Company directors.

Except as expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment No. 1.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us as of March 24, 2017 except where another date is noted below), with respect to beneficial ownership of our Common Stock by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock, (ii) each director, (iii) each of our named executive officers, and (iv) all current directors and executive officers as a group, together with the approximate percentages of outstanding Common Stock owned by each of them. The following table is based upon information supplied by directors, executive officers, and principal stockholders. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated the address of each beneficial owner is c/o Smith Micro Software, Inc., 51 Columbia, Aliso Viejo, CA 92656. The percentage of beneficial ownership is based on 12,116,156 shares of our common stock outstanding as of March 31, 2017.

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent
Named Executive Officers and Directors:
William W. Smith, Jr. (1)	2,140,458	16.01%
Andrew Arno (2)	37,500	*
Thomas G. Campbell (2)	15,750	*
Steven L. Elfman	13,750	*
Samuel Gulko (3)	39,250	*
Gregory J. Szabo (2)	42,750	*
David Blakeney (4)	10,262	*
Ken Shebek (5)	58,563	*
David P. Sperling	161,182	1.33%
Steven M. Yasbek	104,542	*
All Executives officers and directors as a group (10 persons) (6)	2,624,007	19.58%
5% Stockholders
Unterberg Koller Capital Fund LP (7)	1,222,617	9.99%
Thomas Satterfield, Jr. (8)	1,027,500	8.48%

* Represents less than 1%.

(1)	Includes 455,028 shares held in the name of The William W. Smith, Jr. Revocable Trust, of which Mr. Smith is the trustee, 850,000 Warrant shares and an assumed 400,000 Interest shares.
(2)	Includes 3,750 shares issuable upon the exercise of options that are currently exercisable.
(3)	Includes 10,000 shares issuable upon the exercise of options that are currently exercisable.
(4)	Includes 9,040 shares issuable upon the exercise of options that are currently or will become exercisable within 60 days after March 31, 2017.
(5)	Includes 6,250 shares issuable upon the exercise of options that are currently exercisable.
(6)

Includes 36,540 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days after March 31, 2017, 850,000 Warrant shares, and an assumed 400,000 Interest shares.

(7)

Based upon a Schedule 13G/A filed on February 13, 2017.  The shares and percentage ownership listed for the shareholder give effect to the provisions of the $2,000,000 in senior subordinated promissory note and warrants to purchase 850,000 shares of common stock held by the shareholder that limit the ability to acquire shares of common stock, where the security holder would beneficially own more than 9.99% of the Company’s total common stock issued and outstanding, subject to waiver upon providing us with not less than 60 days’ prior notice written notice.  Voting and dispositive power over the shares is shared.

(8)	Based solely upon a Schedule 13G filed on January 24, 2017. Voting and dispositive power over the shares is shared.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table provides information as of December 31, 2016 with respect to the shares of common stock that may be issued under our existing equity compensation plans (in thousands, except per share data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	27	$2.47	1,744
2005 Stock Option / Stock Issuance Plan (2)	346	24.00	—
Total	373	$22.44	1,744

(1)	The 2015 Omnibus Equity Incentive Plan was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were cancelled and no longer available for future issuance.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.  The documents listed in the Exhibit Index below are filed as part of this Amendment No. 1.

Exhibit No.	Title	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: July 21, 2017	By:/s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 21, 2017	By:/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)