Form 10-Q
period 2017-06-30
SMITH MICRO SOFTWARE INC
filed 2017-08-14
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 14,297,018 shares of common stock outstanding

.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,377	$2,229
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $59 (2017) and $197 (2016)	4,711	4,962
Income tax receivable	1	1
Inventories, net of reserves for excess and obsolete inventory of $147 (2017) and $148 (2016)	13	12
Prepaid expenses and other current assets	751	713
Total current assets	7,853	7,917
Equipment and improvements, net	1,542	1,811
Other assets	146	149
Intangible assets, net	616	745
Goodwill	3,685	3,686
Total assets	$13,842	$14,308
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,296	$1,907
Accrued liabilities	3,212	3,503
Related-party notes payable, short-term	2,000	—
Deferred revenue	568	98
Total current liabilities	7,076	5,508
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $842 (2017) and $1,033 (2016)	1,158	967
Notes payable, net of discount & issuance costs of $842 (2017) and $1,033 (2016)	1,158	967
Warrant liability	1,063	1,210
Deferred rent and other long-term liabilities	2,738	2,971
Deferred tax liability, net	181	181
Total non-current liabilities	6,298	6,296
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 14,297,018 and 12,297,954 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	14	12
Additional paid-in capital	230,657	227,889
Accumulated comprehensive deficit	(230,203)	(225,397)
Total stockholders’ equity	468	2,504
Total liabilities and stockholders' equity	$13,842	$14,308

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,862	$7,459	$11,438	$14,673
Cost of revenues	1,285	1,913	2,568	4,026
Gross profit	4,577	5,546	8,870	10,647
Operating expenses:
Selling and marketing	1,461	2,478	3,254	4,848
Research and development	2,174	4,107	4,671	8,030
General and administrative	2,239	2,870	4,428	5,356
Restructuring expense	322	—	714	—
Total operating expenses	6,196	9,455	13,067	18,234
Operating loss	(1,619)	(3,909)	(4,197)	(7,587)
Other expense:
Change in fair value of warrant liability	(561)	—	147	—
Change in carrying value of contingent liability	—	657	—	657
Interest (expense) income, net	(390)	(2)	(734)	—
Other expense	1	(15)	(9)	(19)
Loss before provision for income taxes	(2,569)	(3,269)	(4,793)	(6,949)
Provision for income tax expense	5	11	13	37
Net loss	(2,574)	(3,280)	(4,806)	(6,986)
Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	—	—	2
Other comprehensive income, net of tax	—	—	—	2
Comprehensive loss	(2,574)	(3,280)	(4,806)	(6,984)
Net loss per share:
Basic and diluted	$(0.20)	$(0.28)	$(0.38)	$(0.60)
Weighted average shares outstanding:
Basic and diluted	13,179	11,741	12,674	11,632

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2016 (audited)	12,298	$12	$227,889	$(225,397)	$2,504
Shares issued in common stock offering, net	2,162	2	1,990	—	1,992
Common stock warrants issued in connection with stock offering	—	—	64	—	64
Non-cash compensation recognized on stock options and Employee stock purchase plan ("ESPP")	—	—	23	—	23
Restricted stock grants, net of cancellations	(70)	—	811	—	811
Cancellation of shares for payment of withholding tax	(95)	—	(122)	—	(122)
Employee stock purchase plan	2	—	2	—	2
Comprehensive loss	—	—	—	(4,806)	(4,806)
BALANCE, June 30, 2017 (unaudited)	14,297	$14	$230,657	$(230,203)	$468

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(4,806)	$(6,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	463	779
Amortization of debt discounts and financing issuance costs	382	—
Change in fair value of warrant liability	(147)	—
Change in carrying value of contingent liability	—	(657)
Provision for doubtful accounts and other adjustments to accounts receivable	74	—
Provision for excess and obsolete inventory	—	4
(Gain) loss on disposal of fixed assets	(6)	18
Stock based compensation	834	765
Change in operating accounts:
Accounts receivable	177	2,800
Income tax receivable	—	98
Inventories	(1)	11
Prepaid expenses and other assets	(34)	(212)
Accounts payable and accrued liabilities	(1,253)	(460)
Deferred revenue	470	143
Net cash used in operating activities	(3,847)	(3,697)
Investing activities:
Acquisition of Birdstep Technology, net of cash received	—	(1,927)
Capital expenditures	(63)	(152)
Proceeds from the sale of short-term investments	—	3,360
Net cash (used in) provided by investing activities	(63)	1,281
Financing activities:
Cash received from stock sale for employee stock purchase plan	2	7
Cash received from stock offering, net of expenses	2,056	—
Cash received from related-party notes payable	2,000	—
Net cash provided by financing activities	4,058	7
Net increase (decrease) in cash and cash equivalents	148	(2,409)
Cash and cash equivalents, beginning of period	2,229	8,819
Cash and cash equivalents, end of period	$2,377	$6,410

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5	$32
Cash paid for interest expense	331	—

Non-cash investing and financing activities:
Issuance of common stock warrants in connection with stock offering	$64	$—

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

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of June 30, 2017, and the related consolidated statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2017 and 2016, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations, and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

3. Recently Issued Accounting Pronouncements not yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3)The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for those fiscal years, beginning after December 15, 2017. Early adoption is permitted and should be adopted on a prospective basis. The Company does not expect the adoption of this ASU to have a material impact on our financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.  Currently, Topic 350 requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. A public business entity SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Amendments in this update are effective for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued final guidance in ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted for all companies in any interim or annual period and must be adopted on a modified prospective approach.  Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the consolidated financial statements is not material.

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

4. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three and six months ended June 30, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for ten consecutive quarters
•	Negative cash flow from operating activities for six consecutive quarters
•	Depressed stock price resulting in being non-compliant with NASDAQ listing rules to maintain a stock price of $1.00/share
•	Stockholders’ equity being less than $2.5 million at March 31, 2017 and June 30, 2017 resulting in being non-compliant with NASDAQ listing rules

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4.0 million of debt financing during the year ended December 31, 2016
•	The Company has been able to raise capital from short-term loans from insiders
•

As a result of the Company’s restructurings that were implemented during the three months ended December 31, 2016, and again during the six months ended June 30, 2017, the Company’s cost structure is now in line with its future revenue projections.  See Footnote 5 below for additional details regarding restructurings

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months.

The Company will take the following actions, if it starts to trend unfavorable to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans
•	Implement additional restructuring and cost reductions
•	Raise additional capital through a private placement
•	Secure a commercial bank line of credit
•	Dispose of one or more product lines
•	Sell or license intellectual property

5. Restructuring

2017 Restructuring

In the first quarter of fiscal 2017, the Board of Directors reviewed an additional restructuring plan intended to further streamline and flatten the Company’s organization, reduce overall headcount by approximately 16%, and reduce its overall cost structure by another $0.9 - $1.0 million per quarter. The restructuring plan resulted in special charges totaling $0.7 million recorded during the six-month period ending June 30, 2017. These charges were primarily related to severance costs and included $0.4 million of non-cash stock-based compensation severance.

2016 Restructuring

In the fourth quarter of fiscal 2016, the Board of Directors approved a plan of restructurings intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 30%, and reduce its overall cost structure by approximately $2.5 million per quarter. The restructuring plan resulted in special charges totaling $0.3 million recorded during the three-month period ended December 31, 2016. These charges were primarily related to severance costs and were all paid out by December 31, 2016.

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

Following is the activity in our restructuring liability for the six months ended June 30, 2017 (in thousands):

	December 31, 2016			June 30, 2017
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	$1,786	$(3)	$(170)	$1,613
One-time employee termination benefits	65	805	(574)	296
Datacenter consolidation, other	109	(93)	(16)	—
Total	$1,960	$709	$(760)	$1,909

Of the total $1.9 million balance, $0.6 million is reported in Accrued liabilities and $1.3 million is reported in Deferred rent and other long-term liabilities on the balance sheet.

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

On August 15, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware for the purpose of effecting a reverse stock split (the “Reverse Split”) of the outstanding shares of the Company’s common stock at a ratio of one (1) share for every four (4) shares outstanding, so that every four (4) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. Proportionate adjustments were made to: (i) the aggregate number of shares of Common Stock available for equity-based awards to be granted in the future under our 2015 Omnibus Equity Incentive Plan; (ii) the number of shares that would be owned upon vesting of restricted stock awards and stock options which are outstanding under our 2015 Omnibus Equity Incentive Plan and 2005 Stock Option Plan, and the exercise price of any outstanding stock options, and (iii) the number of shares of Common Stock available for purchase under our Preferred Shares Rights Agreement, dated October 16, 2015, between us and Computershare Trust Company, N.A., as rights agent.  We have a total of 100,000,000 authorized shares of common stock which remained unchanged by the reverse stock split.  The Reverse Split, which was approved by the Company’s stockholders at the special meeting held on August 15, 2016 and was effective on August 17, 2016.  The Company adjusted shareholders' equity to reflect the reverse stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from common stock to the Additional Paid-in Capital during the third quarter of fiscal 2016, resulting in no net impact to shareholders' equity on our consolidated balance sheets. Fractional shares were rounded down to the nearest whole share.  Stockholders received cash in lieu of such fractional shares.  All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(2,574)	$(3,280)	$(4,806)	$(6,986)
Denominator:
Weighted average shares outstanding - basic	13,179	11,741	12,674	11,632
Potential common shares - options / warrants (treasury stock method)	—	—	4	—
Weighted average shares outstanding - diluted	13,179	11,741	12,678	11,632
Shares excluded (anti-dilutive)	—	—	—	—
Shares excluded due to an exercise price greater than weighted average stock price for the period	1,973	368	1,869	368
Net loss per common share:
Basic	$(0.20)	$(0.28)	$(0.38)	$(0.60)
Diluted	$(0.20)	$(0.28)	$(0.38)	$(0.60)

7. Stock-Based Compensation

Stock Plans

During the six months ended June 30, 2017, the Company granted 87,500 shares of restricted stock with a weighted average grant date fair value of $1.11 per share. These costs will be amortized ratably over a period of 0 to 48 months.

As of June 30, 2017, there were 1.7 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended June 30, 2017 and resulted in 2,002 shares being purchased/granted at a fair value of $0.79 per share.  The next six-month offering period began on April 1, 2017 and will end on September 30, 2017.  These shares will have a fair value of $0.77 per share.

Stock Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values, which is recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. Restricted stock is valued using the closing stock price on the date of the grant.  Options are valued using a Black-Scholes valuation model.

Stock-based non-cash compensation expense related to stock options, restricted stock grants, and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenues	$—	$—	$—	$2
Selling and marketing	(36)	84	(33)	154
Research and development	46	127	125	248
General and administrative	207	194	344	361
Restructuring expense	171	—	398	—
Total non-cash stock compensation expense	$388	$405	$834	$765

8. Fair Value Measurements

The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets
•	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace
•	Level 3 - Unobservable inputs which are supported by little or no market activity

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

9. Debt and Fair Value of Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities From Equity and FASB ASC Topic No. 815, Derivatives and Hedging.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments, such as warrant derivatives are valued using the Black-Scholes model.

At June 30, 2017 and December 31, 2016, the carrying value and the aggregate fair value of the Company’s warrant liability and long-term debt were as follows (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Warrant liability, net	$1,063	$1,063	$1,210	$1,210
Long-term debt, net	$2,316	$2,316	$1,934	$1,934

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable nor derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as a Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis is as follows (in thousands):

Balance, December 31, 2016 (audited)	$1,210
Change in fair value of warrant liability	(147)
Balance, June 30, 2017 (unaudited)	$1,063

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

The initial fair value of the warrant liability associated with the Note and Warrant Purchase Agreement was $2.1 million, and the fair value has decreased to $ 1.1 million as of June 30, 2017.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market and, as such, the estimated fair value as of June 30, 2017 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

As of
June 30, 2017
Expected term	4.17
Common stock market price	$1.46
Risk-free interest rate	1.77%
Expected volatility	74.7%
Resulting fair value (per warrant)	$0.63

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

Short-Term Debt

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on

March 24, 2017 and are secured by the Company’s accounts receivable and certain other assets.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer.  Steven L. Elfman is a director of the Company.

On March 25, 2017, the Company entered into an Amendment to the Original Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On March 31, 2017, the Company entered into a new short-term secured borrowing arrangement with Elfman for $1,000,000 which matured on June 23, 2017.

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each of Smith and Elfman, to refinance the prior Notes with each of them which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangement, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Amended Notes”) with a principal balance of $1,000,000, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017.  The maturity date of the Amended Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Amended Notes are secured by the Company’s accounts receivable and certain other assets.

Long-Term Debt

At June 30, 2017, the aggregate fair value and the carrying value of the Company’s long-term debt was as follows (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt - related party	$1,158	$1,158	$967	$967
Long-term debt	1,158	1,158	967	967
Total long-term debt	$2,316	$2,316	$1,934	$1,934

The carrying value of $2.3 million and $1.9 million are net of debt discount of $1.6 million and $1.9 million and debt issuance costs of $0.1 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.

10. Cash and Cash Equivalents

Cash and cash equivalents are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation (“FDIC”) coverage and have original maturity dates of three months or less.  As of June 30, 2017 and December 31, 2016, bank balances totaling approximately $2.1 million and $2.1 million, respectively, were uninsured.

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

12. Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of June 30, 2017 and June 30, 2016.   The Company determined there was an impairment of its Customer Relationships intangible asset in the amount of $0.4 million as of December 31, 2016.

13. Equipment and Improvements

Equipment and improvements are stated at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

14. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at June 30, 2017 and December 31, 2016.

15. Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of June 30, 2017 and December 31, 2016 (in thousands except for useful life data):

		June 30, 2017			December 31, 2016
	Useful life		Accumulated	Net		Accumulated	Net book value	Impairment	Net
	(years)	Gross	amortization	book value	Gross	amortization	before impairment	charge	book value
Purchased technology	5-6	$265	$(54)	$211	$265	$(32)	$233	$—	$233
Customer relationships	3-6	528	(176)	352	999	(147)	852	(411)	441
Trademarks/trade names	2	38	(19)	19	38	(9)	29	—	29
Non-compete	3	51	(17)	34	51	(9)	42	—	42
Total		$882	$(266)	$616	$1,353	$(197)	$1,156	$(411)	$745

Intangible assets amortization expense was $0.1 million for the three and six months ended June 30, 2017, respectively, and $0 for the three and six months ended June 30, 2016, respectively.

Future amortization expense related to intangible assets as of June 30, 2017 are as follows (in thousands):

Year Ending December 31,
2017 - 6 months remaining	$129
2018	249
2019	143
2020	47
2021	40
Beyond	8
Total	$616

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

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Wireless	$4,629	$6,303	$8,988	$12,276
Graphics	1,233	1,156	2,450	2,397
Total revenues	$5,862	$7,459	$11,438	$14,673

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Wireless:
Sprint (& affiliates)	61.8%	64.6%	60.6%	64.8%
Graphics:
FastSpring	15.6%	11.1%	14.8%	12.3%

The two customers listed above comprised 76% and 81% our accounts receivable as of June 30, 2017 and 2016, respectively.

Geographical Information

During the three months ended June 30, 2017 and 2016, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific.  Revenues, attributed to the geographic location of the customers’ bill-to address, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Americas	$5,763	$7,302	$11,236	$14,444
EMEA	31	103	81	164
Asia Pacific	68	54	121	65
Total revenues	$5,862	$7,459	$11,438	$14,673

The Company does not separately allocate specific assets to these geographic locations.

17. Related-Party Transactions

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $2,000,000 (the “Debt Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Debt Notes and Warrants on September 6, 2016.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer.  Refer to Note 19 Long Term Debt below for additional details.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on March 24, 2017 are secured by the Company’s accounts receivable and certain other assets.  Steven L. Elfman is a director of the Company.

On March 25, 2017, the Company entered into an Amendment to the Original Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On March 31, 2017, the Company entered into a new short-term secured borrowing arrangement with Elfman for $1,000,000 which matured on June 23, 2017.

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each Smith and Elfman to refinance the prior with each of them which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangement, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Amended Notes”) with a principal balance of $1,000,000, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017.  The maturity date of the

Amended Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Amended Notes are secured by the Company’s accounts receivable and certain other assets.

On May 16, 2017, the Company entered into subscription agreement with Andrew Arno in a private placement pursuant to which the Company issued and sold 50,000 shares of its common stock at a price per share of $1.10.  Andrew Arno is a director of the Company.

18. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of June 30, 2017 are as follows (in thousands):

Year Ending December 31,	Operating
2017 - 6 months remaining	$1,194
2018	2,417
2019	2,020
2020	1,719
2021	1,721
2022	33
Total	$9,104

As of June 30, 2017, $3.6 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $1.9 million.

Rent expense under operating leases was $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Rent expense under operating leases was $1.0 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

As a condition of our Pittsburgh lease that was signed in November 2010, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space.  These costs have been included in deferred rent in our long-term liabilities and are being amortized over the ten-year lease term.

Pennsylvania Opportunity Grant Program

On September 19, 2016, we entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development (“DCED”) to repay $0.3 million of the original $1.0 million grant.  Per the agreement, the total amount due of $0.3 million is at 0% interest and is payable in twenty equal quarterly installments commencing on January 31, 2017 and ending on October 31, 2021. The balances were $0.3 million as of June 30, 2017 and December 31, 2016 and are reported in Accrued liabilities and Deferred rent and other long-term liabilities on the balance sheet.

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

19. Long Term Debt

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4,000,000 (the “Debt Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 1,700,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016.

The Debt Notes mature three years following the issuance date, or September 6, 2019, and bear interest at the rate of 10% of the outstanding principal balance of the Debt Notes, payable quarterly in cash or shares of the Company’s common stock at a conversion price equal to the greater of (i) the five-day volume weighted average closing price of the common stock on the Nasdaq Stock Market, measured on the third trading day prior to the date that interest is due, or, (ii) the minimum price so that payment of interest for such installment in the form of common stock shall not constitute “equity compensation” to an officer, director, employee or consultant of the Company for purposes of Rule 5635(c) of the Nasdaq Stock Market or a private placement that, combined with the other securities issued or issuable under the Purchase Agreement, would require shareholder approval by the Company under Rule 5635(d) of the Nasdaq Stock Market. The Debt Notes are subordinate and junior in right of payment to the prior payment in full of all claims, whether now existing or arising in the future, of holders of senior debt of the Company, as described in the Debt Notes.

Under the Debt Notes, if an Acceleration Event occurs and shall be continuing, any Holder of the Debt Notes may by written notice delivered to the Secretary of the Company within ninety days after any occurrence of such Acceleration Event (an “Acceleration Notice”) declare the entire unpaid principal balance of the Debt Note, together with all interest accrued, due and payable without presentment, demand, protest, or notice (except for the delivery of an Acceleration Notice).  For purposes of the Debt Notes, an Acceleration Event shall occur if, while the Debt Notes are outstanding, William W. Smith, Jr. (i) is not nominated for re-election as a director of the Company at the normal expiration of his term as director, (ii) is terminated or removed as Chairman of the Board of Directors of the Company, (iii) is terminated or removed as Chief Executive Officer of the Company, or (iv) dies or becomes permanently disabled.  An Acceleration Event shall not occur if Mr. Smith consents to any of the events referenced above or voluntarily resigns or retires from any of the positions listed.

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

20. Equity Transactions

On May 16, 2017, the Company entered into subscription agreements with several investors for the issuance and sale of an aggregate of 2,077,000 shares of its common stock, in a registered direct offering at a purchase price of $1.05 per share.  The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-215786), which was declared effective on February 10, 2017 by the Securities and Exchange Commission (the “SEC”).  Also, on May 16, 2017, the Company entered into subscription agreements with four accredited investors in a private placement pursuant to which the Company issued and sold to the Investors an aggregate of 85,000 shares of its unregistered common stock at a price per share of $1.10.

The Company engaged Sutter Securities Incorporated and Chardan Capital Markets, LLC as co-placement agents in connection with the registered direct offering pursuant to engagement letter agreements with each firm.  The Company agreed to pay the placement agents a cash placement fee and issued to the placement agents warrants to purchase shares of Common Stock equal to 5% of the number of shares sold through each of them, without duplication, at an exercise price per share equal to $1.21 (Sutter) and $1.155 (Chardan).  The warrants have a term of five years and will be exercisable beginning on November 18, 2017.

The transactions closed on May 17, 2017 and the Company realized gross proceeds of $2.3 million before deducting transaction fees and other expenses.  Offering costs related to the transaction totaled $0.2 million, comprised of $0.1 million of transaction fees and $0.1 million of legal and other expenses, resulting in net proceeds of $2.1 million.

21. Income Taxes

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

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax liabilities against gross deferred tax assets); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and, (4) future taxable income exclusive of reversing temporary differences and carryforwards.

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

After a review of the four sources of taxable income as of December 31, 2016 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company will continue to reserve its US-based deferred tax amounts, which total $76.3 million, as of June 30, 2017.

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

22. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events.  The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.

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

This report contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning our ability to remain a going concern, our ability to raise more funds, customer concentration, projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, the success and timing of new product introductions, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors.  Such factors include, but are not limited to, the following:

•	we may not be able to remain a going concern;
•	we may not be able to raise additional capital to fund our operations and such capital may not be available to us at commercially reasonable terms or at all;
•	our customer concentration given that the majority of our sales depend on a few large client relationships, including Sprint;
•	we may not be able to become and remain profitable;
•	our quarterly revenues and operating results are difficult to predict and could fall below analyst or investor expectations, which could cause the price of our common stock to fall;
•	changes in demand for our products from our key customers and their end users;
•	the intensity of the competition and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	our ability to hire and retain key personnel;
•	the availability of third party intellectual property and licenses which may not be on commercially reasonable terms, or not at all;
•	our ability to establish and maintain strategic relationships with our customers;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	our ability to protect our intellectual property and our ability to not infringe on the rights of others;
•	security and privacy breaches in our systems may damage client relations and inhibit our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities could harm our business; and,
•	the risk of being delisted from NASDAQ if we fail to meet any of the listing requirements.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Wireless:
Sprint (& affiliates)	61.8%	64.6%	60.6%	64.8%
Graphics:
FastSpring	15.6%	11.1%	14.8%	12.3%

The two customers listed above comprised 76% and 81% our accounts receivable as of June 30, 2017 and 2016, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2017 and 2016. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	21.9	25.6	22.5	27.4
Gross profit	78.1	74.4	77.5	72.6
Operating expenses:
Selling and marketing	24.9	33.2	28.5	33.1
Research and development	37.1	55.1	40.8	54.7
General and administrative	38.2	38.5	38.7	36.5
Restructuring expense	5.5	0.0	6.2	0.0
Total operating expenses	105.7	126.8	114.2	124.3
Operating loss	(27.6)	(52.4)	(36.7)	(51.7)
Change in fair value of warrant liability	(9.5)	—	1.3	—
Change in carrying value of contingent liability	—	8.8	—	4.5
Interest income (expense), net	(6.7)	—	(6.4)	—
Other expense	—	(0.2)	(0.1)	(0.1)
Loss before provision for income taxes	(43.8)	(43.8)	(41.9)	(47.3)
Provision for income tax expense	0.1	0.2	0.1	0.3
Net loss	(43.9)%	(44.0)%	(42.0)%	(47.6)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, SafePath™, and QuickLink®, family of products; and,
•	Graphics, which includes our consumer-based products: Poser®, Moho™, ClipStudio®, MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Wireless	$4,629	$6,303	$8,988	$12,276
Graphics	1,233	1,156	2,450	2,397
Total revenues	5,862	7,459	11,438	14,673
Cost of revenues	1,285	1,913	2,568	4,026
Gross profit	$4,577	$5,546	$8,870	$10,647

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

Provision for income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing, or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  The current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues.  Revenues were $5.9 million and $7.5 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $1.6 million, or 21%.  Wireless revenue of $4.6 million decreased $1.7 million, or 27%, primarily due to decreases with Sprint of $1.3 million and decreases in our legacy businesses of $0.4 million.  Graphics revenue increased by 0.1 million or 7% over last year.  We continue to invest in new products purchased through the 2016 acquisitions and pursue related opportunities.

Cost of revenues.  Cost of revenues were $1.3 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $0.6 million, or 33%.  This decrease was primarily due to lower sales and cost reductions.

Gross profit.  Gross profit was $4.6 million, or 78% of revenues for the three months ended June 30, 2017, a decrease of $0.9 million, or 18%, from $5.5 million, or 74% of revenues for the three months ended June 30, 2016.  The percentage point increase was primarily due to cost reductions.

Selling and marketing.  Selling and marketing expenses were $1.5 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $1.0 million, or 41%.  This decrease was primarily due to headcount and other cost reductions due to our recent restructurings.  The amortization of intangibles assets was $0.1 million for the period ended June 30, 2017.  Stock-based compensation was essentially zero and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $0.1 million.

Research and development.  Research and development expenses were $2.2 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $1.9 million, or 47%.  This decrease was primarily due to headcount and other cost reductions due to our recent restructurings.  Stock-based compensation was essentially zero and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.

General and administrative.  General and administrative expenses were $2.2 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $0.7 million, or 22%.  The decrease was primarily due to lower depreciation expense and a reduction of professional service costs.  Stock-based compensation remained flat at $0.2 million for both of the three months ended June 30, 2017 and 2016, respectively.

Restructuring expense.  Restructuring expense was $0.3 million and $0 for the three months ended June 30, 2017 and 2016, respectively. The 2017 expense was primarily due to one-time employee terminations of $0.1 million and the acceleration of stock awards vesting of $0.2 million.

Change in fair value of warrant liability. The change in the fair value of the warrant liability was $0.6 million and $0 for the three months ended June 30, 2017 and 2016, respectively.

Change in carrying value of contingent liability. The change in the carrying value of contingent liability was $0 and $0.7 million for the three months ended June 30, 2017 and 2016, respectively.  This results from a change in the carrying value of our $1 million Pennsylvania Grant received by setting up a new facility in that State.

Interest (expense) income, net.  Interest expense was $0.4 million for the three months ended June 30, 2017, interest on notes payable of $0.2 million and amortization of the debt discount and issuance costs was $0.2 million.  Interest expense was $2,000 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues.  Revenues were $11.4 million and $14.7 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $3.3 million, or 22%.  Wireless revenues decreased $3.3 million, or 27%, primarily due to decreases with Sprint.  Graphics revenues were essentially flat.   We continue to invest in new products purchased through the 2016 acquisitions and pursue related opportunities.

Cost of revenues.  Cost of revenues was $2.6 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $1.4 million, or 36%.  This decrease was primarily due to lower sales and cost reductions.

Gross profit.  Gross profit was $8.9 million, or 78% of revenues for the six months ended June 30, 2017, a decrease of $1.7 million, or 17%, from $10.6 million, or 73% of revenues for the six months ended June 30, 2016.  The percentage point increase was primarily due to the lower revenues.

Selling and marketing.  Selling and marketing expenses were $3.2 million and $4.8 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $1.6 million, or 33%.  This decrease was primarily due to headcount reductions due to our recent restructurings.  Stock-based compensation was zero and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Research and development.  Research and development expenses were $4.7 million and $8.0 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $3.3 million, or 42%.  This decrease was primarily due to headcount reductions and a reduction of consulting service costs.  Stock-based compensation decreased from $0.2 million to $0.1 million, or $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

General and administrative.  General and administrative expenses were $4.4 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $0.9 million, or 17%.  This decrease was primarily due to lower travel related costs and professional service fees.  Stock-based compensation was $0.3 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

Restructuring expense.  Restructuring expense was $0.7 million and $0 for the six months ended June 30, 2017 and 2016, respectively. The 2017 expense was primarily due to employee terminations and the acceleration of stock awards vesting.

Change in fair value of warrant liability. The change in the fair value of the warrant liability was $0.1 million and $0 for the six months ended June 30, 2017 and 2016, respectively.

Change in carrying value of contingent liability. This consists of the amount earned from our $1 million Pennsylvania Grant received by setting up a new facility in that State.

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the three months ended June 30, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for ten consecutive quarters.
•	Negative cash flow from operating activities for six consecutive quarters.
•	Depressed stock price resulting in being non-compliant with NASDAQ listing rules to maintain a stock price of $1.00/share.
•	Stockholders’ equity being less than $2.5 million at March 31, 2017 and June 30, 2017 resulting in being non-compliant with NASDAQ listing rules.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4.0 million of debt financing during the year ended December 31, 2016.
•	The Company has been able to raise capital from short-term loans from insiders.
•

As a result of the Company’s restructurings that were implemented during the three months ended December 31, 2016, and again during the six months ended June 30, 2017, the Company’s cost structure is now in line with its future revenue projections.  See Footnote 5 for additional details regarding restructurings.

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

NASDAQ Notice for Failure to Satisfy Continued Listing Rules

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements.  On May 8, 2017, we received a written notification from The Nasdaq Stock Market LLC notifying us that we failed to comply with Nasdaq’s Marketplace Rule 5550(b)(1) (the “Rule”) because the Company’s stockholders’ equity as of March 31, 2017 fell below the required minimum of $2,500,000 and as of May 8, 2017 the Company does not meet the alternatives of market value of listed securities or net income from continuing operations for continued listing.

Under the Rules, the Company submitted a plan to regain compliance and received an extension from Nasdaq.  The compliance plan includes several milestones to be completed throughout the fiscal year in order to regain full compliance.  Although the Company will actively work to regain compliance, there is no assurance that the Company’s common stock will not be delisted from Nasdaq.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1,000,000 and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on March 24, 2017 and are secured by the Company’s accounts receivable and certain other assets.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer. Steven L. Elfman is a director of the Company.

On March 25, 2017, the Company entered into   Amendment to the Original Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On March 31, 2017, the Company entered into a new short-term secured borrowing arrangement with Elfman for $1,000,000 which matured on June 23, 2017.

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each of Smith and Elfman, to refinance the prior Notes with each of them which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangement, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Amended Notes”) with a principal balance of $1,000,000, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017.  The maturity date of the Amended Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Amended Notes are secured by the Company’s accounts receivable and certain other assets.

At June 30, 2017, we had $2.4 million in cash and cash equivalents and $0.8 million of working capital.

Operating activities

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2017.  The primary uses of operating cash were to fund our net loss of $4.8 million, adding back non-cash net expenses of $1.6 million, and increases in accounts payable and accrued expenses of $1.3 million.  This usage was offset by decreases in deferred revenue of $0.5 million and accounts receivable of $0.2 million.

Net cash used in operating activities was $3.7 million for the six months ended June 30, 2016.  We received $2.8 million from accounts receivable, and there were non-cash expenses including stock-based compensation of $0.8 million and depreciation and amortization of $0.8 million.  This was partially offset by our net loss of $7.0 million and increases of non-cash income of $0.6 million related to our Pennsylvania grant, and increases of other working capital of $0.5 million.

Investing activities

Net cash used in investing activities was $63,000 for the six months ended June 30, 2017 for capital expenditures.

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2016 used to acquire Birdstep for $1.9 million net cash, and capital expenditures of $0.2 million offset by sale of sale of short-term investments of $3.4 million.

Financing activities

Net cash received from financing activities was $4.0 million for the six months ended June 30, 2017.  We received $2.0 million from the sale of our common stock in a private placement and $2.0 million from short-term loans from insiders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2017 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating lease obligations	$9,104	$2,392	$4,003	$2,709	$—
Notes payable	6,000	2,000	4,000	—	—
Purchase obligations	382	382	—	—	—
Pennsylvania state grant note	309	69	206	34	—
Total	$15,795	$4,843	$8,209	$2,743	$—

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

Recent Accounting Guidance

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3)The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for those fiscal years, beginning after December 15, 2017. Early adoption is permitted and should be adopted on a prospective basis. The Company does not expect the adoption of this ASU to have a material impact on our financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.  Currently, Topic 350 requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.  A public business entity SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued final guidance in ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted for all companies in any interim or annual period and must be adopted on a modified prospective approach.  Due to the Company applying a full valuation allowance against its deferred tax assets, the nature of the change on the consolidated financial statements is not material.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of June 30, 2017.

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

Interest Rate Risk

Our financial instruments include cash and cash equivalents.  At June 30, 2017, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies.  For both the three and six months ended June 30, 2017 and 2016, our revenues denominated in foreign currencies were de minimis.  Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results.  We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2017.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 16, 2017, the Company entered into subscription agreements with four investors, one of whom is a director of the Company, pursuant to which the Company issued and sold an aggregate of 85,000 shares of its common stock at a price per share of $1.10 in a private placement. The transaction closed on May 17, 2017 and the Company realized gross proceeds of $93,500. The offer and sale of the shares of Common Stock in the private placement was exempt from registration pursuant to Section 4(2) of and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017	401	(a)	$0.86	—	—
May 1 - 31, 2017	—		—	—	—
June 1 - 30, 2017	40,678	(a)	$1.40	—	—
Total	41,079		$1.27

The above table includes:

(a)

Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 54,401 shares during the periods set forth in the table.

Item 6.	Exhibits

Exhibit	Description

4.1	Form of Placement Agent Warrant, dated May 17, 2017 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 17, 2017, and incorporated herein by reference).

10.1

Secured Promissory Note, dated March 31, 2017, issued by the Company to Steven L. Elfman and Monique P. Elfman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2017, and incorporated herein by reference).

10.2	Form of Subscription Agreement, dated May 16, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2017, and incorporated herein by reference).

10.3

Offer Letter by and between the Registrant and Timothy C. Huffmyer, dated June 19, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017, and incorporated herein by reference).

10.4

Secured Promissory Note, dated June 30, 2017, issued by the Company to William W. Smith, Jr. and Dieva L. Smith (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017, and incorporated herein by reference).

10.5

Secured Promissory Note, dated June 30, 2017, issued by the Company to Steven L. Elfman and Monique P. Elfman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2017, and incorporated herein by reference).

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

SMITH MICRO SOFTWARE, INC.

August 14, 2017	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2017	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)