Form 10-Q
period 2017-09-30
SMITH MICRO SOFTWARE INC
filed 2017-11-14
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001‑35525

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

As of October 31, 2017, there were 14,283,953 shares of common stock outstanding

.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,939	$2,229
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $60 (2017) and $197 (2016)	5,209	4,962
Income tax receivable	1	1
Inventories, net of reserves for excess and obsolete inventory of $146 (2017) and $148 (2016)	16	12
Prepaid expenses and other current assets	706	713
Total current assets	9,871	7,917
Equipment and improvements, net	1,381	1,811
Other assets	146	149
Intangible assets, net	551	745
Goodwill	3,685	3,686
Total assets	$15,634	$14,308
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,318	$1,907
Accrued liabilities	3,182	3,503
Related-party notes payable, short-term	2,200	—
Deferred revenue	367	98
Total current liabilities	7,067	5,508
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $0 (2017) and $705 (2016)	—	1,295
Notes payable, net of discount & issuance costs of $508 (2017) and $705 (2016)	1,492	1,295
Deferred rent and other long-term liabilities	2,332	2,970
Deferred tax liability, net	181	181
Total non-current liabilities	4,005	5,741
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 14,283,953 and 12,297,954 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	14	12
Additional paid-in capital	237,321	229,275
Accumulated comprehensive deficit	(232,773)	(226,228)
Total stockholders’ equity	4,562	3,059
Total liabilities and stockholders' equity	$15,634	$14,308

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,804	$6,478	$17,242	$21,151
Cost of revenues	1,159	1,798	3,727	5,824
Gross profit	4,645	4,680	13,515	15,327
Operating expenses:
Selling and marketing	1,413	2,541	4,667	7,389
Research and development	2,100	4,174	6,771	12,204
General and administrative	2,220	2,522	6,648	7,878
Restructuring (income) expense	(146)	—	568	—
Total operating expenses	5,587	9,237	18,654	27,471
Operating loss	(942)	(4,557)	(5,139)	(12,144)
Other expense:
Change in carrying value of contingent liability	—	11	—	668
Loss on related party debt extinguishment	(405)	—	(405)	—
Interest (expense) income, net	(315)	(66)	(928)	(68)
Other expense	(2)	(9)	(10)	(26)
Loss before provision for income taxes	(1,664)	(4,621)	(6,482)	(11,570)
Provision for income tax expense	6	11	19	48
Net loss	(1,670)	(4,632)	(6,501)	(11,618)
Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	—	—	—	2
Other comprehensive income, net of tax	—	—	—	2
Comprehensive loss	(1,670)	(4,632)	(6,501)	(11,616)
Net loss per share:
Basic and diluted	$(0.12)	$(0.38)	$(0.49)	$(0.98)
Weighted average shares outstanding:
Basic and diluted	14,297	12,209	13,221	11,826

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B preferred stock		Common stock		paid-in	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2016 (audited)	—	$—	12,298	$12	$229,275	$(226,228)	$3,059
Shares issued in Series B preferred stock offering, net issuance costs ($287)	3	—	—	—	2,413	—	2,413
Shares issued in Series B preferred stock in accordance with debt extinguishment	3	—	—	—	2,697	—	2,697
Shares issued in common stock offering, net	—	—	2,162	2	1,990	—	1,992
Common stock warrants issued in connection with stock offering	—	—	—	—	64	—	64
Non-cash compensation recognized on stock options and Employee stock purchase plan ("ESPP")	—	—	—	—	34	—	34
Restricted stock grants, net of cancellations	—	—	(70)	—	968	—	968
Cancellation of shares for payment of withholding tax	—	—	(111)	—	(166)	—	(166)
Employee stock purchase plan	—	—	4	—	2	—	2
Warrant repricings due to down round triggers	—	—	—	—	44	(44)	—
Comprehensive loss	—	—	—	—	—	(6,501)	(6,501)
BALANCE, September 30, 2017 (unaudited)	6	$—	14,283	$14	$237,321	$(232,773)	$4,562

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,501)	$(11,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	694	1,096
Amortization of debt discounts and financing issuance costs	394	36
Restructuring costs	(146)	—
Change in carrying value of contingent liability	—	(668)
Loss on related party debt extinguishment	405	—
Provision for doubtful accounts and other adjustments to accounts receivable	78	—
Provision for excess and obsolete inventory	—	8
(Gain) loss on disposal of fixed assets	(6)	27
Stock based compensation	1,002	1,173
Change in operating accounts:
Accounts receivable	(325)	3,143
Income tax receivable	—	99
Inventories	(4)	13
Prepaid expenses and other assets	11	(173)
Accounts payable and accrued liabilities	(1,564)	(796)
Deferred revenue	269	(335)
Net cash used in operating activities	(5,693)	(7,995)
Investing activities:
Acquisition of Birdstep Technology, net of cash received	—	(1,927)
Acquisition of iMobileMagic, net of cash received	—	(558)
Capital expenditures	(68)	(323)
Proceeds from the sale of short-term investments	—	4,080
Net cash (used in) provided by investing activities	(68)	1,272
Financing activities:
Cash received from stock sale for employee stock purchase plan	2	13
Cash received from common stock offering, net of expenses	2,056	—
Cash received from preferred stock and warrant offering, net of expenses	2,413	—
Cash received from related-party short-term notes payable	3,000	—
Cash received from related-party long-term notes payable, net of issuance costs ($83)	—	1,917
Cash received from long-term notes payable, net of issuance costs ($83)	—	1,917
Net cash provided by financing activities	7,471	3,847
Net increase (decrease) in cash and cash equivalents	1,710	(2,876)
Cash and cash equivalents, beginning of period	2,229	8,819
Cash and cash equivalents, end of period	$3,939	$5,943

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5	$37
Cash paid for interest expense	552	—

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock warrants in connection with stock offering	$64	$—
Change in unrealized gain on short-term investments	—	2
Issuance of preferred stock for the settlement of sr. subordinated debt	2,697	—
Reclassification of warrant liability upon adoption of ASU 2017-11	1,761	—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

1. The Company

Smith Micro Software, Inc. (“Smith Micro,” “Company,” “we,” “us,” and “our”) develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and enterprise businesses around the world.  From optimizing wireless networks to uncovering customer experience insights, and from streamlining Wi-Fi access to ensuring family safety, our solutions enrich connected lifestyles, while creating new opportunities to engage consumers via smartphones. Our portfolio also includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging, video streaming, and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

2. Basis of Presentation

The accompanying interim consolidated balance sheet and statement of stockholders’ equity as of September 30, 2017, and the related consolidated statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2017 and 2016, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

3. Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.  When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  ASU 2014-11 also clarifies existing disclosure requirements for equity-classified instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.  For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period.  If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways:  (1) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or (2) Retrospectively to outstanding financial instruments with a down round feature for each reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The Company has elected to early adopt ASU 2017-11 during the three months ended September 30, 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented which includes the quarter ended September 30, 2016 in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. (See Note 19).

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

4. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three and nine months ended September 30, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4 million of debt financing during the year ended December 31, 2016.
•	The Company has raised funds from short-term loans from insiders.
•

As a result of the Company’s restructurings that were implemented during the three months ended December 31, 2016, and again during the six months ended June 30, 2017, the Company’s cost structure is now in line with its future revenue projections.  See Footnote 11 below for additional details regarding restructurings.

•

On September 29, 2017, the Company completed a $5.5 million preferred stock transaction, which converted $2.8 million of long term and short-term debt (face value) into equity and raised $2.7 million of new equity capital.

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months.

The Company will take the following actions, if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional funds through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.

•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

5. Cash and Cash Equivalents

Cash and cash equivalents are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation coverage and have original maturity dates of three months or less.  As of September 30, 2017 and December 31, 2016, bank balances totaling approximately $3.7 million and $2.1 million, respectively, were uninsured.

6. Accounts Receivable

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

The Company is utilizing the accounts receivable balances to secure the related party short-term notes payable.

7. Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of September 30, 2017 and December 31, 2016.

8. Equipment and Improvements

Equipment and improvements are stated at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

9. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at September 30, 2017 and December 31, 2016.

10. Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of September 30, 2017 and December 31, 2016 (in thousands except for useful life data):

		September 30, 2017			December 31, 2016
	Useful life		Accumulated	Net		Accumulated	Net book value	Impairment	Net
	(years)	Gross	amortization	book value	Gross	amortization	before impairment	charge	book value
Purchased technology	5-6	$265	$(66)	$199	$265	$(32)	$233	$—	$233
Customer relationships	3-6	528	(220)	308	999	(147)	852	(411)	441
Trademarks/trade names	2	38	(24)	14	38	(9)	29	—	29
Non-compete	3	51	(21)	30	51	(9)	42	—	42
Total		$882	$(331)	$551	$1,353	$(197)	$1,156	$(411)	$745

Intangible assets amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million for the three and nine months ended September 30, 2016.  The Company determined there was an impairment of its Customer Relationships intangible asset in the amount of $0.4 million as of December 31, 2016.

Future amortization expense related to intangible assets as of September 30, 2017 are as follows (in thousands):

Year Ending December 31,
2017 - 3 months remaining	$64
2018	249
2019	143
2020	47
2021	40
Beyond	8
Total	$551

11. Restructuring

The following is the activity in our restructuring liability for the nine months ended September 30, 2017 (in thousands):

	December 31, 2016			September 30, 2017
	Balance	Provision-net	Usage	Balance
Lease/rental terminations	$1,786	$(149)	$(245)	$1,392
One-time employee termination benefits	65	805	(649)	221
Datacenter consolidation, other	109	(91)	(18)	—
Total	$1,960	$565	$(912)	$1,613

Of the total $1.6 million balance, $0.2 million is reported in accrued liabilities and $1.4 million is reported in deferred rent and other long-term liabilities on the balance sheet.

12. Debt

Short-Term Debt

At September 30, 2017 and December 31, 2016, the carrying value and the aggregate fair value of the Company’s short-term debt were as follows (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Liabilities:
Related-party notes payable, short-term	$2,200	$2,200	$—	$—

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1 million and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on March 24, 2017 are secured by the Company’s accounts receivable and certain other assets.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer, and Steven L. Elfman is a director of the Company.

On March 25, 2017, the Company entered into an Amendment to the Original Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On March 31, 2017, the Company entered into a new short-term secured borrowing arrangement with Elfman for $1 million which matured on June 23, 2017.

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each of Smith and Elfman to refinance the prior arrangement with each of them, which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangements, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Replacement Notes”) with a principal balance of $1 million, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017. The maturity date of the Replacement Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Replacement Notes are secured by the Company’s accounts receivable and certain other assets.

On August 22, 2017, the Company entered into Amendments to the Replacement Notes issued to each of Smith and Elfman, which extended the Maturity Date of the Replacement Notes from September 25, 2017 to January 25, 2018. The amendments do not change any other terms of the Replacement Notes.

On August 23, 2017, the Company entered into a new borrowing arrangement with Smith, under which the Company borrowed $0.8 million and issued to Smith a new Secured Promissory Note, bearing interest at the rate of 12% per annum, and maturing on January 25, 2018.

On August 24, 2017, the Company entered into a new borrowing arrangement with Andrew Arno (“Arno”), under which the Company borrowed $0.3 million and issued to Arno new Secured Promissory Notes with an aggregate principal balance of $0.3 million, bearing interest at the rate of 12% per annum, and maturing on January 31, 2018. Andrew Arno is a director of the Company.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (“Series B Preferred Stock”) for outstanding short-term indebtedness with a principal amount of $0.8 million owed to Smith and $0.1 million to Arno for 750 and 50 shares, respectively. See Note 19, Equity Transactions, for further details on the Series B Preferred Stock Offering.

The Company reviewed FASB ASC Topic No. 470-50, Debt Extinguishment, to evaluate the debt extinguishment gain incurred from the debt to equity transaction. Upon completion of the evaluation, it was determined that the gain associated with the short-term related party loan extinguishment to Preferred Stock should be accounted for as a capital contribution and was recorded to Stockholder’s Equity. The principal balance of the note and resulting fair value of the equity interest exchanged was $0.8 million. The fair value was reduced by allocated legal fees and other direct issuance costs of $0.1 million, resulting in a net fair value of $0.8 million. The capital contribution related to the gain was the difference between these two amounts, or $0.1 million.

The Company evaluated the refinancing of the short-term debt instruments under FASB ASU Topic No. 470-60, Troubled Debt Restructurings, to determine whether the modification of the debt instruments would be considered a troubled debt restructuring, using the two-step decision tree. The two steps included an assessment of whether the company is experiencing financial difficulties and if the creditors have provided concessions. Upon completion of this review, the Company concluded that the refinancing did not qualify as a troubled debt restructuring.

Long-Term Debt

At September 30, 2017, the aggregate fair value and the carrying value of the Company’s long-term debt was as follows (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt - related party	$—	$—	$1,295	$1,295
Long-term debt	1,492	1,492	1,295	1,295
Total long-term debt	$1,492	$1,492	$2,590	$2,590

The carrying value of $1.5 million and $2.6 million are net of debt discount of $0.4 million and $1.2 million and debt issuance costs of $0.1 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively.

On September 2, 2016, we entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4 million (the “Notes”). The Company completed the transactions contemplated by the Note and Warrant Purchase Agreement and issued the Notes on September 6, 2016.  The Notes mature three years following the issuance date, or September 6, 2019, and bear interest at the rate of 10% of the outstanding principal balance of the Notes, payable quarterly in cash or shares of the Company’s common stock.  The Notes are subordinate and junior in right of payment to the prior payment in full of all claims, whether now existing or arising in the future, of holders of senior debt of the Company, as described in the Notes.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock for outstanding long-term indebtedness with a principal amount of $2 million owed to Smith for 2,000 of the Series B Preferred Stock. See Note 19, Equity Transactions, for further details on the Series B Preferred Stock Offering.

The Company reviewed FASB ASC Topic No. 470-50, Debt Extinguishment, to evaluate the debt extinguishment loss incurred from the transaction. Upon completion of the evaluation, it was determined that the loss associated with the long-term related party loan extinguishment to Preferred Stock should be accounted through the Statement of Operations.  The principal balance of the note and resulting fair value of the equity interest transferred was $2 million. The fair value was reduced by legal fees and other direct issuance costs of $0.1 million. The net carrying amount of the long-term note was $1.5 million, which was net of debt issuance costs of $0.1 million and discount of $0.4 million. The extinguishment loss associated with this note was the difference between the net fair value of the equity interest transferred and the net carrying amount of the note being extinguished, which was $0.4 million.

The Company evaluated the conversion of the long-term debt under FASB ASU Topic No. 470-60, Troubled Debt Restructurings, for determining whether the modification of the debt instruments would be considered a troubled debt restructuring, using the two-step decision tree. The two steps included an assessment of whether the company is experiencing financial difficulties and if the creditors have provided concessions. Upon completion of this review, the Company concluded that the refinancing did not qualify as troubled debt restructuring.

13. Net Loss Per Share

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

On August 15, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware for the purpose of effecting a reverse stock split (the “Reverse Split”) of the outstanding shares of the Company’s common stock at a ratio of one (1) share for every four (4) shares outstanding, so that every four (4) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. Proportionate adjustments were made to: (i) the aggregate number of shares of Common Stock available for equity-based awards to be granted in the future under our 2015 Omnibus Equity Incentive Plan; (ii) the number of shares that would be owned upon vesting of restricted stock awards and stock options which are outstanding under our 2015 Omnibus Equity Incentive Plan and 2005 Stock Option Plan, and the exercise price of any outstanding stock options, and (iii) the number of shares of Common Stock available for purchase under our Preferred Shares Rights Agreement, dated October 16, 2015, between us and Computershare Trust Company, N.A., as rights agent.  We have a total of 100,000,000 authorized shares of common stock, which remained unchanged by the reverse stock split.  The Reverse Split was approved by the Company’s stockholders at the special meeting held on August 15, 2016 and was effective on August 17, 2016.  The Company adjusted shareholders' equity to reflect the reverse stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from common stock to the Additional Paid-in Capital during the third quarter of fiscal 2016, resulting in no net impact to shareholders' equity on our consolidated balance sheets. Fractional shares were rounded down to the nearest whole share.  Stockholders received cash in lieu of such fractional shares.  All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented.

On September 29, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock of the Company (the “Certificate of Designation”), designating a total of 5,500 shares of Series B Preferred Stock.  Under the Certificate of Designation, the shares of Series B Preferred Stock have a stated value of $1,000 per share and are optionally convertible, subject to certain limitations set forth in the Certificate of Designation, into shares of the Company’s Common Stock at a conversion price of $1.14 per share, subject to adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the Common Stock.

The holders of Series B Preferred Stock are entitled to receive cumulative dividends out of funds legally available thereof at a rate of ten percent (10%) per annum, payable (i) when and as declared by the Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, and (ii) upon conversion into Common Stock with respect the Series B Preferred Stock being converted.

In the event that the trading price of the Company’s Common Stock for 20 consecutive trading days (as determined in the Certificate of Designation) exceeds 400% of the then effective Conversion Price of the Series B Preferred Stock (initially set at $1.14), the Company may force conversion of the Series B Preferred Stock into shares of Common Stock or elect to redeem the Series B Preferred Stock for cash.

Until the date that stockholder approval is obtained, the Certificate of Designation limits the number of shares of Common Stock that are issuable to any holder upon conversion of such holder’s Series B Preferred Stock, such that such issuances would not cause such holder to own in excess of 19.99% of the Company’s issued and outstanding Common Stock. In addition, a holder’s shares of Series B Preferred Stock shall not be converted if, after giving effect to the conversion, such holder and its affiliated persons would own beneficially more than 9.99% of the Company’s Common Stock, subject to adjustment solely at the holder’s discretion upon 61 days’ prior notice to the Company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(1,670)	$(4,632)	$(6,501)	$(11,618)
Denominator:
Weighted average shares outstanding - basic	14,297	12,209	13,221	11,826
Potential common shares - options / warrants (treasury stock method)	—	2	1	3
Weighted average shares outstanding - diluted	14,297	12,211	13,222	11,829
Shares excluded (anti-dilutive)	—	2	1	3
Shares excluded due to an exercise price greater than weighted average stock price for the period	1,973	2,062	1,869	2,062
Net loss per common share:
Basic	$(0.12)	$(0.38)	$(0.49)	$(0.98)
Diluted	$(0.12)	$(0.38)	$(0.49)	$(0.98)

14. Stock-Based Compensation

Stock Plans

During the nine months ended September 30, 2017, the Company granted 87,500 shares of restricted stock with a weighted average grant date fair value of $1.11 per share. These costs will be amortized ratably over a period of 0 to 48 months.

As of September 30, 2017, there were 1.7 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

Employee Stock Purchase Plan

The Company’s most recent six-month offering period ended September 30, 2017 and resulted in 2,000 shares being purchased/granted at a fair value of $0.77 per share.  The next six-month offering period began on October 1, 2017 and will end on March 31, 2018.  These shares will have a fair value of $0.96 per share.

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

Stock-based non-cash compensation expense related to stock options, restricted stock grants, and the employee stock purchase plan were recorded in the financial statements as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenues	$—	$—	$—	$3
Selling and marketing	5	84	(28)	238
Research and development	44	128	169	375
General and administrative	119	196	463	557
Restructuring expense	—	—	398	—
Total non-cash stock compensation expense	$168	$408	$1,002	$1,173

15. Fair Value Measurements

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

The Company early adopted ASU 2017-11 and changed its method of accounting for warrants during the nine months ended September 30, 2017 on a full retrospective basis. (See Note 19).

16. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath®, and QuickLink® family of products.  Graphics includes our consumer-based products: Poser®, Moho®  ClipStudio®, MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Wireless	$4,690	$5,237	$13,678	$17,513
Graphics	1,114	1,241	3,564	3,638
Total revenues	$5,804	$6,478	$17,242	$21,151

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Wireless:
Sprint (& affiliates)	58.8%	64.5%	60.0%	64.7%
Graphics:
FastSpring	12.6%	13.7%	14.1%	12.8%

The two customers listed above comprised 68% and 81% of our accounts receivable as of September 30, 2017 and 2016, respectively.

Geographical Information

During the three and nine months ended September 30, 2017 and 2016, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific.  Revenues, attributed to the geographic location of the customers’ bill-to address, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Americas	$5,713	$6,218	$16,949	$20,662
EMEA	43	203	124	367
Asia Pacific	48	57	169	122
Total revenues	$5,804	$6,478	$17,242	$21,151

The Company does not separately allocate specific assets to these geographic locations.

17. Related-Party Transactions

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with William W. and Dieva L. Smith (collectively, the “Smith”), pursuant to which the Company issued and sold to Smith in a private placement senior subordinated promissory notes in the aggregate principal amount of $2 million (the “Debt Notes”) and five-year warrants (the “Warrants”) to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Debt Notes and Warrants on September 6, 2016.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer.  Refer to Note 19, Equity Transactions, for additional details.

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with Smith and on February 8, 2017, the Company entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1 million and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on March 24, 2017 and were secured by the Company’s accounts receivable and certain other assets.  Steven L. Elfman is a director of the Company.

On March 25, 2017, the Company entered into an Amendment to the Original Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On March 31, 2017, the Company entered into a new short-term secured borrowing arrangement with Elfman for $1 million which matured on June 23, 2017.

On May 16, 2017, the Company entered into a subscription agreement with Andrew Arno in a private placement pursuant to which the Company issued and sold 50,000 shares of its common stock at a price per share of $1.10.  Andrew Arno is a director of the Company.

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each Smith and Elfman to refinance the prior arrangements with each of them which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangement, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Replacements Notes”) with a principal balance of $1 million, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017.  The maturity date of the Replacement Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Replacement Notes are secured by the Company’s accounts receivable and certain other assets.

On August 22, 2017, the Company entered into Amendments to the Replacement Notes issued to each of Smith and Elfman, which extended the Maturity Date of the Replacement Notes from September 25, 2017 to January 25, 2018.  The amendments do not change any other terms of the Replacement Notes.

On August 23, 2017, the Company entered into a new borrowing arrangement with Smith, under which the Company borrowed $0.8 million and issued to Smith a new Secured Promissory Note, bearing interest at the rate of 12% per annum, and maturing on January 25, 2018.

On August 24, 2017, the Company entered into a new borrowing arrangement with Arno, under which the Company borrowed $0.3 million and issued to Arno Secured Promissory Notes with an aggregate principal balance of $0.3 million, bearing interest at the rate of 12% per annum, and maturing on January 31, 2018.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock for outstanding indebtedness with a principal amount of $2.8 million owed to Smith and Arno for 2,750 and 50 shares, respectively, of Series B Preferred Stock.

18. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of September 30, 2017 are as follows (in thousands):

Year Ending December 31,	Operating
2017 - 3 months remaining	$595
2018	2,433
2019	2,029
2020	1,725
2021	1,728
2022	33
Total	$8,543

As of September 30, 2017, $3.4 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.1 million.

Pennsylvania Opportunity Grant Program

On September 19, 2016, we entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development (“DCED”) to repay $0.3 million of the original $1 million grant previously received by the Company.  Per the agreement, the total amount due of $0.3 million is at 0% interest and is payable in twenty equal quarterly installments commencing on January 31, 2017 and ending on October 31, 2021. The balances were $0.3 million as of September 30, 2017 and December 31, 2016 and are reported in Accrued liabilities and Deferred rent and other long-term liabilities on the balance sheet.

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

19. Equity Transactions

Preferred Stock Offering

On September 29, 2017, the Company entered into a Securities Purchase Agreement with several investors for the issuance and sale (the “Offering”) of 5,500 shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) at a stated value of $1,000 per share, for a total purchase price of $5.5 million.  The Series B Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $1.14 per share, which was the closing bid price of the Common Stock on September 28, 2017, or approximately 4,824,562 shares of Common Stock in the aggregate. The holders of Series B Preferred Stock are entitled to receive cumulative dividends out of funds legally available thereof at a rate of ten percent (10%) per annum, payable (i) when and as declared by the Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, and (ii) upon conversion into Common Stock with respect the Series B Preferred Stock being converted.

In the event that the trading price of the Company’s Common Stock for 20 consecutive trading days (as determined in the Certificate of Designation) exceeds 400% of the then effective Conversion Price of the Series B Preferred Stock (initially set at $1.14), the Company may force conversion of the Series B Preferred Stock into shares of Common Stock or elect to redeem the Series B Preferred Stock for cash. In addition, upon the occurrence of certain triggering events, each holder of Series B Preferred Stock will have the right to require the Company to redeem such holder’s shares for cash equal to the stated value plus accrued and unpaid dividends and liquidated damages, costs, expenses and other amounts due in respect of the Series B Preferred Stock, and with respect to certain other triggering events, each holder will have the right to increase the dividend rate on such holder’s Series B Preferred Stock to twelve percent (12%) while such triggering event is continuing.

In the Offering, the Company raised gross cash proceeds of $2.7 million, and exchanged outstanding indebtedness with a principal amount of $2.8 million owed to Smith (both long and short-term debt) and $0.1 million owed to Arno.  The Offering raised net cash proceeds of $2.5 million (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for working capital purposes.   In connection with the Offering, the Company granted customary registration rights to investors with respect to the resale of shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock.

Common Stock Offering

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

Warrants

On September 2, 2016, we entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued five-year warrants (the “Warrants”) to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an Exercise Price of $2.74 per share, which expire five years from the date of issuance. The Company completed the transaction contemplated by the Note and Warrant Purchase Agreement and issued the Warrants on September 6, 2016.  The Warrants contain provisions that if the Company sells or issues shares of Common Stock (as defined in Warrants) with an exercise price per share less than the Exercise Price of $2.74, the Exercise Price shall be adjusted according to the terms set forth within the Warrants (“Triggering Event”).

On May 16, 2017, the Company engaged Sutter Securities Incorporated (“Sutter”) and Chardan Capital Markets, LLC (“Chardan”) as co-placement agents in connection with a registered direct offering.  The Company agreed to pay the placement agents a cash placement fee and issued to the placement agents warrants to purchase shares of Common Stock equal to 5% of the number of shares sold through each of them, without duplication, at an exercise price per share equal to $1.21 (Sutter) and $1.155 (Chardan).  The warrants issued to Sutter and Chardan have a term of five years and will be exercisable beginning on November 18, 2017.

Since the issuance of the Warrants on September 6, 2016, there have been five Triggering Events, which caused the Warrants to be repriced from the original Exercise Price of $2.74:  Common Stock offerings in May 2017 for $1.10 and 1.05, the issuance of warrants to Sutter and Chardan with exercise prices of $1.21 and $1.155, respectively, all resulting in a charge of $3,000, and the Series B Preferred Stock issuance with a conversion price of $1.14 in September 2017, resulting in a charge of $41,000.  The Triggering Event charges were recorded to Stockholders’ Equity in the applicable period.  Upon application of the Triggering Events above, the Unterberg Koller Capital Fund L.P. Adjusted Exercise Price is $2.14 and the Smith Adjusted Exercise Price is $2.38, which is also the agreed upon floor for the Smith Warrants.

The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the nine months ended September 30, 2017 on a full retrospective basis. Since the warrants were issued in conjunction with the Related – party notes payable and Notes payable (the “Notes Payable”) issuance, the Company also revalued the amount of debt discount related to the valuation of the warrants, which impacted the net carrying value of Notes Payable.  Accordingly, the Company reclassified the Warrant liability to Additional paid in capital of $1.8 million and $1.2 million and the change in valuation of the amount of debt discount from the Notes payable to Additional paid-in capital of $0.7 million and $0.7 million on the consolidated balance sheets for the three months ended September 30, 2016 and the year ended December 31, 2016, respectively.  In addition, due to the retrospective adoption, for the year ended December 31, 2016, the Company credited the Change in fair value of warrant liability on its consolidated statements of operations by $0.9 million with the same offset to Accumulated deficit on the consolidated balance sheets. The following table provides a reconciliation of Warrant liability, Additional paid-in capital, Accumulated deficit and Change in fair value of warrant liability on the consolidated balance sheets for the three months ended September 30, 2016 and the year ended December 31, 2016 (in thousands):

	Consolidated Balance Sheet
	Related-party notes payable	Notes payable	Warrant liability	Additional paid-in capital	Accumulated deficit
Balance, September 30, 2016 (Prior to adoption of ASU 2017-11)	$883	$883	$1,761	$227,565	$(222,185)
Change in valuation of notes payable	359	359	—	(718)	—
Reclassification of warrant liability	—	—	(1,761)	1,761	—
Change in fair value of warrant liability	—	—	—	335	(335)
Change in interest (expense) income, net	—	—	—	(17)	17
Balance, September 30, 2016 (After adoption of ASU 2017-11)	$1,242	$1,242	$—	$228,926	$(222,503)

	Consolidated Balance Sheet
	Related-party notes payable	Notes payable	Warrant liability	Additional paid-in capital	Accumulated deficit
Balance, December 31, 2016 (Prior to adoption of ASU 2017-11)	$967	$967	$1,210	$227,889	$(225,397)
Change in valuation of notes payable	328	328	—	(656)	—
Reclassification of warrant liability	—	—	(1,210)	1,210	—
Change in fair value of warrant liability	—	—	—	910	(910)
Change in interest (expense) income, net	—	—	—	(79)	79
Balance, December 31, 2016 (After adoption of ASU 2017-11)	$1,295	$1,295	$—	$229,274	$(226,228)

The adoption of ASU 2017-11 increased the Loss before provision for income taxes and Net loss by $0.3 million for the three months and nine months ended September 30, 2016, and increased the Net loss per share by $0.03 and $0.02 for the same periods, respectively.  During the nine months ended September 30, 2017, there was no impact on the Loss before provision for income taxes, Net loss and Net loss per share due to the adoption of ASU 2017-11.

The Company’s consolidated statement of cash flows for the nine months ended September 30, 2016 was also impacted by the adoption of ASU 2017-11, including the increase in the Net loss by $0.3 million, the reduction of Amortization of debt discounts by a nominal amount and the elimination of the previously reported Change in fair value of warrant liabilities of $0.3 million.

20. Income Taxes

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties as either income tax expense or operating expenses.  The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

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

After a review of the four sources of taxable income as of December 31, 2016 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2016, the Company will continue to reserve its US-based deferred tax amounts, which total $76.3 million, as of September 30, 2017.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2012 – 2016 tax years. State income tax returns are subject to examination for a period of three to four years after filing.  The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our consolidated financial results. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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

Over the past three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly scalable client and server applications.  Tier 1 mobile network operators, cable providers, OEMs/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers and the Internet of Things (“IoT”).

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Wireless:
Sprint (& affiliates)	58.8%	64.5%	60.0%	64.7%
Graphics:
FastSpring	12.6%	13.7%	14.1%	12.8%

The two customers listed above comprised 68% and 81% of our accounts receivable as of September 30, 2017 and 2016, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2017 and 2016. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	20.0	27.8	21.6	27.5
Gross profit	80.0	72.2	78.4	72.5
Operating expenses:
Selling and marketing	24.3	39.2	27.1	34.9
Research and development	36.2	64.4	39.3	57.7
General and administrative	38.2	38.9	38.5	37.3
Restructuring expense	(2.5)	—	3.3	—
Total operating expenses	96.2	142.5	108.2	129.9
Operating loss	(16.2)	(70.3)	(29.8)	(57.4)
Change in carrying value of contingent liability	—	0.2	—	3.2
Loss on related party debt extinguishment	(7.0)	—	(2.3)	—
Interest income (expense), net	(5.4)	(1.0)	(5.4)	(0.4)
Other expense	(0.1)	(0.2)	(0.1)	(0.1)
Loss before provision for income taxes	(28.7)	(71.3)	(37.6)	(54.7)
Provision for income tax expense	0.1	0.2	0.1	0.2
Net loss	(28.8)%	(71.5)%	(37.7)%	(54.9)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, SafePath®, and QuickLink®, family of products; and,
•	Graphics, which includes our consumer-based products: Poser®, Moho® ClipStudio®, MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Wireless	$4,690	$5,237	$13,678	$17,513
Graphics	1,114	1,241	3,564	3,638
Total revenues	5,804	6,478	17,242	21,151
Cost of revenues	1,159	1,798	3,727	5,824
Gross profit	$4,645	$4,680	$13,515	$15,327

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

Loss on related-party debt extinguishment.  The loss recognized on related-party debt extinguished in the conversion to Series B Preferred Stock.

Interest income (expense), net. Interest income (expense), net is primarily related to interest on our debt, and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Other expense. Other expense is primarily related to foreign exchange losses.

Provision for income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing, or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  The current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues.  Revenues were $5.8 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $0.7 million, or 10%.  Wireless revenue of $4.7 million decreased $0.5 million, or 10%, primarily due to decreased revenues from Sprint, our largest customer.  Graphics revenue decreased by $0.1 million or 10% over last year.  We continue to invest in new products purchased through the 2016 acquisitions and pursue related opportunities.

Cost of revenues.  Cost of revenues were $1.2 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $0.6 million, or 36%.  This decrease was primarily due to lower sales and cost reductions.

Gross profit.  Gross profit was $4.6 million, or 80% of revenues for the three months ended September 30, 2017, essentially flat from the $4.7 million, or 72% of revenues for the three months ended September 30, 2016.  Lower revenues were offset by cost reductions.

Selling and marketing.  Selling and marketing expenses were $1.4 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $1.1 million, or 44%.  This decrease was primarily due to headcount and other cost reductions due to our recent restructurings.  The amortization of intangibles assets was $0.1 million for the three months ended September 30, 2017.  Stock-based compensation was essentially zero and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $0.1 million.

Research and development.  Research and development expenses were $2.1 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $2.1 million, or 50%.  This decrease was primarily due to headcount and other cost reductions due to our recent restructurings.  Stock-based compensation was essentially zero and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $0.1 million.

General and administrative.  General and administrative expenses were $2.2 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $0.3 million, or 12%.  The decrease was primarily due to lower operating costs due to cost reduction initiatives.  Stock-based compensation was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $0.1 million.

Restructuring expense.  Restructuring income was $0.1 million and $0 for the three months ended September 30, 2017 and 2016, respectively. The 2017 income was primarily due to an increase in sublease income due to the signing of a new sublease extension.

Change in carrying value of contingent liability. The change in the carrying value of contingent liability was minimal for both of the three months ended September 30, 2017 and 2016.  This results from a change in the carrying value of our $1 million Pennsylvania grant received by setting up a new facility in that state.

Loss on related party debt extinguishment. The loss on related party debt extinguishment of $0.4 million in 2017 was due to the extinguishment of related party long-term debt exchanged for Series B Preferred Stock.

Interest (expense) income, net.  Interest expense was $0.3 million for the three months ended September 30, 2017, which consisted of interest on notes payable of $0.2 million and amortization of the debt discount and issuance costs was $0.1 million.  Interest expense on notes payable was $0.1 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues.  Revenues were $17.2 million and $21.2 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $3.9 million, or 19%.  Wireless revenues decreased $3.8 million, or 22%, primarily due to decreased activity from Sprint, our largest customer.  Graphics revenues were decreased $0.1 million or 2%.   We continue to invest in new products purchased through the 2016 acquisitions and pursue related opportunities.

Cost of revenues.  Cost of revenues was $3.7 million and $5.8 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $2.1 million, or 36%.  This decrease was primarily due to lower sales and cost reductions.

Gross profit.  Gross profit was $13.5 million, or 78% of revenues for the nine months ended September 30, 2017, a decrease of $1.8 million, or 12%, from $15.3 million, or 72% of revenues for the nine months ended September 30, 2016.  The percentage point increase was primarily due to lower cost from recent restructurings.

Selling and marketing.  Selling and marketing expenses were $4.7 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $2.7 million, or 37%.  This decrease was primarily due to headcount reductions due to our recent restructurings.  Stock-based compensation was zero and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Research and development.  Research and development expenses were $6.8 million and $12.2 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $5.4 million, or 45%.  This decrease was primarily due to headcount reductions and a reduction of consulting service costs.  Stock-based compensation decreased from $0.4 million to $0.2 million, or $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

General and administrative.  General and administrative expenses were $6.6 million and $7.9 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $1.2 million, or 16%.  This decrease was primarily due to lower travel related costs, professional service fees and cost reduction initiatives.  Stock-based compensation was $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Restructuring expense.  Restructuring expense was $0.6 million and $0 for the nine months ended September 30, 2017 and 2016, respectively. The 2017 expense was primarily due to employee terminations and the acceleration of stock awards vesting.

Change in carrying value of contingent liability. This consists of the amount earned from our $1 million Pennsylvania grant received by setting up a new facility in that state.

Loss on related party debt extinguishment. The loss on related party debt extinguishment of $0.4 million in 2017 was due to the extinguishment of related party long-term debt exchanged for Series B Preferred Stock.

Interest (expense) income, net.  Interest expense was $0.9 million for the nine months ended September 30, 2017, which consisted of interest on notes payable of $0.4 million and amortization of the debt discount and issuance costs was $0.5 million.  Interest expense on notes payable was $0.1 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the three months ended September 30, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4 million of debt financing during the year ended December 31, 2016.
•	The Company has been able to raise funds from short-term loans from insiders.
•

As a result of the Company’s restructurings that were implemented during the three months ended December 31, 2016, and again during the six months ended June 30, 2017, the Company’s cost structure is now in line with its future revenue projections.  See Footnote 11 for additional details regarding restructurings.

•

On September 29, 2017, the Company closed on $5.5 million preferred stock transactions, which extinguished $2.8 million of long term and short-term debt (face value) and raised $2.7 million of new capital.

Management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months.

The Company will take the following actions, if it starts to trend unfavorable to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional funds through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

NASDAQ Notice for Failure to Satisfy Continued Listing Rules

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements.  On May 8, 2017, we received a written notification from The Nasdaq Stock Market LLC notifying us that we failed to comply with Nasdaq’s Marketplace Rule 5550(b)(1) (the “Rule”) because the Company’s stockholders’ equity as of March 31, 2017 fell below the required minimum of $2.5 million and as of May 8, 2017 the Company did not meet the alternatives of market value of listed securities or net income from continuing operations for continued listing.

On September 29, 2017, the Company entered into a Securities Purchase Agreement with several investors for the issuance and sale (the “Offering”) of 5,500 shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) at $1,000 per share, for a total purchase price of $5.5 million.  In the Offering, the Company raised gross cash proceeds of $2.7 million and exchanged outstanding indebtedness with a principal amount of $2.8 million.  The Offering raised net cash proceeds of $2.4 million (after deducting the placement agent fee and expenses of the Offering) and resulted in an increase in the Company’s stockholders’ equity of approximately $5.1 million.

With the completion of the Offering on September 29, 2017, the Company has regained compliance with the Rule and its stockholders’ equity balance is now greater than $2.5 million as of the quarter ended September 30, 2017 and as of the date of this report.

NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting from NASDAQ.

At September 30, 2017, we had $3.9 million in cash and cash equivalents and $2.8 million of working capital.

Operating activities

Net cash used in operating activities was $5.7 million for the nine months ended September 30, 2017.  The primary uses of operating cash were to fund our net loss of $6.5 million, adding back non-cash net expenses of $2.4 million, and decreases in accounts payable and accrued expenses of $1.6 million.  This usage was offset by increases in deferred revenue of $0.3 million and accounts receivable of $0.3 million.

Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2016. The primary uses of operating cash were to fund our net loss of $11.6 million, adding back non-cash net expenses of $1.7 million, decreases in accounts payable and accrued expenses of $0.8 million, deferred revenue of $0.3 million, and increases in prepaid and other assets for $0.2 million.  This usage was partially offset by a decrease of accounts receivable of $3.1 million and income tax refunds of $0.1 million.

Investing activities

Net cash used in investing activities was $68,000 for the nine months ended September 30, 2017 for capital expenditures.

Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2016 used to acquire the shares of Birdstep Technology AB for $1.9 million net cash, iMobileMagic for $0.6 million, and capital expenditures of $0.3 million offset by sale of sale of short-term investments of $4.1 million.

Financing activities

Net cash received from financing activities was $7.5 million for the nine months ended September 30, 2017.  We received $2.1 million from the sale of our common stock in a private placement, $3.0 million from short-term loans from related-parties and $2.4 million from the sale of our Series B Preferred Stock.

Net cash provided by financing activities was approximately $3.8 million for the nine months ended September 30, 2016, from the net proceeds from the issuance of senior subordinated promissory notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2017 (in thousands):

	Payments due by period
		1 year			More than
Contractual obligations:	Total	or less	1-3 years	3-5 years	5 years
Operating lease obligations	$8,543	$2,422	$3,929	$2,192	$—
Notes payable	4,200	2,200	2,000	—	—
Purchase obligations	368	368	—	—	—
Pennsylvania state grant note	292	69	206	17	—
Total	$13,403	$5,059	$6,135	$2,209	$—

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

Recent Accounting Guidance

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.  When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  ASU 2014-11 also clarifies existing disclosure requirements for equity-classified instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.  For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period.  If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways:  (1) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or (2) Retrospectively to outstanding financial instruments with a down round feature for each reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.  The Company has elected to early adopt ASU 2017-11 during the three months ended September 30, 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a round down feature for each prior reporting period presented which includes the quarter ended September 30, 2016 as well as a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017.  (See Note 19).

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.  They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.  The Company determined there was no impairment as of September 30, 2017.

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

Income Taxes

We account for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties as either income tax expense or operating expenses.  The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our financial instruments include cash and cash equivalents.  At September 30, 2017, the carrying values of our financial instruments approximated fair values based on current market prices and rates.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we do invoice in foreign currencies.  For both the three and nine months ended September 30, 2017 and 2016, our revenues denominated in foreign currencies were de minimis.  Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results.  We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign entities reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2017.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 29, 2017, the Company entered into a Securities Purchase Agreement with several investors for the issuance and sale (the “Offering”) of 5,500 shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) at $1,000 per share, for a total purchase price of $5.5 million.  The Series B Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $1.14 per share, which was the closing bid price of the Common Stock on September 28, 2017, or approximately 4,824,562 shares of Common Stock in the aggregate.

The Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the purchasers in the Offering represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	—		$—	—	—
August 1 - 31, 2017	—		—	—	—
September 1 - 30, 2017	15,065	(a)	$1.17	—	—
Total	15,065		$1.17

The above table includes:

(a)

Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 15,065 shares during the periods set forth in the table.

Item 6.	Exhibits

Exhibit	Description

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Smith Micro Software, Inc., dated September 29, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2017, and incorporated herein by reference).

10.1

Resignation Severance and Release Agreement, by and between Steven Yasbek and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on July 11, 2017, and incorporated herein by reference).

10.2

Amendment to Secured Promissory Note, dated August 18, 2017, by and between the Company and Steven L. Elfman and Monique P. Elfman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.3

Secured Promissory Note, dated August 18, 2017, issued by the Company to William W. Smith, Jr. and Dieva L. Smith (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.4

Secured Promissory Note, dated August 24, 2017, issued by the Company to Next Generation TC FBO Andrew Arno IRA 1663 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.5

Secured Promissory Note, dated August 24, 2017, issued by the Company to Andrew Arno (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.6

Securities Purchase Agreement, dated September 29, 2017, between the Company and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2017, and incorporated herein by reference).

10.7

Registration Rights Agreement, dated September 29, 2017, between the Company and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2017, and incorporated herein by reference).

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

SMITH MICRO SOFTWARE, INC.

November 14, 2017	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)