Form 10-Q/A
period 2017-09-30
SMITH MICRO SOFTWARE INC
filed 2017-12-28
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q/A

Amendment No. 1

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

.

Explanatory Note

Smith Micro Software, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to add disclosure in Note 19 to the financial statements related to the impact of the Company’s early adoption for the quarterly periods ended March 31, 2017 and June 30, 2017 of Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The Company also corrected the amounts disclosed for the discount and issuance costs of notes payable for 2016 on the face of the balance sheet from $705 to $619.  There were no other changes to the original Form 10-Q or the Company’s financial statements for the quarterly period ended September 30, 2017.

Concurrently with this Amendment, the Company is filing a Current Report on Form 8-K to retroactively revise the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to reflect changes from the early adoption of ASU 2017-11. Under ASU 2017-11, the Company changed its method of accounting for certain warrants that were initially recorded as liabilities.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,939	$2,229
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $60 (2017) and $197 (2016)	5,209	4,962
Income tax receivable	1	1
Inventories, net of reserves for excess and obsolete inventory of $146 (2017) and $148 (2016)	16	12
Prepaid expenses and other current assets	706	713
Total current assets	9,871	7,917
Equipment and improvements, net	1,381	1,811
Other assets	146	149
Intangible assets, net	551	745
Goodwill	3,685	3,686
Total assets	$15,634	$14,308
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,318	$1,907
Accrued liabilities	3,182	3,503
Related-party notes payable, short-term	2,200	—
Deferred revenue	367	98
Total current liabilities	7,067	5,508
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $0 (2017) and $619 (2016)	—	1,295
Notes payable, net of discount & issuance costs of $508 (2017) and $619 (2016)	1,492	1,295
Deferred rent and other long-term liabilities	2,332	2,970
Deferred tax liability, net	181	181
Total non-current liabilities	4,005	5,741
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 14,283,953 and 12,297,954 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	14	12
Additional paid-in capital	237,321	229,275
Accumulated comprehensive deficit	(232,773)	(226,228)
Total stockholders’ equity	4,562	3,059
Total liabilities and stockholders' equity	$15,634	$14,308

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

Since the issuance of the Warrants on September 6, 2016, there have been five Triggering Events, which caused the Warrants to be repriced from the original Exercise Price of $2.74:  Common Stock offerings in May 2017 for $1.10 and $1.05, the issuance of warrants to Sutter and Chardan with exercise prices of $1.21 and $1.155, respectively, all resulting in a charge of $3,000, and the Series B Preferred Stock issuance with a conversion price of $1.14 in September 2017, resulting in a charge of $41,000.  The Triggering Event charges were recorded to Stockholders’ Equity in the applicable period.  Upon application of the Triggering Events above, the Unterberg Koller Capital Fund L.P. Adjusted Exercise Price is $2.14 and the Smith Adjusted Exercise Price is $2.38, which is also the agreed upon floor for the Smith Warrants.

The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the nine months ended September 30, 2017 on a full retrospective basis. Since the warrants were issued in conjunction with the Related – party notes payable and Notes payable (the “Notes Payable”) issuance, the Company also revalued the amount of debt discount related to the valuation of the warrants, which impacted the net carrying value of Notes Payable. The following tables provide a reconciliation of Warrant liability, Additional paid-in capital, Accumulated deficit and Change in fair value of warrant liability on the consolidated balance sheets as of September 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017 (in thousands):

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

The adoption of ASU 2017-11 increased the Loss before provision for income taxes and Net loss by $0.5 million and $0.8 million for the three and twelve months ended December 31, 2016, and increased the Net loss per share by $0.04 and $0.07 for the same periods, respectively.  The Company’s consolidated statement of cash flows for the year ended December 31, 2016 was also impacted by the adoption of ASU 2017-11, including the increase in the Net loss by $0.8 million, the reduction of Amortization of debt discounts by $0.1 million and the elimination of the previously reported Change in fair value of warrant liabilities of $0.9 million.

	Consolidated Balance Sheet
	Related-party notes payable	Notes payable	Warrant liability	Additional paid-in capital	Accumulated deficit
Balance, March 31, 2017 (Prior to adoption of ASU 2017-11)	$1,062	$1,062	$502	$228,265	$(227,629)
Change in valuation of notes payable	298	298	—	(596)	—
Reclassification of warrant liability	—	—	(502)	502	—
Change in fair value of warrant liability	—	—	—	1,618	(1,618)
Change in interest (expense) income, net	—	—	—	(139)	139
Balance, March 31, 2017 (After adoption of ASU 2017-11)	$1,360	$1,360	$—	$229,650	$(229,108)

The adoption of ASU 2017-11 increased the Loss before provision for income taxes and Net loss by $0.6 million for the three months ended March 31, 2017, and increased the Net loss per share by $0.05 for the same period.  The Company’s consolidated statement of cash flows for the three months ended March 31, 2017 was also impacted by the adoption of ASU 2017-11, including the increase in the Net loss by $0.6 million, the reduction of Amortization of debt discounts by a nominal amount and the elimination of the previously reported Change in fair value of warrant liabilities of $0.7 million.

	Consolidated Balance Sheet
	Related-party notes payable	Notes payable	Warrant liability	Additional paid-in capital	Accumulated deficit
Balance, June 30, 2017 (Prior to adoption of ASU 2017-11)	$1,158	$1,158	$1,063	$230,657	$(230,203)
Change in valuation of notes payable	267	267	—	(534)	—
Reclassification of warrant liability	—	—	(1,063)	1,063	—
Change in fair value of warrant liability	—	—	—	1,060	(1,060)
Change in interest (expense) income, net	—	—	—	(200)	200
Balance, June 30, 2017 (After adoption of ASU 2017-11)	$1,425	$1,425	$—	$232,046	$(231,063)

The adoption of ASU 2017-11 reduced the Loss before provision for income taxes and Net loss by $0.6 million for the three months ended June 30, 2017 and increased the Loss before provision for income taxes and Net loss by a nominal amount for the six months ended June 30, 2017, and decreased the Net loss per share by $0.05 and $0.00 for the same periods, respectively.  The Company’s consolidated statement of cash flows for the six months ended June 30, 2017 was also impacted by the adoption of ASU 2017-11, including the increase in the Net loss by a nominal amount, the reduction of Amortization of debt discounts by $0.1 million and the elimination of the previously reported Change in fair value of warrant liabilities of $0.1 million.

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

SMITH MICRO SOFTWARE, INC.

December 28, 2017	By	/s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

December 28, 2017	By	/s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)