Form 10-K
period 2017-12-31
SMITH MICRO SOFTWARE INC
filed 2018-03-30
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K  ☐

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $18,910,405 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of March 23, 2018, there were 18,250,909 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2017 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning our ability to remain a going concern, our ability to raise additional capital, customer concentration, projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, the success and timing of new product introductions, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors.  Such factors include, but are not limited to, the following:

•	our ability to remain a going concern;
•	our ability to raise additional capital to fund our operations and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our customer concentration given that the majority of our sales currently depend on a few large client relationships, including Sprint;
•	our ability to become and remain profitable;
•

the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our common stock to fall;

•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	intense competition in our industry and our ability to successfully compete;
•	the pace at which the markets for new products develop;
•	our ability to hire and retain key personnel;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the existence of undetected software defects in our products;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	the risks inherent with international operations;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;

•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	potential tax liabilities and other factors that may impact our effective tax rates;
•	the impact of evolving information security and data privacy laws on our business and industry; and
•	those additional factors which are listed under Item 1A of Part I of this Report under the caption “RISK FACTORS.”

The forward-looking statements contained in this Report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this Report is filed.

PART I

Item 1. BUSINESS

General

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and wireless users around the world. From optimizing wireless networks to uncovering customer experience insights, and from providing visual access to wireless voicemail to ensuring family safety, our solutions enrich connected lifestyles while creating new opportunities to engage consumers via smartphones. We also provide a services platform for the Internet of Things (“IoT”) that enables comprehensive device management and firmware over-the-air (“FOTA”) updates for various types of connected devices. In addition, Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

For more than three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications. Tier 1 mobile network operators, cable providers, original equipment manufacturers (“OEM”)/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers, mobile apps, vehicle telematics, and smart cities.

In general, we help our customers:

•	Provide valuable digital lifestyle services, such as family location services, parental controls, and device security, to mobile consumers;
•	Manage mobile devices over-the-air for maximum performance, efficiency, reliability and cost-effectiveness;
•	Provide easy visual access to wirelessly delivered voicemail messages, while also providing easy conversion of voice messages to text messages;
•	Optimize wireless networks, reduce operational costs, and deliver “best-connected” user experiences;
•	Efficiently and securely manage connected devices comprising the IoT; and
•	Design and create 2D and 3D digital illustrations, animation and figure design with easy-to-use, professional-grade graphics software.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the industrial IoT. The key to our longevity, however, is not simply technological innovation, but a never-ending focus on customer value.

During fiscal year 2017, we made several important steps toward profitability. We completed a major restructuring of our business to bring expenses in-line with current revenues, decreasing expenses by approximately $3.5 million per quarter. Our new Chief Financial Officer, Timothy C. Huffmyer, brought an extensive background of financial planning and analysis, public-company experience in the technology sector, as well as mergers and acquisition experience to Smith Micro’s management team. Smith Micro ended 2017 on a strong note with the launch of its flagship product, SafePath® Family, with Sprint, the first Tier 1, U.S.-based mobile network operator (“MNO”) to roll out the service.

In addition to these milestones, we also closed two private funding rounds in fiscal year 2017. These stock-based transactions helped the Company to reduce debt, increase stockholder equity, and increase funds available for working capital purposes.

The Company was incorporated in California in November 1983, and reincorporated in Delaware in June 1995. Our principal executive offices are located at 51 Columbia, Aliso Viejo, California 92656. Our telephone number is (949) 362-5800. Our website address is www.smithmicro.com, and we make our filings with the U.S. Securities and

Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Report.  Our common stock is traded on the NASDAQ under the symbol “SMSI”.

Business Segments

Our business is focused on two industry segments: Wireless and Graphics. We do not separately allocate operating expenses, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues. See Note 12 of Notes to Consolidated Financial Statements for financial information related to our business segments and geographical information.

Wireless Segment

The wireless industry continues to undergo rapid change on all fronts, from the ubiquity of Wi-Fi and cellular networks, to the vast array of connected devices, mobile applications, and digital content consumed by users who want information, high-speed wireless connectivity, and entertainment anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the IoT is creating a world where almost anything can be connected to the wireless internet. Wearable devices such as smartwatches, fitness trackers and GPS locators are now commonplace, enabling people and pets to be connected to the “Internet of Everything” as well. These devices have created an entire ecosystem of over-the-top (“OTT”) apps, while expanding how communication service providers can provide value to mobile consumers.

In addition, pervasive connectivity has changed the way businesses operate on small and grand scales.  For example, Wi-Fi hotspots are being deployed by neighborhood bookstores and coffee houses to keep customers on premise longer, as well as by large sports arenas to deliver real-time video feeds via social networks and online broadcasts.  Retailers are now spending more than 50% of their advertising budgets on mobile media, and targeting for those advertisements is driven by “Big Data” initiatives that collect consumer information from virtually every online or mobile interaction.

Although there are numerous business opportunities associated with pervasive connectivity, there are also many challenges, including:

•

The average age by which most children use smartphones and other connected devices continues to decrease. As such, parents and guardians must be proactive in managing and combating digital lifestyle problems such as excess screen time, cyberbullying, and online safety;

•	Complexity, congestion, and spectrum scarcity plague wireless networks, making it difficult and expensive to satisfy the demand for mobile services by consumers and businesses;
•	As IoT use cases continue to proliferate and scale, management complexity, security and interoperability must be addressed efficiently and correctly;
•	MNOs are being marginalized by messaging applications, and face growing competitive pressure from cable/multiple service operators (“MSO”) and others deploying Wi-Fi networks to attract mobile users;
•	Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile securely and cost-effectively;
•

Consumers, frustrated by slow, congested mobile networks and inconsistent device/app behavior, seek simpler network access and more personalized mobile experiences, while simultaneously demanding faster, cheaper, and more secure wireless services.

To address these challenges, Smith Micro offers multi-platform, modular solutions such as:

SafePath® – The SafePath platform is a scalable, cloud-based platform for MNOs and enterprises to provide device monitoring and protection services for their subscribers, customers, employees and students. The platform’s flagship product, SafePath Family, is a next-generation location tracking and parental controls platform that enables mobile operators to provide comprehensive family safety functionalities to their subscribers as a white-labeled value-added service.

QuickLink® IOT Services Platform – QuickLink IoT is a comprehensive device management solution for the Internet of Everything. Providing standards-based IoT device management functionality combined with robust support for FOTA and application over-the-air (“AOTA”) updates, QuickLink IoT simplifies and streamlines the complexity of IoT device management at scale.

CommSuite® – Smith Micro’s CommSuite premium messaging platform helps MNOs deliver a next-generation voicemail experience to mobile subscribers, while enabling them to monetize a legacy cost-center. CommSuite Visual Voicemail (“VVM”) quickly and easily allows users to manage voice messages just like email or SMS – with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. In 2017, the CommSuite product was installed on more than 18 million mobile handsets.

NetWise® – NetWise is a policy-on-device platform that optimizes wireless Quality of Experience (“QoE”). Addressing challenges central to today's mobile lifestyle such as connection and network traffic management, Wi-Fi discovery, credential provisioning, user authentication and radio management, NetWise is a proven carrier-grade solution for communications service providers (“CSP”).

Captivate™ – Captivate is a mobile engagement and Big Data analytics platform that enables CSPs and business to consumer (“B2C”) enterprises to deliver contextual mobile promotions and advertising at the right time and place. Captivate provides mobile device-based consumer insights that are invaluable to all types of consumer-facing businesses in understanding, segmenting and targeting mobile consumers.

For 35 years, Smith Micro has provided software solutions for global businesses, evolving with the Telecom industry through the Internet age. Today, the Company develops wireless standards-based software that is extensible, interoperable, scalable, and proven to meet the most dynamic and demanding mobile environments.

Graphics Segment

Smith Micro’s graphics group develops a variety of software, including graphic design and animation, and compression and PC/Mac utilities, for consumers, professional artists, and educators. These products are available through direct sales on Smith Micro websites (smithmicro.com, mysmithmicro.com and contentparadise.com), as well as through affiliate websites, resellers, and retail outlets.

The Company’s graphics portfolio includes Poser®, a professional solution for 3D Figure Design and Animation; Moho® (formerly Anime Studio®), a complete solution for 2D animation; and MotionArtist®, an easy-to-use tool that enables amateur and professional artists to bring comics to life with animated panels, text and word balloons. These programs are used by major entertainment studios, and world-renowned artists and graphics firms to create award-winning movies, television shows, TV advertising, internet media content, 3D gaming, and visual designs. Our reseller agreement with Japanese software developer Celsys, which permitted us to market, license and provide support for the English-language version of Clip Studio® Paint (formerly Manga Studio), terminated in the fourth quarter of 2017. As such, Clip Studio Paint was phased out of our product portfolio in 2017.

Products

Our primary products consist of the following:

Business Segment	Products	Description

Wireless	SafePath® Family	Real-time family location tracking app with easy-to-use parental controls, and built-in support for wearable devices such as GPS-enabled smartwatches, backpack locators, and pet trackers
	CommSuite® VVM	Visual Voicemail delivered directly to a mobile phone app and managed like email

	CommSuite® VTT	Voice-to-Text transcription of voicemail and voice SMS messages

	NetWise® Optics	A mobile analytics solution that uncovers performance blind spots in wireless networks and helps CSPs optimize network quality and performance

	NetWise® Passport	An automated user onboarding and Wi-Fi service provisioning solution

	QuickLink® IoT Services Platform	An end-to-end device management platform for fault & diagnostics management, device provisioning, device configuration, and over-the-air firmware and application updates
	Captivate™	Mobile marketing and Big Data platform that uses real-time conditions, events, location, and analytics to better engage mobile consumers
Graphics	Poser®	3D rendering and animation software for photorealistic characters, art, illustration, and digital design

	Moho® (formerly Anime Studio®)	Complete 2D animation program for creating movies, cartoons, anime, and cut out animations

	MotionArtist®	A fast, easy solution for creating animatics and interactive presentations

	StuffIt Deluxe®	A patented, lossless compression solution for documents and media

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration experience, and flexible business models, we can quickly bring to market innovative solutions that support our customers’ needs to create new revenue opportunities and differentiate their products and services among their competitors.

Our marketing and sales strategy is as follows:

Leverage Operator and OEM Relationships. We continue to capitalize on our strong relationships with the world’s leading MNOs, MSOs, and device manufacturers. These customers serve as our primary distribution channel, providing access to hundreds of millions of end users around the world.

Focus on High-Growth Markets. We continue to focus on providing digital lifestyle solutions, analytics/Big Data solutions, premium messaging services, and wireless connectivity taking advantage of expanding 4G and Wi-Fi networks, as well as the explosive growth of smartphones, tablets, and IoT devices.

Expand our Customer Base. In addition to growing business with current customers, we are increasing penetration of the enterprise market, with particular focus on large B2C companies, such as retail brands, banking, and hospitality, as well as industrial IoT companies deploying connected devices.

Key Revenue Contributors

Revenues attributable to Sprint and their respective affiliates in the Wireless business segment accounted for 61%, 63%, and 65% of the Company’s total revenues for fiscal years 2017, 2016, and 2015, respectively. Revenues attributable to FastSpring in the Graphics business segment accounted for 14%, 14%, and 11% of the Company’s total revenues for fiscal years 2017, 2016, and 2015, respectively. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases from us for any reason could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, email, and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $9.0 million, $15.9 million, and $13.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Manufacturing

We utilize manufacturing capabilities for our Graphics physical products. Our product development group produces a product master for each product that is then duplicated and packaged into products by the manufacturing organization. All product components are purchased by our personnel in our Aliso Viejo, California facility. Our manufacturing is subcontracted to outside vendors and includes the replication of CD-ROMs and the printing of documentation materials. Assembly of the final package is completed by our Aliso Viejo, California facility.

Competition

The markets in which we operate are highly competitive and subject to rapid changes in technology. These conditions create new opportunities for Smith Micro, as well as for our competitors, and we expect new competitors to continue to enter the market. We not only compete with other software vendors for new customer contracts, we also compete to acquire technology and qualified personnel.

We believe that the principal competitive factors affecting the mobile software market include domain expertise, product features, usability, quality, price, customer service, and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We also believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price we obtain for our products would negatively affect our profitability.

Many of our existing and potential customers have the resources to develop products that compete directly with our products. As such, these customers may opt to discontinue the purchase of our products in the future. With this as background, our future performance is substantially dependent upon the extent to which existing customers elect to purchase software from us rather than designing and developing their own software.

Proprietary Rights and Licenses

We protect our intellectual property through a combination of patents, copyrights, trademarks, trade secrets, foreign intellectual property laws, confidentiality procedures and contractual provisions. We have United States and foreign patents and pending patent applications that relate to various aspects of our products and technology. We have also registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. We will continue to apply for such protections in the future as we deem necessary to protect our intellectual property. We seek to avoid unauthorized use and disclosure of our proprietary intellectual property by requiring employees and third parties with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Our wireless customers license our products through software license agreements or access our offerings through software as a service (“SaaS”) agreements, and our graphics products are subject to “click-through” end user license agreements. Our license agreements contain restrictions on reverse engineering, duplication, disclosure, and transfer, and our SaaS agreements contain restrictions on access and use.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult, and we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce our intellectual property rights.

Employees

As of December 31, 2017, we had a total of 161 employees within the following departments: 103 in engineering, 28 in sales and marketing, 12 in operations and customer support, and 18 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Item 1A. RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our other Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern.

We currently believe that we will be able to meet our financial obligations as they become due over the next twelve months, primarily based on our current working capital levels, our current financial projections, and our ability to secure short-term loans and raise capital when necessary.

Our ability to continue as a going concern is substantially dependent upon these factors.  If our financial and cash flow position the Company unfavorably compared to our internal plans and projections, we may need to consider additional actions to mitigate conditions or events that would raise substantial doubt about our ability to continue as a going concern, including the following:

•	Raising additional capital through short-term loans.
•	Implementing additional restructuring and cost reductions.
•	Raising additional capital through a private placement or other transaction.
•	Disposing of or discontinuing one or more product lines.
•	Selling or licensing intellectual property.

Should our going concern assumption not be appropriate or should we become unable to continue in the normal course of operations, adjustments would be required to our consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we were to become unable to continue as a going concern.

We may raise additional capital through the issuance of equity or convertible debt securities or by borrowing money in order to meet our capital needs. Additional funds to allow us to meet our capital needs may not be available on terms acceptable to us or at all.

We believe that our cash and the cash we expect to generate from operations will be sufficient to meet our capital needs for the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our future activities. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

It is possible that our future capital requirements may vary materially from those currently anticipated. The amount of capital that we will need in the future will depend on many factors, including but not limited to:

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

Our current customer profile, including the fact that we derive a significant portion of our revenues from sales to a concentrated number of clients, may adversely impact our revenues and operating results.

In our Wireless business segment, we sell primarily to large carriers, cable operators, and OEMs, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration.  For the year ended December 31, 2017, sales to Sprint and their affiliates comprised 61% of our total revenues.

Because of our relatively high customer concentration, this carrier and other large customers possess a relative level of pricing power over us, and any material decrease in sales to any of them would materially affect our revenue and profitability.

Our carrier, cable operator, and OEM customers are not the end users of our products and our revenue is in many instances dependent upon distribution of our products by our customers to their end users.  If any of their efforts to market and sell products and services incorporating our software and services are unsuccessful in the marketplace, our revenues and profitability could be adversely affected.

We also derive a significant portion of our revenue from a few vertical markets, such as wireless carriers, cable operators, and handset manufacturers.  In order to sustain and grow our business, we must continue to sell our software products in these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could materially harm our results of operations, financial condition and prospects. Increasing our sales outside our core vertical markets, for example to large enterprises, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

If there are delays in the distribution of our products or if customer negotiations for our new products cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.

The Company has a history of net losses, may incur substantial net losses in the future, and may not achieve profitability.

We have undertaken recent restructurings to reduce our expenses to be more in line with our current and projected revenue. However, if our revenues do not increase in the future, we will likely need to undertake further restructurings, operating losses will likely continue, and we may not be able to achieve profitability in the foreseeable future.

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

We have difficulty predicting the volume and timing of orders. In any given quarter, our sales may involve large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of orders could materially impact our revenues, which would adversely affect our quarterly financial performance. Also, we have often recorded a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

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

Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our business, financial condition, and results of operations.

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands and keep up with evolving industry standards, including changes in the Microsoft, Google, and Apple operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and graphics software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. In addition, some of the technology we market, which has been sold as software in the past, can be integrated at the chipset level by the leading mobile chipset manufacturers.  Any of these factors could render our existing products obsolete and unmarketable. In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.

Competition within our target markets is intense and includes numerous established competitors and new entrants, which could negatively affect our revenues and results of operations.

We operate in markets that are extremely competitive and subject to rapid changes in technology.  Because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition to continue from both established and emerging software companies, both domestic and international.  In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. Furthermore, our existing and potential OEM customers may acquire or develop products that compete directly with our products.

Many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical, and other resources than we do. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Announcements of competing products by competitors could result in the cancellation of orders by customers in anticipation of the introduction of such new products.  In addition, some of our competitors are currently making complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss.  We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors.  Increased competition is likely to result in price reductions, fewer customer orders, reduced margins, and loss of market share.

We have introduced products to support higher speed networking and 4G technologies and services and next generation networks.  If the market for these products does not develop as we have anticipated or if the adoption of and investments in these technologies and services grows more slowly than we have anticipated, our operating results, financial condition, and prospects may be negatively affected.

We have introduced products to support new high-speed networking, 4G technologies, and next generation networks, but the pace of the market adoption of such technologies and the deployment of next generation networks is uncertain. Where some of the products that we have introduced to support high-speed networking and 4G technologies have allowed us to enter new markets, such as mobile marketing and analytics, a viable market for these products may not develop or be sustainable, and we may face intense competition in these markets.

Future sales and any future profits from these and related products are substantially dependent upon the acceptance and use of these new high-speed networking and 4G technologies, on the continued adoption and use of mobile data services by end users, on our carrier, MSO, and enterprise customers’ ability to successfully introduce new mobile services enabled by our products, and on our ability to broaden our carrier customer base, which we believe will be difficult and time-consuming.  If the adoption of and investments in new networking and 4G technologies does not grow or grows more slowly than anticipated, or if CSPs delay their deployment of next generation networks or fail to deploy such networks successfully, or if we are unable to compete in new markets for our products, we will not obtain the anticipated returns from our planning and development investments.  To the extent we devote substantial resources and incur significant expenses to enable our products to be interoperable with new networks that have failed or have been delayed or not deployed, our operating results, financial condition, and prospects may be negatively affected.

If we are unable to retain key personnel, the loss of their services could materially and adversely affect our business, financial condition and results of operations.

Our future performance depends in significant part upon the continued service of our senior management and other key technical personnel. We do not have employment agreements with our key employees. The loss of the services of our key employees would materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain, and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our products. Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service, and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements and generally would have an adverse effect on our business, financial condition and results of operations.

We rely directly and indirectly on third-party intellectual property and licenses, which may not be available on commercially reasonable terms or at all.

Many of the Company’s products and services include third-party intellectual property, which requires licenses from those third parties directly to us or to unrelated companies which provide us with sublicenses and/or execution of services for the operation of our business. These products and services include our wireless suite of products, as well as our graphics products. The Company has historically been able to obtain such licenses on reasonable terms.  There is, however, no assurance that the necessary licenses could be obtained on acceptable terms, or at all, in the future. If the Company or our third-party service providers are unable to obtain or renew critical licenses on reasonable terms, we may be forced to terminate or curtail our products and services which rely on such intellectual property, and our financial condition and operating results may be materially adversely affected.

If we fail to continue to establish and maintain strategic relationships with mobile device manufacturers, wireless carriers, cable MSOs and network infrastructure manufacturers, market acceptance of our products and our profitability may suffer.

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

Our growth depends in part on our customers’ ability and willingness to promote our services and attract and retain new end user customers or achieve other goals outside of our control.

We sell our wireless products for use on handheld devices primarily to our carrier, cable/MSO, and enterprise customers, who deploy our products for use by their end user customers. The success of our carrier, cable/MSO and enterprise customers, and their ability and willingness to market services to their end users that are supported by our products, is critical to our future success.  Our ability to generate revenues from sales of our software is also constrained by our carrier customers’ ability to attract and retain customers. We have no input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.

Our acquisitions of companies or technologies may disrupt our business and divert management attention and cause our current operations to suffer.

We have historically made targeted acquisitions of smaller companies with important technology and expect to continue to do so in the future.  As part of any acquisition, we will be required to assimilate the operations, products, and personnel of the acquired businesses and train, retain, and motivate key personnel from the acquired businesses. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from our Company’s day-to-day operations, which could impair our relationships with our current employees, customers, and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

We may also have to incur debt or issue equity securities in order to finance future acquisitions. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our existing stockholders. In addition, we expect our profitability could be adversely affected because of acquisition-related accounting costs, write offs, amortization expenses, and charges related to acquired intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products, or technologies within existing operations, we may not receive the intended benefits of such acquisitions.

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

Our software products are complex and may contain undetected defects. In the past, we have discovered software defects in certain of our products and have experienced delayed or lost revenues during the period it took to correct these problems.  Although we and our OEM customers test our products, it is possible that errors may be found or occur in our new or existing products after we have commenced commercial shipment of those products.  Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, a delay in market acceptance of our products, loss of competitive position, or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations. In addition, some of our software contains open source components that are licensed under the GNU General Public License and other open source licenses. These components may contain undetected defects or incompatibilities, may cause us to lose control over the development of portions of our software code, and may expose us to claims of infringement if these components are, or incorporate, infringing materials, the licenses are not enforceable or are modified to become incompatible with other open source licenses, or exposure to misappropriation claims if these components include unauthorized materials from a third party.

Regulations affecting our customers and us and future regulations, to which they or we may become subject to, may harm our business.

Certain of our customers in the communications industry are subject to regulation by the Federal Communications Commission, which could have an indirect effect on our business. In addition, the U.S. telecommunications industry has been subject to continuing deregulation since 1984. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect regulation or deregulation may have on demand for our products from customers in the communications industry. Demand for our products may be indirectly affected by regulations imposed upon potential users of those products, which may increase our costs and expenses.

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

We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights, and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Additionally, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property embedded in their products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays, or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our ability to market our products.

Our business, financial condition and operating results could be adversely affected as a result of legal, business, and economic risks specific to international operations.

In recent years, our revenues derived from sales to customers outside the U.S. have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;
•	trade restrictions;
•	the imposition of governmental controls;
•	exposure to different legal standards, particularly with respect to intellectual property;
•	burdens of complying with a variety of foreign laws, including without limitation data privacy laws, such as the General Data Privacy Regulation in Europe;
•	import and export license requirements and restrictions of the United States and any other country in which we operate;
•	unexpected changes in regulatory requirements;
•	foreign technical standards;
•	changes in tariffs;
•	difficulties in staffing and managing international operations;
•	difficulties in securing and servicing international customers;
•	difficulties in collecting receivables from foreign entities;
•	fluctuations in currency exchange rates and any imposition of currency exchange controls; and
•	potentially adverse tax consequences.

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

We currently serve our customers from data center hosting facilities. Any damage to, or failure of, such facilities generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their on-demand services, and adversely affect our renewal rates and our ability to attract new customers.

If we fail to meet the requirements for continued listing on the NASDAQ Stock Market, our common stock would likely be delisted from trading on NASDAQ, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

Our common stock is currently listed for quotation on the NASDAQ Stock Market. We are required to meet specified financial requirements in order to maintain our listing on NASDAQ. If we fail to satisfy NASDAQ’s continued listing requirements, our common stock could be delisted from NASDAQ and our common stock would instead trade on the OTC Market.  Any potential delisting of our common stock from NASDAQ would likely result in decreased liquidity and increased volatility of our common stock, and would likely cause our trading price to decline.

We may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes as well as sales, use, and other non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, sales and use taxes, and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.

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

Evolving information security and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.

Because our solutions process customer data that may contain personally identifying information, we are or may become subject to federal, state and foreign laws and regulations regarding the privacy and protection of such data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction. Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. In the European Union (“EU”), the General Data Protection Regulation (“GDPR”), is due to come into force in May 2018. The GDPR will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will include operational and governance requirements for companies that collect or process personal data of residents of the European Union that differ from or expand upon those currently in place in the EU. The GDPR also provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters is located in Aliso Viejo, California, where we currently lease and occupy approximately 24,688 square feet of space pursuant to lease that expires on May 31, 2019. We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022, which we have subleased to a third party through January 31, 2022. We lease 15,300 square feet in Watsonville, California under a lease that expires September 30, 2018, which we have subleased to a third party through September 30, 2018.  We lease 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues for the remainder of our lease term. Internationally, we lease 6,300 square feet in Belgrade, Serbia under a lease that expires December 31, 2021. We lease 6,900 square feet in Stockholm, Sweden under a lease that expires May 31, 2019, and we lease 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2018.

Item 3. LEGAL PROCEEDINGS

The Company may become involved in various legal proceedings arising from its business activities. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows, or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol “SMSI.” The high and low sale prices for our common stock as reported by NASDAQ are set forth below for the periods indicated.  The prices have been adjusted for our 1:4 reverse stock split that occurred on August 17, 2016.

	High	Low
YEAR ENDED DECEMBER 31, 2017:
First Quarter	$2.32	$0.80
Second Quarter	1.70	0.81
Third Quarter	1.52	0.88
Fourth Quarter	3.41	1.09
YEAR ENDED DECEMBER 31, 2016:
First Quarter	$3.12	$1.80
Second Quarter	3.20	2.24
Third Quarter	3.20	2.00
Fourth Quarter	2.34	1.28

On March 23, 2018, the closing sale price for our common stock as reported by NASDAQ was $1.68.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12.

Holders

As of March 23, 2018, there were approximately 133 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors considers relevant.  Any declaration and payment of dividends on our common stock will be further subject to the preferential rights of holders of shares of our Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”), if any such shares remain outstanding.

The holders of our Series B Preferred Stock are entitled to receive, out of funds legally available therefor, cumulative cash dividends on such shares at a rate per share of ten percent (10%) per annum, payable (i) when and as declared by our board of directors, in quarterly installments on March 1, June 1, September 1 and December 1, (ii) upon conversion of such shares into common stock, and (iii) upon our optional redemption of such shares in accordance with the terms set forth in the Certificate of Designation for our Series B Preferred Stock.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2017	5,063		$1.60	—	—
November 1 - 30, 2017	5,063		$1.86	—	—
December 1 - 31, 2017	5,062		$2.74	—	—
Total	15,188	(a)		—	—

The above table includes:

(a)

Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 15,188 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statements of operations and comprehensive loss data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017 and 2016, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and comprehensive loss data presented below for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations and Comprehensive Loss Data (in thousands, except per share data):
Revenues	$22,974	$28,235	$39,507	$36,979	$42,675
Cost of revenues	5,082	7,564	8,152	9,317	9,707
Gross profit	17,892	20,671	31,355	27,662	32,968
Operating expenses:
Selling and marketing	6,186	9,615	8,902	9,559	15,675
Research and development	8,952	15,906	13,863	14,192	21,305
General and administrative	8,551	10,341	11,128	13,218	18,216
Restructuring expenses	(123)	303	—	2,435	5,602
Long-lived asset impairment	—	411	—	—	—
Total operating expenses	23,566	36,576	33,893	39,404	60,798
Operating loss	(5,674)	(15,905)	(2,538)	(11,742)	(27,830)
Non-operating income (expense):
Change in carrying value of contingent liability	—	668	—	—	—
Loss on debt extinguishment	(405)	—	—	—	—
Interest income (expense), net	(1,120)	(313)	1	(5)	28
Other income (expense), net	(8)	(22)	3	(3)	2
Loss before provision for income taxes	(7,207)	(15,572)	(2,534)	(11,750)	(27,800)
Provision for income tax expense (benefit)	(546)	(229)	68	49	153
Net loss	(6,661)	(15,343)	(2,602)	(11,799)	(27,953)
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	—	2	(1)	—	7
Other comprehensive income (expense), net of tax	—	2	(1)	—	7
Comprehensive loss	$(6,661)	$(15,341)	$(2,603)	$(11,799)	$(27,946)
Net loss per share:
Basic	$(0.49)	$(1.28)	$(0.23)	$(1.16)	$(3.02)
Diluted	$(0.49)	$(1.28)	$(0.23)	$(1.16)	$(3.02)
Weighted average shares:
Basic	13,489	11,951	11,486	10,162	9,245
Diluted	13,489	11,951	11,486	10,162	9,245

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data (in thousands):
Total assets	$13,877	$14,308	$24,473	$27,390	$31,538
Total liabilities	9,310	11,249	10,447	12,488	13,367
Accumulated comprehensive deficit	(232,933)	(226,228)	(210,887)	(208,284)	(196,485)
Total stockholders' equity	$4,567	$3,059	$14,026	$14,902	$18,171

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report.  This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” Readers are also urged to carefully review and consider these and other disclosures made by us which attempt to advise interested parties of the factors which affect our business.

Introduction and Overview

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and wireless users around the world.  From optimizing wireless networks to uncovering customer experience insights, and from providing visual access to wireless voicemail to ensuring family safety, our solutions enrich connected lifestyles while creating new opportunities to engage consumers via smartphones. We also provide a services platform for the IoT that enables comprehensive device management and FOTA updates for various types of connected devices. In addition, Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

For more than three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications. Tier 1 mobile network operators, cable providers, OEMs/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers, mobile apps, vehicle telematics, and smart cities.

During fiscal year 2017, we experienced a decrease in our revenues primarily due to lower customer demand for our CommSuite product. Several new SafePath® contracts have been signed and launched during the 2017 fiscal year; however, related revenue is increasing at a slower rate than expected. The restructuring actions taken in 2016 and early 2017 were realized throughout the year, resulting in a significant decrease in annual operating expenses. The Company reduced its rate of loss and used short-term borrowings and various equity transactions as a source of cash while the SafePath® contracts increase revenue to expected levels.

Results of Operations

Revenues to Sprint and their respective affiliates in the Wireless business segment accounted for 61%, 63%, and 65% of the Company’s total revenues for fiscal years 2017, 2016, and 2015, respectively. Revenues to FastSpring in the Graphics business segment accounted for 14%, 14%, and 11% of the Company’s total revenues for fiscal years 2017, 2016, and 2015, respectively. These two customers accounted for 72%, 80%, and 83% of accounts receivable for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table sets forth certain consolidated statement of comprehensive loss data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	22.1	26.8	20.6
Gross profit	77.9	73.2	79.4
Operating expenses:
Selling and marketing	26.9	34.0	22.5
Research and development	39.0	56.3	35.1
General and administrative	37.2	36.6	28.2
Restructuring expenses	(0.5)	1.1	—
Long-lived asset impairment	—	1.5	—
Total operating expenses	102.6	129.5	85.8
Operating loss	(24.7)	(56.3)	(6.4)
Change in carrying value of contingent liability	—	2.4	—
Loss on debt extinguishment	(1.8)	—	—
Interest expense	(4.9)	(1.1)	—
Other expense	—	(0.1)	—
Loss before provision for income taxes	(31.4)	(55.1)	(6.4)
Provision for income tax expense (benefit)	(2.4)	(0.8)	0.2
Net loss	(29.0)%	(54.3)%	(6.6)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which includes our NetWise®, CommSuite®, SafePath®, and QuickLink®, family of products; and
•	Graphics, which includes our consumer-based products: Poser®, Moho® (formerly Anime Studio®), Clip Studio Paint (formerly Manga Studio®), MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Wireless	$18,342	$23,086	$33,553
Graphics	4,632	5,149	5,954
Total revenues	22,974	28,235	39,507
Cost of revenues	5,082	7,564	8,152
Gross profit	$17,892	$20,671	$31,355

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

Change in carrying value of contingent liability. The change in the carrying value of the Pennsylvania grant liability. See discussion under sub-heading, “Pennsylvania Opportunity Grant Program,” appearing in Note 11 of the Notes to Consolidated Financial Statements.

Loss on debt extinguishment. Loss resulting from the extinguishment of debt.

Interest income (expense), net. Interest expense is primarily related to interest on our debt, and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

Other income (expense), net. Other income (expense) is primarily related to fixed assets disposals.

Provision for income tax expense (benefit). The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2017, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $53.0 million at December 31, 2017. During fiscal year 2017, the valuation allowance on deferred tax assets decreased by $23.7 million.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues. Revenues of $23.0 million for fiscal year 2017 decreased $5.3 million, or 18.6%, from $28.2 million for fiscal year 2016. Wireless revenues of $18.3 million decreased $4.7 million, or 20.5%, from $23.0 million for fiscal year 2016. The decrease was primarily due to lower customer demand for the CommSuite product, Sprint’s decreased usage of the NetWise product, and the Cable/MSO business which decreased $0.5 million due to slower customer rollouts resulting in lower license purchases.  We expect lost revenues to be replaced in 2018 with the roll out of our SafePath solution with Sprint and other near term opportunities. Graphics sales decreased $0.5 million, or 10.0%, from $5.1 million for fiscal year 2016, primarily due to lower customer demand. Our reseller agreement with Japanese software developer Celsys, which permitted us to market, license and provide support for the English-language version of Clip Studio Paint (formerly Manga Studio), terminated in 2017. As such, Clip Studio Paint was phased out of our product portfolio in 2017.

Cost of revenues. Cost of revenues of $5.1 million for fiscal year 2017 decreased $2.5 million, or 32.8%, from $7.6 million for fiscal year 2016.  This decrease was primarily due to the lower revenues, maintenance costs, and costs related to our restructuring activities in late 2016 and early 2017. Also during 2017, we realized favorable cost reductions from certain vendors and contracts related to delivering revenues.

Gross profit. Gross profit of $17.9 million or 77.9% of revenues for fiscal year 2017 decreased $2.8 million, or 13.4%, from $20.7 million, or 73.2% of revenues for fiscal year 2016. The 4.7 percentage point increase was primarily due to the reduction of costs related to our restructuring activities and lower costs from our vendors.

Selling and marketing. Selling and marketing expenses of $6.2 million for fiscal year 2017 decreased $3.4 million, or 35.7%, from $9.6 million for fiscal year 2016. This decrease was primarily due to our restructuring activities in late 2016 and early 2017 which included a reduction in force, resulting in a savings of $3.0 million of employee and employee related costs of which $0.3 million was stock-based compensation, and a reduction of $0.5 million of advertising and marketing related expenses.  The amortization of intangible assets was $0.1 million.

Research and development. Research and development expenses of $9.0 million for fiscal year 2017 decreased $7.0 million, or 43.7%, from $15.9 million for fiscal year 2016. This decrease was primarily due to our restructuring activities in late 2016 and early 2017 which included a reduction in force, resulting in a savings of $3.0 million of employee related costs, of which $0.3 million was stock-based compensation.

General and administrative. General and administrative expenses of $8.6 million for fiscal year 2017 decreased $1.8 million, or 17.3%, from $10.3 million for fiscal year 2016. This decrease was primarily due to lower costs as a result of our restructuring activities, specific initiatives to reducing spending on travel and general information technology support services, and a reduction of certain acquisition related services including legal expenses.

Restructuring expenses.  Restructuring income of $0.1 million for fiscal year 2017 was a result of our restructuring activities in early 2017, which included a one-time reduction in force charges of approximately $0.8 million offset by a change in the estimated restructured lease liability based on the finalization of certain sublease contracts to third parties.

Long-lived asset impairment.  There were no impairment charges in fiscal year 2017. An intangible asset was impaired that resulted in a charge to the statement of operations of $0.4 million in fiscal year 2016.

Change in carrying value of contingent liability.  The change in the carrying value of the Pennsylvania grant liability resulted in income of $0.7 million for fiscal year 2016. See discussion under sub-heading, “Pennsylvania Opportunity Grant Program,” appearing in Note 11 of the Notes to Consolidated Financial Statements.

Loss on debt extinguishment. Loss on debt extinguishment of $0.4 million in 2017 was a result of the extinguishment of debt related to the exchange of a related party note for the newly issued Series B Preferred Stock in September 2017.

Interest income (expense), net.  Interest expense was $1.1 million for fiscal year 2017, $0.3 million of which was due to a higher volume of short term debt during the year.

Provision for income tax expense. The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, we are required to evaluate the probability of being able to realize the future benefits indicated by such asset.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.  Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2017, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $53.0 million at December 31, 2017. During fiscal year 2017, the valuation allowance on deferred tax assets decreased by $23.7 million.

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

Interest income (expense), net.  Interest expense was $0.3 million for fiscal year 2016 due to the issuance of notes payable on September 6, 2016 and the credit-adjusted risk-free interest rate used to measure our operating lease termination liabilities in restructuring.

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

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for eleven consecutive quarters.
•	Negative cash flow from operating activities for seven consecutive quarters.
•	Stock price below $1.00/share resulting in non-compliance with NASDAQ listing rules to maintain a stock price of $1.00/share.
•	Stockholders’ equity less than $2.5 million at March 31, 2017 and June 30, 2017, resulting in non-compliance with NASDAQ listing rules.
•	Revenue declines for two consecutive years, including a decline of 32% of revenue from the Company’s largest customer, in fiscal year 2016 compared to fiscal year 2015.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4.0 million of debt financing during the year ended December 31, 2016.
•	The Company has raised funds from short-term loans from related parties.
•

As a result of the Company’s restructurings that were implemented during the three months ended December 31, 2016, and again during the three months ended March 31, 2017, the Company’s cost structure is now in line with its future revenue projections.

•	In May 2017, the Company completed a $2.2 million offering of its common stock.
•	In September 2017, the Company closed on a $5.5 million preferred stock transaction which converted $2.8 million of long and short term debt, and received $2.7 million of new capital.
•	On March 6, 2018, the Company issued $5.0 million in a private placement offering of its common stock.

In addition to the recent capital raised on March 5, 2018, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

At December 31, 2017, we had $2.2 million in cash and cash equivalents and $3.1 million of working capital.

Operating Activities

In 2017, net cash used in operating activities was $7.4 million primarily due to our net loss adjusted for non-cash items of $4.2 million, decreases of accounts payable and accrued liabilities of $2.9 million, and an increase in accounts receivable of $0.4 million.

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

Investing Activities

In 2017, cash used in investing activities was less than $0.1 million, related to capital expenditures.

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

Financing Activities

In 2017, cash provided by financing activities was $7.5 million due to net proceeds from common and preferred stock offerings of $4.5 million and proceeds from short-term promissory notes of $3.0 million.

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

Real Property Leases

Our corporate headquarters is located in Aliso Viejo, California, where we currently lease and occupy approximately 24,688 square feet of space pursuant to lease that expires on May 31, 2019. We lease approximately 55,600 square feet in Pittsburgh, Pennsylvania under a lease that expires December 31, 2021. We sublease 19,965 square feet of that space under an agreement which commenced February 1, 2015 and continues through the expiry date of our lease. Internationally, we lease approximately 6,300 square feet in Belgrade, Serbia under a lease that expires December 31, 2021. We lease approximately 6,900 square feet in Stockholm, Sweden under a lease that expires May 31, 2019. We lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2018.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three-year period, with two renewal options. In October 2017, the sublease agreement was renewed through January 2022. The remaining lease expense, net of sublease income, has been accrued for in our 2013 restructuring liability account.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

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

Fair Value of Financial Instruments

The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

Fair value is an exit price, representing the amount that would be received upon the sale of an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over two to six years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Going Concern Evaluation

In connection with preparing its consolidated financial statements, management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. See management’s going concern evaluation for the year ended December 31, 2017 in the “Liquidity and Capital Resources” section above.

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

We have a limited number of multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases, to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.  We have established VSOE for our post contract support services and non-recurring engineering.

On occasion, we enter into fixed fee arrangements, typically for trial purposes, in which customer payments are tied to the achievement of specific milestones. Revenue for these contracts is recognized based on customer acceptance of certain milestones as they are achieved.  We also enter hosting arrangements that sometimes include up-front, non-refundable set-up fees.  Revenue is recognized for these fees over the term of the agreement.

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

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognizes such awards as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 during 2017 for its annual goodwill impairment test. There was no impact of adoption of ASU 2017-04 on the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU

2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2017-11 during 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a round down feature for each prior reporting period presented, as well as a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is evaluating the impact of this guidance on our consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2017, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation of Directors” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under An Equity Compensation Plan

The following table summarizes information, as of December 31, 2017 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	17	$2.53	1,680
2005 Stock Option / Stock Issuance Plan (2)	122	6.13	—
Total	139	$5.69	1,680

(1)	The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were cancelled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(3) Exhibits

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

Exhibit No.	Title	Method of Filing

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-95096 (P)

3.2.1	Certificate of Amendment of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007

4.1	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.2	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.3	Form of Common Stock Purchase Warrant, dated May 17, 2017, issued by the Registrant to each of Sutter Securities Incorporated and Chardan Capital Markets, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

4.4	Form of Registration Rights Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

4.5	Form of Warrant to Purchase Common Stock, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.6	Form of Registration Rights Agreement, dated September 6, 2016 entered into between the Registrant and each of the Investors party thereto	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Amended and Restated 2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222) filed on February 13, 2008

10.3	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.4*	Amended & Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010

10.5	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

10.6*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

Exhibit No.	Title	Method of Filing

10.6.1*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Filed herewith

10.7	Share Purchase Agreement, dated March 8, 2016, by and between Smith Micro Software, Inc. and Birdstep Technology ASA	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2016

10.8	Share Purchase Agreement, dated July 19, 2016, by and between Smith Micro Software, Inc. and the selling shareholders of iMobileMagic–Mobile Experiences, LDA	Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016

10.9

Escrow Agreement, dated July 19, 2016, by and among Smith Micro Software, Inc., Computershare Trust Company, N.A., and the selling shareholders of iMobileMagic– Mobile Experiences, LDA named in Exhibit A thereto

Incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016

10.10	Note and Warrant Purchase Agreement, dated September 2, 2016, by and among the Company and each of the Investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.11	Form of Senior Subordinated Promissory Note, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.12	Secured Promissory Note dated December 6, 2016 issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2016

10.13	Amendment to Senior Subordinated Promissory Note, dated December 27, 2016, between the Registrant and Unterberg Koller Capital Fund L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016

10.14	Amendment to Senior Subordinated Promissory Note and Warrant to Purchase Common Stock, dated December 27, 2016, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016

10.15	Secured Promissory Note dated February 7, 2017, issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2017

10.15.1	Amendment to Secured Promissory Note, dated March 25, 2017, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2017

10.16	Secured Promissory Note dated February 8, 2017, issued by the Registrant to Stephen L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2017

10.17	Secured Promissory Note dated March 31, 2017, issued by the Registrant to Stephen L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017

Exhibit No.	Title	Method of Filing

10.18	Form of Subscription Agreement, dated May 16, 2017, between the Registrant and each of the investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

10.19*	Offer Letter by and between the Registrant and Timothy C. Huffmyer, dated June 19, 2017	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017

10.20	Secured Promissory Note dated June 26, 2017, issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.20.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.20.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Filed herewith

10.21	Secured Promissory Note dated June 23, 2017, issued by the Registrant to Stephen L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.21.1	Amendment to Secured Promissory Note, dated August 18, 2017, between the Registrant and Stephen L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.21.2	Second Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Stephen L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.22*	Resignation Severance and Release Agreement, dated as of July 10, 2017, between the Registrant and Steven Yasbek	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on July 11, 2017

10.23	Secured Promissory Note, dated August 18, 2017, issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.24	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.24.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.24.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Filed herewith

10.25	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.25.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

Exhibit No.	Title	Method of Filing

10.25.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Andrew Arno	Filed herewith

10.26	Securities Purchase Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

10.27	Registration Rights Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(P) Paper Filing Exhibit

*denotes the management contracts and compensatory arrangements in which any director or named executive officer participates

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 30, 2018	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2018	By: /s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2018
William W. Smith, Jr.

/s/ Timothy C. Huffmyer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018
Timothy C. Huffmyer

/s/ Andrew Arno	Director	March 30, 2018
Andrew Arno

/s/ Thomas G. Campbell	Director	March 30, 2018
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 30, 2018
Steven L. Elfman

/s/ Samuel Gulko	Director	March 30, 2018
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 30, 2018
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smith Micro Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

SingerLewak LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California

March 30, 2018

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,205	$2,229
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $221 and $197 at December 31, 2017 and 2016, respectively	5,145	4,962
Prepaid expenses and other current assets	576	726
Total current assets	7,926	7,917
Equipment and improvements, net	1,229	1,811
Deferred tax asset, net	404	—
Other assets	146	149
Intangible assets, net	487	745
Goodwill	3,685	3,686
Total assets	$13,877	$14,308
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,333	$1,907
Accrued payroll and benefits	1,994	2,391
Related party notes payable	1,000	—
Other accrued liabilities	416	1,112
Deferred revenue	73	98
Total current liabilities	4,816	5,508
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $0 and $619 at December 31, 2017 and 2016, respectively	1,200	1,295
Notes payable, net of discount & issuance costs of $442 and $619, at December 31, 2017 and 2016, respectively	1,558	1,295
Deferred rent	970	1,162
Other long term liabilities	766	1,808
Deferred tax liability, net	—	181
Total non-current liabilities	4,494	5,741
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued and outstanding at December 31, 2017	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 14,268,765 and 12,297,954 shares issued and outstanding at December 31, 2017 and 2016, respectively	14	12
Additional paid-in capital	237,486	229,275
Accumulated comprehensive deficit	(232,933)	(226,228)
Total stockholders’ equity	4,567	3,059
Total liabilities and stockholders' equity	$13,877	$14,308

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

	Year Ended December 31,
	2017	2016	2015
Revenues	$22,974	$28,235	$39,507
Cost of revenues	5,082	7,564	8,152
Gross profit	17,892	20,671	31,355
Operating expenses:
Selling and marketing	6,186	9,615	8,902
Research and development	8,952	15,906	13,863
General and administrative	8,551	10,341	11,128
Restructuring expenses	(123)	303	—
Long-lived asset impairment	—	411	—
Total operating expenses	23,566	36,576	33,893
Operating loss	(5,674)	(15,905)	(2,538)
Non-operating income (expense):
Change in carrying value of contingent liability	—	668	—
Loss on debt extinguishment	(405)	—	—
Interest income (expense), net	(1,120)	(313)	1
Other income (expense), net	(8)	(22)	3
Loss before provision for income taxes	(7,207)	(15,572)	(2,534)
Provision for income tax expense (benefit)	(546)	(229)	68
Net loss	(6,661)	(15,343)	(2,602)
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	—	2	(1)
Other comprehensive income (expense), net of tax	—	2	(1)
Comprehensive loss	$(6,661)	$(15,341)	$(2,603)
Net loss per share:
Basic and diluted	$(0.49)	$(1.28)	$(0.26)
Weighted average shares outstanding:
Basic and diluted	13,489	11,951	10,162

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Preferred stock		Common stock		paid-in	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2014	—	$—	45,000	$45	$223,141	$(208,284)	$14,902
Exercise of common stock options	—	—	8	—	10	—	10
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	186	—	186
Restricted stock grants, net of cancellations	—	—	1,091	1	1,966	—	1,967
Cancellation of shares for payment of withholding tax	—	—	(394)	—	(458)	—	(458)
Tax benefit deficiencies related to restricted stock expense	—	—	—	—	5	—	5
Employee stock purchase plan	—	—	24	—	17	—	17
Comprehensive loss	—	—	—	—	—	(2,603)	(2,603)
BALANCE, December 31, 2015	—	$—	45,729	$46	$224,867	$(210,887)	$14,026
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	137	—	137
Restricted stock grants, net of cancellations	—	—	366	—	1,391	—	1,391
Cancellation of shares for payment of withholding tax	—	—	(126)	—	(304)	—	(304)
Employee stock purchase plan	—	—	7	—	13	—	13
Shares issued for iMobileMagic acquisition	—	—	611	—	1,737	—	1,737
Shares issued for interest on notes payable	—	—	8		17		17
Effects of reverse stock split	—	—	(34,297)	(34)	31	—	(3)
Issuance of warrants	—	—	—	—	1,386	—	1,386
Comprehensive loss	—	—	—	—	—	(15,341)	(15,341)
BALANCE, December 31, 2016	—	$—	12,298	$12	$229,275	$(226,228)	$3,059
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	44	—	44
Restricted stock grants, net of cancellations	—	—	(69)	—	1,127	—	1,127
Cancellation of shares for payment of withholding tax	—	—	(126)	—	(171)	—	(171)
Employee stock purchase plan	—	—	4	—	3	—	3
Preferred shares issued in stock offering, net of offering costs	3	—	—	—	5,213	—	5,213
Common shares issued in stock offering, net of offering costs	—	—	2,162	2	1,990	—	1,992
Issuance of warrants in stock offering	—	—	—	—	64	—	64
Preferred shares issued with debt conversion	3	—	—	—	(103)	—	(103)
Warrant repricing	—	—	—	—	44	(44)	—
Comprehensive loss	—	—	—	—	—	(6,661)	(6,661)
BALANCE, December 31, 2017	6	$—	14,269	$14	$237,486	$(232,933)	$4,567

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(6,661)	$(15,343)	$(2,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	922	1,381	1,904
Amortization of debt discounts and financing issuance costs	459	168	—
Restructuring reserve adjustment	(123)	—	—
Long-lived asset impairment	—	411	—
Change in carrying value of contingent liability	—	(668)	—
Loss on debt extinguishment	405	—	—
Provision for adjustments to accounts receivable and doubtful accounts	182	70	31
Provision for excess and obsolete inventory	—	11	48
Loss (gain) on disposal of fixed assets	(6)	27	1
Tax benefits from stock-based compensation	—	—	(5)
Non-cash compensation related to stock options and restricted stock	1,171	1,528	2,158
Deferred income taxes	(585)	(137)	—
Change in operating accounts:
Accounts receivable	(365)	3,368	40
Prepaid expenses and other assets	154	475	790
Accounts payable and accrued liabilities	(2,947)	(1,966)	(1,362)
Deferred revenue	(25)	(828)	(1,058)
Net cash used in operating activities	(7,419)	(11,503)	(55)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2,485)	—
Capital expenditures	(77)	(500)	(124)
Proceeds from the sale of short-term investments	—	4,079	—
Purchases of short-term investments	—	—	(1,199)
Net cash provided by (used in) investing activities	(77)	1,094	(1,323)
Financing activities:
Cash received from issuance of common stock and warrants, net of offering costs	2,056	—	—
Cash received from issuance of preferred stock, net of offering costs	2,413	—	—
Cash received from short-term secured promissory notes	1,800	—	—
Cash received from related-party notes payable, net of issuance costs of $97 (2016)	1,200	1,903	—
Cash received from notes payable, net of issuance costs of $97 (2016)	—	1,903	—
Cash received from stock sale for employee stock purchase plan	3	13	17
Cash received from exercise of stock options	—	—	10
Tax benefits received from stock-based compensation	—	—	5
Net cash provided by financing activities	7,472	3,819	32
Net decrease in cash and cash equivalents	(24)	(6,590)	(1,346)
Cash and cash equivalents, beginning of period	2,229	8,819	10,165
Cash and cash equivalents, end of period	$2,205	$2,229	$8,819
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15	$27	$17
Cash paid for interest expense	$662	$21	$—
Change in unrealized gain (loss) on short-term investments	$—	$2	$(1)
Issuance of common stock warrants in connection with stock offering	$64	$—	$—
Issuance of preferred stock in settlement of senior subordinated debt	$2,800	$—	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to leading wireless service providers, device manufacturers, and wireless users around the world. From optimizing wireless networks to uncovering customer experience insights, and from providing visual access to wireless voicemail to ensuring family safety, our solutions enrich connected lifestyles while creating new opportunities to engage consumers via smartphones. We also provide a services platform for the Internet of Things (“IoT”) that enables comprehensive device management and firmware over-the-air (“FOTA”) updates for various types of connected devices. In addition, Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual messaging and 2D/3D graphics applications. With this as a focus, it is Smith Micro’s mission to help our customers thrive in a connected world.

For more than three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly-scalable client and server applications. Tier 1 mobile network operators, cable providers, OEMs/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers, mobile apps, vehicle telematics, and smart cities.

In general, we help our customers:

•	Provide valuable digital lifestyle services, such as family location services, parental controls, and device security to mobile consumers;
•	Manage mobile devices over-the-air for maximum performance, efficiency, reliability and cost-effectiveness;
•	Provide easy visual access to wirelessly delivered voicemail messages, while also providing easy conversion of voice messages to text messages;
•	Optimize wireless networks, reduce operational costs, and deliver “best-connected” user experiences;
•	Efficiently and securely manage connected devices comprising the IoT; and
•	Design and create 2D and 3D digital illustrations, animation and figure design with easy-to-use, professional-grade graphics software.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the industrial IoT. The key to our longevity, however, is not simply technological innovation, but a never-ending focus on customer value.

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

Fair Value of Financial Instruments

The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

Fair value is an exit price, representing the amount that would be received upon the sale of an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

At December 31, 2017 and 2016, the carrying value and the aggregate fair value of the Company’s short and long-term debt were as follows (in thousands):

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term debt - related party	$1,000	$1,000	$—	$—
Long-term debt - related party	1,200	1,200	1,295	1,295
Long-term debt	1,558	1,558	1,295	1,295
Total long-term debt	$3,758	$3,758	$2,590	$2,590

The carrying value of $3.8 million is net of debt discount of $0.4 million and debt issuance costs of $0.1 million as of December 31, 2017. The carrying value of $2.6 million is net of debt discount of $1.2 million and debt issuance costs of $0.2 million as of December 31, 2016.

Significant Concentrations

For the year ended December 31, 2017, two customers, each accounting for over 10% of revenues, made up 75% of revenues and 72% of accounts receivable, and one service provider with more than 10% of purchases totaled 11% of accounts payable. For the year ended December 31, 2016, two customers, each accounting for over 10% of revenues, made up 77% of revenues and 80% of accounts receivable, and one service provider with more than 10% of purchases totaled 24% of accounts payable.  For the year ended December 31, 2015, two customers, each accounting for over 10% of revenues, made up 76% of revenues and 83% of accounts receivable, and one service provider with more than 10% of purchases totaled 13% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation coverage, and have original maturity dates of three months or less.  As of December 31, 2017 and 2016, bank balances totaling approximately $2.0 million and $2.1 million, respectively, were uninsured.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2017, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over two to six years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Derivatives

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

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for eleven consecutive quarters.
•	Negative cash flow from operating activities for seven consecutive quarters.
•	Stock price below $1.00/share resulting in non-compliance with NASDAQ listing rules to maintain a stock price of $1.00/share.
•	Stockholders’ equity less than $2.5 million at March 31, 2017 and June 30, 2017, resulting in non-compliance with NASDAQ listing rules.
•	Revenue declines for two consecutive years, including a decline of 32% of revenue from the Company’s largest customer, in fiscal year 2016 compared to fiscal year 2015.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $4.0 million of debt financing during the year ended December 31, 2016.
•	The Company has raised funds from short-term loans from related parties.
•

As a result of the Company’s restructurings that were implemented during the three months ended December 31, 2016, and again during the three months ended March 31, 2017, the Company’s cost structure is now in line with its future revenue projections.

•	In May 2017, the Company issued $2.2 million in a private placement offering of its common stock.
•	In September 2017, the Company closed on a $5.5 million preferred stock transaction which converted $2.8 million of long and short-term debt, and received $2.7 million of new capital.
•	On March 5, 2018, the Company issued $5.0 million in a private placement offering of its common stock.

In addition to the recent capital raised on March 5, 2018, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

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

We have a limited number of multiple element agreements for which we have contracted to provide a perpetual license for use of proprietary software, to provide non-recurring engineering, and in some cases, to provide software maintenance (post contract support). For these software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is post contract support, the entire arrangement fee is recognized ratably over the performance period. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.  We have established VSOE for our post contract support services and non-recurring engineering.

On occasion, we enter into fixed fee arrangements, typically for trial purposes, in which customer payments are tied to the achievement of specific milestones. Revenue for these contracts is recognized based on customer acceptance of certain milestones as they are achieved. We also enter hosting arrangements that sometimes include up-front, non-refundable set-up fees.  Revenue is recognized for these fees over the term of the agreement.

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

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives.  We use historical redemption rates to estimate the cost of customer incentives.  Total sales incentives were $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognizes such awards as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 during 2017 for its annual goodwill impairment test. There was no impact of adoption of ASU 2017-04 on the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2017-11 during 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a round down feature for each prior reporting period presented, as well as a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments to this Update supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is evaluating the impact of this guidance on our consolidated financial statements.

2. Acquisitions

The Company did not engage in any acquisitions during 2017.

The following table summarizes the consideration paid for acquisitions in 2016 (in thousands):

Fair value of assets acquired	$5,843
Fair value of liabilities assumed	1,525
Total purchase price	$4,318

Allocation of purchase price:
Cash	$2,581
Common stock	1,737
Total purchase price	$4,318

Cash consideration paid	$2,581
Less: cash acquired	(96)
Cash consideration paid, net of cash acquired	$2,485

Birdstep Technology AB

On April 7, 2016, pursuant to the Share Purchase Agreement, dated as of March 8, 2016, by and between the Company and Birdstep Technology ASA (“Birdstep”), the Company completed its acquisition of 100% of the outstanding capital stock of Birdstep’s wholly owned Swedish subsidiary, Birdstep Technology AB. Pursuant to the terms of the Share Purchase Agreement, the Company paid a net purchase price of $2.0 million in cash to Birdstep at the closing. As a result of the acquisition, Birdstep Technology AB became a wholly-owned subsidiary of the Company. Acquisition-related costs of $0.2 million were recorded as expense in the fiscal year 2016 in the general and administrative section of the consolidated statement of operations.

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

iMobileMagic – Mobile Experiences, LDA

On July 19, 2016, the Company and iMobileMagic – Mobile Experiences, LDA (“iMM”), a Portuguese limited liability company, entered into a Share Purchase Agreement pursuant to which the Company agreed to acquire 100% of the outstanding share capital of iMM.  Under the terms of the Share Purchase Agreement, the aggregate purchase price of approximately $2.3 million consisted of the following consideration: (i) approximately $0.6 million in cash; (ii) approximately $0.6 million in value of Buyer’s common stock; and (iii) approximately $1.1 million in value of Buyer’s common stock to be held in escrow pursuant to an Escrow Agreement. As a result of the acquisition, iMM has become a wholly-owned subsidiary of the Company.  Approximately 16 employees continued as employees of iMM following the Closing.  Acquisition-related costs of $0.2 million were recorded as expense in fiscal year 2016 in the general and administrative section of the consolidated statement of operations.

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

3. Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2017	2016
Computer hardware, software, and equipment	$14,617	$14,617
Leasehold improvements	5,316	5,315
Office furniture and fixtures	962	1,073
	20,895	21,005
Less accumulated depreciation and amortization	(19,666)	(19,194)
Equipment and improvements, net	$1,229	$1,811

Depreciation and amortization expense on equipment and improvements was $0.7 million, $1.2 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015 respectively.

4. Goodwill and Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of December 31, 2017 and December 31, 2016 (in thousands except for useful life data):

		December 31, 2017					December 31, 2016
	Useful life (years)	Gross	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value	Gross	Accumulated amortization	Net book value before impairment	Impairment charge	Net book value
Purchased technology	5-6	$265	$(78)	$187	$—	$187	$265	$(32)	$233	$—	$233
Customer relationships	3-6	999	(324)	675	(411)	264	999	(147)	852	(411)	441
Trademarks/trade names	2	38	(28)	10	—	10	38	(9)	29	—	29
Non-compete	3	51	(25)	26	—	26	51	(9)	42	—	42
Total		$1,353	$(455)	$898	$(411)	$487	$1,353	$(197)	$1,156	$(411)	$745

Intangible assets amortization expense was $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

Future amortization expense related to intangible assets as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	249
2019	143
2020	46
2021	40
2022	9
Beyond	—
Total	$487

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

We review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2017.

5. Debt

Short-term Debt

On February 7, 2017, the Company entered into a short-term secured borrowing arrangement with William W. and Dieva L. Smith (“Smith”) and on February 8, 2017 entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1.0 million and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on March 24, 2017 and were secured by the Company’s accounts receivable and certain other assets.  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer, and Steven L. Elfman is a director of the Company.

On March 25, 2017, the Company entered into an Amendment to the Original Note issued to Smith that extended the Maturity Date of the Note to June 26, 2017.

On March 31, 2017, the Company entered into a new short-term secured borrowing arrangement with Elfman for $1.0 million which matured on June 23, 2017.

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each of Smith and Elfman to refinance the prior arrangement with each of them, which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangements, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Replacement Notes”) with a principal balance of $1.0 million, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017. The maturity date of the Replacement Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Replacement Notes are secured by the Company’s accounts receivable and certain other assets.

On August 22, 2017, the Company entered into Amendments to the Replacement Notes issued to each of Smith and Elfman, which extended the Maturity Date of the Replacement Notes from September 25, 2017 to January 25, 2018. The amendments did not change any other terms of the Replacement Notes.

On August 23, 2017, the Company entered into a borrowing arrangement with Smith, under which the Company borrowed $0.8 million and issued to Smith a Secured Promissory Note, bearing interest at the rate of 12% per annum, and maturing on January 25, 2018.

On August 24, 2017, the Company entered into a new borrowing arrangement with Andrew Arno (“Arno”), under which the Company borrowed $0.3 million and issued to Arno new Secured Promissory Notes with an aggregate principal balance of $0.3 million, bearing interest at the rate of 12% per annum, and maturing on January 31, 2018. Andrew Arno is a director of the Company.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (“Series B Preferred Stock”) for outstanding short-term indebtedness with a principal amount of $0.8 million owed to Smith and $0.1 million to Arno for 750 and 50 shares, respectively. See Note 6, Equity Transactions, for further details on the Series B Preferred Stock Offering.

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

Long-term Debt

On September 2, 2016, we entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4.0 million (the “Notes”). The Company completed the transactions contemplated by the Note and Warrant Purchase Agreement and issued the Notes on September 6, 2016.  The Notes mature three years following the issuance date, or September 6, 2019, and bear interest at the rate of 10% of the outstanding principal balance of the Notes, payable quarterly in cash or shares of the Company’s common stock.  The Notes are subordinate and junior in right of payment to the prior payment in full of all claims, whether now existing or arising in the future, of holders of senior debt of the Company, as described in the Notes.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock for outstanding long-term indebtedness with a principal amount of $2.0 million owed to Smith for 2,000 of the Series B Preferred Stock. See Note 6, Equity Transactions, for further details on the Series B Preferred Stock Offering.

The Company reviewed FASB ASC Topic No. 470-50, Debt Extinguishment, to evaluate the debt extinguishment loss incurred from the transaction. Upon completion of the evaluation, it was determined that the loss associated with the long-term related party loan extinguishment to Preferred Stock should be accounted through the Statement of Operations.  The principal balance of the note and resulting fair value of the equity interest transferred was $2.0 million. The fair value was reduced by legal fees and other direct issuance costs of $0.1 million. The net carrying amount of the long-term note was $1.5 million, which was net of debt issuance costs of $0.1 million and discount of $0.4 million. The extinguishment loss associated with this note was the difference between the net fair value of the equity interest transferred and the net carrying amount of the note being extinguished, which was $0.4 million.

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

See also Note 15 for debt transactions that occurred subsequent to December 31, 2017.

6.  Equity Transactions

Preferred Stock Offering

On September 29, 2017, the Company entered into a Securities Purchase Agreement with several investors for the issuance and sale (the “Offering”) of 5,500 shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) at a stated value of $1,000 per share, for a total purchase price of $5.5 million.  The Series B Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $1.14 per share, which was the closing bid price of the Common Stock on September 28, 2017, or 4,824,562 shares of Common Stock in the aggregate. The holders of Series B Preferred Stock are entitled to receive cumulative dividends out of funds legally available thereof at a rate of ten percent (10%) per annum, payable (i) when and as declared by the Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, (ii) upon conversion into Common Stock with respect the Series B Preferred Stock being converted, and (iii) upon redemption of the Series B Preferred Stock by the Company.

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

Common Stock Offering

On May 16, 2017, the Company entered into subscription agreements with four accredited investors in a private placement pursuant to which the Company issued and sold to such investors an aggregate of 85,000 shares of its unregistered common stock at a price per share of $1.10.

On May 17, 2017, the Company completed a registered direct offering of 2,077,000 shares of its common stock, which realized gross proceeds of $2.3 million before deducting transaction fees and other expenses. Offering costs related to the transaction totaled $0.2 million, comprised of $0.1 million of transaction fees and $0.1 million of legal and other expenses, resulting in net proceeds of $2.1 million. The Company engaged Sutter Securities Incorporated (“Sutter”) and Chardan Capital Markets, LLC (“Chardan”) as co-placement agents in connection with the offering, and under the terms of the engagement paid the placement agents a cash placement fee and issued to the placement agents warrants to purchase shares of Common Stock equal to 5% of the number of shares sold through each of them, without duplication, at an exercise price per share equal to $1.21 (Sutter) and $1.155 (Chardan). The warrants have a term of five years and will be exercisable beginning on November 18, 2017.

Warrants

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement with the Investors, pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4.0 million and five-year warrants to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $2.74 per share, which expires five years from the date of issuance. The Company completed the transactions contemplated by the Purchase Agreement and issued the Notes and Warrants on September 6, 2016. The terms of the warrants provide that if the Company sells or issues shares of common stock with an exercise price less than $2.74 per share, the exercise price shall be adjusted accordingly to the terms set forth in the Agreement, as discussed in greater detail in the following paragraph. We assessed the warrants and concluded that they should be recorded as equity.

Since the issuance of the warrants to the Investors (the “Smith Warrant” and the “Unterberg Warrant”) on September 6, 2016, there have been five triggering events, causing the warrants to be repriced from the original exercise price of $2.74: Common Stock offerings in May 2017 for $1.10 and $1.05, the issuance of warrants to Sutter and Chardan with exercise prices of $1.21 and $1.155, respectively, all resulting in a charge of $3,000, and the Series B Preferred Stock issuance with a conversion price of $1.14 in September 2017, resulting in a charge of $41,000.  The triggering event charges were recorded to Stockholders’ Equity in the applicable period. Upon application of the triggering events above, the exercise price of the Unterberg Warrant was adjusted to $2.14 and the exercise price of the Smith Warrant was adjusted to $2.38, which is also the agreed upon floor for the Smith Warrants.

The Company issued warrants to purchase shares of Common Stock to the placement agents engaged in connection with a registered direct offering completed on May 17, 2017. See the prior section under the heading “Common Stock Offering” for additional details regarding the warrants issued to the placement agents in connection with that offering.

See also Note 15 for equity transactions that occurred subsequent to December 31, 2017.

7. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(7,132)	$(15,145)	$(2,651)
Foreign	(75)	(427)	117
Total loss before provision for income taxes	$(7,207)	$(15,572)	$(2,534)

A summary of the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	(1)	(153)	5
Foreign	40	61	63
Total current	39	(92)	68
Deferred:
Federal	(530)	—	—
State	—	—	—
Foreign	(55)	(137)	—
Total deferred	(585)	(137)	—
Total provision	$(546)	$(229)	$68

A reconciliation of the provision for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0
State tax, net of federal benefit	3.9	4.6	(20.4)
Equity compensation	(4.5)	(0.3)	(13.7)
International tax items	(0.8)	(1.0)	(4.6)
Foreign taxes	0.2	0.5	(2.5)
Uncertain tax positions	0.0	1.1	0.0
Other	0.0	(0.2)	(10.6)
Miscellaneous	(0.2)	(0.5)	(1.1)
Effect of change in rate	(372.4)	0.0	0.0
Change in valuation allowance	346.4	(37.7)	15.2
	7.6%	1.5%	(2.7)

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred income tax assets
Net operating loss carry forwards	$40,042	$54,165
Credit carry forwards	3,557	3,464
Fixed assets	531	985
Intangibles	8,446	15,894
Equity-based compensation	399	688
Nondeductible accruals	465	1,346
Various reserves	81	132
Other	2	22
Valuation allowance	(52,948)	(76,648)
Total deferred income taxes - net	575	48
Deferred income tax liabilities
Foreign intangibles	(126)	(181)
Unrealized translation gain/loss	(23)	9
Prepaid expenses	(22)	(57)
Total deferred income liabilities	(171)	(229)

Net deferred income tax assets (liabilities)	$404	$(181)

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $151.0 million and $147.8 million, respectively, at December 31, 2017, to reduce future cash payments for income taxes. These federal NOL carryforwards will expire from 2024 through 2037 and state NOL carryforwards will expire 2017 through 2037. The Company also had $0.5 million of Alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2017. These tax credits will begin to expire in 2027.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2017 and 2016, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.

The Company’s gross unrecognized tax benefits as of December 31, 2017 and 2016 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$428	$592
Increases (decreases) in tax positions for the current year	—	(164)
Increases (decreases) in tax positions for the prior year	—	—
Gross unrecognized tax benefits, ending balance	$428	$428

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

After a review of the four sources of taxable income as of December 31, 2017 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2017, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $52.9 million at December 31, 2017.  During 2017, the valuation allowance on deferred tax assets decreased by $23.7 million, increased $1.7 million in 2016, and decreased $0.8 million in 2015.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During 2017 and 2016, we recognized $0 and of interest and penalties. The cumulative interest and penalties at December 31, 2017 and 2016 were $0.

Unrecognized tax benefits of $164.0 million were released in October of 2016, which impacted the effective tax rate due to the expiration of the statute of limitations. We do not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2013 – 2016 tax years. State income tax returns are subject to examination for a period of three to four years after filing. As of December 31, 2017, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“the 2017 Act”) into law. The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations. We reviewed and incorporated the new tax bill implications in the 2017 financial statements. The main change is the remeasurement of deferred taxes at the new corporate tax rate of 21%, which reduced the net deferred tax assets, before valuation allowance, by $26.9 million. Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. The 2017 Act has no significant impact on the 2017 financial statements.

For financial reporting purposes, income (loss) before provision for income taxes for our foreign subsidiaries was $(0.1) million, $(0.4) million, and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, unremitted earnings of foreign subsidiaries were approximately $0.3 million and have been included in our computation of the transition tax associated with the enactment of the Act discussed above. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.

8. Net Loss Per Share

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(6,661)	$(15,343)	$(2,602)
Denominator:
Weighted average shares outstanding - basic	13,489	11,951	11,486
Potential common shares - options (treasury stock method)	—	—	—
Weighted average shares outstanding - diluted	13,489	11,951	11,486
Shares excluded (anti-dilutive)	—	—	17
Shares excluded due to an exercise price greater than weighted average stock price for the period	1,839	2,094	383
Net loss per common share:
Basic	$(0.49)	$(1.28)	$(0.23)
Diluted	$(0.49)	$(1.28)	$(0.23)

9. Employee Benefit Plans

The Company offers its employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million in each of the years ended December 31, 2017, 2016, and 2015.

10. Stock-Based Compensation

Stock Plans

On June 18, 2015, our Shareholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”).  The 2015 OEIP, which became effective the same date, replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 2,125,000 shares.

The 2015 Plan provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve.  The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2017, 2016, and 2015, respectively, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value of stock options	—	$1.40	$3.08
Assumptions	—
Risk-free interest rate (weighted average)	—	1.1%	1.1%
Expected dividend yield	—	—	—
Weighted average expected life (years)	—	4.8	4.0
Volatility (weighted average)	—	74.3%	83.5%
Forfeiture rate	—	23.0%	23.3%

There were no stock options granted during 2017.

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

	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Offering Period Ended	2017	2017	2016	2016	2015	2015
Shares purchased for offering period	2,000	2,002	3,536	3,498	3,113	2,804
Fair value per share	$0.35	$0.72	$0.77	$1.24	$2.39	$1.72
Assumptions
Risk-free interest rate (average)	0.89%	0.47%	0.47%	0.18%	0.11%	0.40%
Expected dividend yield	—	—	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5	0.5	0.5
Volatility (average)	64.2%	52.6%	40.4%	66.1%	103.8%	109.1%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$1	$3	$12
Selling and marketing	(23)	277	335
Research and development	213	495	644
General and administrative	582	753	1,167
Restructuring expense	398	—	—
Total non-cash stock compensation expense	$1,171	$1,528	$2,158

Total share-based compensation for each year includes cash payment of income taxes related to grants of restricted stock in the amounts of $0.0, $0.0, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock Options

A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2017 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2014	534	$21.16	$—
(322 options exercisable at a weighted average exercise price of $32.16)
Granted (weighted average fair value of $3.08)	18	$5.08
Exercised	(2)	$4.76
Cancelled	(139)	$16.20
Outstanding as of December 31, 2015	411	$21.56	$—
(1,291 options exercisable at a weighted average exercise price of $8.04)
Granted (weighted average fair value of $1.40)	33	$2.36
Exercised	—	$—
Cancelled	(71)	$8.04
Outstanding as of December 31, 2016	373	$22.51	$—
(307 options exercisable at a weighted average exercise price of $26.48)
Granted	—	$—
Exercised	—	$—
Cancelled	(234)	$32.54
Outstanding as of December 31, 2017	139	$5.69	$—
Exercisable as of December 31, 2017	116	$6.16	$—
Vested and expected to vest at December 31, 2017	123	$4.48	$—

During the year ended December 31, 2017, no options were granted or exercised. As of December 31, 2017, there was $1.8 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plans.  At December 31, 2017, there were 1.7 million and 0 shares available for future grants under the 2015 OEIP and 2005 Plan, respectively.

Restricted Stock Awards

There were 88,000 restricted stock awards granted under the 2015 OEIP and 2005 Stock Plan in 2017.

A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2017, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2014	431	$7.64
Granted	343	$6.00
Vested	(252)	$7.80
Cancelled and forfeited	(71)	$6.68
Unvested at December 31, 2015	451	$6.44
Granted	375	$2.70
Vested	(253)	$5.83
Cancelled and forfeited	(139)	$4.16
Unvested at December 31, 2016	434	$4.30
Granted	88	$1.11
Vested	(329)	$3.98
Cancelled and forfeited	(26)	$2.70
Unvested at December 31, 2017	167	$3.49

11. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$2,435
2019	2,031
2020	1,728
2021	1,731
2022	33
Beyond	—
Total	$7,958

As of December 31, 2017, $3.2 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $2.6 million.

Total rent expense was $1.1 million, $1.6 million, and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

As a condition of our lease in Pittsburgh, the landlord agreed to incentives of $40.00 per square foot, or a total of $2.2 million, for improvements to the space.  These costs have been included in deferred rent in our long-term liabilities and are being amortized over the remaining lease term.

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility.  The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013.  We received an extension of time to meet this employment commitment by April 30, 2016.  The grant contained conditions that would require us to return a pro-rata amount of the monies received if we failed to meet these conditions.  As such, the monies had been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received.  On June 27, 2016, we received a letter from the State of Pennsylvania requesting reimbursement of $0.3 million and said we earned the remaining $0.7 million of the original $1.0 million grant.  On September 19, 2016, we entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development to repay $0.3 million of the original $1.0 million grant.  Per the agreement, the total amount due of $0.3 million is at 0% interest and is payable in twenty equal quarterly installments commencing on January 31, 2017 and ending on October 31, 2021.

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

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments and/or postretirement benefits upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

12. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath®, and QuickLink® family of products.  Graphics includes our consumer-based products: Poser®, Moho® (formerly Anime Studio®), Clip Studio® (formerly Manga Studio®), MotionArtist® and StuffIt®.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2017	2016	2015
Wireless	$18,342	$23,086	$33,553
Graphics	4,632	5,149	5,954
Total revenues	22,974	28,235	39,507
Cost of revenues	5,082	7,564	8,152
Gross profit	$17,892	$20,671	$31,355

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s revenues is as follows:

	Year Ended December 31,
	2017	2016	2015
Wireless:
Sprint (& affiliates)	61%	63%	65%
Graphics:
FastSpring	14%	14%	11%

The customers listed above comprised 72%, 80%, and 83% of our accounts receivable as of December 31, 2017, 2016, and 2015, respectively.  Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2017, 2016, and 2015, the Company operated in three geographic locations: the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customer’s bill-to address, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Americas	$22,579	$27,618	$39,008
EMEA	170	424	239
Asia Pacific	225	193	260
Total revenues	$22,974	$28,235	$39,507

13. Related Party Transactions

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors, including William W. Smith, Jr. and Dieva L. Smith (collectively, “Smith”).  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer.  Pursuant to the Purchase Agreement, the Company issued and sold to Smith in a private placement a senior subordinated promissory note in the aggregate principal amount of $2.0 million (the “Debt Notes”) and a five-year warrant (the “Warrant”) to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $2.74 per share. The Company completed the transactions contemplated by the Purchase Agreement and issued the Debt Note and Warrant to Smith on September 6, 2016. Refer to Note 6, Equity Transactions, for additional details.  In September 2017, the Debt Note issued to Smith was exchanged for shares of our Series B Preferred Stock in connection with the Series B Preferred Stock transaction described below, and is no longer outstanding.

On December 6, 2016, the Company entered into a short-term secured borrowing arrangement with Smith pursuant to which Smith loaned the Company $1.0 million and the Company issued to Smith a Secured Promissory Note bearing interest at the rate of 18% per annum, which was due on December 14, 2016 and was secured by the Company’s accounts receivable and certain other assets.

On February 7, 2017, the Company entered into a new short-term secured borrowing arrangement with Smith, and on February 8, 2017, the Company entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1.0 million and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  The Original Notes were due on March 24, 2017 and were secured by the Company’s accounts receivable and certain other assets.  Steven L. Elfman is a director of the Company.  The Original Notes for Elfman and Smith were amended to extend their maturity dates to June 23 and June 26, 2017, respectively.

The Company’s borrowings under the Original Notes with Smith and Elfman were refinanced on June 30, 2017. In connection with such refinancing, the Company issued each of Smith and Elfman a new Secured Promissory Note in the amount of $1.0 million, bearing interest at the rate of 12% per annum and maturing on September 25, 2017 (each, a “Replacement Note”). Each of the Replacement Notes is secured by the Company’s accounts receivable and other assets.  The maturity date under the Smith Replacement Note has been extended to July 25, 2018. The maturity date under the Elfman Replacement Note was extended to February 11, 2018. The Elfman Replacement Note has since been fully paid and is no longer outstanding.

On May 16, 2017, the Company entered into a subscription agreement with Andrew Arno (“Arno”) in a private placement pursuant to which the Company issued and sold 50,000 shares of its common stock at a price per share of $1.10. Andrew Arno is a director of the Company.

On August 23, 2017, the Company entered into a new borrowing arrangement with Smith, under which the Company borrowed $0.8 million and issued to Smith a new Secured Promissory Note, bearing interest at the rate of 12% per annum, and maturing on January 25, 2018. In September 2017, this new Secured Promissory Note was exchanged by Smith for shares of our Series B Preferred Stock in connection with the Series B Preferred Stock transaction described below, and is no longer outstanding.

On August 24, 2017, the Company entered into a new borrowing arrangement with Arno, under which the Company borrowed $0.3 million and issued to Arno Secured Promissory Notes with an aggregate principal balance of $0.3 million, bearing interest at the rate of 12% per annum, and maturing on January 31, 2018. A portion of the debt under the Arno borrowing arrangement was exchanged by Arno for shares of our Series B Preferred Stock in connection with the Series B Preferred Stock transaction described below, and the maturity date for the remaining balance has been extended to July 25, 2018.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock for outstanding indebtedness with a principal amount of $2.8 million owed to Smith and Arno for 2,750 and 50 shares, respectively, of Series B Preferred Stock.

See also Note 15 for related party transactions that occurred subsequent to December 31, 2017.

14. Restructuring

In the fourth quarter of fiscal 2016, the Board of Directors approved a plan of restructuring intended to streamline and flatten the Company’s organization, reduce overall headcount by approximately 30%, and reduce its overall cost structure by approximately $2.5 million per quarter. The restructuring plan resulted in special charges totaling $0.3 million recorded during the three month period ended December 31, 2016. These charges were for primarily related to severance costs and were all paid out by December 31, 2016.

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

Following is the activity in our restructuring liability for the year ended December 31, 2017 (in thousands):

	December 31, 2016			December 31, 2017
	Balance	Provision, net	Usage	Balance
Lease/rental terminations	$1,786	$(778)	$(304)	$704
One-time employee termination benefits	65	721	(786)	—
Datacenter consolidation, other	109	(88)	(21)	—
Total	$1,960	$(145)	$(1,111)	$704

During the fourth quarter of 2017, the Company renewed and secured sublease contracts through the end of the lease expiration and consequently updated its future sublease assumptions resulting in $0.7 million of restructuring income on the consolidated statement of operations and comprehensive income.

15. Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

On January 30, 2018, the Company entered into amendments to certain of its existing Secured Promissory Notes for the sole purpose of extending the relevant maturity dates. The Note dated August 18, 2017 issued to Steven L. Elfman and Monique P. Elfman was amended to extend the maturity date of the Note to February 11, 2018. The Note dated June 26, 2017 issued to William W. Smith, Jr. and Dieva L. Smith was amended to extend the maturity date to July 25, 2018. The Notes dated August 24, 2017 issued to Next Generation TC FBO Andrew Arno IRA 1663 and Andrew Arno were amended to extend the maturity date of each to July 25, 2018.

On March 6, 2018, the Company completed a private placement with several investors, wherein a total of 2,857,144 shares of the Company’s common stock was issued at a purchase price of $1.75 per share, with each investor also receiving a warrant to purchase up to a number of shares of Common Stock equal to the number of shares of Common Stock purchased by such investor in the Offering at an exercise price of $2.17 per share, for a total purchase price of $5,000,000 (the “Offering”). It is anticipated that the Offering will raise net cash proceeds of approximately $4,475,000 (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for working capital purposes, and to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

The Company engaged Chardan Capital Markets, LLC (“Chardan”) as placement agent for the Offering pursuant to an engagement letter agreement. The Company agreed to pay Chardan a cash placement fee equal to 8.0% of the gross proceeds of the offering, and has issued to Chardan a warrant to purchase shares of Common Stock equal to 3.0% of the number of shares sold in the Offering (the “Chardan Warrant”).  The Chardan Warrant will have exercise price of $2.365 per share, a term of 5.5 years from the closing date of the Offering, and otherwise identical terms to the warrants to be issued to the investors in the Offering.

In connection with the Offering, on March 5, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors containing customary representations and warranties. Pursuant to the terms of the Purchase Agreement, the Company agreed to use its best efforts to cause the conversion of all shares of the Company’s Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) into shares of Common Stock pursuant to the terms of the Company’s Certificate of Designation (the “Certificate of Designation”) with respect to the Series B Preferred Stock. In connection therewith, the Company has entered into Letter Agreements with each of William W. Smith, Jr. (“Smith”) and Andrew Arno (“Arno”), whereby each of Smith and Arno agree to take certain action to convert the shares of

Series B Preferred Stock held by them pursuant to terms outlined in the Purchase Agreement, and further agreed that their shares upon conversion shall not be subject to resale registration rights. Pursuant to the terms of the Purchase Agreement, the Company has entered into voting agreements with each of its directors, executive officers and greater than 10% stockholders, by which each such person has agreed to vote all shares of Company capital stock held by them in favor of waiving any applicable beneficial ownership threshold in the Company’s existing Certificate of Designation for the Series B Preferred Stock.

In addition, as a condition to closing, the following note holders amended their existing Secured Promissory Notes (the “Notes”) for the sole purpose of extending the relevant maturity dates to March 25, 2020: (i) Secured Promissory Note dated June 26, 2017, issued to Smith and Dieva L. Smith, as amended; (ii) Secured Promissory Note dated August 24, 2017, issued to Next Generation TC FBO Andrew Arno IRA 1663, as amended; and (iii) Secured Promissory Note, dated August 24, 2017 issued to Arno, as amended.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2017 and 2016 are as follows (in thousands, except per share data):

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$5,576	$5,862	$5,804	$5,732
Gross profit	$4,293	$4,577	$4,645	$4,377
Operating loss	$(2,578)	$(1,619)	$(942)	$(535)
Net loss	$(2,880)	$(1,952)	$(1,670)	$(160)
Net loss per share - basic (1)	$(0.24)	$(0.15)	$(0.12)	$(0.01)
Weighted average shares outstanding - basic	12,163	13,179	14,297	14,281
Net loss per share - diluted (1)	$(0.24)	$(0.15)	$(0.12)	$(0.01)
Weighted average shares outstanding - diluted	12,163	13,179	14,297	14,281

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$7,214	$7,459	$6,478	$7,084
Gross profit	$5,101	$5,547	$4,680	$5,343
Operating loss	$(3,679)	$(3,907)	$(4,557)	$(3,762)
Net loss	$(3,706)	$(3,279)	$(4,314)	$(3,725)
Net loss per share - basic (1)	$(0.32)	$(0.28)	$(0.35)	$(0.30)
Weighted average shares outstanding - basic	11,524	11,741	12,209	12,323
Net loss per share - diluted (1)	$(0.32)	$(0.28)	$(0.35)	$(0.30)
Weighted average shares outstanding - diluted	11,524	11,741	12,209	12,323

(1)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

S-33