Form 10-K/A
period 2017-12-31
SMITH MICRO SOFTWARE INC
filed 2018-04-17
CIK 948708

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

As of April 13, 2018, there were 18,237,166 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed with the Securities Exchange Commission (the “SEC) on March 30, 2018 (the “Original Filing”), solely for the purposes of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that has not been included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated by reference into the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  This Amendment amends Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, and deletes the references included on the cover page and in Part III of the Original Filing to the incorporation by reference of a definitive proxy statement into Part III of the Original Filing.  In addition, Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

This Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as with our other filings with the SEC.

SMITH MICRO SOFTWARE, INC.

2017 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Present Position with the Company
Andrew Arno (3)(4)	58	Director
David Blakeney	57	Vice President, Engineering
Thomas G. Campbell (1)(2)(3)	67	Director
Steven L. Elfman (4)	62	Director
Marco Leal Goncalves	40	Vice President, Worldwide Products
Samuel Gulko (1)(2)	86	Director
Timothy C. Huffmyer	44	Vice President, Chief Financial Officer, Treasurer and Secretary
Charles B. Messman	47	Vice President, Corporate Development and Investor Relations
Kenneth Shebek	55	Vice President, Chief Information Officer
William W. Smith, Jr.	70	Chairman of the Board, President and Chief Executive Officer
David P. Sperling	49	Vice President, Chief Technology Officer
Gregory J. Szabo (1)(4)	70	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee
(4)	Member of the Mergers and Acquisitions Committee

Mr. Arno joined our Board of Directors in July 2011 and has 30 years of experience working with emerging growth companies. He is currently Vice Chairman of The Special Equities Group at Chardan Capital Markets, LLC, a privately held investment banking firm, and from June 2013 until July 2015 served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he cofounded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of Oncocyte Corporation and Asterias Biotherapeutics, Inc., biotechnology companies, and Comhear Inc., an audio technology R&D company.

Mr. Blakeney joined the Company in 2011 and is responsible for Development Engineering. Prior to this role, he led the development team for several Smith Micro products as well as the Wireless Products Quality Engineering team. Prior to joining Smith Micro, he served as Vice President, Research and Development of Tollgrade Communications, Inc., and prior thereto, Mr. Blakeney served as Vice President of Product Development for Marconi’s Broadband Switching Division and Vice President of ATM Engineering at Fore Systems. Previous positions also include engineering management roles at 3Com Corporation and Texas Instruments. Mr. Blakeney holds a Bachelor of Science degree in Electrical Engineering from the University of Illinois.

Mr. Campbell became a director in July 1995. From March 1999 to the present, he has served as the Executive Vice President of King Printing, Inc., a book printing and manufacturing company. From July 1996 to March 1999, he was the Vice President of Operations of Complete Concepts, Ltd., a manufacturer and distributor of women’s accessories. From November 1995 to July 1996, Mr. Campbell was an independent management consultant specializing in corporate turnarounds. From February 1995 to November 1995, he served as the Chief Operating Officer of Laser Atlanta Optics, Inc. From 1985 to February 1995, he served in several senior management positions at Hayes, Inc., including Vice President of Operations and Business Development and as Chief Operating Officer and a member of the Board of Directors of Practical Peripherals, a Hayes subsidiary. Prior to 1985, Mr. Campbell was employed by Digital Equipment Corporation. Mr. Campbell attended Boston University. Mr. Campbell brings to our Board extensive executive management experience in the retail and consumer products industries, along with particular strengths with respect to leadership, management, financial, international business and corporate governance skills.

Mr. Elfman became a director in November 2014. He is the former President of Network Operations and Wholesale at Sprint, a telecommunications company and leading wireless carrier, having had responsibility for product, technology development, network, wholesale operations, value-added services, procurement and real estate, and digital. Mr. Elfman joined the Sprint senior leadership team in May 2008 from mobile data technology services company, Infospace, where he was Executive Vice President of Infospace Mobile, then President and Chief Operating Officer of Motricity following the acquisition of Infospace Mobile. He also has held leadership positions at Terabeam, as Executive Vice President of Operations, and at AT&T Wireless, where he was Chief Information Officer. Mr. Elfman was the CIO at GE Capital (Fleet Services Company) as well as head of IT at 3M Company for international operations. Mr. Elfman graduated from the University of Western Ontario in Canada with a degree in computer science and business. He currently serves on the boards of directors of Affirmed Networks, Inc., a mobile network solutions company, CollabIP, Inc., a communications intelligence platform provider, and Syntonic Limited, a software company and provider of mobile software solutions, where he serves as non-executive chairman and as a member of the compensation committee of the board of directors.  Mr. Elfman previously served on the boards of Competitor Carrier Association, Bethany College and Clearwire. Mr. Elfman brings to our Board extensive knowledge of the telecommunications and wireless data and cellular industries, particularly with respect to large wireless providers.

Mr. Leal Goncalves joined the Company in July 2016 as a result of the Company’s acquisition of iMobileMagic and soon thereafter became the Company’s Vice President, Worldwide Products.  He is an experienced professional in the mobile products and services area with a career that spans over 16 years across technical, management and executive roles. Mr. Leal Goncalves started his career at MobiComp, playing a key role in its product development and innovation strategy, helping the company grow and expand internationally. After MobiComp’s acquisition by Microsoft in 2008, he took the role of Principal Group Program Manager where he helped deliver high profile mobile products and data services. Mr. Leal Goncalves left Microsoft in 2011 to start iMobileMagic as its co-founder and CEO. He is a graduate of the Computer Science and Systems Engineering program at the Universidade do Minho in Braga, Portugal.

Mr. Gulko became a director in October 2004. Since September 2002, he has provided tax and consulting services on a part-time basis to a limited number of clients. From July 1996 until his retirement in September 2002, Mr. Gulko served as the Chief Financial Officer, and as the Vice President of Finance, Secretary and Treasurer of Neotherapeutics, Inc., a publicly traded biotechnology company (now known as Spectrum Pharmaceuticals, Inc.). During this same period, he also served as a member of the board of directors of Neotherapeutics, Inc. From April 1987 to July 1996, Mr. Gulko was self-employed as a certified public accountant and business consultant, as well as the part time chief financial officer of several privately-owned companies. Mr. Gulko was a partner in the audit practice of Ernst & Young LLP, an accounting and business services firm, from September 1968 until March 1987. Mr. Gulko holds a Bachelor of Science degree in Accounting from the University of Southern California. Mr. Gulko also serves on the board of directors of Airborne Wireless Network, a wireless technology company, where he serves as chairman of the audit committee and as a member of the compensation committee.  As a senior finance executive, Mr. Gulko brings to our Board extensive qualifications and experience in finance and public accounting, including his prior service as an audit partner at Ernst & Young LLP and as the CFO of a publicly-traded company.

Mr. Huffmyer joined the Company in June 2017 as Vice President and Chief Financial Officer.  Mr. Huffmyer also serves as the Company’s Treasurer and Secretary, and oversees all finance, accounting and control functions for the Company. Prior to joining the Company, Mr. Huffmyer served as Chief Financial Officer, Treasurer, and Vice President of Finance of Black Box Corporation (“Black Box”) from October 2012, and prior thereto served in financial leadership roles at Black Box, including Director of Finance from February 2008 and Corporate Controller from June 2004. Earlier in his career, he held various financial leadership and accounting roles at Ernst & Young, PrintCafe, Inc., CoManage Corporation and ITPI Staffing. Mr. Huffmyer holds a Bachelor’s degree in Accounting from Michigan State University and is a Certified Public Accountant.

Mr. Messman joined the Company in April 2016 as Vice President, Corporate Development and Investor Relations.  Mr. Messman brings over 20 years of experience in working with a large range of technology companies providing investor relations counsel, strategy, financing alternatives, and M&A. Prior to joining Smith Micro, Mr. Messman was the Vice President of Finance & Corporate Development at eGain Corporation,  as well as having co-founded The MKR Group, serving as its President. He has worked with over 50 companies with market caps ranging from $10 million to $2.5 billion and is well known on Wall Street for having a strong marketing presence throughout many diverse industries. Mr. Messman holds a Bachelor of Arts degree in Economics from Iowa State University.

Mr. Shebek joined the Company in December 2010 as the Vice President of Operations where he led the Enterprise Mobility Product platform.  Mr. Shebek currently is responsible for Information Technology throughout the Company as well as overseeing the Pittsburgh facility.  Prior to joining Smith Micro, he was Vice President of Operations for Tollgrade Communications, Inc. He also served as Vice President of Supply & Logistics for Ericsson, Inc. and worked for Marconi as Vice President of Supply Chain and Vice President of North American Operations. He joined Fore Systems in 1994, and previously held management positions with IBM.  He holds a Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University.

Mr. Smith co-founded Smith Micro and has served as our Chairman of the Board, President and Chief Executive Officer since inception in 1982. Mr. Smith was employed by Rockwell International Corporation in a variety of technical and management positions from 1975 to 1984. Mr. Smith served with Xerox Data Systems from 1972 to 1975 and RCA Computer Systems Division from 1969 to 1972 in mainframe sales and pre-sale technical roles. Mr. Smith received a Bachelor of Arts degree in Business Administration from Grove City College. As co-founder and the most senior executive of our Company, Mr. Smith provides the Board with valuable insight into the Company’s business operations, opportunities and challenges, as well as his extensive knowledge of the telecommunications and wireless industries, garnered during his more than 35 years of service with our Company. Mr. Smith also possesses particular strengths with respect to leadership and management skills.

Mr. Sperling joined the Company in April 1989 and has been the Director of Software Engineering since April 1992. He assumed the Chief Technology Officer position in September 1999.  Mr. Sperling began his professional career as a software engineer with us and he is currently a named inventor on five of the Company’s patents for various Internet and connectivity technologies. He received a Bachelor of Science degree in Computer Science and an M.B.A. from the University of California, Irvine.

Mr. Szabo re-joined the Board in July 2011. He previously served from June 2001 to April 2010. Mr. Szabo has over 30 years of wireless communications experience and is a co-founder of Ertek Inc., a company that provides antenna technology to the wireless industry, including high-performance, low-cost RFID Tag antennas. He also serves on the Board of Advisors at Across Techs, LLC. Mr. Szabo has served in a series of senior management positions during a 13-year career with AirTouch's wireless communications operations, through its acquisition by Vodafone and merger with Verizon Wireless in 2000. As Senior Vice President-Network Services, he directed the engineering and operations of the company's cellular systems in the eastern United States. He also served as Executive Director, Global Technology for Vodafone. Mr. Szabo previously held managerial positions with Motorola and Martin Marietta. Mr. Szabo received a Bachelor of Science Degree and Master of Science Degree in Electrical Engineering from Ohio University. Mr. Szabo brings to our Board substantial market knowledge and in-depth insights into the worldwide telecommunications and wireless data and cellular industries.

CORPORATE GOVERNANCE

Board of Directors and Committees of the Board

Our Board of Directors, elected by the stockholders, is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. The Board acts as an advisor and counselor to executive management and oversees and monitors its performance.

Our Board of Directors held eleven meetings during 2017.  Each director attended either in person or via teleconference at least 75% of the aggregate of all Board and applicable committee meetings during fiscal 2017 for the period in which they served as director.  Although we do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, directors are encouraged to attend our annual meetings.  None of our current directors attended our annual meeting of stockholders in 2017.

Our Board of Directors has established four standing committees: an Audit Committee; a Compensation Committee; a Governance and Nominating Committee; and a Mergers and Acquisitions Committee. Each of these committees has adopted a written charter.

Audit Committee. Our Audit Committee is comprised of three members: Messrs. Campbell, Gulko and Szabo. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards as well as within the meaning of Rule 10A-3 of the Exchange Act, and that each Audit Committee member is able to read and understand fundamental financial statements. The Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board of Directors regarding the selection of our independent registered public accounting firm and reviews the results and scope of our annual audit and other services provided by our independent registered public accounting firm. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related party transactions are reviewed and subject to approval by the Audit Committee. The Board of Directors has adopted and approved a written charter for the Audit Committee. A current copy of this charter is posted on our website at http://www.smithmicro.com under the Investor Relations section. Mr. Gulko is the Audit Committee Chairman and the Board has determined that he qualifies as a financial expert, as that term is described in SEC regulations. The Audit Committee held four meetings during 2017.

Compensation Committee. The Compensation Committee is comprised of two members: Messrs. Campbell and Gulko. The Board of Directors has determined that all the members of the Compensation Committee are independent within the meaning of the Nasdaq Stock Market listing standards and applicable SEC regulations. The Compensation Committee administers our executive compensation programs and makes recommendations to the Board of Directors concerning officer and director compensation. The Compensation Committee also has the authority to administer our Plan, and to make awards under the Plan. The Board of Directors has adopted and approved a written charter for the Compensation Committee. A current copy of this charter is posted on our website at http://www.smithmicro.com under the Investor Relations section. The Compensation Committee held one meeting during 2017.

The Compensation Committee’s primary objectives in structuring and administering our executive officer compensation program are to attract, motivate and retain talented and dedicated executive officers; tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives; and reinforce business strategies and objectives to enhance stockholder value.  To achieve these goals, our Compensation Committee maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as the Company’s financial and operational performance, as measured by metrics such as total revenue and non-GAAP operating expense. Our Compensation Committee evaluates individual executive performance along with our CEO (other than with respect to his own performance) as part of the review process. Our Compensation Committee periodically reviews our executive officers’ compensation to determine whether we provide adequate incentives and motivation to our executive officers and whether we adequately compensate our executive officers relative to comparable officers in other similarly situated companies.  The Committee did not engage any compensation consultants during 2017.  Management plays a significant role in the compensation-setting process for executive officers, other than the CEO, by evaluating employee performance, recommending business performance targets and establishing objectives, and recommending salary levels, bonuses and equity-based awards.

Governance and Nominating Committee. The Governance and Nominating Committee is comprised of two members: Messrs. Arno and Campbell. The Board of Directors has determined that all the members of the Governance and Nominating Committee are independent within the meaning of the Nasdaq Stock Market listing standards and applicable SEC regulations. The Governance and Nominating Committee receives proposed nominations to the Board of Directors, reviews the eligibility of each proposed nominee, and recommends for nomination by the Board of

Directors, new members of the Board of Directors to be submitted to the stockholders for election at each annual meeting. The Board of Directors has adopted and approved a written charter for the Governance and Nominating Committee. A current copy of this charter is posted on our website at http://www.smithmicro.com under the Investor Relations section. The Governance and Nominating Committee held no separate meetings during 2017.

When considering a potential candidate for membership on our Board of Directors, our Governance and Nominating Committee considers relevant business and industry experience and demonstrated character and judgment. The Governance and Nominating Committee considers diversity in identifying candidates by generally seeking to achieve a diversity of occupational and personal backgrounds on the Board. However, the Governance and Nominating Committee has no formal policy regarding diversity. The Governance and Nominating Committee will consider stockholder nominations for directors submitted in accordance with the procedure set forth in Article II, Section 12 of our Bylaws. The procedure provides that a notice relating to the nomination must be timely given in writing to our Corporate Secretary prior to the meeting. Such notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of each such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of Smith Micro Common Stock that are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as they appear on our books and (ii) the class and number of shares of Smith Micro common stock that are beneficially owned by such stockholder. There are no differences in the manner in which the Governance and Nominating Committee evaluates a candidate that is recommended for nomination for membership on our Board of Directors by a stockholder. However, the Governance and Nominating Committee has not received any recommended nominations from any of our stockholders in connection with the 2018 Annual Meeting.

Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee (the “M&A Committee”) is comprised of three members: Messrs. Arno, Elfman and Szabo. The Board of Directors has determined that all the members of the M&A Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The M&A Committee evaluates and reviews potential acquisition targets, strategic investments and divestitures, and makes recommendations regarding the same to our Board of Directors. The M&A Committee is also charged with overseeing the due diligence process with respect to proposed acquisitions, strategic investments and divestitures. The Board of Directors has adopted and approved a written charter for the Mergers and Acquisitions Committee. A current copy of this charter is posted on our website at http://www.smithmicro.com under the Investor Relations section. The Board of Directors has adopted and approved a written charter for the M&A Committee. The M&A Committee held one meeting during 2017.

Executive Sessions

Independent directors meet in executive session without the presence of our CEO and Chairman or other members of management to review the criteria upon which the performance of the CEO and Chairman is based, to review the performance of the CEO and Chairman against those criteria, to ratify the compensation of the CEO and Chairman as approved by the Compensation Committee, and to discuss any other relevant matters.

Board Leadership Structure

The Board’s current leadership structure is characterized by:

•	a combined Chairman of the Board and Chief Executive Officer;
•	a robust Committee structure with oversight of various types of risks; and
•	an engaged and independent Board.

The Board believes that its current leadership structure provides independent board leadership and engagement while deriving the benefits from having our CEO also serve as Chairman of the Board. As the individual with primary responsibility for managing the Company’s day-to-day operations and in-depth knowledge and understanding of the Company, he is best positioned to chair regular Board meetings as we discuss key business and strategic issues. This combined structure provides independent oversight while avoiding unnecessary confusion regarding the Board’s oversight responsibilities and the day-to-day management of business operations. We do not have a lead independent director.

Risk Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of our strategic and organizational objectives, improve long-term organizational performance and enhance stockholder value. A fundamental part of risk oversight is to understand the risks our Company faces and the steps management is taking to manage those risks and to assess management’s overall appetite for risk. It is management’s responsibility to manage risk and bring material risks facing our Company to the Board’s attention. Our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance and legal developments which are each integrated with enterprise-risk exposures. Our Board also approves our CEO’s performance goals for each year. In doing so, the Board has an opportunity to ensure that the CEO’s goals include responsibility for broad risk management. The involvement of the full Board in setting our strategic plan is a key part of its assessment of the risks inherent in our corporate strategy.

The Committees of the Board are also involved in evaluating and overseeing the management of risks particular to their respective areas of oversight. For example, the Audit Committee focuses on financial risk and internal controls, and receives an annual risk assessment report from our external auditors. The Compensation Committee evaluates and sets compensation programs that encourage decision-making predicated upon a level of risk-taking consistent with our business strategy. The Compensation Committee also reviews compensation and benefit plans and the risks associated with them.  The Governance and Nominating Committee oversees governance and succession risk, including Board and CEO succession and evaluates director skills and qualifications to appoint particular directors to our standing committees based upon the needs of that committee. Each Committee reports its activities to the full Board of Directors to ensure that the Board is regularly informed about these risks.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, executive officers and directors. We will provide a copy of the Code of Ethics upon request made by email to investor-relations@smithmicro.com or in writing to Smith Micro Software, Inc. at 51 Columbia, Aliso Viejo, California 92656, Attention: Investor Relations. The full text of our Code of Ethics is posted on our website at http://www.smithmicro.com under the Investor Relations section. We intend to disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics applicable to our executive officers or directors, including the name of the executive officer or director to whom the amendment applies or for whom the waiver was granted, at the same location on our website identified above. The inclusion of our website address in this proxy does not include or incorporate by reference the information on our website into this proxy or our Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.

Item 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth information concerning our compensation of the executive officers named therein (our “named executive officers” or “NEOs”) for all services rendered to us by our named executive officers during 2017 and 2016.  Our NEOs for 2017 were as follows:

•	William W. Smith. Jr., President and Chief Executive Officer
•	David P. Sperling, Vice President, Chief Technology Officer
•	Charles B. Messman, Vice President, Corporate Development and Investor Relations
•	Steven M. Yasbek, former Vice President and Chief Financial Officer

The principal elements of our executive compensation program are base salary, cash incentive compensation, long-term equity incentives in the form of restricted stock, and other benefits and perquisites, including certain reimbursements and matching contributions under our 401(k) savings plan.  We view these components of compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. Our executive compensation program is designed to attract, motivate, and retain talented and dedicated executive officers, who are critical to our success. Under this program, a significant portion of our executive officers’ overall compensation is tied to the achievement of key strategic financial and operational goals, as measured by metrics such as revenue and adjusted profitability. The following highlights our approach to executive compensation:

Competitive Positioning: We seek to establish the overall compensation of our executive officers at levels that we believe are roughly comparable with the average levels of compensation of executives at other fast-growing technology companies of similar size.

Significant Portion of Executive Officer Compensation Tied to Performance: Our executive compensation program has four primary components: base salary; cash incentive compensation; equity compensation in the form of restricted stock awards; and other benefits and perquisites.  Among these components, both cash incentive compensation and equity compensation are tied in whole or in part to the satisfaction of performance criteria.  Performance-based incentive compensation constitutes a significant portion of potential compensation for our executive officers.

Limited other Compensation: Consistent with our “pay-for-performance” philosophy, we restrict all other forms of compensation to our executive officers to levels that are consistent with competitive market practices.

Base Salary Compensation

We provide our named executive officers and other executives with base salaries that we believe enable us to hire and retain highly qualified individuals in a competitive environment and to reward individual performance and contributions to our overall business goals, while taking into account the unique circumstances of our company. We review base salaries for our named executive officers annually and increases or decreases, are generally based on Company and individual performance. We also take into account the base compensation paid by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives.

Performance-based Cash Bonus Awards

As part of our compensation program and in order to maintain appropriate financial incentives, our named executive officers and other executives are eligible for cash bonus compensation pursuant to an annual cash bonus plan. Under the plan, cash bonuses are determined and paid each fiscal year on a quarterly basis based upon the achievement of certain performance objectives. Our cash bonus plan is designed to focus our management on achieving key corporate financial objectives, motivate certain desirable behaviors and reward achievement of our key corporate financial objectives and individual goals. Under the terms of the cash bonus plan, the Compensation

Committee establishes performance objectives and annual target cash bonus amounts for each named executive officer. In determining the appropriate level of annual target cash bonus for each officer the Compensation Committee considers information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies, relative base salary and bonus amounts for each individual and the recommendations of our Chief Executive Officer.

Since the Company has had a turnaround focus for the past several years, the Company has maintained performance-based cash bonus awards to incentivize short-term tactical behavior related to reaching revenue and cost targets on a quarterly basis due to the recent volatility of the business.

Our bonus plan contains performance objectives with a dollar value ascribed to each objective, so that the sum total equals the approved annual target cash bonus for each named executive officer. In each of 2016 and 2017 the objectives for NEOs were related to (1) revenue achievement and (2) operating expense management, which were evenly weighted in terms of target cash bonuses. For each objective, the Compensation Committee applied the percentage by which the objective was achieved (which could exceed 100% in the case of quantitative performance objectives) to the dollar value ascribed to each objective. The dollar values for each objective were then combined to determine the actual cash bonuses paid to each NEO.

Achievement of the quantitative performance objectives was determined on a quarterly basis based on our financial results for the preceding quarter. As a result, the cash paid in a given fiscal year is the result of the overlap of the attainment achieved for the fourth quarter of the previous year and the first three quarters of the current year. The total of these payments is equal to the amount of non-equity plan compensation reflected in the Summary Compensation Table. Performance objectives are set by the Compensation Committee by quarter for each fiscal year.

The table below outlines the quantitative performance objectives that were established for each named executive officer and the actual results that correspond with their performance cash bonus payouts for 2017:

(in thousands)	Q4 2016	Q1 2017	Q2 2017	Q3 2017
Revenue – target	$14,400	$5,845	$9,589	$10,091
Revenue – actual	$7,084	$5,576	$5,862	$5,804
Operating Expenses* - target	$9,288	$6,582	$5,869	$6,398
Operating Expenses* - actual	$8,376	$6,512	$5,902	$5,438

* excluding stock-based compensation, amortization of intangible assets, and impairment of long-lived assets and before the reclassification of engineering expenses to cost of goods sold

We believe that the performance objectives for our named executive officers were sufficiently challenging to achieve and that performance at a high level, while devoting full time and attention to their responsibilities, is required for our named executive officers to earn their respective cash bonuses.

Equity Compensation

We believe that for growth companies in the software technology sector, such as Smith Micro, equity awards are a significant compensation-related motivator in attracting and retaining executive-level employees. Accordingly, we have provided our named executive officers and other executives with long-term equity incentive awards that incentivize those individuals to stay with us for long periods of time, which in turn should provide us with greater stability over such periods than we would experience without such awards. We provided grants of restricted stock to each of our executive officers in 2016.  On August 17, 2016, we effected a 1:4 reverse stock split.  All information presented herein relative to 2016 equity awards has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented.  No restricted stock or other equity awards were granted to our named executive officers during 2017.

Our 2016 restricted stock grants vest over a period of four years from the grant date. Half of each total grant vests on a monthly basis and will be earned based on continuous service by the executive over the vesting period. The remaining half is subject to a performance-based hurdle required for each executive. One quarter of each total grant will be earned if the Company achieves a specific annual revenue target, and an additional one quarter of each total grant will be earned if the Company achieves a specific annual operating expense target (determined on a non-GAAP basis, excluding stock-based compensation and the amortization of intangible assets), with a proportionate adjustment to the total performance portion of the grant if the targets are not fully met. Shares earned under the performance conditions cannot exceed the total number of performance shares, even if the sum of the revenue attainment and the expense attainment exceed 100%. Once performance against these hurdles is determined, the “earned” shares will vest 25% on the determination (earnings) date and then ratably over the next thirty-six months, based on continuous service by the executive.

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan to our named executive officers. We provide a 20% match on all eligible employee contributions to our 401(k) plan. We provide these benefits to create additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
William W. Smith, Jr.	2017	475,000	--	151,391	13,900	(3)	640,291
Chairman, President and	2016	475,000	204,000	160,846	14,068	(4)	853,914
Chief Executive Officer

David P. Sperling	2017	255,000	--	73,533	3,600	(5)	332,133
Vice President, Chief Technology Officer	2016	255,000	102,000	81,125	3,600	(5)	441,725

Charles B. Messman	2017	225,000	--	86,509	--		311,509
Vice President,	2016	125,263	45,000	20,530	--		190,793
Corporate Development and Investor Relations

Steven M. Yasbek	2017	144,747	--	71,074	146,831	(6)	362,652
Former Vice President and	2016	270,750	102,000	101,103	3,600	(5)	477,453
Chief Financial Officer

(1)

The amounts shown in this column represent the aggregate grant date fair value of Restricted Shares granted in 2016 computed in accordance with FASB ASC Topic 718. Generally, the aggregate grant date fair value is the amount that the company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the named executive officers. For Restricted Shares, the fair value is calculated using the closing price of our stock on the date of grant. The assumptions we used with respect to the valuation of stock grants are set forth in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2)	The amounts in this column reflect the cash awards paid pursuant to our 2017 and 2016 bonus plans. The 2016 amount indicated for Mr. Sperling also includes $3,000 in patent bonus incentive payments.
(3)	Amount comprised of $10,300 in tax preparation fees paid by the Company and 401(k) matching contributions of $3,600 made by the Company.
(4)	Amount comprised of $10,468 in tax preparation fees paid by the Company and 401(k) matching contributions made by the Company of $3,600.
(5)	Amount comprised of 401(k) matching contributions made by the Company.

(6)

Comprised of 401(k) matching contributions of $3,600 made by the Company and, in connection with Mr. Yasbek’s resignation from his position as the Company’s Vice President, Chief Financial Officer on June 19, 2017, severance pay in the amount of $135,375 and accrued vacation in the amount of $7,856.

Outstanding Equity Awards at December 31, 2017

The following table sets forth the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2017, comprised of outstanding unvested shares of restricted stock as of such date.  There were no option awards outstanding for any of our named executive officers as of December 31, 2017.

Named Executive Officer	Stock Awards
	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
William W. Smith, Jr.	3,124	(2)	8,872
	21,196	(3)	60,197
	39,447	(4)	112,029
David P. Sperling	1,560	(2)	4,430
	10,588	(3)	30,070
	19,732	(4)	56,039
Charles B. Messman	11,321	(4)	32,152

Steven M. Yasbek	--		--

(1)	Determined by multiplying the number of shares by $2.84, the closing price for our stock on the Nasdaq Global Market on December 29, 2017.
(2)

Unvested portion of an award granted during 2014, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting.  Shares became fully vested in February 2018.

(3)

Unvested portion of an award granted during 2015, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting.  Shares are currently vesting in monthly installments and will be fully vested in February 2019.

(4)

Unvested portion of an award granted during 2016, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting.  Shares are currently vesting in monthly installments.  Shares held by Messrs. Smith and Sperling will be fully vested in March 2020 and shares held by Mr. Messman will be fully vested in July 2020.

Employment Agreements

Agreement with William W. Smith, Jr.

In June 2005, we agreed to make to William W. Smith, Jr., our Chairman of the Board, President and Chief Executive Officer, a lifetime payment of $6,000 annually, subject to annual increases of 5%, in connection with his future retirement or resignation from employment. The agreement provides that we may, at our option, discharge our obligations under the agreement by purchasing a single premium annuity for the benefit of Mr. Smith. We estimate that it would cost approximately $74,000 to purchase such an annuity.

In connection with Mr. Yasbek’s resignation from employment on June 19, 2017, effective July 10, 2017, Mr. Yasbek and the Company entered into a Resignation Severance and Release Agreement, which provided for a general release of claims in favor of the Company and its officers, directors, employees and other affiliates, and provided that Mr. Yasbek would receive (i) six month’s salary of $135,375 payable in semi-monthly installments of $11,281.25, (ii) if Mr. Yasbek would elect to continue receiving group health insurance coverage pursuant to the federal “COBRA” law, reimbursement of the cost of the premium for such coverage through December 31, 2017, (iii) eligibility to receive a fiscal year 2017 second quarter bonus, and (iv) accelerated vesting of 42,382 shares of restricted stock.

Other than as disclosed above, none of the named executive officers has an employment agreement with us, and the employment of each of the named executive officers may be terminated at any time at the discretion of the Board of Directors.

Potential Payments Upon Termination or Change in Control

The terms of the restricted stock award agreements associated with restricted stock granted under our Plan provide that the shares of restricted stock granted thereunder automatically become fully vested, no longer subject to restrictions and freely transferable upon a “Change of Control” as such term is defined in our Plan.  We provide this benefit in order to properly incentivize our executives to support a Change of Control that would be deemed beneficial to our shareholders.

Director Compensation

The following table sets forth compensation that our directors (other than Mr. Smith, who is a named executive officer) earned during 2017 for services as members of our Board of Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Andrew Arno	$10,000	$4,688	$14,688
Thomas G. Campbell	10,000	4,688	14,688
Steven L. Elfman	10,000	4,688	14,688
Samuel Gulko	10,000	4,688	14,688
Gregory J. Szabo	10,000	4,688	14,688

(1)

The amounts shown represent the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions we used with respect to the valuation of stock and option grants are set forth in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Summary of Director Compensation

Non-employee members of the Board of Directors receive fees of $2,500 quarterly for Board and committee service, and are reimbursed for their out-of-pocket expenses in connection with service on the Board of Directors. Non-employee members of the Board of Directors are eligible to receive discretionary awards under our Plan.  On March 8, 2017, each director then serving received a special discretionary grant of 3,750 shares of restricted stock valued at $1.25 per share which vested in equal installments over a period of 12 months from the grant date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us as of March 31, 2018 except where another date is noted below), with respect to beneficial ownership of our Common Stock and our Series B Preferred Stock by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock and our Series B Preferred Stock, (ii) each director, (iii) each of our named executive officers, and (iv) all current directors and executive officers as a group, together with the approximate percentages of outstanding Common Stock and our Series B Preferred Stock owned by each of them. The following table is based upon information supplied by directors, executive officers, and principal stockholders. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. A person has beneficial ownership of shares if the person has the power to vote or dispose of such shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options and convertible securities that are presently exercisable or convertible or will become exercisable or convertible within 60 days of the date that beneficial ownership is calculated.  Unless otherwise indicated the address of each beneficial owner is c/o Smith Micro Software, Inc., 51 Columbia, Aliso Viejo, CA 92656. The percentage of beneficial ownership is based on 18,237,166 shares of our Common Stock and 5,500 shares of our Series B Preferred Stock outstanding as of March 31, 2018.

Name or Group of Beneficial Owners	Common Stock			Series B Preferred Stock
	Number of Shares		Percent	Number of Shares	Percent
Directors and Named Executive Officers:
William W. Smith, Jr.	1,827,580	(1)	9.57%	4,080	74.18%
Andrew Arno	112,500	(2)	*	50	*
Thomas G. Campbell	40,750	(3)	*	—	—
Steven L. Elfman	38,750	(4)	*	—	—
Samuel Gulko	63,000	(5)	*	—	—
Gregory J. Szabo	67,750	(6)	*	—	—
David P. Sperling	263,224	(7)	1.44%	—	—
Charles B. Messman	138,342	(8)	*	—	—
All executive officers and directors as a group (12 persons)	3,266,713	(9)	17.07%	4,130	75.09%
5% Stockholders:
Thomas A. Satterfield, Jr. (10)	1,220,200		6.69%	—	—
Unterberg Capital, LLC (11)	1,900,317		9.99%	—	—

(1)

Shares of Common Stock reported are comprised of 800,883 unrestricted shares (of which, 455,028 shares are held in the William W. Smith, Jr. Revocable Trust and 6,000 shares held in the William W. Smith, Jr. IRA), 176,697 restricted shares, and 850,000 shares issuable upon exercise of a warrant currently held by William W. Smith, Jr. and Dieva L. Smith.  Excludes 3,578,947 shares of Common Stock issuable upon conversion of the 4,080 shares of Series B Preferred Stock reported elsewhere in the table.

(2)

Shares of Common Stock reported are comprised of 33,750 unrestricted shares, 75,000 restricted shares and 3,750 shares subject to options with are currently exercisable. Excludes 43,860 shares of Common Stock issuable upon conversion of the 50 shares of Series B Preferred Stock reported elsewhere in the table.

(3)	Shares of Common Stock reported are comprised of 12,000 unrestricted shares, 25,000 restricted shares and 3,750 shares subject to options which are currently exercisable.
(4)	Shares of Common Stock reported are comprised of 13,750 unrestricted shares and 25,000 restricted shares.
(5)	Shares of Common Stock reported are comprised of 29,250 unrestricted shares, 25,000 restricted shares and 8,750 shares subject to options which are currently exercisable.
(6)	Shares of Common Stock reported are comprised of 39,000 unrestricted shares, 25,000 restricted shares and 3,750 shares subject to options which are currently exercisable.
(7)	Shares of Common Stock reported are comprised of 112,379 unrestricted shares and 150,845 restricted shares.
(8)	Shares of Common Stock reported are comprised of 3,119 unrestricted shares and 135,223 restricted shares.

(9)

Shares of Common Stock reported are comprised of shares beneficially owned by our NEOs and directors, as reported in the above table and described in the foregoing notes 1-8, plus the aggregate number of shares beneficially owned by our other executive officers, comprised of 151,446 unrestricted shares, 538,371 restricted shares and 25,000 shares subject to options which are currently exercisable.

(10)

Based on information set forth in Amendment No. 2 to Schedule 13G filed with the SEC on January 12, 2018 reflecting ownership of our Common Stock as of December 31, 2017. The filing reflects that the identified beneficial owner has sole voting and dispositive power over 53,750 shares and shared voting and dispositive power over 1,166,450 shares.  Ownership is reported on behalf of Mr. Satterfield’s spouse, Tomsat Investment & Trading Co., Inc., a corporation wholly owned by Mr. Satterfield and of which he serves as President, and Caldwell Mill Opportunity Fund, a fund managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager. Additionally, Mr. Satterfield has limited powers of attorney for voting and disposition purposes with respect to the following shares: A.G. Family L.P. (465,000 shares); Jeanette Satterfield Kaiser (12,500 shares); Richard W. Kaiser (5,000 shares); and David A. Satterfield (15,000 shares). These individuals and entities have the right to receive or the power to direct the receipt of the proceeds from the sale of their respective shares.

(11)

Based on information set forth in Amendment No. 2 to Schedule 13G filed jointly among Unterberg Capital, LLC, Unterberg Koller Capital Fund LP, Thomas I. Unterberg and Ross A. Koller (collectively, “Unterberg”) with the SEC on February 5, 2018 (the “Unterberg 13G/A”) reflecting ownership of Common Stock as of December 31, 2017, Unterberg holds 1,115,317 shares of Common Stock and a number of share equivalents issuable from warrants.  Unterberg’s ability to convert the warrants into common shares is subject to certain blocker provisions within the terms of the warrants. Specifically, the warrants may only be converted to the extent that the conversion would not cause Unterberg to be the beneficial owner of greater than 9.99% of the outstanding shares of the Company’s Common Stock. As a result of the blocker and the additional shares of our Common Stock issued since the date of the Amendment No. 2 to Schedule 13G referenced above, as of March 31, 2018, 785,000 shares of Common Stock are issuable upon conversion of the warrants and such shares are included in the beneficial ownership calculations reported herein.   As of March 31, 2018, Unterberg holds warrants to purchase another 65,000 shares of Common Stock that are not currently issuable due to the above-referenced blocker.

* Represents less than 1%.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Pursuant to the charter of the Audit Committee of our Board of Directors, all transactions between us and any of our directors, executive officers or related parties are subject to review by the Audit Committee.  Since January 1, 2016, we have been party to certain transactions in which the amount involved exceeded the lesser of (i) one percent of the average of our total assets at year end for our last two completed fiscal years; or (ii) $120,000, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.  Each of these related party transactions were reviewed and approved in special meetings by the Board, excluding in each instance any director participating in such a transaction, were reported in previously filed Current Reports on Form 8-K, and are summarized below.

On September 2, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with certain investors, including William W. Smith, Jr. and Dieva L. Smith (collectively, “Smith”) and Unterberg Koller Capital Fund LP (“Unterberg”).  William W. Smith, Jr. is the Company’s Chairman of the Board, President and Chief Executive Officer, and Unterberg is the beneficial owner of more than 5% of our outstanding Common Stock.  Pursuant to the Note and Warrant Purchase Agreement, the Company issued and sold to Smith a senior subordinated promissory note in the aggregate principal amount of $2.0 million (the “Smith Debt Note”) and a five-year warrant to purchase an aggregate of 850,000 shares of the Company’s Common Stock at an exercise price of $2.74 per share (the “Smith Warrant”), and the Company issued and sold to Unterberg a senior subordinated promissory note in the aggregate principal amount of $2.0 million (the “Unterberg Debt Note”) and a five-year warrant to purchase an aggregate of 850,000 shares of the Company’s Common Stock at an exercise price of $2.74 per share (the “Unterberg Warrant”). The Company completed the transactions contemplated by the Note and Warrant Purchase Agreement and issued the Smith and Unterberg Debt Notes and the Smith and Unterberg Warrants on September 6, 2016.  In September 2017, the Smith Debt Note was exchanged for shares of Series B Preferred in connection with the Series B Preferred transaction described below, and is no longer outstanding.

On December 6, 2016, the Company entered into a short-term secured borrowing arrangement with Smith pursuant to which Smith loaned the Company $1.0 million and the Company issued to Smith a Secured Promissory Note bearing interest at the rate of 18% per annum, which was due on December 14, 2016 and was secured by the Company’s accounts receivable and certain other assets. Amounts due under the Secured Promissory Note were fully paid on the December 14, 2016 maturity date.

On February 7, 2017, the Company entered into a new short-term secured borrowing arrangement with Smith, and on February 8, 2017, the Company entered into a short-term secured borrowing arrangement with Steven L. and Monique P. Elfman (“Elfman”) pursuant to which Smith and Elfman each loaned to the Company $1.0 million and the Company issued to each of them a Secured Promissory Note (the “Original Notes”) bearing interest at the rate of 18% per annum.  Steven L. Elfman is a director of the Company.  The Original Notes were due on March 24, 2017 and were secured by the Company’s accounts receivable and certain other assets.  The Original Notes for Elfman and Smith were amended to extend their maturity dates to June 23 and June 26, 2017, respectively.

On May 16, 2017, the Company entered into a subscription agreement with Andrew Arno (“Arno”) in a private placement pursuant to which the Company issued and sold 50,000 shares of its common stock at a price per share of $1.10. Andrew Arno is a director of the Company.

The Company’s borrowings under the Original Notes with Smith and Elfman were refinanced on June 30, 2017. In connection with such refinancing, the Company issued each of Smith and Elfman a new Secured Promissory Note in the amount of $1.0 million, bearing interest at the rate of 12% per annum and maturing on September 25, 2017 (each, a “Replacement Note”). Each of the Replacement Notes is secured by the Company’s accounts receivable and other assets.  The maturity date under the Smith Replacement Note was amended on January 30, 2018 to extend the maturity date to July 25, 2018, and was again amended on March 6, 2018 to further extend the maturity date to March

25, 2020, in each case as described below. The maturity date under the Elfman Replacement Note was extended to February 11, 2018, as described below, and has since been fully paid and is no longer outstanding.

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

On August 24, 2017, the Company entered into a new borrowing arrangement with Arno, under which the Company borrowed $0.3 million and issued to Arno and to Next Generation TC FBO Andrew Arno IRA 1663 (the “Arno IRA”) Secured Promissory Notes (collectively, the “Arno Notes”) with an aggregate principal balance of $0.3 million, bearing interest at the rate of 12% per annum, and maturing on January 31, 2018. A portion of the debt under the Arno borrowing arrangement was exchanged by Arno for shares of our Series B Preferred Stock in connection with the Series B Preferred Stock transaction described below.  The Arno Notes were amended on January 30, 2018 to extend the maturity date for the remaining balance to July 25, 2018, and were again amended on March 6, 2018 to further extend the maturity date to March 25, 2020, in each case as described below.

On September 29, 2017, the Company exchanged shares of the Company’s newly designated Series B 10% Convertible Preferred Stock for outstanding indebtedness with a principal amount of $2.8 million owed to Smith and Arno for 2,750 and 50 shares, respectively, of Series B Preferred Stock.

On January 30, 2018, the Company entered into amendments to certain of its existing Secured Promissory Notes for the sole purpose of extending the relevant maturity dates. The Note dated August 18, 2017 issued to Steven L. Elfman and Monique P. Elfman was amended to extend the maturity date of the Note to February 11, 2018, as described above. The Note dated June 26, 2017 issued to William W. Smith, Jr. and Dieva L. Smith was amended to extend the maturity date to July 25, 2018. The Notes dated August 24, 2017 issued to Next Generation TC FBO Andrew Arno IRA 1663 and Andrew Arno were amended to extend the maturity date of each to July 25, 2018.

On March 6, 2018, the Company completed a private placement with several investors, wherein a total of 2,857,144 shares of the Company’s common stock was issued at a purchase price of $1.75 per share, with each investor also receiving a warrant to purchase up to a number of shares of Common Stock equal to the number of shares of Common Stock purchased by such investor in the Offering at an exercise price of $2.17 per share, for a total purchase price of $5,000,000 (the “Offering”). In connection with the Offering, on March 5, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors containing customary representations and warranties. Pursuant to the terms of the Purchase Agreement, the Company agreed to use its best efforts to cause the conversion of all shares of the Company’s Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) into shares of Common Stock pursuant to the terms of the Company’s Certificate of Designation (the “Certificate of Designation”) with respect to the Series B Preferred Stock. In connection therewith, the Company entered into Letter Agreements with each of Smith and Arno, whereby each of Smith and Arno agree to take certain action to convert the shares of Series B Preferred Stock held by them pursuant to terms outlined in the Purchase Agreement, and further agreed that their shares upon conversion shall not be subject to resale registration rights. Pursuant to the terms of the Purchase Agreement, the Company has entered into voting agreements with each of its directors, executive officers and greater than 10% stockholders, by which each such person has agreed to vote all shares of Company capital stock held by them in favor of waiving any applicable beneficial ownership threshold in the Company’s existing Certificate of Designation for the Series B Preferred Stock.  In addition, as a condition to closing of the Offering, Smith, Arno and the Arno IRA amended their existing Secured Promissory Notes for the sole purpose of extending the relevant maturity dates to March 25, 2020.  The Company engaged Chardan Capital Markets, LLC (“Chardan”) as placement agent for the Offering pursuant to an engagement letter agreement.  The Company paid Chardan a cash placement fee equal to 8.0% of the gross proceeds of the offering, and issued to Chardan a warrant to purchase shares of Common Stock equal to 3.0% of the number of shares sold in the Offering (the “Chardan Warrant”).  The Chardan Warrant has an exercise price of $2.365 per share, a term of 5.5 years from the closing date of the Offering, and otherwise identical terms to the warrants to be issued to the investors in the Offering.  Andrew Arno, a member of the Company’s Board, is currently Vice Chairman of The Special Equities Group at Chardan.

Board Member Independence

The Board of Directors has determined that, except for William W. Smith, Jr., all of the members of the Board of Directors are independent as defined in the Nasdaq Stock Market listing standards and applicable SEC regulations. Mr. Smith, who also serves as Chairman of the Board, is employed as the Company’s Chief Executive Officer and President.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following is a summary of the fees billed to Smith Micro by SingerLewak for professional services rendered for the fiscal years ended December 31, 2016 and December 31, 2017:

Fee Category	Fiscal 2016 Fees	Fiscal 2017 Fees
Audit Fees	$240,000	$216,000
Audit-Related Fees	$53,600	$78,777
Tax Fees	—	—
All Other Fees	$—	$—

Audit Fees: This category consists of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees: This category consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Previously included in the Original Filing

(a)(3)	Exhibits

All exhibits previously included in the Original Filing are incorporated by reference herein.

Exhibit No.	Title	Method of Filing

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)Exhibits

The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: April 17, 2018	By:/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)