Form 10-Q
period 2018-03-31
SMITH MICRO SOFTWARE INC
filed 2018-05-15
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 21,407,167 shares of common stock outstanding.

.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,654	$2,205
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $199 (2018) and $221 (2017)	5,355	5,145
Prepaid expenses and other current assets	468	576
Total current assets	9,477	7,926
Equipment and improvements, net	1,102	1,229
Deferred tax assets, net	404	404
Other assets	148	146
Intangible assets, net	423	487
Goodwill	3,685	3,685
Total assets	$15,239	$13,877
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,298	$1,333
Accrued payroll and benefits	2,114	1,994
Related-party notes payable	—	1,000
Other accrued liabilities	428	416
Deferred revenue	183	73
Total current liabilities	4,023	4,816
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $0 (2018) and $0 (2017)	1,200	1,200
Notes payable, net of discount & issuance costs of $377 (2018) and $442 (2017)	1,623	1,558
Warrant liability	3,047	—
Deferred rent	908	970
Other long term liabilities	708	766
Total non-current liabilities	7,486	4,494
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 18,237,167 and 14,268,765 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	18	14
Additional paid-in capital	239,179	237,486
Accumulated comprehensive deficit	(235,467)	(232,933)
Total stockholders’ equity	3,730	4,567
Total liabilities and stockholders' equity	$15,239	$13,877

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$5,463	$5,576
Cost of revenues	1,309	1,283
Gross profit	4,154	4,293
Operating expenses:
Selling and marketing	1,730	1,793
Research and development	2,255	2,497
General and administrative	2,190	2,189
Restructuring expense	—	392
Total operating expenses	6,175	6,871
Operating loss	(2,021)	(2,578)
Other expense:
Interest expense, net	(171)	(284)
Change in fair value of warrant liability	(139)	—
Other expense	(40)	(10)
Loss before provision for income taxes	(2,371)	(2,872)
Provision for income tax expense	10	8
Net loss	(2,381)	(2,880)

Net loss per share:
Basic and diluted	$(0.16)	$(0.24)
Weighted average shares outstanding:
Basic and diluted	15,299	12,163

Preferred dividends per share	$25.56	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(2,381)	$(2,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	234
Amortization of debt discounts and financing issuance costs	65	130
Provision for doubtful accounts and other adjustments to accounts receivable	22	74
Provision for excess and obsolete inventory	(6)	—
Stock based compensation	164	446
Change in fair value of warrant liability	139	—
Change in operating accounts:
Accounts receivable	(232)	183
Prepaid expenses and other assets	112	208
Accounts payable and accrued liabilities	(59)	(695)
Deferred revenue	110	586
Net cash used in operating activities	(1,859)	(1,714)
Investing activities:
Capital expenditures	(16)	(13)
Net cash used in investing activities	(16)	(13)
Financing activities:
Proceeds from stock sale for employee stock purchase plan	3	2
Proceeds from common stock offering, net of expenses	4,462	—
Proceeds from (repayments of) related-party short-term notes payable	(1,000)	2,000
Dividends paid on preferred stock	(141)	—
Net cash provided by financing activities	3,324	2,002
Net increase in cash and cash equivalents	1,449	275
Cash and cash equivalents, beginning of period	2,205	2,229
Cash and cash equivalents, end of period	$3,654	$2,504

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5	$2
Cash paid for interest expense	111	120

Supplemental schedule of non-cash financing activities:
Issuance of common stock warrants in connection with stock offering	$2,908	$—

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of March 31, 2018, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three months ended March 31, 2018 and 2017, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations, and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018 and amended April 17, 2018.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company will be evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This updated standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company adopted the provisions of Topic 606 during the first quarter of 2018, and there was no impact on the consolidated financial statements.

Revenue Recognition

We currently report our net revenues under two operating groups: Wireless and Graphics. Generally, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable.  We recognize revenues from sales of our software (or software that we are licensed to distribute) to our customers or end users as completed products are shipped and title passes or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met at the date of shipment, revenue is not recognized until these elements are known or resolved.

For Wireless, we recognize revenue in several different methods beyond the method previously mentioned. First, we provide our customers a subscription service arrangement (the “Platform”).  This Platform is then deployed to their customers, the end users, either directly by user or the customer initiating a download of the Platform. Our service arrangement can include the use of the software application, hosting services, and maintenance and support services for the platform. This type of arrangement is recognized on a point in time basis separately for each billing cycle (i.e. month or quarterly) based on the individual metrics within that period and results in either a fixed fee per end user or a revenue sharing arrangement based on amounts earned by our customers. Second, we provide other related services to our customers specific to hosting services, and maintenance and support services. These arrangements are recognized on a per period basis (i.e. typically month or quarterly) based on the individual arrangements agreed upon with our customers. These arrangements typically include a fixed fee for services offered within the period.  Sometimes these types of services include up-front, non-refundable set-up fees.  Revenue is recognized for these fees over the term of the agreement.  Third, we provide a limited custom software development services for a fixed fee arrangement. This revenue is recognized based on agreed upon deliverables and milestones, when value is provided to the customer a portion of the revenue is recognized.  There are no significant judgements required for this revenue. However, we do make some estimates to accrue revenue through the fiscal quarter ends.

For Graphics, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty-day right of return, but such returns are reasonably estimable and have historically been minimal. We also provide technical support to our customers. Such costs have historically been insignificant.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)
Wireless:
Software	$—	$—
Platform	4,227	3,601
Services	494	690
Contract	95	68
Total wireless	$4,816	$4,359
Graphics:
Software	647	1,217
Total revenues	$5,463	$5,576

Fair Value Measurements

The Company measures and discloses fair value measurements as required by FASB Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures.

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

3. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three months ended March 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for twelve consecutive quarters.
•	Negative cash flow from operating activities for eight consecutive quarters.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	In May 2017, the Company raised $2.2 million of new capital in a private placement offering of its common stock.
•	In September 2017, the Company closed on a $5.5 million preferred stock transaction which converted $2.8 million of long and short-term debt, and raised $2.7 million of new capital.
•	On March 5, 2018, the Company raised $5.0 million of new capital in a private placement offering of its common stock.
•	On May 3, 2018, the Company raised $7.0 million of new capital in a private placement offering of its common stock.

In addition to the recent capital raised, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

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

4. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at March 31, 2018 and December 31, 2017.

5. Debt and Fair Value of Financial Instruments

At March 31, 2018 and December 31, 2017, the carrying value and the aggregate fair value of the Company’s warrant liability and short- and long-term debt were as follows (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Warrant liability	$3,047	$3,047	$—	$—
Short-term debt, related party	—	—	1,000	1,000
Long-term debt, related party	1,200	1,200	1,200	1,200
Long-term debt	1,623	1,623	1,558	1,558
Total liabilities	$5,870	$5,870	$3,758	$3,758

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable nor derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as a Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis is as follows (in thousands):

Balance at December 31, 2017 (audited)	$—
Warrants issued	2,908
Change in fair value of warrant liability	139
Balance at March 31, 2018 (unaudited)	$3,047

Warrant Liability

As further discussed in Note 10, on March 6, 2018, the Company completed a private placement with several investors, wherein a total of 2,857,144 shares of the Company’s common stock was issued at a purchase price of $1.75 per share, with each investor also receiving a warrant to purchase up to a number of shares of Common Stock equal to the number of shares of Common Stock purchased by such investor in the Offering at an exercise price of $2.17 per share, for a total purchase price of $5,000,000.

The initial fair value of the warrant liability associated with the Offering was $2.9 million, and the fair value has increased to $ 3.0 million as of March 31, 2018.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market and, as such, the estimated fair value as of March 31, 2018 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

As of
March 31, 2018
Expected term	5.50
Common stock market price	$1.75
Risk-free interest rate	2.63%
Expected volatility	72.7%
Resulting fair value (per warrant)	$1.04

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

Debt

On January 30, 2018, the Company entered into amendments to certain of its existing Secured Promissory Notes (the “Notes”) for the sole purpose of extending the relevant maturity dates. The Note dated August 18, 2017 issued to Steven L. Elfman and Monique P. Elfman was amended to extend the maturity date of the Note to February 11, 2018 and was subsequently repaid in full. The Note dated June 26, 2017 issued to William W. Smith, Jr. and Dieva L. Smith was amended to extend the maturity date to July 25, 2018. The Notes dated August 24, 2017 issued to Next Generation TC FBO Andrew Arno IRA 1663 and Andrew Arno were amended to extend the maturity date of each to July 25, 2018.

In connection with the March 6, 2018 private placement discussed in Note 10, as a condition to closing, the following note holders further amended their existing Secured Promissory Notes for the sole purpose of extending the relevant maturity dates to March 25, 2020: (i) Secured Promissory Note dated June 26, 2017, issued to Smith and Dieva L. Smith, as amended; (ii) Secured Promissory Note dated August 24, 2017, issued to Next Generation TC FBO Andrew Arno IRA 1663, as amended; and (iii) Secured Promissory Note, dated August 24, 2017 issued to Andrew Arno, as amended.

The Company evaluated the conversion of the debt under FASB ASU Topic No. 470-60, Troubled Debt Restructurings, for determining whether the modification of the debt instruments would be considered a troubled debt restructuring, using the two-step decision tree. The two steps included an assessment of whether the company is experiencing financial difficulties and if the creditors have provided concessions. Upon completion of this review, the Company concluded that the refinancing did not qualify as troubled debt restructuring.

6. Earnings Per Share

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2018	2017
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss	$(2,381)	$(2,880)
Dividends paid to preferred stockholders	(141)	—
Net loss available to common stockholders	$(2,522)	$(2,880)
Denominator:
Weighted average shares outstanding – basic	15,299	12,163
Potential common shares – options / warrants (treasury stock method)	—	—
Weighted average shares outstanding – diluted	15,299	12,163
Shares excluded (anti-dilutive)	—	—
Shares excluded due to an exercise price greater than weighted average stock price for the period	1,073	1,908
Net loss per common share:
Basic	$(0.16)	$(0.24)
Diluted	$(0.16)	$(0.24)

7. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2018, the Company granted 1,125,000 shares of restricted stock. As of March 31, 2018, there were 0.3 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

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

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)
Wireless	$4,816	$4,359
Graphics	647	1,217
Total revenues	$5,463	$5,576

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)
Wireless:
Sprint (& affiliates)	75.3%	61.8%
Graphics:
FastSpring	10.0%	13.9%

The two customers listed above comprised 80% and 75% of our accounts receivable as of March 31, 2018 and 2017, respectively.

Geographical Information

During the three months ended March 31, 2018 and 2017, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific.  Revenues, attributed to the geographic location of the customers’ bill-to address, were as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)
Americas	$5,374	$5,474
EMEA	30	49
Asia Pacific	59	53
Total revenues	$5,463	$5,576

The Company does not separately allocate specific assets to these geographic locations.

9. Commitments and Contingencies

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

10. Equity Transactions

On March 6, 2018, the Company completed a private placement with several investors, wherein a total of 2,857,144 shares of the Company’s common stock was issued at a purchase price of $1.75 per share, with each investor also receiving a warrant to purchase up to a number of shares of Common Stock equal to the number of shares of Common Stock purchased by such investor in the offering at an exercise price of $2.17 per share, for a total purchase price of $5,000,000 (the “Offering”). The Offering raised net cash proceeds of approximately $4,475,000 (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for working capital purposes, to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

The Company engaged Chardan Capital Markets, LLC (“Chardan”) as placement agent for the Offering pursuant to an engagement letter agreement. The Company agreed to pay Chardan a cash placement fee equal to 8.0% of the gross proceeds of the Offering, and has issued to Chardan a warrant to purchase shares of Common Stock equal to 3.0% of the number of shares sold in the Offering (the “Chardan Warrant”).  The Chardan Warrant has an exercise price of $2.365 per share, a term of 5.5 years from the closing date of the Offering, and otherwise has identical terms to the warrants issued to the investors in the Offering.

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

The Company has outstanding warrants pursuant to an agreement entered into on September 6, 2016 with Unterberg Koller Capital Fund L.P. The Offering on March 6, 2018 caused a Triggering Event as defined in the agreement, and the warrants were repriced from an exercise price of $2.14 to $2.07. The Triggering Event charges of $11 thousand were recorded to Stockholders’ Equity during the quarter.

In connection with the Company’s September 2017 offering of Series B Preferred Stock, the Company entered into a Registration Rights Agreement with investors (“Series B Stockholders”) under which the Company agreed to prepare and file a registration statement with the SEC within 30 days after closing for the purpose of registering the resale of shares of Common Stock issuable upon conversion of the Series B Preferred Stock (the “Resale Registration Statement”). The Company agreed to use its reasonable best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 days after the closing (120 days in the event the registration statement is reviewed by the SEC) and agreed to pay liquidated damages to the Series B Stockholders if the Resale Registration Statement were not to become effective within the applicable time period. The Resale Registration Statement became effective on April 19, 2018, which was later than the specified deadline, resulting in liquidated damage payments of $48 thousand to Series B Stockholders. Certain Series B Stockholders, including without limitation, Smith and Arno, waived their rights to receive liquidated damage payments.

11. Income Taxes

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a five-year historical cumulative loss as of the end of fiscal year 2017.  These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2017 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2017, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $52.9 million, as of March 31, 2018.

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

12. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events.  The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.

On May 3, 2018, the Company completed a private placement with several investors, wherein a total of 3,170,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) was issued at a purchase price of $2.21 per share, with each investor also receiving a warrant to purchase up to a number of shares of Common Stock equal to the number of shares of Common Stock purchased by such investor in the offering at an exercise price of $2.11 per share (the “Warrants”), for a total purchase price of approximately $7,000,000 (the “May 2018 Offering”).

The May 2018 Offering raised net cash proceeds of approximately $6,300,000 (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the May 2018 Offering for working capital purposes, and to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

The Company engaged Chardan as placement agent for the May 2018 Offering pursuant to an engagement letter agreement.  The Company agreed to pay Chardan a cash placement fee equal to 7.0% of the gross proceeds of the offering. The Company also engaged Roth Capital Partners, LLC (“Roth”) as its financial advisor for the May 2018 Offering.  The Company agreed to pay Roth a cash fee equal to 2.0% of the gross proceeds of the offering.

In connection with the May 2018 Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors containing customary representations and warranties.  The Company and investors also entered into a Registration Rights Agreement under which the Company will prepare and file a registration statement (the “Resale Registration Statement”) with the SEC for the purpose of registering the resale of shares of Common Stock issued in the May 2018 Offering. The Company will use its reasonable best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 30 days after the filing thereof (60 days in the event the registration statement is reviewed by the SEC). If the Company fails to meet the specified filing deadlines or keep the Resale Registration Statement effective, subject to certain permitted exceptions, the terms of the Registration Rights Agreement provide that the Company will be required to pay liquidated damages to the purchasers. The Company also agreed, among other things, to indemnify the selling holders under the Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to the Company’s performance of or compliance with the Registration Rights Agreement.

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

•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	intense competition in our industry and our ability to successfully compete;
•	the pace at which the market for new products develop;
•	our ability to hire and retain key personnel;
•	the availability of third party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the existence of undetected software defects in our products;
•	the impact of governmental regulations on our business and our industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	the risks inherent with international operations;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business; and,
•	the risk of being delisted from NASDAQ if we fail to meet any of the listing requirements.

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

Over the past three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly scalable client and server applications. Tier 1 mobile network operators, cable providers, original equipment manufacturers (“OEMs”)/device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers and the IoT.

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended March 31,
	2018	2017
Wireless:
Sprint (& affiliates)	75.3%	61.8%
Graphics:
FastSpring	10.0%	13.9%

The two customers listed above comprised 80% and 75% of our accounts receivable as of March 31, 2018 and 2017, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for each of the three months ended March 31, 2018 and 2017. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2018	2017
Revenues	100.0%	100.0%
Cost of revenues	24.0	23.0
Gross profit	76.0	77.0
Operating expenses:
Selling and marketing	31.7	32.2
Research and development	41.3	44.8
General and administrative	40.1	39.3
Restructuring expense	—	7.0
Total operating expenses	113.1	123.3
Operating loss	(37.1)	(46.3)
Interest expense, net	(3.1)	(5.1)
Change in fair value of warrant liability	(2.5)	—
Other expense	(0.7)	(0.2)
Loss before provision for income taxes	(43.4)	(51.6)
Provision for income tax expense	0.2	0.1
Net loss	(43.6)%	(51.7)%

Segment Revenues

The following table shows the revenues generated by each business segment (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Wireless	$4,816	$4,359
Graphics	647	1,217
Total revenues	5,463	5,576
Cost of revenues	1,309	1,283
Gross profit	$4,154	$4,293

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues. Revenues were $5.5 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $0.1 million, or 2.0%. Wireless revenue of $4.8 million increased $0.5 million, or 10.5%, primarily due to increased revenues from Sprint, our largest customer associated with growth in both the CommSuite and Safepath products. Graphics revenue decreased by $0.6 million or 46.8% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys, which permitted us to market, license and provide support for the English-language version of Clip Studio Paint (formerly Manga Studio), in 2017.

Cost of revenues. Cost of revenues were flat at $1.3 million for each of the three months ended March 31, 2018 and 2017.

Gross profit. Gross profit was $4.2 million, or 76% of revenues, for the three months ended March 31, 2018, compared to $4.3 million, or 77% of revenues, for the three months ended March 31, 2017. Lower revenues were offset by cost reductions.

Selling and marketing. Selling and marketing expenses were $1.7 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of less than $.01 million, or 3.5%. This decrease was primarily due to headcount and other cost reduction activities in 2017. The amortization of intangible assets was $0.1 million for the three months ended March 31, 2018 and 2017.

Research and development. Research and development expenses were $2.3 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 9.7%. This decrease was primarily due to headcount and other cost reduction activities in 2017.

General and administrative. General and administrative expenses remained flat at $2.2 million for each of the three months ended March 31, 2018 and 2017.

Restructuring expense. Restructuring expense was $0 and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Restructuring charges in 2017 related primarily to one-time employee terminations of $0.2 million and the accelerated vesting of stock awards of $0.2 million.

Interest expense, net. Interest expense was $0.2 million for the three months ended March 31, 2018, which consisted of interest on notes payable of $0.1 million and amortization of the debt discount and issuance costs was less than $0.1 million. Interest expense on notes payable was $0.3 million for the three months ended March 31, 2017.

Change in fair value of warrant liability. The change in the fair value of the warrant liability was $0.1 million and $0 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

See Note 3 of the consolidated financial statements for management’s going concern evaluation of the Company.

At March 31, 2018, we had $3.7 million in cash and cash equivalents and $5.5 million of working capital.

Operating activities

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2018. The primary uses of operating cash were to fund our net loss of $2.4 million, adding back non-cash net expenses of $0.6 million, an increase in accounts receivable of $0.2 million, and a decrease in accounts payable and accrued expenses of less than $0.1 million. This usage was offset by an increase in deferred revenue of $0.1 million and a decrease in prepaid expenses and other current assets of $0.1 million.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2017.  The primary uses of operating cash were to fund our net loss of $2.2 million, adding back non-cash net expenses of $0.2 million, and decreases in accounts payable and accrued expenses of $0.7 million.  This usage was partially offset by an increase in deferred revenue of $0.6 million, and decreases in prepaid expenses and other assets for $0.2 million and accounts receivable of $0.2 million.

Investing activities

Net cash used in investing activities was $16 thousand and $13 thousand for the three months ended March 31, 2018 and 2017, respectively, which was related to capital expenditures.

Financing activities

Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2018. We received net proceeds of approximately $4.5 million from the sale of our common stock in a private placement, which was offset by payment of $1.0 million of related party notes payable and $0.1 million payment of dividends on preferred stock.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2017, resulting from short-term loans from two of our Board members.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2017 Annual Report on Form 10-K.

Recent Accounting Guidance

See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our critical accounting policies and estimates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	5,653		$2.66	—	—
February 1 - 28, 2018	5,330		2.20	—	—
March 1 - 31, 2018	4,724		$1.60	—	—
Total	15,707	(a)	$2.18

The above table includes:

(a)

Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 15,707 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

Item 6. Exhibits

Exhibit	Description

10.1

Second Amendment to Secured Promissory Note, dated January 30, 2018, between the Company and Steven L. Elfman and Monique P. Elfman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.2

Amendment to Secured Promissory Note, dated January 30, 2018, between the Company and William W. Smith, Jr. and Dieva L. Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.3

Amendment to Secured Promissory Note, dated January 30, 2018, between the Company and Next Generation TC FBO Andrew Arno IRA 1663 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.4

Amendment to Secured Promissory Note, dated January 30, 2018, between the Company and  Andrew Arno (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.5

Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Company and William W. Smith, Jr. and Dieva L. Smith (incorporated by reference to Exhibit 10.20.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2018)

10.6

Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Company and Next Generation TC FBO Andrew Arno IRA 1663 (incorporated by reference to Exhibit 10.24.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2018)

10.7

Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Company and  Andrew Arno (incorporated by reference to Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2018)

10.8

Securities Purchase Agreement, dated March 5, 2018, between the Company and each purchaser identified on the signature pages thereto (the “March SPA”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018)

10.9

Registration Rights Agreement, dated  March 5, 2018, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018)

10.10

Form of Common Stock Purchase Warrant issued by the Company to the investors party to the March SPA (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 6, 2018)

10.11	Letter Agreement, dated March 5, 2018, between the Company and William W. Smith, Jr. and Dieva L. Smith, filed herewith

10.12	Letter Agreement, dated March 5, 2018, between the Company and Andrew Arno, filed herewith

10.13	Form of Lock-Up Agreement entered into between the Company and each of its directors and certain executive officers in connection with the March SPA, filed herewith

10.14	Form of Voting Agreement entered into between the Company and each of its directors and certain executive officers in connection with the March SPA, filed herewith

10.15	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 15, 2018	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2018	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)