Form 10-Q
period 2018-06-30
SMITH MICRO SOFTWARE INC
filed 2018-07-27
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, there were 25,003,420 shares of common stock outstanding.

.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,745	$2,205
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $170 (2018) and $221 (2017)	6,182	5,145
Prepaid expenses and other current assets	774	576
Total current assets	15,701	7,926
Equipment and improvements, net	1,060	1,229
Deferred tax assets, net	404	404
Other assets	148	146
Intangible assets, net	359	487
Goodwill	3,685	3,685
Total assets	$21,357	$13,877
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,315	$1,333
Accrued payroll and benefits	1,998	1,994
Related-party notes payable	—	1,000
Other accrued liabilities	411	416
Deferred revenue	261	73
Total current liabilities	3,985	4,816
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $0 (2018) and $0 (2017)	1,200	1,200
Notes payable, net of discount & issuance costs of $312 (2018) and $442 (2017)	1,689	1,558
Warrant liability	9,004	—
Deferred rent	846	970
Other long term liabilities	649	766
Total non-current liabilities	13,388	4,494
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2018 and 2017); 1,370 and 5,500 shares outstanding (2018 and 2017, respectively)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 25,003,420 and 14,268,765 shares issued and outstanding (2018 and 2017, respectively)	25	14
Additional paid-in capital	241,790	237,486
Accumulated comprehensive deficit	(237,831)	(232,933)
Total stockholders’ equity	3,984	4,567
Total liabilities and stockholders' equity	$21,357	$13,877

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,945	$5,862	$12,408	$11,438
Cost of revenues	1,116	1,285	2,425	2,568
Gross profit	5,829	4,577	9,983	8,870
Operating expenses:
Selling and marketing	1,447	1,461	3,177	3,254
Research and development	2,195	2,174	4,450	4,671
General and administrative	2,061	2,239	4,251	4,428
Restructuring expense	52	322	52	714
Total operating expenses	5,755	6,196	11,930	13,067
Operating income (loss)	74	(1,619)	(1,947)	(4,197)
Other expense:
Interest expense, net	(143)	(329)	(314)	(613)
Change in fair value of warrant liability	(2,085)	—	(2,224)	—
Other income (expense)	(10)	1	(50)	(9)
Loss before provision for income taxes	(2,164)	(1,947)	(4,535)	(4,819)
Provision for income tax expense	13	5	23	13
Net loss	$(2,177)	$(1,952)	$(4,558)	$(4,832)

Net loss per share:
Basic and diluted	$(0.11)	$(0.15)	$(0.26)	$(0.38)
Weighted average shares outstanding:
Basic and diluted	21,888	13,179	18,612	12,674

Preferred dividends per share	$50.38	$—	$71.16	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(4,558)	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	463
Amortization of debt discounts and financing issuance costs	131	260
Provision for doubtful accounts and other adjustments to accounts receivable	(3)	74
Provision for excess and obsolete inventory	(10)	—
Gain on disposal of fixed assets	—	(6)
Stock based compensation	410	834
Change in fair value of warrant liability	2,224	—
Change in operating accounts:
Accounts receivable	(1,034)	177
Prepaid expenses and other assets	(190)	(35)
Accounts payable and accrued liabilities	(351)	(1,252)
Deferred revenue	188	470
Net cash used in operating activities	(2,786)	(3,847)
Investing activities:
Capital expenditures	(110)	(63)
Net cash used in investing activities	(110)	(63)
Financing activities:
Proceeds from stock sale for employee stock purchase plan	3	2
Proceeds from common stock offering, net of expenses	10,759	2,056
Proceeds from (payments of) short-term secured promissory notes	(1,000)	2,000
Dividends paid on preferred stock	(326)	—
Net cash provided by financing activities	9,436	4,058
Net increase in cash and cash equivalents	6,540	148
Cash and cash equivalents, beginning of period	2,205	2,229
Cash and cash equivalents, end of period	$8,745	$2,377

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10	$5
Cash paid for interest expense	219	331

Supplemental schedule of non-cash financing activities:
Issuance of common stock warrants in connection with stock offering	$6,780	$64

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of June 30, 2018, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three and six months ended June 30, 2018 and 2017, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018 and amended April 17, 2018.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This updated standard supersedes nearly all existing revenue recognition guidance under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company adopted the provisions of Topic 606 during the first quarter of 2018, and there was no impact on the consolidated financial statements.

Revenue Recognition

We currently report our net revenues under two operating groups: Wireless and Graphics. Generally, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable.  We recognize revenues from sales of our software (or software that we are licensed to distribute) to our customers or end users as completed products are shipped and title passes, or from royalties generated as authorized customers duplicate our software, if the other requirements are met. If the requirements are not met as of the date of shipment, revenue is not recognized until these elements are known or resolved.

For Wireless, we recognize revenue using several different methods beyond the method previously mentioned. First, we provide some customers a subscription service arrangement (the “Platform”). This Platform is then deployed to their customers, the end users, either directly by the user or by the customer initiating a download of the Platform. Our service arrangement can include the use of the software application, hosting services, and maintenance and support services for the Platform. This type of arrangement is recognized on a point in time basis separately for each billing cycle (i.e. monthly or quarterly) based on the individual metrics within that period, and results in either a fixed fee per end user or a revenue sharing arrangement based on amounts received by our customers. Second, we provide other related services to some customers specific to hosting services, and maintenance and support services. These arrangements are recognized on a per period basis (i.e. typically monthly or quarterly) based on the individual arrangements agreed upon with our customers. These arrangements typically include a fixed fee for services offered within the period.  Sometimes these types of services include up-front, non-refundable set-up fees. Revenue is recognized for these fees over the term of the agreement.  Third, we provide a limited custom software development services under a fixed fee arrangement. This revenue is recognized based on agreed-upon deliverables and milestones – when value is provided to the customer a portion of the revenue is recognized. There are no significant judgments required for this revenue. However, we do make some estimates to accrue revenue through the fiscal quarter ends.

For Graphics, management reviews available retail channel information and makes a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenues for consignment sales are not recognized until sell-through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty-day return period, but such returns are reasonably estimable and have historically been minimal. We also provide technical support to our customers. Such costs have historically been insignificant.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Wireless:
Software	$262	$72	$262	$72
Platform	5,646	3,653	9,873	$7,254
Services	572	671	1,066	$1,361
Contract	26	233	121	301
Total wireless	$6,506	$4,629	$11,322	$8,988
Graphics:
Software	439	1,233	1,086	2,450
Total revenues	$6,945	$5,862	$12,408	$11,438

Fair Value Measurements

The Company measures and discloses fair value measurements as required by FASB Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures.

Fair value is an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As required by FASB ASC Topic No. 820, we measure our warrant liability at fair value. Our warrant liability is classified within Level 3 as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from, or corroborated by, observable market data by correlation or other means.

As required by FASB ASC Topic No. 820, we utilize quoted market prices to estimate the fair value of our fixed rate debt, when available. If quoted market prices are not available, we calculate the fair value of our fixed rate debt based on a currently available market rate, assuming the loans are outstanding through maturity and considering the collateral securing the loans. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to the debt.

3. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three and six months ended June 30, 2018, management evaluated whether there were conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Operating losses for 12 consecutive quarters.
•	Negative cash flow from operating activities for 9 consecutive quarters.

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

The Company will take the following actions, if it starts to trend unfavorably against its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional funds through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

4. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at June 30, 2018 and December 31, 2017.

5. Debt and Fair Value of Financial Instruments

At June 30, 2018 and December 31, 2017, the carrying value and the aggregate fair value of the Company’s warrant liability and short- and long-term debt were as follows (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Warrant liability	$9,004	$9,004	$—	$—
Short-term debt, related party	—	—	1,000	1,000
Long-term debt, related party	1,200	1,200	1,200	1,200
Long-term debt	1,689	1,689	1,558	1,558
Total	$11,893	$11,893	$3,758	$3,758

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable or not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis follows (in thousands):

Balance at December 31, 2017 (audited)	$—
Warrants issued	6,780
Change in fair value of warrant liability	2,224
Balance at June 30, 2018 (unaudited)	$9,004

Warrant Liability

As further discussed in Note 10, on March 6, 2018, the Company completed a private placement with several investors (the “March Offering”), wherein a total of 2,857,144 shares of the Company’s common stock were issued at a purchase price of $1.75 per share, for a total purchase price of $5.0 million. Each investor also received a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the March Offering at an exercise price of $2.17 per share.

The initial fair value of the warrant liability associated with the March Offering was $2.9 million, and the fair value has increased to $4.3 million as of June 30, 2018.

As further discussed in Note 10, on May 3, 2018, the Company completed a private placement with several investors (the “May Offering”), wherein a total of 3,170,000 shares of the Company’s common stock were issued at a purchase price of $2.21 per share, for a total purchase price of $7.0 million. Each investor also received a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the May Offering at an exercise price of $2.11 per share.

The initial fair value of the warrant liability associated with the May Offering was $3.9 million, and the fair value has increased to $4.7 million as of June 30, 2018.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they either are exercised or expire. The warrants are not traded in an active securities market and, as such, the estimated fair value as of June 30, 2018 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

	March 5, 2018	May 3, 2018
	Warrants	Warrants
Expected term	5.17	5.33
Common stock market price	$2.29	$2.29
Risk-free interest rate	2.65%	2.65%
Expected volatility	74.6%	73.5%
Resulting fair value (per warrant)	$1.47	$1.48

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

Debt

On January 30, 2018, the Company amended certain of its existing Secured Promissory Notes (the “Notes”) for the sole purpose of extending the relevant maturity dates. The Note dated August 18, 2017 issued to Steven L. Elfman and Monique P. Elfman was amended to extend its maturity date to February 11, 2018 and was subsequently paid in full. The Note dated June 26, 2017 issued to William W. Smith, Jr. and Dieva L. Smith was amended to extend its maturity date to July 25, 2018. The Notes dated August 24, 2017 issued to Next Generation TC FBO Andrew Arno IRA 1663 and Andrew Arno were amended to extend the maturity date of each to July 25, 2018.

As a condition to closing of the March Offering, the following Notes were further amended for the sole purpose of extending the maturity dates of each to March 25, 2020: (i) Secured Promissory Note dated June 26, 2017, issued to William W. Smith and Dieva L. Smith, as amended; (ii) Secured Promissory Note dated August 24, 2017, issued to Next Generation TC FBO Andrew Arno IRA 1663, as amended; and (iii) Secured Promissory Note, dated August 24, 2017 issued to Andrew Arno, as amended.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net loss	$(2,177)	$(1,952)	$(4,558)	$(4,832)
Dividends paid to preferred stockholders	(185)	—	(326)	—
Net loss available to common stockholders	$(2,362)	$(1,952)	$(4,884)	$(4,832)
Denominator:
Weighted average shares outstanding – basic	21,888	13,179	18,612	12,674
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	21,888	13,179	18,612	12,674
Shares excluded (anti-dilutive)	—	—	—	—
Shares excluded due to an exercise price greater than weighted average stock price for the period	7,100	1,973	3,930	1,869
Net loss per common share:
Basic	$(0.11)	$(0.15)	$(0.26)	$(0.38)
Diluted	$(0.11)	$(0.15)	$(0.26)	$(0.38)

7. Stock-Based Compensation

Stock Plans

During the three and six months ended June 30, 2018, the Company granted 0 and 1,125,000 shares of restricted stock, respectively. As of June 30, 2018, there were 2.8 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

8. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath®, and QuickLink® family of products. Graphics includes our consumer-based products: Poser®, Moho®, MotionArtist® and StuffIt®, and through April 2018 included third-party software products under the Clip Studio® brand, which we distributed under an agreement which expired in October 2017 and permitted certain post-termination distribution rights until April 2018.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Wireless	$6,506	$4,629	$11,322	$8,988
Graphics	439	1,233	1,086	2,450
Total revenues	$6,945	$5,862	$12,408	$11,438

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Wireless:
Sprint (& affiliates)	79.4%	61.8%	77.6%	60.6%
Graphics:
FastSpring	3.4%	15.6%	6.3%	14.8%

The two customers listed above comprised 86% and 75% of our accounts receivable as of June 30, 2018 and 2017, respectively.

Geographical Information

During the three and six months ended June 30, 2018 and 2017, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific.  Revenues, attributed to the geographic location of the customers’ bill-to address, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Americas	$6,867	$5,763	$12,241	$11,236
EMEA	29	31	59	81
Asia Pacific	49	68	108	121
Total revenues	$6,945	$5,862	$12,408	$11,438

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

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in connection with certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale, and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from use of such facility or under such lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

10. Equity Transactions

March 2018 Offering

On March 6, 2018, the Company completed the March Offering, wherein a total of 2,857,144 shares of the Company’s common stock were issued at a purchase price of $1.75 per share, for a total purchase price of $5.0 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the offering at an exercise price of $2.17 per share. The March Offering raised net cash proceeds of approximately $4.5 million (after deducting the placement agent fee and expenses of the March Offering). The Company intends to use the net cash proceeds from the March Offering for working capital purposes, to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

The Company engaged Chardan Capital Markets, LLC (“Chardan”) as placement agent for the March Offering pursuant to an engagement letter agreement. The Company agreed to pay Chardan a cash placement fee equal to 8.0% of the gross proceeds of the March Offering, and issued to Chardan a warrant to purchase shares of common stock equal to 3.0% of the number of shares sold in the March Offering (the “Chardan Warrant”). The Chardan Warrant has an exercise price of $2.365 per share, a term of 5.5 years from the closing date of the March Offering, and otherwise has identical terms to the warrants issued to the investors in the March Offering.

In connection with the March Offering, on March 5, 2018, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with investors containing customary representations and warranties. Pursuant to the terms of the March Purchase Agreement, the Company agreed to use its best efforts to cause the conversion of all shares of the Company’s Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) into shares of common stock pursuant to the terms of the Company’s Certificate of Designation (the “Certificate of Designation”) with respect to the Series B Preferred Stock. In connection therewith, the Company entered into letter agreements with each of William W. Smith, Jr. (“Smith”) and Andrew Arno (“Arno”), whereby each of Smith and Arno agreed to take certain action to convert the shares of Series B Preferred Stock held by them pursuant to terms outlined in the March Purchase Agreement, and further agreed that the shares of common stock issued upon such conversion shall not be subject to resale registration rights. Pursuant to the terms of the March Purchase Agreement, the Company entered into voting agreements with each of its directors, executive officers and greater than 10% stockholders, by which each such person agreed to vote all shares of Company capital stock held by them in favor of waiving any applicable beneficial ownership threshold in the Company’s existing Certificate of Designation for the Series B Preferred Stock.

In connection with the March Offering, the Company and investors also entered into a Registration Rights Agreement (the “March Registration Rights Agreement”) under which the Company prepared and filed a registration statement with the SEC for the purpose of registering the resale of shares of common stock issued in the March Offering, and such registration statement became effective within the time period agreed in the March Registration Rights Agreement.

May 2018 Offering

On May 3, 2018, the Company completed the May Offering, wherein a total of 3,170,000 shares of the Company’s common stock were issued at a purchase price of $2.21 per share, for a total purchase price of approximately $7.0 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the Offering at an exercise price of $2.11 per share. The May Offering raised net cash proceeds of approximately $6.3 million (after deducting the placement agent fee and expenses). The Company intends to use the net cash proceeds from the May Offering for working capital purposes, and to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

The Company engaged Chardan as placement agent for the May Offering pursuant to an engagement letter agreement. The Company agreed to pay Chardan a cash placement fee equal to 7.0% of the gross proceeds of the May Offering. The Company also engaged Roth Capital Partners, LLC (“Roth”) as its financial advisor for the May Offering. The Company agreed to pay Roth a cash fee equal to 2.0% of the gross proceeds of the May Offering.

In connection with the May Offering, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with investors containing customary representations and warranties. The Company and investors also entered into a Registration Rights Agreement (the “May Registration Rights Agreement”) under which the Company prepared and filed a registration statement with the SEC for the purpose of registering the resale of shares of common stock issued in the May Offering, and such registration statement became effective within the time period agreed in the May Registration Rights Agreement.

The Company has outstanding warrants issued pursuant to an agreement entered into on September 6, 2016 with Unterberg Koller Capital Fund L.P. (the “Unterberg Warrant Agreement”). The March Offering caused a Triggering Event as defined in the Unterberg Warrant Agreement, and the warrants were repriced from an exercise price of $2.14 to $2.07. The Triggering Event charges of $11 thousand were recorded to Stockholders’ Equity during the quarter.

In connection with the Company’s September 2017 offering of Series B Preferred Stock (the “Series B Transaction”) to certain investors (the “Series B Stockholders”), the Company entered into a Registration Rights Agreement with investors (the “Series B Registration Rights Agreement”) under which the Company agreed to prepare and file a registration statement with the SEC within 30 days after closing of the Series B Transaction for the purpose of registering the resale of shares of common stock issuable upon conversion of the Series B Preferred Stock (the “Conversion Shares”). The Company agreed to use its reasonable best efforts to cause such resale registration statement to be declared effective by the SEC within 90 days after the closing of the Series B Transaction (120 days in the event the registration statement is reviewed by the SEC) and agreed to pay liquidated damages to the Series B Stockholders if such resale registration statement were not to become effective within the applicable time period. The Conversion Shares were included in the registration statement filed in connection with the March Offering, and such registration statement became effective on April 19, 2018, which was later than the deadline specified in the Series B Registration Rights Agreement, resulting in liquidated damage payments of $48 thousand to Series B Stockholders. Certain Series B Stockholders, including without limitation, Smith and Arno, waived their rights to receive such liquidated damage payments.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a five-year historical cumulative loss as of the end of fiscal 2017.  These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2017 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2017, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $52.9 million, as of June 30, 2018.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are currently subject to IRS examination for the 2013 – 2016 tax years. State income tax returns are subject to examination for a period of three to four years after filing.  The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our consolidated financial results. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

12. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures are required.

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

•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	intense competition in our industry and our ability to successfully compete;
•	the pace at which the markets for new products develop;
•	our ability to hire and retain key personnel;
•	the availability of third party intellectual property and licenses needed for our operations on commercially reasonable terms or at all;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the existence of undetected software defects in our products;
•	the impact of governmental regulations on our business and our industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	the risks inherent with international operations;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business; and
•	the risk of being delisted from NASDAQ if we fail to meet any of its listing requirements.

The forward-looking statements contained in this report are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this report is filed with the Securities and Exchange Commission. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.

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

Over the past three decades, Smith Micro has developed deep expertise in embedded software for mobile devices, policy-based management platforms, and highly scalable client and server applications. Tier 1 mobile network operators, cable providers, original equipment manufacturers (“OEMs”), device manufacturers, and enterprise businesses across a wide range of industries use our software to capitalize on the growth of connected consumers and the IoT.

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Wireless:
Sprint (& affiliates)	79.4%	61.8%	77.6%	60.6%
Graphics:
FastSpring	3.4%	15.6%	6.3%	14.8%

The two customers listed above comprised 86% and 75% of our accounts receivable as of June 30, 2018 and 2017, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for each of the three and six months ended June 30, 2018 and 2017. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0	100.0%
Cost of revenues	16.1	21.9	19.5	22.5
Gross profit	83.9	78.1	80.5	77.5
Operating expenses:
Selling and marketing	20.8	24.9	25.6	28.4
Research and development	31.6	37.1	35.9	40.8
General and administrative	29.7	38.2	34.3	38.7
Restructuring expense	0.7	5.5	0.4	6.2
Total operating expenses	82.8	105.7	96.2	114.1
Operating income (loss)	1.1	(27.6)	(15.7)	(36.6)
Interest expense, net	(2.1)	(5.6)	(2.5)	(5.4)
Change in fair value of warrant liability	(30.0)	—	(17.9)	—
Other income (expense)	(0.1)	—	(0.4)	(0.1)
Loss before provision for income taxes	(31.1)	(33.2)	(36.5)	(42.1)
Provision for income tax expense	0.2	0.1	0.2	0.1
Net loss	(31.3)%	(33.3)%	(36.7)%	(42.2)%

Segment Revenues

The following table shows the revenues generated by each business segment for each of the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Wireless	$6,506	$4,629	$11,322	$8,988
Graphics	439	1,233	1,086	2,450
Total revenues	6,945	5,862	12,408	11,438
Cost of revenues	1,116	1,285	2,425	2,568
Gross profit	$5,829	$4,577	$9,983	$8,870

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues. Revenues were $6.9 million and $5.9 million for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $1.1 million, or 18.5%. Wireless revenue of $6.5 million increased $1.9 million, or 40.5%, primarily due to increased revenues from our largest customer, Sprint, associated with growth in both the CommSuite and SafePath products. Graphics revenue decreased by $0.8 million or 64.4% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys, which permitted us to market, license and provide support for the English-language version of Clip Studio Paint (formerly Manga Studio), in 2017.

Cost of revenues. Cost of revenues were $1.1 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 13.2%, primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $5.8 million, or 84% of revenues, for the three months ended June 30, 2018, compared to $4.6 million, or 78% of revenues, for the three months ended June 30, 2017.

Selling and marketing. Selling and marketing expenses were $1.4 million and $1.5 million for the three months ended June 30, 2018 and 2017. The amortization of intangible assets was $0.1 million for each of the three months ended June 30, 2018 and 2017.

Research and development. Research and development expenses were $2.2 million for each of the three months ended June 30, 2018 and 2017.

General and administrative. General and administrative expenses were $2.1 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively.

Restructuring expense. Restructuring expense was less than $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Restructuring charges in 2017 related primarily to one-time employee terminations of $0.2 million and the accelerated vesting of stock awards of $0.2 million. Restructuring charges in 2018 related primarily to one-time employee termination costs.

Interest expense, net. Interest expense was $0.1 million for the three months ended June 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. Interest expense on notes payable was $0.3 million for the three months ended June 30, 2017.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $2.1 million and $0 for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues. Revenues were $12.4 million and $11.4 million for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $1.0 million, or 8.5%. Wireless revenue of $11.3 million increased $2.3 million, or 26.0%, primarily due to increased revenues from our largest customer, Sprint, associated with growth in both the CommSuite and SafePath products. Graphics revenue decreased by $1.4 million or 55.7% over last year, primarily related to the termination of our reseller agreement with Celsys.

Cost of revenues. Cost of revenues were $2.4 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cost is primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $10.0 million, or 81% of revenues, for the six months ended June 30, 2018, compared to $8.9 million, or 78% of revenues, for the six months ended June 30, 2017.

Selling and marketing. Selling and marketing expenses were $3.2 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of less than $0.1 million, or 2.1%. This decrease was primarily due to headcount and other cost reduction activities in 2017. The amortization of intangible assets was $0.1 million for each of the six months ended June 30, 2018 and 2017.

Research and development. Research and development expenses were $4.5 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 4.7%. This decrease was primarily due to headcount and other cost reduction activities in 2017.

General and administrative. General and administrative expenses were $4.3 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.

Restructuring expense. Restructuring expense was less than $0.1 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Restructuring charges in 2017 related primarily to one-time employee terminations of $0.2 million and the accelerated vesting of stock awards of $0.2 million. Restructuring charges in 2018 related primarily to one-time employee termination costs.

Interest expense, net. Interest expense was $0.3 million for the six months ended June 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. Interest expense on notes payable was $0.6 million for the six months ended June 30, 2017.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $2.2 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

See Note 3 of the consolidated financial statements for management’s going concern evaluation of the Company.

At June 30, 2018, we had $8.7 million in cash and cash equivalents and $11.7 million of working capital.

Operating activities

Net cash used in operating activities was $2.8 million for the six months ended June 30, 2018. The primary uses of operating cash were to fund our net loss of $4.6 million, adding back non-cash net expenses of $3.2 million, an increase in accounts receivable of $1.0 million, an increase in prepaid expenses and other assets of $0.2 million, and a decrease in accounts payable and accrued expenses of $0.4 million. This usage was partially offset by an increase in deferred revenue of $0.2 million.

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2017. The primary uses of operating cash were to fund our net loss of $4.8 million, adding back non-cash net expenses of $1.6 million, and decreases in accounts payable and accrued expenses of $1.3 million and prepaid expenses and other assets of less than $0.1 million. This usage was partially offset by an increase in deferred revenue of $0.5 million, and a decrease and accounts receivable of $0.2 million.

Investing activities

Net cash used in investing activities was $110 thousand and $63 thousand for the six months ended June 30, 2018 and 2017, respectively, which in each case was related to capital expenditures.

Financing activities

Net cash provided by financing activities was $9.4 million for the six months ended June 30, 2018. We received net proceeds of approximately $10.8 million from the sale of our common stock in two private placements, which was partially offset by payments of $1.0 million of related party notes payable and $0.3 million of dividends on preferred stock.

Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2017, resulting from short-term loans from two of our Board members and proceeds from the sale of our common stock in a private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2017 Annual Report on Form 10-K, as amended.

Recent Accounting Guidance

See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our critical accounting policies and estimates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this report.  The consolidated financial statements were prepared in conformity with U.S. GAAP and include amounts based on management’s best estimates and judgments.  Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

The Audit Committee of the Company’s Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, SingerLewak LLP, and representatives of management to review accounting, financial reporting, internal control, and audit matters, as well as the nature and extent of the audit effort.  The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018	9,235		$1.76	—	—
May 1 - 31, 2018	8,761		1.87	—	—
June 1 - 30, 2018	8,559		2.43	—	—
Total	26,555	(a)	$2.01

The above table includes:

(a)

Repurchases of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards, in an aggregate amount of 26,555 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

10.1

Securities Purchase Agreement, dated May 3, 2018, between the Company and each purchaser identified on the signature pages thereto (the “May SPA”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018)

10.2

Registration Rights Agreement, dated  May 3, 2018, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2018)

10.3

Form of Common Stock Purchase Warrant issued by the Company to the investors party to the May SPA (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2018)

10.4*

Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 15, 2018)

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

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

July 27, 2018	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2018	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)