Form 10-Q
period 2018-09-30
SMITH MICRO SOFTWARE, INC
filed 2018-10-26
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

As of October 23, 2018, there were 25,027,129 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,387	$2,205
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $161 (2018) and $221 (2017)	6,328	5,145
Prepaid expenses and other current assets	745	576
Total current assets	15,460	7,926
Equipment and improvements, net	940	1,229
Deferred tax assets, net	404	404
Other assets	140	146
Intangible assets, net	297	487
Goodwill	3,685	3,685
Total assets	$20,926	$13,877
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,139	$1,333
Accrued payroll and benefits	1,843	1,994
Related-party notes payable	—	1,000
Other accrued liabilities	438	416
Deferred revenue	120	73
Total current liabilities	3,540	4,816
Non-current liabilities:
Related-party notes payable	1,200	1,200
Notes payable, net of discount & issuance costs of $245 (2018) and $442 (2017)	1,755	1,558
Warrant liability	9,918	—
Deferred rent	784	970
Other long term liabilities	591	766
Total non-current liabilities	14,248	4,494
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2018 and 2017); 1,370 and 5,500 shares outstanding (2018 and 2017, respectively)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 25,005,199 and 14,268,765 shares issued and outstanding (2018 and 2017, respectively)	25	14
Additional paid-in capital	241,970	237,486
Accumulated comprehensive deficit	(238,857)	(232,933)
Total stockholders’ equity	3,138	4,567
Total liabilities and stockholders' equity	$20,926	$13,877

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,525	$5,804	$18,933	$17,242
Cost of revenues	979	1,159	3,404	3,727
Gross profit	5,546	4,645	15,529	13,515
Operating expenses:
Selling and marketing	1,311	1,413	4,488	4,667
Research and development	2,049	2,100	6,499	6,771
General and administrative	2,048	2,220	6,299	6,648
Restructuring expense	83	(146)	135	568
Total operating expenses	5,491	5,587	17,421	18,654
Operating income (loss)	55	(942)	(1,892)	(5,139)
Other expense:
Interest expense, net	(128)	(315)	(445)	(928)
Change in fair value of warrant liability	(902)	—	(3,126)	—
Loss on debt extinguishment	—	(405)	—	(405)
Other expense	(1)	(2)	(48)	(10)
Loss before provision for income taxes	(976)	(1,664)	(5,511)	(6,482)
Provision for income tax expense	7	6	30	19
Net loss	$(983)	$(1,670)	$(5,541)	$(6,501)

Net loss per share:
Basic and diluted	$(0.04)	$(0.12)	$(0.28)	$(0.49)
Weighted average shares outstanding:
Basic and diluted	25,020	14,297	20,771	13,221

Preferred dividends per share	$31.58	$—	$105.54	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(5,541)	$(6,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651	694
Amortization of debt discounts and financing issuance costs	197	394
Restructuring costs	—	(146)
Loss on related party debt extinguishment	—	405
Provision for doubtful accounts and other adjustments to accounts receivable	6	78
Provision for excess and obsolete inventory	(18)	—
Gain on disposal of fixed assets	—	(6)
Stock based compensation	674	1,002
Change in fair value of warrant liability	3,126	—
Change in operating accounts:
Accounts receivable	(1,189)	(325)
Prepaid expenses and other assets	(145)	7
Accounts payable and accrued liabilities	(838)	(1,564)
Deferred revenue	47	269
Net cash used in operating activities	(3,030)	(5,693)
Investing activities:
Capital expenditures	(172)	(68)
Net cash used in investing activities	(172)	(68)
Financing activities:
Proceeds from stock sale for employee stock purchase plan	5	2
Proceeds from common stock offering, net of expenses	10,749	2,056
Proceeds from preferred stock offering, net of expenses	—	2,413
Proceeds from (payments of) short-term secured promissory notes	(1,000)	3,000
Dividends paid on preferred stock	(370)	—
Net cash provided by financing activities	9,384	7,471
Net increase in cash and cash equivalents	6,182	1,710
Cash and cash equivalents, beginning of period	2,205	2,229
Cash and cash equivalents, end of period	$8,387	$3,939

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4	$5
Cash paid for interest expense	334	552

Supplemental schedule of non-cash financing activities:
Issuance of common stock warrants in connection with stock offering	$6,792	$2,292

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of September 30, 2018, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three and nine months ended September 30, 2018 and 2017, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and early adoption is allowed in any interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

For Wireless, we recognize revenue using several different methods beyond the method previously mentioned. First, we provide some customers a subscription service arrangement (the “Platform”). This Platform is then deployed to their customers, the end users, either directly by our customer or by the end user initiating a download of the Platform. Our service arrangement can include the use of the software application, hosting services, and maintenance and support services for the Platform. This type of arrangement is recognized on a point in time basis separately for each billing cycle (i.e. monthly or quarterly) based on the individual metrics within that period, and results in either a fixed fee per end user or a revenue sharing arrangement based on amounts received by our customers. Second, we provide other related services to some customers specific to hosting services, and maintenance and support services. These arrangements are recognized on a per period basis (i.e. typically monthly or quarterly) based on the individual arrangements agreed upon with our customers. These arrangements typically include a fixed fee for services offered within the period.  Sometimes these types of services include up-front, non-refundable set-up fees. Revenue is recognized for these fees over the term of the agreement.  Third, we provide a limited custom software development services under a fixed fee arrangement. This revenue is recognized based on agreed-upon deliverables and milestones – when value is provided to the customer a portion of the revenue is recognized. There are no significant judgments required for this revenue. However, we do make some estimates to accrue revenue through the fiscal quarter ends.

For Graphics, we review available retail channel information and make a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. Certain sales to distributors or retailers are made on a consignment basis. Revenues for consignment sales are not recognized until sell-through to the final customer is established. Certain revenues are booked net of revenue sharing payments. Sales directly to end users are recognized upon shipment. End users have a thirty-day return period, but such returns are reasonably estimable and have historically been minimal. We also provide technical support to our customers. Such costs have historically been insignificant.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Wireless:
Software	$48	$193	$311	$264
Platform	5,908	3,603	15,780	10,858
Services	339	593	1,406	1,954
Contract	(12)	301	108	602
Total wireless	$6,283	$4,690	$17,605	$13,678
Graphics:
Software	242	1,114	1,328	3,564
Total revenues	$6,525	$5,804	$18,933	$17,242

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

3. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three and nine months ended September 30, 2018, management evaluated whether there were conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the historical operating loss and negative cash flow from operating activities trends.

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

4. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at September 30, 2018 and December 31, 2017.

5. Debt and Fair Value of Financial Instruments

At September 30, 2018 and December 31, 2017, the carrying value and the aggregate fair value of the Company’s warrant liability and short- and long-term debt were as follows (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Warrant liability	$9,918	$9,918	$—	$—
Short-term debt, related party	—	—	1,000	1,000
Long-term debt, related party	1,200	1,200	1,200	1,200
Long-term debt	1,755	1,755	1,558	1,558
Total	$12,873	$12,873	$3,758	$3,758

The warrants were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods. Because some of the inputs to our valuation model were either not observable or not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of the warrants in future periods.

A roll forward of our warrant liability classified as Level 3 and measured at fair value on a recurring basis follows (in thousands):

Balance at December 31, 2017 (audited)	$—
Warrants issued	6,792
Change in fair value of warrant liability	3,126
Balance at September 30, 2018 (unaudited)	$9,918

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

The initial fair value of the warrant liability associated with the March Offering was $2.9 million, and the fair value has increased to $4.7 million as of September 30, 2018.

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

The initial fair value of the warrant liability associated with the May Offering was $3.9 million, and the fair value has increased to $5.2 million as of September 30, 2018.

All changes in the fair value of warrants will be recognized in our consolidated statements of operations until they either are exercised or expire. The warrants are not traded in an active securities market and, as such, the estimated fair value as of September 30, 2018 was determined by using an option pricing model (Black-Scholes) with the following assumptions:

	March 5, 2018	May 3, 2018
	Warrants	Warrants
Expected term	4.92	5.08
Common stock market price	$2.52	$2.52
Risk-free interest rate	2.89%	2.89%
Expected volatility	70.6%	74.0%
Resulting fair value (per warrant)	$1.58	$1.66

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net loss	$(983)	$(1,670)	$(5,541)	$(6,501)
Dividends paid to preferred stockholders	(43)	—	(370)	—
Net loss available to common stockholders	$(1,026)	$(1,670)	$(5,911)	$(6,501)
Denominator:
Weighted average shares outstanding – basic	25,020	14,297	20,771	13,221
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	25,020	14,297	20,771	13,221
Shares excluded (anti-dilutive)	—	—	—	—
Shares excluded due to an exercise price greater than weighted average stock price for the period	126	1,973	1,086	1,869
Net loss per common share:
Basic	$(0.04)	$(0.12)	$(0.28)	$(0.49)
Diluted	$(0.04)	$(0.12)	$(0.28)	$(0.49)

7. Stock-Based Compensation

Stock Plans

During the three and nine months ended September 30, 2018, the Company granted 0 and 1,125,000 shares of restricted stock, respectively. During the three and nine months ended September 30, 2018, the Company granted 15,000 incentive stock options. As of September 30, 2018, there were 2.8 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

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

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Wireless	$6,283	$4,690	$17,605	$13,678
Graphics	242	1,114	1,328	3,564
Total revenues	$6,525	$5,804	$18,933	$17,242

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Wireless:
Sprint (& affiliates)	86%	59%	81%	60%
Graphics:
FastSpring	3%	13%	5%	14%

The two customers listed above comprised 88% and 68% of our accounts receivable as of September 30, 2018 and 2017, respectively.

Geographical Information

During the three and nine months ended September 30, 2018 and 2017, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific.  Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Americas	$6,483	$5,713	$18,724	$16,949
EMEA	18	43	77	124
Asia Pacific	24	48	132	169
Total revenues	$6,525	$5,804	$18,933	$17,242

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

10. Equity Transactions

March 2018 Offering

On March 6, 2018, the Company completed the March Offering, wherein a total of 2,857,144 shares of the Company’s common stock were issued at a purchase price of $1.75 per share, for a total purchase price of $5.0 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the offering at an exercise price of $2.17 per share. The March Offering raised net cash proceeds of approximately $4.5 million (after deducting the placement agent fee and expenses of the March Offering). The Company is using the net cash proceeds from the March Offering for working capital purposes, to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

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

Pursuant to the purchase agreement entered in connection with the March Offering (the “March Purchase Agreement”), the Company used its best efforts to cause the conversion of all shares of the Company’s Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) into shares of common stock pursuant to the terms of the Company’s Certificate of Designation (the “Certificate of Designation”) with respect to the Series B Preferred Stock. In connection therewith, the Company entered into letter agreements with each of William W. Smith, Jr. (“Smith”) and Andrew Arno (“Arno”), whereby each of Smith and Arno agreed to take certain action to convert the shares of Series B Preferred Stock held by them pursuant to terms outlined in the March Purchase Agreement, and further agreed that the shares of common stock issued upon such conversion shall not be subject to resale registration rights. Each of Smith and Arno completed the conversion of their shares of Series B Preferred Stock in accordance with such letter agreements.

The Company prepared and filed a registration statement with the SEC for the purpose of registering the resale of shares of common stock issued in the March Offering, and such registration statement became effective within the time period agreed by the parties to the March Offering.

May 2018 Offering

On May 3, 2018, the Company completed the May Offering, wherein a total of 3,170,000 shares of the Company’s common stock were issued at a purchase price of $2.21 per share, for a total purchase price of approximately $7.0 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the Offering at an exercise price of $2.11 per share. The May Offering raised net cash proceeds of approximately $6.3 million (after deducting the placement agent fee and expenses). The Company is using the net cash proceeds from the May Offering for working capital purposes, and to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

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

The Company prepared and filed a registration statement with the SEC for the purpose of registering the resale of shares of common stock issued in the May Offering, and such registration statement became effective within the time period agreed by the parties to the May Offering.

The Company has outstanding warrants issued pursuant to an agreement entered into on September 6, 2016 with Unterberg Koller Capital Fund L.P. (the “Unterberg Warrant Agreement”). The March Offering caused a Triggering Event as defined in the Unterberg Warrant Agreement, and the warrants were repriced from an exercise price of $2.14 to $2.07. The Triggering Event charges of $11 thousand were recorded to Stockholders’ Equity during the first quarter of 2018.

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

After a review of the four sources of taxable income as of December 31, 2017 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2017, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $52.9 million, as of September 30, 2018.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are currently subject to IRS examination for the 2013 – 2017 tax years. State income tax returns are subject to examination for a period of three to four years after filing.  The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our consolidated financial results. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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

This Quarterly Report on Form 10-Q (“report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning our ability to remain a going concern, our ability to raise more funds, customer concentration, projected revenues, expenses, gross profit and income, the competitive factors affecting our business, market acceptance of products, the success and timing of new product introductions, and the protection of our intellectual property. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this report are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed or implied in any forward-looking statements as a result of various factors, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. Such factors include, but are not limited to, the following:

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Wireless:
Sprint (& affiliates)	86%	59%	81%	60%
Graphics:
FastSpring	3%	13%	5%	14%

The two customers listed above comprised 88% and 68% of our accounts receivable as of September 30, 2018 and 2017, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for each of the three and nine months ended September 30, 2018 and 2017. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	15.0	20.0	18.0	21.6
Gross profit	85.0	80.0	82.0	78.4
Operating expenses:
Selling and marketing	20.1	24.3	23.7	27.1
Research and development	31.4	36.2	34.3	39.3
General and administrative	31.4	38.2	33.3	38.6
Restructuring expense	1.3	(2.5)	0.7	3.3
Total operating expenses	84.2	96.2	92.0	108.3
Operating income (loss)	0.8	(16.2)	(10.0)	(29.9)
Interest expense, net	(2.0)	(5.4)	(2.4)	(5.4)
Change in fair value of warrant liability	(13.8)	—	(16.5)	—
Loss on debt extinguishment	—	(7.0)	—	(2.3)
Other income (expense)	—	—	(0.3)	(0.1)
Loss before provision for income taxes	(15.0)	(28.6)	(29.2)	(37.7)
Provision for income tax expense	0.1	0.1	0.2	0.1
Net loss	(15.1)%	(28.7)%	(29.4)%	(37.8)%

Segment Revenues

The following table shows the revenues generated by each business segment for each of the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Wireless	$6,283	$4,690	$17,605	$13,678
Graphics	242	1,114	1,328	3,564
Total revenues	6,525	5,804	18,933	17,242
Cost of revenues	979	1,159	3,404	3,727
Gross profit	$5,546	$4,645	$15,529	$13,515

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues. Revenues were $6.5 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $0.7 million, or 12.4%. Wireless revenue of $6.3 million increased $1.6 million, or 34.0%, primarily due to increased revenues from our largest customer, Sprint, associated with growth in both the CommSuite and SafePath products. Graphics revenue decreased by $0.9 million or 78.3% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys, which permitted us to market, license and provide support for the English-language version of Clip Studio Paint (formerly Manga Studio), in 2017.

Cost of revenues. Cost of revenues were $1.0 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 15.5%, primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $5.5 million, or 85% of revenues, for the three months ended September 30, 2018, compared to $4.6 million, or 80% of revenues, for the three months ended September 30, 2017.

Selling and marketing. Selling and marketing expenses were $1.3 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to headcount and other cost reduction activities announced in the second quarter of 2018. The amortization of intangible assets was $0.1 million for each of the three months ended September 30, 2018 and 2017.

Research and development. Research and development expenses were $2.0 and $2.1 million for the three months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to headcount and other cost reduction activities announced in the second quarter of 2018.

General and administrative. General and administrative expenses were $2.0 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to cost reduction activities announced in the second quarter of 2018.

Restructuring expense. Restructuring expense was less than $0.1 million and income of $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Restructuring charges in 2017 related primarily to one-time employee terminations of $0.2 million and the accelerated vesting of stock awards of $0.2 million. Restructuring charges in 2018 related primarily to one-time employee termination costs.

Interest expense, net. Interest expense was $0.1 million for the three months ended September 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. Interest expense on notes payable was $0.3 million for the three months ended September 30, 2017. This decrease was due to a reduction in outstanding debt from the previous year.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $0.9 million and $0 for the three months ended September 30, 2018 and 2017, respectively.

Loss on related party debt extinguishment. The loss on related party debt extinguishment of $0.4 million in 2017 was due to the extinguishment of related party long-term debt exchanged for Series B Preferred Stock.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues. Revenues were $18.9 million and $17.2 million for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $1.7 million, or 9.8%. Wireless revenue of $17.6 million increased $3.9 million, or 28.7%, primarily due to increased revenues from our largest customer, Sprint, associated with growth in both the CommSuite and SafePath products. Graphics revenue decreased by $2.2 million or 62.7% over last year, primarily related to the termination of our reseller agreement with Celsys.

Cost of revenues. Cost of revenues were $3.4 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cost is primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $15.5 million, or 82% of revenues, for the nine months ended September 30, 2018, compared to $13.5 million, or 78% of revenues, for the nine months ended September 30, 2017.

Selling and marketing. Selling and marketing expenses were $4.5 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 3.8%. This decrease was primarily due to headcount and other cost reduction activities announced in the second quarter of 2018. The amortization of intangible assets was $0.1 million for each of the nine months ended September 30, 2018 and 2017.

Research and development. Research and development expenses were $6.5 million and $6.8 million for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $0.3 million, or 4.0%. This decrease was primarily due to headcount and other cost reduction activities announced in the second quarter of 2018.

General and administrative. General and administrative expenses were $6.3 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to cost reduction activities announced in the second quarter of 2018 and a reduction of professional service fees.

Restructuring expense. Restructuring expense was $0.1 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Restructuring charges in 2017 related primarily to one-time employee terminations of $0.2 million and the accelerated vesting of stock awards of $0.2 million, offset by an increase in sublease income due to the signing of a new sublease extension. Restructuring charges in 2018 related primarily to one-time employee termination costs.

Interest expense, net. Interest expense was $0.4 million for the nine months ended September 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. Interest expense on notes payable was $0.9 million for the nine months ended September 30, 2017. This decrease was due to a reduction in outstanding debt from the previous year.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $3.1 million and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Loss on related party debt extinguishment. The loss on related party debt extinguishment of $0.4 million in 2017 was due to the extinguishment of related party long-term debt exchanged for Series B Preferred Stock.

Liquidity and Capital Resources

See Note 3 of the consolidated financial statements for management’s going concern evaluation of the Company.

At September 30, 2018, we had $8.4 million in cash and cash equivalents and $11.9 million of working capital.

Operating activities

Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2018. The primary uses of operating cash were to fund our net loss of $5.5 million, adding back non-cash net expenses of $4.6 million, an increase in accounts receivable of $1.2 million, an increase in prepaid expenses and other assets of $0.1 million, and a decrease in accounts payable and accrued expenses of $0.8 million. This usage was partially offset by an increase in deferred revenue of less than $0.1 million.

Net cash used in operating activities was $5.7 million for the nine months ended September 30, 2017. The primary uses of operating cash were to fund our net loss of $6.5 million, adding back non-cash net expenses of $2.4 million, decreases in accounts payable and accrued expenses of $1.6 million, and an increase in accounts receivable of $0.3 million. This usage was partially offset by an increase in deferred revenue of $0.3 million.

Investing activities

Net cash used in investing activities was $172 thousand and $68 thousand for the nine months ended September 30, 2018 and 2017, respectively, which in each case was related to capital expenditures.

Financing activities

Net cash provided by financing activities was $9.4 million for the nine months ended September 30, 2018. We received net proceeds of approximately $10.7 million from the sale of our common stock in two private placements, which was partially offset by payments of $1.0 million of related party notes payable and $0.4 million of dividends on preferred stock.

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2017, resulting from short-term loans from two of our Board members and proceeds from the sale of our common stock in a private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2017 Annual Report on Form 10-K, filed with the SEC on March 30, 2018, as amended April 17, 2018.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	30,498	(1)	$2.57	—	—
August 1 - 31, 2018	8,583	(2)	2.53	—	—
September 1 - 30, 2018	8,583	(2)	2.44	—	—
Total	47,664		$2.54

(1)

Comprised of 21,997 shares of stock repurchased by the Company in connection with a warrant holder’s cashless exercise of warrants, and 8,501 shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards. All of the shares were cancelled when they were acquired by the Company.

(2)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

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

SMITH MICRO SOFTWARE, INC.

October 26, 2018	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

October 26, 2018	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)