Form 10-K
period 2018-12-31
SMITH MICRO SOFTWARE, INC.
filed 2019-03-27
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 01‑35525

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5800 Corporate Drive, Pittsburgh, PA	15237
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (412) 837-5300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $44,035,963 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of March 21, 2019, there were 32,165,696 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2018 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our ability to remain a going concern, our expenses, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships, including Sprint;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to hire and retain key personnel;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	our ability to become and remain profitable;
•	our ability to remain a going concern;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•	changes in our operating income or loss due to shifts in our sales mix and variability in our operating expenses;
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

PART I

Item 1. BUSINESS

General

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers and cable multiple service operators (“MSOs”) around the world.  From enabling the family digital lifestyle to providing powerful voice messaging capabilities, our solutions enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer devices for the Internet of Things (“IoT”). Our portfolio also includes a wide range of products for creating, sharing and monetizing rich content, such as visual messaging, optimizing retail content display, analytics capabilities, and 2D/3D graphics applications.

In general, we offer our customers:

•

Valuable digital services for the connected digital lifestyle, including family location and parental controls, as well as enabling connected family and consumer IOT devices to mobile consumers worldwide;

•	Easy visual access to wirelessly delivered voicemail messages, while also providing easy conversion of voice messages to text and email messages;
•	Efficient, consistent and measurable retail content that educates consumers, creates awareness of products and services and drives in store sales;
•	Optimized wireless networks, reduced operational costs, and “best-connected” user experiences; and
•	The ability to design and create 2D and 3D digital illustrations, animation and figure design with easy-to-use, professional-grade graphics software.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but a never-ending focus on customer value.

During fiscal year 2018, we built on the steps taken throughout the prior year to improve operations and overall execution of our business, moving to growth and profitability. We stabilized and significantly strengthened our balance sheet during the year with three private placement transactions, which allowed us to repay certain short and long-term debt obligations and allowed us the flexibility to execute on other strategic initiatives. In December 2018, we entered into an asset purchase agreement for our acquisition of substantially all of the assets of the smart retail product suite of ISM Connect, LLC. The acquisition closed in January 2019, and the acquired product suite fits strategically within our wireless business.

The Company was incorporated in California in November 1983, and reincorporated in Delaware in June 1995. Our principal executive offices are now located at 5800 Corporate Drive, Pittsburgh, Pennsylvania 15237, after recently moving from our California location. Our telephone number is (412) 837-5300. Our website address is www.smithmicro.com, and we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Report. Our common stock is traded on the NASDAQ under the symbol “SMSI”.

Business Segments

Our business is focused on two industry segments: Wireless and Graphics. We do not separately allocate operating expenses, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues. See Note 13 of the Notes to Consolidated Financial Statements for financial information related to our business segments and geographical information.

Wireless Segment

The wireless industry continues to undergo rapid change on all fronts, as connected devices, mobile applications, and digital content are consumed by users who want information, high-speed wireless connectivity, and entertainment anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the consumer IoT market is creating a world where almost anything can be connected to the wireless internet. Wearable devices such as smartwatches, smart home devices, fitness trackers, pet trackers and GPS locators are now commonplace, enabling people and pets to be connected to the “Internet of Everything” as well. These devices have created an entire ecosystem of over-the-top (“OTT”) apps, while expanding how communication service providers can provide value to mobile consumers.

Although there are numerous business opportunities associated with pervasive connectivity, there are also numerous challenges, including:

•

The average age by which most children use smartphones and other connected devices continues to decrease. As such, parents and guardians must be proactive in managing and combating digital lifestyle problems such as excess screen time, cyberbullying, and online safety;

•	Complexity, congestion, and spectrum scarcity plague wireless networks, making it difficult and expensive to satisfy the demand for mobile services by consumers and businesses;
•	As IoT use cases continue to proliferate and scale, management complexity, security and interoperability must be addressed efficiently and correctly;
•	Mobile Network Operators (“MNOs”) are being marginalized by messaging applications, and face growing competitive pressure from cable MSOs and others deploying Wi-Fi networks to attract mobile users;
•	Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile securely and cost-effectively; and
•

Consumers, frustrated by slow, congested mobile networks and inconsistent device/app behavior, seek simpler network access and more personalized mobile experiences, while simultaneously demanding faster, cheaper, and more secure wireless services.

To address these challenges, Smith Micro offers multi-platform, modular solutions such as:

SafePath® – The SafePath platform delivers a connected life experience for families and the connected devices that are part of their daily digital lifestyle inside and outside the home. The SafePath platform includes SafePath Family – enabling mobile service providers to meet the needs of their customers for family real time location, protection and parental controls services – and SafePath IoT – allowing service providers to deliver a connected digital life experience to their customers by bringing all of their connected devices like child and elderly wearable locators, pet trackers, car trackers, and connected home security devices under a single pane of glass.

CommSuite® – Smith Micro’s CommSuite premium messaging platform helps MNOs deliver a next-generation voicemail experience to mobile subscribers, while enabling them to monetize a legacy cost-center. CommSuite Visual Voicemail (“VVM”) quickly and easily allows users to manage voice messages just like email or SMS – with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. In 2018, the CommSuite product was installed on more than 18 million mobile handsets and is available to both postpaid premium subscribers as well as prepaid subscribers.

ViewSpotTM – Our recently acquired smart retail platform provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging demos deliver consistent, secure and targeted content that showcases the features of the devices that consumers want to see and learn more about.  The ViewSpot platform also offers analytics capabilities for carriers to gain valuable insights into their consumer base and its buying behavior as well as their retail operations.

NetWise® – NetWise is a policy-on-device platform that optimizes wireless Quality of Experience (“QoE”). Addressing challenges central to today's mobile lifestyle such as connection and network traffic management, Wi-Fi discovery, credential provisioning, user authentication and radio management, NetWise is a proven carrier-grade solution for communications service providers (“CSP”).

For over 35 years, Smith Micro has provided software solutions for global businesses, evolving with the telecom industry through the Internet age. Today, we develop wireless standards-based software that is extensible, interoperable, scalable, and proven to meet the most dynamic and demanding mobile environments.

Graphics Segment

Smith Micro’s graphics group develops a variety of software, including graphic design and animation, and compression and PC/Mac utilities, for consumers, professional artists, and educators. These products are available through direct sales on Smith Micro websites (smithmicro.com and mysmithmicro.com), as well as through affiliate websites, resellers, and retail outlets.

The Company’s graphics portfolio includes Poser®, a professional solution for 3D Figure Design and Animation; Moho® (formerly Anime Studio®), a complete solution for 2D animation; and MotionArtist®, an easy-to-use tool that enables amateur and professional artists to bring comics to life with animated panels, text and word balloons. These programs are used by major entertainment studios, and world-renowned artists and graphics firms to create award-winning movies, television shows, TV advertising, internet media content, 3D gaming, and visual designs. During 2018, Smith Micro added additional products to its portfolio through exclusive distribution agreements. Chief among these are Rebelle, a unique digital painting solution for creating realistic art using watercolors, acrylics, and any wet and dry media, and PhotoDonut, a powerful tool for creating artistic effects on any digital image using one of the hundreds of pre-built styles, or creating your own.

Products

Our primary products consist of the following:

Business Segment	Products	Description

Wireless	SafePath® Family	A platform that enables mobile service providers to meet the needs of their customers for family real time location, protection and parental controls services.
SafePath® IoT

A platform that enables service providers to deliver a connected digital life experience to their customers by bringing all of their connected devices like child and elderly wearable locators, pet trackers, car trackers, and connected home security devices under a single pane of glass.

	CommSuite® VVM	Visual Voicemail delivered directly to a mobile phone app and managed like email available to both postpaid and prepaid subscribers.

	CommSuite® VTT	Voice-to-Text transcription of voicemail and voice SMS messages.

ViewSpot™

A smart retail platform that provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life, delivering consistent, secure and targeted content that showcases the features of the devices that consumers want to see and learn more about.  Also offers analytics capabilities for carriers to gain valuable insights into their consumer base and its buying behavior as well as their retail operations.

	NetWise® Optics	A mobile analytics solution that uncovers performance blind spots in wireless networks and helps CSPs optimize network quality and performance.

	NetWise® Passport	An automated user onboarding and Wi-Fi service provisioning solution.

Graphics	Poser®	3D rendering and animation software for photorealistic characters, art, illustration, and digital design.

	Moho® (formerly Anime Studio®)	Complete 2D animation program for creating movies, cartoons, anime, and cut out animations.

	PhotoDonut	A powerful software tool for creating artistic effects on any digital image using one of the hundreds of pre-built styles, or creating your own.

	Rebelle	A unique digital painting solution for creating realistic art using watercolors, acrylics, and any wet and dry media.

	MotionArtist®	A fast, easy solution for creating animatics and interactive presentations.

	StuffIt Deluxe®	A patented, lossless compression solution for documents and media.

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration experience, and flexible business models, we can quickly bring to market innovative solutions that support our customers’ needs to create new revenue opportunities and differentiate their products and services among their competitors.

Our marketing and sales strategy is as follows:

Leverage Operator Relationships. We continue to capitalize on our strong relationships with the world’s leading MNOs and MSOs. These customers serve as our primary distribution channel, providing access to hundreds of millions of end users around the world.

Focus on High-Growth Markets. We continue to focus on providing digital lifestyle solutions, analytics/Big Data solutions, premium messaging services, and visual retail content marketing solutions.

Expand our Customer Base. In addition to growing our business with current customers, we look to expand our carrier and MSO customers worldwide, as well as to expand into new partnerships as we extend the reach of our product platforms within the connected lifestyle ecosystem.

Key Revenue Contributors

Revenues attributable to Sprint and their respective affiliates in the Wireless business segment accounted for 81% and 61% of the Company’s total revenues for fiscal years 2018 and 2017, respectively. Revenues attributable to FastSpring in the Graphics business segment accounted for 5% and 14% of the Company’s total revenues for fiscal years 2018 and 2017, respectively. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases from us for any reason could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, email, and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $8.6 million and $9.0 million for the years ended December 31, 2018 and 2017, respectively.

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

Employees

As of December 31, 2018, we had a total of 153 employees within the following departments: 97 in engineering, 25 in sales and marketing, 10 in operations and customer support, and 21 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Item 1A. RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or change your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our other Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We derive a significant portion of our revenues from sales to a concentrated number of clients, and a reduction in sales to any of them may adversely impact our revenues and operating results.

In our Wireless business segment, we sell primarily to large wireless carriers, cable operators, and OEMs, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration.  For the year ended December 31, 2018, sales to Sprint and their affiliates comprised 81% of our total revenues.

Because of our relatively high customer concentration, a small number of significant customers possess a relative level of pricing and negotiating power over us, enabling them to achieve advantageous pricing and other contractual terms, including the ability to terminate their agreements with us with a limited amount of notice.  Any material decrease in our sales to any of these customers would materially affect our revenue and profitability.

Sprint Corporation and T-Mobile (US), Inc. (“T-Mobile”) have announced that they have entered into a business combination agreement and that they expect the transaction will be completed during the first half of 2019, with the combined company continuing to operate as T-Mobile.  In the event that the combined company does not elect to continue using the solutions that we currently deliver to Sprint, or that our sales to the combined company materially decrease as compared with our sales to Sprint, our revenues and profitability would be materially and adversely affected.

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

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our target markets’ changing demands and keep up with evolving industry standards, including changes in the Microsoft, Google, and Apple operating systems with which our products are designed to be compatible, and to promote those products successfully. The communications and graphics software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. In addition, some of the technology we market, which has been sold as software in the past, can be integrated at the chipset level by the leading mobile chipset manufacturers.  In addition, new products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s computing environments and the performance demanded by customers and called for by evolving wireless networking technologies. Any of these factors could render our existing products obsolete and unmarketable. If our target markets do not develop as we anticipate, our products do not gain widespread acceptance in these markets, or we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with other popular applications, our business, financial condition and results of operations could be materially and adversely affected.

We derive a significant portion of our revenues from only a few core vertical markets, and changes within these vertical markets, or failure to penetrate new markets, could adversely impact our revenues and operating results.

We derive a significant portion of our revenue from a few vertical markets, such as wireless carriers, cable operators, and handset manufacturers.  In order to sustain and grow our business, we must continue to sell our software products in these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could materially harm our results of operations, financial condition and prospects. Increasing our sales outside our core vertical markets to markets in which we do not have significant experience, for example to large enterprises, would require us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

Competition within our target markets is intense and includes numerous established competitors and new entrants, which could negatively affect our revenues and results of operations.

We operate in markets that are extremely competitive and subject to rapid changes in technology.  Because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition to continue from both established and emerging software companies, domestic and international.  In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets.

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

Our acquisitions of companies or technologies may disrupt our business and divert management attention and cause our other operations to suffer.

We have historically made targeted acquisitions of smaller companies or product lines with technology important to our business strategy and expect to continue to do so in the future. Most recently, we acquired our smart retail business, known as ViewSpot. As part of this and any acquisition, we will be required to assimilate the operations, products, and personnel of the acquired businesses and train, retain, and motivate key personnel from the acquired business. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Additionally, as we integrate any newly acquired business into our existing operations, process changes may result in unanticipated or unintended delays in sales of acquired products or services, which could adversely affect our relationships with customers of the acquired business and result in lower revenues from the acquired business than anticipated. Acquisitions may cause disruptions in our operations and divert management’s attention from our Company’s day-to-day operations, which could impair our relationships with our existing employees, customers, and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

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

The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information and materials is critical to our business. Any failures in our security and privacy measures, such as “hacking” of our systems by outsiders or the inadequate protection of pre-release mobile devices in our custody, could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers and mobile device manufacturer partners perceive that we are unable to protect, the security and privacy of information and materials in our care, our growth could be materially adversely affected and we could be subject to material liability. A security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	cause our mobile device manufacturer partners to cease doing business with us;
•	harm our reputation;
•	expose us to material liability; and
•	increase our expense from potential remediation costs.

While we believe we use proven applications and have established adequate safeguards designed for facility security, data security and integrity to process electronic transactions, there can be no assurance that these applications and safeguards will be adequate to prevent a security breach or to address changing market conditions or the security and privacy concerns of existing and potential customers and device manufacturer partners. In addition, our customers and end users may use our products and services in a manner which violates security or data privacy laws in one or more jurisdictions. Any significant or high profile security breach, data privacy breach or violation of data privacy laws could result in the loss of business and reputation, litigation against us, liquidated and other damages, and regulatory investigations and penalties that could adversely affect our operating results and financial condition.

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

We believe that we will be able to meet our financial obligations as they become due over the next twelve months, primarily based on our current working capital levels, our current financial projections, and our ability to secure short-term loans and raise capital when necessary.

Our ability to continue as a going concern is substantially dependent upon multiple factors, which primarily include those factors set forth above. If our financial and cash flow position the Company unfavorably compared to our internal plans and projections, we may need to consider additional actions to mitigate conditions or events that would raise substantial doubt about our ability to continue as a going concern, including the following:

•	Raising additional capital through short-term loans.
•	Implementing additional restructuring and cost reductions.
•	Raising additional capital through a private placement or other transaction.
•	Disposing of or discontinuing one or more product lines.
•	Selling or licensing intellectual property.

Should our going concern assumption not be appropriate or should we become unable to continue in the normal course of operations, adjustments would be required to the amounts and classifications of assets and liabilities within our consolidated financial statements, and these adjustments could be significant. Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we were to become unable to continue as a going concern.

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

Many of the Company’s products and services, including our wireless suite of products, as well as our graphics products, include third-party intellectual property, which require licenses directly to us or to unrelated companies that provide us with sublicenses and/or execution of services for the operation of our business.  The Company has historically been able to obtain such licenses or sublicenses on reasonable terms.  There is, however, no assurance that the necessary licenses could be obtained on acceptable terms, or at all, in the future. If the Company or our third-party service providers are unable to obtain or renew critical licenses on reasonable terms, we may be forced to terminate or curtail our products and services which rely on such intellectual property, and our financial condition and operating results may be materially adversely affected.

The success of our products depends upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers and device manufacturers.

We are dependent on the interoperability of our products with popular operating systems, networks, and standards that we do not control.  For example, we depend upon the interoperability of our mobile products with the Android and iOS mobile operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to distribute our products, or give preferential treatment to competitive products could adversely affect the usage of our products.

We maintain relationships with mobile device manufacturers which provide us with insights into product development and emerging technologies. These insights allow us to keep abreast of, or to anticipate, market trends and help us to serve our current and prospective customers. Mobile device manufacturers are under no obligation to continue providing us with these valuable insights. If we are unable to maintain our existing relationships with mobile device manufacturers, if we fail to enter into relationships with additional mobile device manufacturers, or if mobile device manufacturers favor one of our competitors, our ability to provide products that meet our current and prospective customers’ needs could be compromised and our reputation and future revenue prospects could suffer. For example, if our software does not function well with a popular mobile device because we have not maintained a relationship with its manufacturer, carriers seeking to provide that device to their respective customers may choose an alternative solution. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenues.

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

Our software products are complex and may contain undetected defects. If we discover software defects in our products we may experience delayed or lost revenues during the period it takes to correct these problems.  Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, a delay in market acceptance of our products, loss of competitive position, or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations.

Evolving information security and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.

Because our solutions process customer data that may contain personally identifying information, we are subject to federal, state and foreign laws and regulations regarding the privacy and protection of such data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction. Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. In the European Union (“EU”), the General Data Protection Regulation (“GDPR”), came into force in May 2018. GDPR replaced the former EU Data Protection Directive and related country-specific legislation. GDPR includes operational and governance requirements for companies that collect or process personal data of residents of the European Union, and provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

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

We may be unable to adequately protect our intellectual property and other proprietary rights, and we may be subject to claims for intellectual property infringement, which could negatively impact our business and financial results.

Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own U.S. trademark registrations for certain of our trademarks and U.S. patents for certain of our technologies. However, these measures afford us only limited protection. Furthermore, we rely primarily on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Accordingly, it is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.  In addition, we sometimes include open source software in our products. As a result of our use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights, and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the functionality of software products increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Additionally, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property embedded in their products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays, or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. Unfavorable royalty or licensing agreements could seriously impair our ability to market our products and have an adverse effect on our business and financial results.

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

In recent years, our revenues derived from sales to customers outside the U.S. have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In the future, we may expand these international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;
•	trade restrictions;
•	the imposition of governmental controls;
•	exposure to different legal standards, particularly with respect to intellectual property;
•	burdens of complying with a variety of foreign laws, including without limitation data privacy laws, such as the GDPR in Europe;
•	import and export license requirements and restrictions of the United States and any other country in which we operate;
•	unexpected changes in regulatory requirements;
•	foreign technical standards;
•	changes in tariffs;
•	difficulties in staffing and managing international operations;
•	difficulties in securing and servicing international customers;
•	difficulties in collecting receivables from foreign entities;
•	fluctuations in currency exchange rates and any imposition of currency exchange controls; and
•	potentially adverse tax consequences.

These conditions may increase our cost of doing business. Moreover, as our customers are adversely affected by these conditions, our business with them may be disrupted and our results of operations could be adversely affected.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 55,600 square feet of space under a lease that expires on December 31, 2021. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues for the remainder of our lease term. We lease and occupy approximately 24,688 square feet of space in Aliso Viejo, California under a lease that expires on May 31, 2019. We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022, which we have subleased to a third party through January 31, 2022. Internationally, we lease 6,300 square feet in Belgrade, Serbia under a lease that expires December 31, 2021, we lease 6,900 square feet in Stockholm, Sweden under a lease that expires May 31, 2019, and we lease 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2021.

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

	High	Low
YEAR ENDED DECEMBER 31, 2018:
First Quarter	$2.96	$1.45
Second Quarter	2.73	1.56
Third Quarter	2.85	2.20
Fourth Quarter	2.85	1.62
YEAR ENDED DECEMBER 31, 2017:
First Quarter	$2.32	$0.80
Second Quarter	1.70	0.81
Third Quarter	1.52	0.88
Fourth Quarter	3.41	1.09

On March 21, 2019, the closing sale price for our common stock as reported by NASDAQ was $2.86.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Holders

As of March 21, 2019, there were approximately 109 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends on our common stock in the future will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.  Any declaration and payment of dividends on our common stock will be further subject to the preferential dividend rights of holders of shares of our Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”), to the extent any such shares remain outstanding.

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

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	8,595		$2.56	—	—
November 1 - 30, 2018	8,595		$2.13	—	—
December 1 - 31, 2018	8,595		$2.01	—	—
Total	25,785	(a)		—	—

The above table includes:

(a)

Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 25,785 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statements of operations and comprehensive loss data and the consolidated balance sheet data as of and for the years ended December 31, 2018 and 2017 have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and comprehensive loss data and the consolidated balance sheet data presented below as of and for the years ended December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations and Comprehensive Loss Data (in thousands, except per share data):
Revenues	$26,285	$22,974	$28,235	$39,507	$36,979
Cost of revenues	4,333	5,082	7,564	8,152	9,317
Gross profit	21,952	17,892	20,671	31,355	27,662
Operating expenses:
Selling and marketing	5,784	6,186	9,615	8,902	9,559
Research and development	8,602	8,952	15,906	13,863	14,192
General and administrative	8,607	8,551	10,341	11,128	13,218
Restructuring expenses	173	(123)	303	—	2,435
Long-lived asset impairment	—	—	411	—	—
Total operating expenses	23,166	23,566	36,576	33,893	39,404
Operating loss	(1,214)	(5,674)	(15,905)	(2,538)	(11,742)
Non-operating income (expense):
Change in fair value of warrant liability	(812)	—	—	—	—
Change in carrying value of contingent liability	—	—	668	—	—
Loss on debt extinguishment	(203)	(405)	—	—	—
Interest income (expense), net	(472)	(1,120)	(313)	1	(5)
Other income (expense), net	(26)	(8)	(22)	3	(3)
Loss before provision for income taxes	(2,727)	(7,207)	(15,572)	(2,534)	(11,750)
Provision for income tax expense (benefit)	13	(546)	(229)	68	49
Net loss	(2,740)	(6,661)	(15,343)	(2,602)	(11,799)
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities	(1)	—	2	(1)	—
Other comprehensive income (loss), net of tax	(1)	—	2	(1)	—
Comprehensive loss	$(2,741)	$(6,661)	$(15,341)	$(2,603)	$(11,799)
Net loss per share:
Basic	$(0.14)	$(0.49)	$(1.28)	$(0.23)	$(1.16)
Diluted	$(0.14)	$(0.49)	$(1.28)	$(0.23)	$(1.16)
Weighted average shares:
Basic	22,322	13,489	11,951	11,486	10,162
Diluted	22,322	13,489	11,951	11,486	10,162

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data (in thousands):
Total assets	$25,203	$13,877	$14,308	$24,473	$27,390
Total liabilities	4,640	9,310	11,249	10,447	12,488
Accumulated comprehensive deficit	(236,091)	(232,933)	(226,228)	(210,887)	(208,284)
Total stockholders' equity	$20,563	$4,567	$3,059	$14,026	$14,902

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

Introduction and Overview

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers and cable MSOs around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, our solutions enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio also includes a wide range of products for creating, sharing and monetizing rich content, such as visual messaging, optimizing retail content display, analytics capabilities, and 2D/3D graphics applications.

During fiscal year 2018, we experienced an increase in our Wireless revenues primarily due to higher customer demand for our CommSuite product and continued SafePath subscriber growth related to a contract signed in 2017, offset by a decrease in Graphics revenue. CommSuite has achieved five quarters of continued subscriber growth since making development updates during the fourth quarter of 2017, which among other enhancements, resulted in a larger addressable market. Graphics revenue was lower due to the non-renewal of a reseller contract from late 2017. The restructuring actions taken in 2017 resulted in a full year of benefit during 2018. Additionally, the Company continued to make cost adjustments throughout the year, all resulting in lower annual operating expenses. The Company completed three separate private placements of common stock, resulting in cash proceeds to the Company of $17.6 million, which allowed the Company to repay certain short and long-term borrowings, fund a strategic acquisition and build excess cash reserves.

Results of Operations

Revenues generated from our sales to Sprint and their respective affiliates in the Wireless business segment accounted for 81% and 61% of the Company’s total revenues for fiscal years 2018 and 2017, respectively. Revenues generated from our sales to FastSpring in the Graphics business segment accounted for 5% and 14% of the Company’s total revenues for fiscal years 2018 and 2017, respectively. These two customers accounted for 84% and 72% of accounts receivable for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth certain consolidated statement of comprehensive loss data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2018	2017
Revenues	100.0%	100.0%
Cost of revenues	16.5	22.1
Gross profit	83.5	77.9
Operating expenses:
Selling and marketing	22.0	26.9
Research and development	32.7	39.0
General and administrative	32.7	37.2
Restructuring expenses	0.7	(0.5)
Total operating expenses	88.1	102.6
Operating loss	(4.6)	(24.7)
Change in fair value of warrant liability	(3.1)	—
Loss on debt extinguishment	(0.8)	(1.8)
Interest expense	(1.8)	(4.9)
Other expense	(0.1)	—
Loss before provision for income taxes	(10.4)	(31.4)
Provision for income tax expense (benefit)	—	(2.4)
Net loss	(10.4)%	(29.0)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into two business segments:

•	Wireless, which during 2018 included our SafePath®, CommSuite®, and NetWise® family of products; and
•	Graphics, which during 2018 included our consumer-based products: Poser®, Moho® (formerly Anime Studio®), PhotoDonut, Rebelle, MotionArtist®, and StuffIt®.

The following table shows the revenues generated by each business segment (in thousands):

	Year Ended December 31,
	2018	2017
Wireless	$24,474	$18,342
Graphics	1,811	4,632
Total revenues	26,285	22,974
Cost of revenues	4,333	5,082
Gross profit	$21,952	$17,892

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

Change in carrying value of contingent liability. The change in the carrying value of the Pennsylvania grant liability. See discussion under sub-heading, “Pennsylvania Opportunity Grant Program,” appearing in Note 12 of the Notes to Consolidated Financial Statements.

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

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues. Revenues of $26.3 million in 2018 increased $3.3 million, or 14.4%, from $23.0 million in 2017. Wireless revenues of $24.5 million increased $6.1 million, or 33.4%, from $18.3 million in 2017. The increase was primarily due to higher demand in both CommSuite and SafePath subscribers. CommSuite has achieved five quarters of continued subscriber growth since making development updates during the fourth quarter of 2017, which among other enhancements, resulted in a larger addressable market. Graphics sales decreased $2.8 million, or 60.9%, from $4.6 million in 2017, primarily due to lower customer demand. Our reseller agreement with Japanese software developer Celsys, which permitted us to market, license and provide support for the English-language version of Clip Studio Paint (formerly Manga Studio), terminated in 2017. As such, Clip Studio Paint was phased out of our product portfolio in 2017.

Cost of revenues. Cost of revenues of $4.3 million in 2018 decreased $0.7 million, or 14.7%, from $5.1 million in 2017. This decrease was primarily due to lower internal and external variable costs attributable to the revenue mix.

Gross profit. Gross profit of $22.0 million or 84% of revenues in 2018 increased $4.1 million, or 22.7%, from $17.9 million, or 78% of revenues in 2017. The increase was primarily due to the lower internal and external variable costs attributable to the revenue mix.

Selling and marketing. Selling and marketing expenses of $5.8 million in 2018 decreased $0.4 million, or 6.5%, from $6.2 million in 2017. This decrease was primarily due to the full year impact of our restructuring activities in early 2017 which included a reduction in force.

Research and development. Research and development expenses of $8.6 million in 2018 decreased $0.4 million, or 3.9%, from $9.0 million in 2017. This decrease was primarily due to the full year impact of our restructuring activities in early 2017 which included a reduction in force.

General and administrative. General and administrative expenses of $8.6 million in 2018 remained flat with 2017 levels.

Restructuring expenses. Restructuring expense of $0.2 million in 2018 related to additional restructuring activities initiated during 2018. Income of $0.1 million in 2017 was a result of our restructuring activities in early 2017, which included a one-time reduction in force charges of approximately $0.8 million offset by a change in the estimated restructured lease liability based on the finalization of certain sublease contracts to third parties.

Change in fair value of warrant liability. The change in fair value of warrant liability was $0.8 million in 2018. As discussed in Note 6 of the consolidated financial statements, the existing outstanding warrants were reclassified from liabilities to equity in November 2018.

Loss on debt extinguishment. Loss on debt extinguishment of $0.2 million in 2018 related to the write-off of debt issuance costs and discount as a result of the early payoff of the Unterberg note payable. Loss on debt extinguishment of $0.4 million in 2017 was a result of the extinguishment of debt related to the exchange of a related party note for the newly issued Series B Preferred Stock in September 2017.

Interest expense, net. Interest expense was $0.5 million and $1.1 million in 2018 and 2017, respectively. The decrease was due to lower debt levels during 2018.

Provision for income tax expense. Because of our loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s continuing cumulative loss position as of December 31, 2018, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $52.4 million at December 31, 2018. During fiscal year 2018, the valuation allowance on deferred tax assets decreased by $0.5 million.

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the historical operating loss and negative cash flow from operating activities trends, including the positive trends occurring in the recent year.

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
•

On November 7, 2018, the Company raised $7.5 million of new capital in a private placement offering of its common stock.  Following this transaction, $3.2 million of short and long-term debt was repaid.

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

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a public or private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

At December 31, 2018, we had $12.2 million in cash and cash equivalents and $16.7 million of working capital.

Operating Activities

In 2018, net cash used in operating activities was $2.9 million primarily due to an increase in accounts receivable of $1.9 million and a decrease in accounts payable and accrued liabilities of $1.1 million.

In 2017, net cash used in operating activities was $7.4 million primarily due to our net loss adjusted for non-cash items of $4.2 million, decreases of accounts payable and accrued liabilities of $2.9 million, and an increase in accounts receivable of $0.4 million.

Investing Activities

In 2018, cash used in investing activities was $0.2 million, related to capital expenditures.

In 2017, cash used in investing activities was less than $0.1 million, related to capital expenditures.

Financing Activities

In 2018, cash provided by financing activities was $13.0 million due to net proceeds from common stock offerings of $17.6 million, offset by repayments of notes payable of $4.2 million and preferred stock dividend payments of $0.4 million.

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

Real Property Leases

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 55,600 square feet of space under a lease that expires on December 31, 2021. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues for the remainder of our lease term. We lease and occupy approximately 24,688 square feet of space in Aliso Viejo, California under a lease that expires on May 31, 2019. Internationally, we lease approximately 6,300 square feet in Belgrade, Serbia under a lease that expires December 31, 2021, we lease approximately 6,900 square feet in Stockholm, Sweden under a lease that expires May 31, 2019, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

Going Concern Evaluation

In connection with preparing its consolidated financial statements, management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. See management’s going concern evaluation for the year ended December 31, 2018 in the “Liquidity and Capital Resources” section above.

Revenue Recognition

The Company adopted FASB ASC Topic No. 606, Revenue from Contracts with Customers, as of January 1, 2018, and recognizes the sale of goods and services based on the five step analysis of transactions as provided in Topic 606 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services.

In our Wireless segment, we transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our Cloud Based services.  We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer.  This revenue is generally recognized monthly or quarterly.

We also provide consulting services to develop customer specified functionality that are generally not on our software development roadmap. We recognize revenue from our consulting services upon delivery and acceptance by the customer of our software enhancements and upgrades.  For certain Wireless segment customers we provide maintenance and technology support services for which the customer pays upfront or as we provide the services.  When the customer pays upfront, we record the payments as contract liabilities and recognize revenue ratably over the contract period as this is our stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

In our Graphics segment where we sell off-the-self software products with no customization or post sale technology support services, we recognize revenue at the time we transfer control of the product to the customer. This occurs upon shipment of the product or when the customer downloads the software from our website or website of our resellers. We offer a 30 day return option to our customers; a return reserve is established at the time revenue is recorded and the reserve is monitored and adjusted based on actual experience. Historically, returns have been insignificant.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 during 2017 for its annual goodwill impairment test. There was no impact of adoption of ASU 2017-04 on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The Company adopted ASU 2014-09 as of January 1, 2018 utilizing the modified retrospective approach. This adoption did not have a material impact on our consolidated financial statements. See Note 11 for further details.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and early adoption is allowed in any interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2018, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation of Directors” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under an Equity Compensation Plan

The following table summarizes information as of December 31, 2018 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	47	$2.40	2,801
2005 Stock Option / Stock Issuance Plan (2)	113	5.91	—
Total	160	$4.88	2,801

(1)	The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were canceled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of December 17, 2018, between the Company and ISM Connect, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2018

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

Exhibit No.	Title	Method of Filing

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-95096 (P)

3.2.1	Certificate of Amendment of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007

4.1	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.2	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.3	Form of Common Stock Purchase Warrant, dated May 17, 2017, issued by the Registrant to each of Sutter Securities Incorporated and Chardan Capital Markets, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

4.4	Form of Registration Rights Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

4.5	Form of Warrant to Purchase Common Stock, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.6	Form of Registration Rights Agreement, dated September 6, 2016 entered into between the Registrant and each of the Investors party thereto	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.7	Registration Rights Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

4.8	Registration Rights Agreement, dated as of March 5, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.9	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the March SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.10	Registration Rights Agreement, dated as of May 3, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.11	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the May SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

Exhibit No.	Title	Method of Filing

4.12	Registration Rights Agreement, dated as of November 7, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

4.13	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the November SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Amended and Restated 2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222) filed on February 13, 2008

10.3	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.4*	Amended & Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010

10.5	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

10.6*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

10.6.1*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.6.2*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2018

10.7	Note and Warrant Purchase Agreement, dated September 2, 2016, by and among the Company and each of the Investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.8	Form of Senior Subordinated Promissory Note, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.9	Amendment to Senior Subordinated Promissory Note, dated December 27, 2016, between the Registrant and Unterberg Koller Capital Fund L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016

10.10	Form of Subscription Agreement, dated May 16, 2017, between the Registrant and each of the investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

Exhibit No.	Title	Method of Filing

10.11*	Offer Letter by and between the Registrant and Timothy C. Huffmyer, dated June 19, 2017	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017

10.12	Secured Promissory Note dated June 26, 2017, issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.12.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.12.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.20.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.13	Secured Promissory Note dated June 23, 2017, issued by the Registrant to Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.13.1	Amendment to Secured Promissory Note, dated August 18, 2017, between the Registrant and Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.13.2	Second Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.14*	Resignation Severance and Release Agreement, dated as of July 10, 2017, between the Registrant and Steven Yasbek	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on July 11, 2017

10.15	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.15.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.15.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.24.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.16	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.16.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.16.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.25.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

Exhibit No.	Title	Method of Filing

10.17	Securities Purchase Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

10.18	Securities Purchase Agreement, dated as of March 5, 2018, between the Registrant and each of the Purchasers party thereto (the “March SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

10.19	Letter Agreement, dated March 5, 2018, between the Company and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.20	Letter Agreement, dated March 5, 2018, between the Company and Andrew Arno	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.21	Form of Lock-Up Agreement entered into between the Company and each of its directors and certain executive officers in connection with the March SPA	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.22	Form of Voting Agreement entered into between the Company and each of its directors and certain executive officers in connection with the March SPA	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.23	Securities Purchase Agreement, dated as of May 3, 2018, between the Registrant and each of the Purchasers party thereto (the “May SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

10.24	Securities Purchase Agreement, dated as of November 7, 2018, between the Registrant and each of the Purchasers party thereto (the “November SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(P) Paper Filing Exhibit

*denotes the management contracts and compensatory arrangements in which any director or named executive officer participates

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a) (3) of this Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 27, 2019	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2019	By: /s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2019
William W. Smith, Jr.

/s/ Timothy C. Huffmyer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2019
Timothy C. Huffmyer

/s/ Andrew Arno	Director	March 27, 2019
Andrew Arno

/s/ Thomas G. Campbell	Director	March 27, 2019
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 27, 2019
Steven L. Elfman

/s/ Samuel Gulko	Director	March 27, 2019
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 27, 2019
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Smith Micro Software, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SingerLewak LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California

March 27, 2019

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,159	$2,205
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $135 and $221 at December 31, 2018 and 2017, respectively	7,130	5,145
Prepaid expenses and other current assets	795	576
Total current assets	20,084	7,926
Equipment and improvements, net	865	1,229
Deferred tax asset, net	191	404
Other assets	140	146
Intangible assets, net	238	487
Goodwill	3,685	3,685
Total assets	$25,203	$13,877
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,160	$1,333
Accrued payroll and benefits	1,745	1,994
Related party notes payable	—	1,000
Other accrued liabilities	450	416
Deferred revenue	28	73
Total current liabilities	3,383	4,816
Non-current liabilities:
Related-party notes payable, net of discount & issuance costs of $0 at December 31, 2017	—	1,200
Notes payable, net of discount & issuance costs of $442 at December 31, 2017	—	1,558
Deferred rent	723	970
Other long term liabilities	534	766
Total non-current liabilities	1,257	4,494
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 1,345 and 5,500 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 28,241,129 and 14,268,765 shares issued and outstanding at December 31, 2018 and 2017, respectively	28	14
Additional paid-in capital	256,626	237,486
Accumulated comprehensive deficit	(236,091)	(232,933)
Total stockholders’ equity	20,563	4,567
Total liabilities and stockholders' equity	$25,203	$13,877

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	Year Ended December 31,
	2018	2017
Revenues	$26,285	$22,974
Cost of revenues	4,333	5,082
Gross profit	21,952	17,892
Operating expenses:
Selling and marketing	5,784	6,186
Research and development	8,602	8,952
General and administrative	8,607	8,551
Restructuring expenses	173	(123)
Total operating expenses	23,166	23,566
Operating loss	(1,214)	(5,674)
Non-operating expense:
Change in fair value of warrant liability	(812)	—
Loss on debt extinguishment	(203)	(405)
Interest expense, net	(472)	(1,120)
Other expense, net	(26)	(8)
Loss before provision for income taxes	(2,727)	(7,207)
Provision for income tax expense (benefit)	13	(546)
Net loss	(2,740)	(6,661)
Other comprehensive loss, before tax:
Unrealized holding losses on available-for-sale securities	(1)	—
Other comprehensive loss, net of tax	(1)	—
Comprehensive loss	$(2,741)	$(6,661)

Net loss per share:
Basic and diluted	$(0.14)	$(0.49)
Weighted average shares outstanding:
Basic and diluted	22,322	13,489

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Preferred stock		Common stock		paid-in	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2016	—	$—	12,298	$12	$229,275	$(226,228)	$3,059
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	44	—	44
Restricted stock grants, net of cancellations	—	—	(69)	—	1,127	—	1,127
Cancellation of shares for payment of withholding tax	—	—	(126)	—	(171)	—	(171)
Employee stock purchase plan	—	—	4	—	3	—	3
Preferred shares issued in stock offering, net of offering costs	3	—	—	—	5,213	—	5,213
Common shares issued in stock offering, net of offering costs	—	—	2,162	2	1,990	—	1,992
Issuance of warrants in stock offering	—	—	—	—	64	—	64
Preferred shares issued with debt conversion	3	—	—	—	(103)	—	(103)
Warrant repricing	—	—	—	—	44	(44)	—
Net loss	—	—	—	—	—	(6,661)	(6,661)
BALANCE, December 31, 2017	6	$—	14,269	$14	$237,486	$(232,933)	$4,567
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	36	—	36
Restricted stock grants, net of cancellations	—	—	1,124	1	898	—	899
Cancellation of shares for payment of withholding tax	—	—	(94)	—	(209)	—	(209)
Employee stock purchase plan	—	—	5	—	5	—	5
Preferred shares converted to common shares	(5)	—	3,645	4	(4)	—	—
Common shares issued in stock offering, net of offering costs	—	—	9,267	9	17,591	—	17,600
Issuance of warrants in stock offering	—	—	—	—	(6,792)	—	(6,792)
Exercise of warrants	—	—	26	—	—	—	—
Reclassification of warrants previously classified as liabilities to equity	—	—	—	—	7,604	—	7,604
Warrant repricing	—	—	—	—	11	(11)	—
Canadian tax adjustments from prior period	—	—	—	—	—	(2)	(2)
Preferred stock dividends	—	—	—	—	—	(404)	(404)
Comprehensive loss	—	—	—	—	—	(2,741)	(2,741)
BALANCE, December 31, 2018	1	$—	28,242	$28	$256,626	$(236,091)	$20,563

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(2,740)	$(6,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779	922
Amortization of debt discounts and financing issuance costs	239	459
Restructuring reserve adjustment	—	(123)
Change in fair value of warrant liability	812	—
Loss on debt extinguishment	203	405
Provision for adjustments to accounts receivable and doubtful accounts	(82)	182
Provision for excess and obsolete inventory	(16)	—
Loss (gain) on disposal of fixed assets	7	(6)
Non-cash compensation related to stock options and restricted stock	935	1,171
Deferred income taxes	213	(585)
Change in operating accounts:
Accounts receivable	(1,903)	(365)
Prepaid expenses and other assets	(197)	154
Accounts payable and accrued liabilities	(1,079)	(2,947)
Deferred revenue	(45)	(25)
Net cash used in operating activities	(2,874)	(7,419)
Investing activities:
Capital expenditures	(173)	(77)
Net cash used in investing activities	(173)	(77)
Financing activities:
Cash received from issuance of common stock and warrants, net of offering costs	17,600	2,056
Cash received from issuance of preferred stock, net of offering costs	—	2,413
Cash received from (repayments of) short-term secured promissory notes	(1,000)	1,800
Cash received from (repayments of) related-party notes payable	(1,200)	1,200
Repayments of notes payable	(2,000)	—
Cash received from stock sale for employee stock purchase plan	5	3
Preferred stock dividends	(404)	—
Net cash provided by financing activities	13,001	7,472
Net increase (decrease) in cash and cash equivalents	9,954	(24)
Cash and cash equivalents, beginning of period	2,205	2,229
Cash and cash equivalents, end of period	$12,159	$2,205

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2	$15
Cash paid for interest expense	$386	$662

Non-cash investing and financing activities:
Change in unrealized loss on short-term investments	$(1)	$—
Issuance of common stock warrants in connection with stock offering	$10,792	$64
Reclassification of warrants from liabilities to equity	$7,604	$—
Conversion of preferred stock to common stock	$4	$—
Issuance of preferred stock in settlement of senior subordinated debt	$—	$2,800

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers and cable MSOs around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, our solutions enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio also includes a wide range of products for creating, sharing and monetizing rich content, such as visual messaging, optimizing retail content display, analytics capabilities, and 2D/3D graphics applications.

In general, we offer our customers:

•

Valuable digital services for the connected digital lifestyle, including family location and parental controls, as well as enabling connected family and consumer IoT devices to mobile consumers worldwide;

•	Easy visual access to wirelessly delivered voicemail messages, while also providing easy conversion of voice messages to text and email messages;
•	Efficient, consistent and measurable retail content that educates consumers, creates awareness of products and services and drives in store sales;
•	Optimized wireless networks, reduced operational costs, and “best-connected” user experiences; and
•	The ability to design and create 2D and 3D digital illustrations, animation and figure design with easy-to-use, professional-grade graphics software.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but a never-ending focus on customer value.

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

As required by FASB ASC Topic No. 820, we measured our warrant liability at fair value. Our warrant liability was classified within Level 3 as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from, or corroborated by, observable market data by correlation or other means.

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

At December 31, 2018 and 2017, the carrying value and the aggregate fair value of the Company’s short and long-term debt were as follows (in thousands):

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term debt - related party	$—	$—	$1,000	$1,000
Long-term debt - related party	—	—	1,200	1,200
Long-term debt	—	—	1,558	1,558
Total long-term debt	$—	$—	$3,758	$3,758

The carrying value of $3.8 million is net of debt discount of $0.4 million and debt issuance costs of $0.1 million as of December 31, 2017.

Significant Concentrations

For the year ended December 31, 2018, one customer, accounting for over 10% of revenues, made up 81% of revenues and 82% of accounts receivable, and one service provider with more than 10% of purchases totaled 21% of accounts payable. For the year ended December 31, 2017, two customers, each accounting for over 10% of revenues, made up 75% of revenues and 72% of accounts receivable, and one service provider with more than 10% of purchases totaled 11% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in two financial institutions and are uninsured except for the minimum Federal Deposit Insurance Corporation coverage, and have original maturity dates of three months or less. As of December 31, 2018 and 2017, bank balances totaling approximately $11.8 million and $2.0 million, respectively, were uninsured.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2018, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the historical operating loss and negative cash flow from operating activities trends, including the positive trends occurring in the recent year.

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
•

On November 7, 2018, the Company raised $7.5 million of new capital in a private placement offering of its common stock. Following this transaction, $3.2 million of short and long-term debt was repaid.

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

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a public or private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

Revenue Recognition

The Company adopted FASB ASC Topic No. 606, Revenue from Contracts with Customers, as of January 1, 2018, and recognizes the sale of goods and services based on the five step analysis of transactions as provided in Topic 606 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services.

In our Wireless segment, we transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our Cloud Based services. We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly.

We also provide consulting services to develop customer specified functionality that are generally not on our software development roadmap. We recognize revenue from our consulting services upon delivery and acceptance by the customer of our software enhancements and upgrades. For certain Wireless segment customers we provide maintenance and technology support services for which the customer pays upfront or as we provide the services. When the customer pays upfront, we record the payments as contract liabilities and recognize revenue ratably over the contract period as this is our stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

In our Graphics segment where we sell off-the-self software products with no customization or post sale technology support services, we recognize revenue at the time we transfer control of the product to the customer. This occurs upon shipment of the product or when the customer downloads the software from our website or website of our resellers. We offer a 30 day return option to our customers; a return reserve is established at the time revenue is recorded and the reserve is monitored and adjusted based on actual experience. Historically, returns have been insignificant.

Product and Services Warranties

Warranty related costs are recorded in our operating expenses as incurred as these costs are immaterial for the products and services we sell.

Shipping and Handling Costs

We incur shipping and handling costs as part of our Graphics software sales. These costs are treated as fulfillment costs and are expensed as incurred.

Principal and Agent Considerations

We own the Intellectual Property and retain ownership when we license our customized software solutions for use by our Wireless segment customers. We are a principal in these transactions and as such we recognize our Wireless segment revenue on a gross basis.

We sell our Graphics software products directly to end consumers as well as through our distributors and re-sellers. We are a principal in these transactions as we bear the inventory risk, customers (or customer’s end users) view us as the primary obligor responsible for supporting the software products, and we have full discretion in establishing the prices for our graphics software products. As a principal we record our Graphics segment revenue on a gross basis.

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $0.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The Company adopted ASU 2014-09 as of January 1, 2018 utilizing the modified retrospective approach. This adoption did not have a material impact on our consolidated financial statements. See Note 11 for further details.

Recently Issued Accounting Standards Not Yet Adopted

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and early adoption is allowed in any interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

2. Acquisitions (Unaudited)

In December 2018, the Company entered into a definitive agreement to acquire the net assets of ISM Connect, LLC’s Smart Retail product Suite (“Smart Retail”). The transaction closed on January 9, 2019.

The following table summarizes the consideration paid for the Smart Retail acquisition in 2019 (in thousands):

Fair value of assets acquired	$9,315
Fair value of liabilities assumed	212
Total purchase price	$9,103

Components of purchase price:
Cash	$3,974
Common stock	5,129
Total purchase price	$9,103

The Company’s preliminary allocation of the purchase price is summarized as follows (in thousands):

Assets:
Costs incurred on projects not complete	$48
Intangible assets	5,229
Goodwill	4,038
Total assets	$9,315
Liabilities:
Deferred revenue	$212
Total liabilities	212
Total purchase price	$9,103

The purpose of the Smart Retail acquisition was to acquire a new growing and profitable revenue stream while deepening the relationships with our customers. The Smart Retail platform, which the Company will call ViewSpot™ , enables wireless carriers and retailers to offer powerful on-screen, interactive device demos that deliver consistent, secure and targeted content that showcase the features of the devices that consumers what to see and learn more about. ViewSpot also provides analytics capabilities, which will allow customers to gain valuable insights and buying behaviors. The platform is a logical addition to the Company’s existing product line that reaches wireless carriers and provides them with services that can attract and retain customers.

Unaudited pro forma results of operations (in thousands, except per share data) for the year ended December 31, 2018 are included below as if the acquisition occurred on January 1, 2018. Fiscal year 2017 financial information for Smart Retail is not available; therefore, pro forma results of operations for 2017 have not been provided. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Smart Retail been acquired at the beginning of 2018, nor does it purport to represent results of operations for any future periods.

Revenues	$30,086
Net loss	(1,421)
Loss per share:
Basic	$(0.08)
Diluted	$(0.08)

The Company did not engage in any acquisitions during 2017.

3. Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2018	2017
Computer hardware, software, and equipment	$14,683	$14,617
Leasehold improvements	5,316	5,316
Office furniture and fixtures	962	962
	20,961	20,895
Less accumulated depreciation and amortization	(20,096)	(19,666)
Equipment and improvements, net	$865	$1,229

Depreciation and amortization expense on equipment and improvements was $0.5 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

4. Goodwill and Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of December 31, 2018 and December 31, 2017 (in thousands except for useful life data):

		December 31, 2018					December 31, 2017
	Useful life (years)	Gross	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value	Gross	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value
Purchased technology	5-6	$265	$(125)	$140	$—	$140	$265	$(78)	$187	$—	$187
Customer relationships	3-6	999	(499)	500	(411)	89	999	(324)	675	(411)	264
Trademarks/trade names	2	38	(38)	—	—	—	38	(28)	10	—	10
Non-compete	3	51	(42)	9	—	9	51	(25)	26	—	26
Total		$1,353	$(704)	$649	$(411)	$238	$1,353	$(455)	$898	$(411)	$487

Intangible assets amortization expense was $0.2 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

Future amortization expense related to intangible assets as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	143
2020	47
2021	40
2022	8
Total	$238

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

We review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2018.

5. Debt and Related Party Transactions

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

On June 30, 2017, the Company entered into a new short-term secured borrowing arrangement with each of Smith and Elfman to refinance the prior arrangement with each of them, which matured on June 26, 2017 and June 23, 2017, respectively. Under the new borrowing arrangements, the Company issued to each of Smith and Elfman a new Secured Promissory Note (“Replacement Notes”) with a principal balance of $1.0 million, bearing interest at the rate of 12% per annum, and maturing on September 25, 2017. The maturity date of the Replacement Note entered into with Smith may be extended by up to 180 days upon the mutual consent of the Company and Smith.  Each of the Replacement Notes were secured by the Company’s accounts receivable and certain other assets.

On August 18, 2017, the Company entered into Amendments to the Replacement Notes issued to each of Smith and Elfman, which extended the Maturity Date of the Replacement Notes from September 25, 2017 to January 25, 2018. The amendments did not change any other terms of the Replacement Notes.

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

As a condition to closing of the private placement offering in March 2018 discussed in Note 6, the following Notes were further amended for the sole purpose of extending the maturity dates of each to March 25, 2020: (i) Secured Promissory Note dated June 26, 2017, issued to William W. Smith and Dieva L. Smith, as amended; (ii) Secured Promissory Note dated August 24, 2017, issued to Next Generation TC FBO Andrew Arno IRA 1663, as amended; and (iii) Secured Promissory Note, dated August 24, 2017 issued to Andrew Arno, as amended.

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

Long-term Debt

On September 2, 2016, we entered into a Note and Warrant Purchase Agreement with Unterberg Koller Capital Fund L.P. and William W. and Dieva L. Smith (collectively, the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement senior subordinated promissory notes in the aggregate principal amount of $4.0 million (the “Notes”). The Company completed the transactions contemplated by the Note and Warrant Purchase Agreement and issued the Notes on September 6, 2016.  The Notes were to mature three years following the issuance date, or September 6, 2019, and bear interest at the rate of 10% of the outstanding principal balance of the Notes, payable quarterly in cash or shares of the Company’s common stock.

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

In November 2018, the $2.0 million Unterberg Koller Note was paid in full, and an extinguishment loss consisting of the unamortized debt discount and issuance costs totaling $0.2 million was recognized.

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

In the Offering, the Company raised gross cash proceeds of $2.7 million, and exchanged outstanding indebtedness with a principal amount of $2.8 million owed to Smith (both long and short-term debt) and $0.1 million owed to Arno for 2,750 and 50 shares, respectively. The Offering raised net cash proceeds of $2.5 million (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for working capital purposes. In connection with the Offering, the Company granted customary registration rights to investors with respect to the resale of shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock.

In connection with the Offering, the Company entered into a Registration Rights Agreement with investors (the “Series B Registration Rights Agreement”) under which the Company agreed to prepare and file a registration statement with the SEC within 30 days after closing of the Series B Transaction for the purpose of registering the resale of shares of common stock issuable upon conversion of the Series B Preferred Stock (the “Conversion Shares”). The Company agreed to use its reasonable best efforts to cause such resale registration statement to be declared effective by the SEC within 90 days after the closing of the Series B Transaction (120 days in the event the registration statement is reviewed by the SEC) and agreed to pay liquidated damages to the Series B Stockholders if such resale registration statement were not to become effective within the applicable time period. The Conversion Shares were included in the registration statement filed in connection with the March Offering, and such registration statement became effective on April 19, 2018, which was later than the deadline specified in the Series B Registration Rights Agreement, resulting in liquidated damage payments of $48 thousand to Series B Stockholders. Certain Series B Stockholders, including without limitation, Smith and Arno, waived their rights to receive such liquidated damage payments.

Common Stock Offerings

May 2017 Offerings

On May 16, 2017, the Company entered into subscription agreements with four accredited investors in a private placement pursuant to which the Company issued and sold to such investors an aggregate of 85,000 shares of its unregistered common stock at a price per share of $1.10.

On May 17, 2017, the Company completed a registered direct offering of 2,077,000 shares of its common stock, which realized gross proceeds of $2.3 million before deducting transaction fees and other expenses. Offering costs related to the transaction totaled $0.2 million, comprised of $0.1 million of transaction fees and $0.1 million of legal and other expenses, resulting in net proceeds of $2.1 million. The Company engaged Sutter Securities Incorporated (“Sutter”) and Chardan Capital Markets, LLC (“Chardan”) as co-placement agents in connection with the offering, and under the terms of the engagement paid the placement agents a cash placement fee and issued to the placement agents warrants to purchase shares of Common Stock equal to 5% of the number of shares sold through each of them, without duplication, at an exercise price per share equal to $1.21 (Sutter) and $1.155 (Chardan). The warrants have a term of five years and became exercisable beginning on November 18, 2017.

March 2018 Offering

On March 6, 2018, the Company completed the March Offering, wherein a total of 2,857,144 shares of the Company’s common stock were issued at a purchase price of $1.75 per share, for a total purchase price of $5.0 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the offering at an exercise price of $2.17 per share. The March Offering raised net cash proceeds of approximately $4.5 million (after deducting the placement agent fee and expenses of the March Offering). The Company used the net cash proceeds from the March Offering for working capital purposes, to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

The Company engaged Chardan as placement agent for the March Offering pursuant to an engagement letter agreement. The Company agreed to pay Chardan a cash placement fee equal to 8.0% of the gross proceeds of the March Offering, and issued to Chardan a warrant to purchase shares of common stock equal to 3.0% of the number of shares sold in the March Offering (the “Chardan Warrant”). The Chardan Warrant has an exercise price of $2.365 per share, a term of 5.5 years from the closing date of the March Offering, and otherwise has identical terms to the warrants issued to the investors in the March Offering.

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

May 2018 Offering

On May 3, 2018, the Company completed the May Offering, wherein a total of 3,170,000 shares of the Company’s common stock were issued at a purchase price of $2.21 per share, for a total purchase price of approximately $7.0 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the Offering at an exercise price of $2.11 per share. The May Offering raised net cash proceeds of approximately $6.3 million (after deducting the placement agent fee and expenses). The Company used the net cash proceeds from the May Offering for working capital purposes, and to fund required dividend payments, payment of principal and interest payments under short-term borrowing obligations, and payment of interest (but not principal) under long-term borrowing obligations.

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

November 2018 Offering

On November 7, 2018, the Company completed the November Offering, wherein a total of 3,239,785 shares of the Company’s common stock were issued at a purchase price of $2.32 per share, for a total purchase price of approximately $7.5 million, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to the number of shares of common stock purchased by such investor in the Offering at an exercise price of $2.20 per share.

As part of the November Offering, the previously issued warrant agreements from the March and May 2018 Offerings were amended, which allowed the Company to reclassify them from liability to equity treatment. These warrants were initially accounted for as liabilities under ASC 815-40-25 since the original warrants provided the investors a cash settlement option in the event of a fundamental transaction that was not also provided to the common stockholders. In connection with the November Offering, these warrants were amended to remove the cash settlement option in the event of a fundamental transaction, thereby allowing equity treatment.

The November Offering raised net cash proceeds of approximately $6.9 million (after deducting the placement agent fee and expenses). The Company is using the net cash proceeds for general corporate purposes and repaid certain short and long-term debt obligations of $3.2 million.

The Company engaged Chardan as placement agent for the November Offering pursuant to an engagement letter agreement. The Company agreed to pay Chardan a cash placement fee equal to 6.0% of the gross proceeds of the November Offering. The Company also engaged Roth as its financial advisor for the November Offering. The Company agreed to pay Roth a cash fee equal to 2.0% of the gross proceeds of the November Offering.

The Company prepared and filed a registration statement with the SEC for the purpose of registering the resale of shares of common stock issued in the November Offering, and such registration statement became effective within the time period agreed by the parties to the November Offering.

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

The Company issued warrants to purchase shares of Common Stock in connection with a registered direct offering completed in May 2017, March 2018, May 2018 and November 2018. See the prior section under the heading “Common Stock Offering” for additional details regarding the warrants issued in connection with those offerings.

Subscription Agreement

On May 16, 2017, the Company entered into a subscription agreement with Andrew Arno (“Arno”) in a private placement pursuant to which the Company issued and sold 50,000 shares of its common stock at a price per share of $1.10. Andrew Arno is a director of the Company.

7. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$(2,541)	$(7,132)
Foreign	(186)	(75)
Total loss before provision for income taxes	$(2,727)	$(7,207)

A summary of the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$(265)	$—
State	2	(1)
Foreign	63	40
Total current	(200)	39
Deferred:
Federal	265	(530)
State	—	—
Foreign	(52)	(55)
Total deferred	213	(585)
Total income tax expense (benefit)	$13	$(546)

A reconciliation of the provision for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal benefit	3.0	3.9
Equity compensation	(0.7)	(4.5)
International tax items	(1.7)	(0.8)
Foreign taxes	(0.4)	0.2
State NOL true-up	(30.4)	0.0
Miscellaneous	(7.7)	(0.2)
Effect of change in rate	(12.6)	(372.4)
Change in valuation allowance	29.0	346.4
	(0.5)%	7.6%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred income tax assets
Net operating loss carry forwards	$41,356	$40,042
Credit carry forwards	3,292	3,557
Fixed assets	493	531
Intangibles	6,417	8,446
Equity-based compensation	439	399
Nondeductible accruals	565	465
Various reserves	55	81
Other	107	2
Valuation allowance	(52,414)	(52,948)
Total deferred income taxes - net	310	575
Deferred income tax liabilities
Foreign intangibles	(74)	(126)
Unrealized translation gain/loss	(4)	(23)
Prepaid expenses	(41)	(22)
Total deferred income liabilities	(119)	(171)

Net deferred income tax assets	$191	$404

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $159.0 million and $151.1 million, respectively, at December 31, 2018, to reduce future cash payments for income taxes. These federal NOL carryforwards will expire from 2024 through 2037 and state NOL carryforwards will expire 2018 through 2038. The Company also had $0.3 million of Alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2018. These tax credits will begin to expire in 2027.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2018 and 2017, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.

The Company’s gross unrecognized tax benefits as of December 31, 2018 and 2017 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$428	$428
Increases (decreases) in tax positions for the current year	—	—
Increases (decreases) in tax positions for the prior year	—	—
Gross unrecognized tax benefits, ending balance	$428	$428

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2016. In addition, the Company was also in a loss position for the year ending December 31, 2017 as well as for the year ending December 31, 2018. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2018 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2018, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $52.4 million at December 31, 2018. The valuation allowance on deferred tax assets decreased by $0.5 million and $23.7 million in 2018 and 2017, respectively. The decrease in valuation allowance is the result of valuation allowance being released in 2018 to allow recognition of the deferred tax assets related to AMT credits which will now be refundable under the Tax Cuts and Jobs Act beginning in 2018.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During 2018 and 2017, we recognized $0 and of interest and penalties. The cumulative interest and penalties at December 31, 2018 and 2017 were $0. Due to expiration of statute limitation of California R&D, the unrecognized tax benefits including interest and penalties were released during 2016. We do not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The Company closed their federal audit of 2011 loss carry back claim during the 2014 tax year with no impact to the financial statements. The 2015-2017 tax years are open for federal audit. State income tax returns are subject to examination for a period of three to four years after filing, and currently the 2014-2017 tax years are open for audit. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2018, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

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

For financial reporting purposes, income (loss) before provision for income taxes for our foreign subsidiaries was $(0.2) million and $(0.1) million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2017, unremitted earnings of foreign subsidiaries were approximately $0.3 million and were included in our computation of the transition tax associated with the enactment of the Act discussed above. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.

As a part of the provisions of the 2017 Act, the corporate alternative minimum tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Taxpayers with AMT credit carryforwards that have not yet been used may claim a refund in future years for those credit. Since the AMT credit will now be fully refundable regardless of whether there is a future income tax liability before AMT credits, the benefit of the AMT credit will be realized in the future. Accordingly, a valuation allowance established against AMT credit carryforward balance is no longer necessary and a benefit has been recognized with respect to a $0.5 million AMT credit carryforward balance that was generated with 2011 net operating loss carrybacks. The Company has opted to reflect the balance as part of deferred tax asset balance. With the filing of the 2018 federal tax return, the Company will receive a refund of 50% of the balance and this amount has been reclassified to a federal income tax receivable.

The 2017 Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2018 is less than $0.1 million.

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

	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net loss	$(2,740)	$(6,661)
Dividends paid to preferred stockholders	(404)	—
Net loss available to common stockholders	$(3,144)	$(6,661)
Denominator:
Weighted average shares outstanding - basic	22,322	13,489
Potential common shares - options (treasury stock method)	—	—
Weighted average shares outstanding - diluted	22,322	13,489
Shares excluded due to an exercise price greater than weighted average stock price for the period	1,081	1,839
Net loss per common share:
Basic	$(0.14)	$(0.49)
Diluted	$(0.14)	$(0.49)

9. Employee Benefit Plans

The Company offers its employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

10. Stock-Based Compensation

Stock Plans

On June 18, 2015, our Shareholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”) and a subsequent amendment to the 2015 OEIP to increase the number of shares reserved thereunder was approved by our Shareholders on June 14, 2018.  The 2015 OEIP, which became effective upon approval by our Shareholders on June 18, 2015, replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 4,625,000 shares.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock, or 250 shares, for any purchase period. Additionally, no more than 250,000 shares in the aggregate may be purchased under the plan.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the year ended December 31, 2018, using the Black-Scholes option pricing model, were as follows:

Weighted average grant date fair value of stock options	$1.56
Assumptions
Risk-free interest rate (weighted average)	2.90%
Expected dividend yield	—
Weighted average expected life (years)	6.2
Volatility (weighted average)	73.8%
Forfeiture rate	26.6%

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

	September 30,	March 31,	September 30,	March 31,
Offering Period Ended	2018	2018	2017	2017
Shares purchased for offering period	1,843	3,250	2,000	2,002
Fair value per share	$0.96	$0.75	$0.35	$0.72
Assumptions
Risk-free interest rate (average)	2.29%	1.92%	0.89%	0.47%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	54.3%	81.4%	64.2%	52.6%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenues	$—	$1
Selling and marketing	112	(23)
Research and development	207	213
General and administrative	616	582
Restructuring expense	—	398
Total non-cash stock compensation expense	$935	$1,171

Stock Options

A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2018 and the activity during the years ended herein are as follows (in thousands except per share amounts):

		Weighted Ave.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2016	373	$22.51	$—
(307 options exercisable at a weighted average exercise price of $26.48)
Granted	—	$—
Exercised	—	$—
Canceled / expired	(234)	$32.54
Outstanding as of December 31, 2017	139	$5.69	$—
(116 options exercisable at a weighted average exercise price of $6.16)
Granted	30	$—
Exercised	—	$—
Canceled / expired	(9)
Outstanding as of December 31, 2018	160	$4.88	$—

Exercisable as of December 31, 2018	123	$5.64	$—
Vested and expected to vest at December 31, 2018	136	$4.13	$—

As of December 31, 2018, there was $1.8 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plans. At December 31, 2018, there were 2.8 million and 0 shares available for future grants under the 2015 OEIP and 2005 Plan, respectively.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2018, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2016	434	$4.30
Granted	88	1.11
Vested	(329)	3.98
Canceled and forfeited	(26)	2.70
Unvested at December 31, 2017	167	3.49
Granted	1,125	1.92
Vested	(283)	2.52
Canceled and forfeited	(2)	0.83
Unvested at December 31, 2018	1,007	2.01

11. Revenues

Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Results for the period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 605. We have applied the new standard to all open contracts at the date of initial application. The cumulative adjustment to the opening accumulated deficit balance at January 1, 2018 was immaterial.

Revenue Recognition

We recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, we first identify the contract which usually is established when a contract is fully executed by each party and consideration expected is expected to be received. Next we identify the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then determine the transaction price in the arrangement and allocate the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. We evaluate the total amount of variable consideration expected to be earned by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also generate the majority of our revenue on usage based fees which are variable and depend entirely on our customers use of perpetual licenses, transactions processed on our hosted environment, advertisement placements on our service platform, and activity on our cloud based service platform.

We have made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since our standard payment terms are less than one year, we have elected the practical expedient not to assess whether a contract has a significant financing component.

Performance Obligations

CommSuite and Netwise Revenue

In our Wireless segment, we sell our software solutions to major wireless network and cable operators. For our Netwise and CommSuite products, we may provide customization services for a fee to ensure our software solution can operate on their operating platforms and the operating platform of the mobile devices of our customer’s end users. In addition, since the mobile device OEMs change their operating systems regularly, we provide maintenance services to ensure utility of the software license is not diminished for our customers. We consider the customization services, the software license, and maintenance services to maintain the utility of the software license for our customers as a single performance obligation. We provide the perpetual license on a royalty free basis. Revenue related to customization services, if charged, is recognized at a point in time upon delivery and acceptance of the customized software license by the customer.

To support the Netwise and CommSuite solutions, we also provide customers with our hosted environment and ASP services for the duration of the license term. We consider the provision of these services to be a separate performance obligation. In these transactions, the total consideration expected is variable. We do not estimate when the variable consideration will be recognized because the License Usage Based Fees, Hosting Service Fees and ASP Advertising Fees relate specifically to our efforts to transfer the services for a specified period (month or quarter) which are distinct from the services provided in other specified periods. Our customer’s or the customer’s end customer’s usage occurs within the defined period, and the variability of our license, hosting and ASP fees is resolved in the specified period, and such fees earned are not subject to adjustment based on the activity in other periods.

We earn revenue from these services on a fixed fee per perpetual license usage on our hosted environment and advertising revenue share for advertisements placed by our customers on our platform.  The usage fees are not earned until we transfer our software license to our customers. We recognize the usage based fees when we are entitled to the consideration earned for the distinct service period based on our customer’s usage of our licenses, hosting services, and ASP advertising platform.

SafePath Cloud Based Services

Our SafePath solution is a hybrid Software as a Service offering. We consider the provision of the perpetual license and the cloud based platform as a single performance obligation. We provide the perpetual license on a royalty free basis and earn revenue based on a fixed fee usage of our cloud based services. We recognize the usage based fees when we are entitled to the consideration earned for the distinct service period based on our customer’s usage of our cloud based services.

Consulting Services and Other

In our Wireless segment, we have developed a roadmap for adding new functionality to our products to extend the product lifecycle and expand our customer’s use of the product on their networks. From time to time, we enter into consulting services arrangements with our customers to develop incremental functionality not included on our developmental roadmap. We earn revenue from our consulting services that is recognized at the time of delivery of the software when the services have been completed and control has been transferred to our customers.

We also enter into arrangements with certain customers to provide technology support services beyond the initial warranty period.  Technology support services include e-mail and telephone support and unspecified rights to bug fixes available on a when-and-if available basis. We consider the provision of such technology support services to be a separate performance obligation. We generally bill in advance for a fixed term and recognize revenue from these arrangements ratably over the contractual term as we perform our services.

Graphics Segment Revenue

We sell our off-the-shelf Graphics software products directly to end users as well as through our distribution and reseller channel partners. These products require no customization and minimal post-sale technology support services. We recognize revenue from Software sales at the time we transfer control of the product to the customer. This occurs upon shipment of the product or when the customer downloads the software from our website or website of our distributor and resellers partners. In some instances, we will consign our Software products to a distributor or reseller. In those instances, we recognize revenue when the end consumer takes control of the product.

We offer a 30 day return policy to our customers; a return reserve is established at the time revenue is recorded.  We review available retail channel information and make a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. The return reserve is monitored and adjusted based on actual experience. Historically, returns have been insignificant.

Unearned Revenue

Unearned revenue represents amounts billed to customers for which revenue has not been recognized. Unearned revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. During the three and twelve months ended December 31, 2018 we recognized $0 and $48,000, respectively, in our consolidated statements of operations that was previously recorded as unearned revenue in the consolidated balance sheet at January 1, 2018.

Costs to Obtain a Customer Contract

We pay sales commissions to our sales force, which are incremental and recoverable costs of acquiring contracts.  Sales commissions are only paid when we earn usage based fees on the contracts. The commission obligation is established each quarter based on the usage based fees earned. The commission obligation is not adjusted by future usage based fees earned, that is each period is discrete from the other. As a result of the structure of the commission plan, we record the commission expense when the commission obligation is determined, which is generally quarterly.

Costs to Fulfill a Customer Contract

We incur costs to fulfill obligations under a contract. We recognize these costs as we fulfill our performance obligation and recognize revenue. Where we provide services and earn revenue over the contract term based on usage of our platforms, we recognize the associated fulfillment costs as they are incurred and as usage based revenue is recognized.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics segments.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
	(unaudited)
Wireless:
CommSuite & Netwise	$18,889	$14,521
SafePath	3,327	182
Consulting services and other	1,896	3,355
Legacy software licenses	362	284
Total wireless	$24,474	$18,342
Graphics:
Software	1,811	4,632
Total revenues	$26,285	$22,974

12. Commitments and Contingencies

Leases

The Company leases its buildings under operating leases that expire on various dates through 2022. Future minimum annual lease payments under such leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	2,085
2020	1,812
2021	1,776
2022	32
Total	$5,705

As of December 31, 2018, $2.4 million of the remaining lease commitments expense has been accrued as part of the 2013 Restructuring Plan, partially offset by future estimated sublease income of $1.8 million.

Total rent expense was $1.7 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.

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

13. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, and SafePath® family of products. Graphics includes our consumer-based products: Poser®, Moho®, MotionArtist®, Rebelle, PhotoDonut and StuffIt®, and through April 2018 included third-party software products under the Clip Studio® brand, which we distributed under an agreement which expired in October 2017 and permitted certain post-termination distribution rights until April 2018.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	Year Ended December 31,
	2018	2017
Wireless	$24,474	$18,342
Graphics	1,811	4,632
Total revenues	26,285	22,974
Cost of revenues	4,333	5,082
Gross profit	$21,952	$17,892

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s revenues is as follows:

	Year Ended December 31,
	2018	2017
Wireless:
Sprint (& affiliates)	81%	61%
Graphics:
FastSpring	5%	14%

The customers listed above comprised 84% and 72% of our accounts receivable as of December 31, 2018 and 2017, respectively. Our major customers could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of any of our major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2018 and 2017, the Company operated in three geographic locations: the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customer’s bill-to address were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Americas	$26,054	$22,579
EMEA	90	170
Asia Pacific	141	225
Total revenues	$26,285	$22,974

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

In the first quarter of fiscal 2017, the Board of Directors approved an additional restructuring plan intended to further streamline and flatten the Company’s organization, reduce overall headcount by approximately 16%, and reduce its overall cost structure by another $0.9 - $1.0 million per quarter. The restructuring plan resulted in special charges totaling approximately $0.3 million recorded during the three-month period ending March 31, 2017. These charges were primarily related to severance costs and include $0.1 million of non-cash stock-based compensation severance.

Restructuring charges in 2018 related to one-time employee termination costs.

Following is the activity in our restructuring liability for the year ended December 31, 2018 (in thousands):

	Balance at December 31, 2017	Provision, net	Usage	Balance at December 31, 2018
Lease/rental terminations	$704	—	(209)	$495
One-time employee termination benefits	—	173	(59)	114
Total	$704	$173	$(268)	$609

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

On January 9, 2019, the Company acquired the net assets of ISM Connect, LLC’s Smart Retail product suite. See Note 2 for additional information.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2018 and 2017 are as follows (in thousands, except per share data):

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$5,463	$6,945	$6,525	$7,352
Gross profit	$4,154	$5,829	$5,546	$6,424
Operating income (loss)	$(2,021)	$74	$55	$679
Net income (loss)	$(2,381)	$(2,177)	$(983)	$2,801
Net earnings (loss) per share - basic (1)	$(0.16)	$(0.10)	$(0.04)	$0.10
Weighted average shares outstanding - basic	15,299	21,888	25,020	26,925
Net earnings (loss) per share - diluted (1)	$(0.16)	$(0.10)	$(0.04)	$0.10
Weighted average shares outstanding - diluted	15,299	21,888	25,020	27,395

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$5,576	$5,862	$5,804	$5,732
Gross profit	$4,293	$4,577	$4,645	$4,377
Operating loss	$(2,578)	$(1,619)	$(942)	$(535)
Net loss	$(2,880)	$(1,952)	$(1,670)	$(160)
Net loss per share - basic (1)	$(0.24)	$(0.15)	$(0.12)	$(0.01)
Weighted average shares outstanding - basic	12,163	13,179	14,297	14,281
Net loss per share - diluted (1)	$(0.24)	$(0.15)	$(0.12)	$(0.01)
Weighted average shares outstanding - diluted	12,163	13,179	14,297	14,281

(1)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.