Form 10-Q
period 2019-03-31
SMITH MICRO SOFTWARE, INC.
filed 2019-05-15
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001‑35525

SMITH MICRO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33‑0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5800 CORPORATE DRIVE

PITTSBURGH, PA 15237

(Address of principal executive offices, including zip code)

(412) 837-5300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SMSI	NASDAQ

As of May 13, 2019, there were 32,067,956 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2019

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,378	$12,159
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $126 (2019) and $135 (2018)	8,951	7,130
Prepaid expenses and other current assets	565	795
Total current assets	16,894	20,084
Equipment and improvements, net	852	865
Right-of-use assets	2,419	—
Deferred tax assets, net	191	191
Other assets	175	140
Intangible assets, net	5,270	238
Goodwill	7,797	3,685
Total assets	$33,598	$25,203
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,249	$1,160
Accrued payroll and benefits	2,121	1,745
Current operating lease liabilities	987	—
Other accrued liabilities	330	450
Deferred revenue	234	28
Total current liabilities	4,921	3,383
Non-current liabilities:
Operating lease liabilities	1,876	—
Deferred rent	578	723
Other long term liabilities	185	534
Total non-current liabilities	2,639	1,257
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2019 and 2018); 1,345 shares outstanding (2019 and 2018)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 32,064,848 and 28,241,129 shares issued and outstanding (2019 and 2018, respectively)	32	28
Additional paid-in capital	261,990	256,626
Accumulated comprehensive deficit	(235,984)	(236,091)
Total stockholders’ equity	26,038	20,563
Total liabilities and stockholders' equity	$33,598	$25,203

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenues	$8,432	$5,463
Cost of revenues	916	1,309
Gross profit	7,516	4,154
Operating expenses:
Selling and marketing	1,968	1,730
Research and development	2,682	2,255
General and administrative	2,700	2,190
Restructuring expense	104	—
Total operating expenses	7,454	6,175
Operating income (loss)	62	(2,021)
Other expense:
Interest expense, net	—	(171)
Change in fair value of warrant liability	—	(139)
Other expense	(10)	(40)
Income (loss) before provision for income taxes	52	(2,371)
Provision for income tax expense	4	10
Net income (loss)	$48	$(2,381)

Net earnings (loss) per share:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)

Weighted average shares outstanding:
Basic	31,297	15,299
Diluted	31,323	15,299

Preferred dividends per share	$25.00	$25.56

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018 (audited)	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	9	—	9
Restricted stock grants, net of cancellations	—	—	1,225	1	445	—	446
Cancellation of shares for payment of withholding tax	—	—	(103)	—	(207)	—	(207)
Employee stock purchase plan	—	—	2	—	5	—	5
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Preferred stock dividends	—	—	—	—	—	(34)	(34)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Comprehensive loss	—	—	—	—	—	48	48
BALANCE, March 31, 2019 (unaudited)	1	$—	32,065	$32	$261,990	$(235,984)	$26,038

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$48	$(2,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	321	207
Non-cash lease expense	194	—
Amortization of debt discounts and financing issuance costs	—	65
Restructuring costs	104	—
Provision for doubtful accounts and other adjustments to accounts receivable	(9)	22
Provision for excess and obsolete inventory	1	(6)
Gain on disposal of fixed assets	(1)	—
Stock based compensation	455	164
Change in fair value of warrant liability	—	139
Change in operating accounts:
Accounts receivable	(1,759)	(232)
Prepaid expenses and other assets	194	112
Accounts payable and accrued liabilities	(117)	(59)
Deferred revenue	(85)	110
Net cash used in operating activities	(654)	(1,859)
Investing activities:
Acquisition of Smart Retail business, net	(3,974)	—
Capital expenditures	(110)	(16)
Net cash used in investing activities	(4,084)	(16)
Financing activities:
Proceeds from stock sale for employee stock purchase plan	5	3
Proceeds from (payments related to) the issuance of common stock	(14)	4,462
Repayments of short-term secured promissory notes	—	(1,000)
Dividends paid on preferred stock	(34)	(141)
Net cash provided by (used in) financing activities	(43)	3,324
Net increase (decrease) in cash and cash equivalents	(4,781)	1,449
Cash and cash equivalents, beginning of period	12,159	2,205
Cash and cash equivalents, end of period	$7,378	$3,654

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9	$5
Cash paid for interest expense	—	111

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Smart Retail acquisition	$5,129	$—
Issuance of common stock warrants in connection with stock offering	—	2,908

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. The Company

Smith Micro Software, Inc. (“Smith Micro” or the “Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers and cable MSOs around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, our solutions enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio also includes a wide range of products for creating, sharing and monetizing rich content, such as visual messaging, optimizing retail content display, analytics capabilities, and 2D/3D graphics applications.

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of March 31, 2019, and the related consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2019 and 2018, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 27, 2019.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.

Recently Adopted Accounting Pronouncements

The Company adopted FASB ASC Topic No. 842, Leases, and related amendments, as of January 1, 2019, utilizing the modified retrospective approach through a cumulative-effect adjustment to equity. We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.1 million as of January 1, 2019, and an adjustment to retained earnings of $0.1 million. The standard did not materially impact our consolidated net income or earnings per share and had no impact on cash flows. See Note 11 for further details.

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

As discussed in Note 3, during the first quarter of 2019 we acquired assets associated with the Smart Retail product suite, later branded ViewSpot, from ISM Connect, LLC. Our ViewSpot contracts with the Tier 1 customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services, primarily ViewSpot, depend on a significant level of integration, interdependency, and interrelation between the on-premise applications and cloud services, and are accounted for together as one performance obligation. Revenue from ViewSpot is recognized ratably over the period in which the cloud services are provided.

We receive upfront payments from customers from services to be provided under our ViewSpot arrangements. The advance receipts are deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customer’s marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform.

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

3. Acquisitions

In December 2018, the Company entered into a definitive agreement to acquire the net assets of ISM Connect, LLC’s Smart Retail product suite (“Smart Retail”). The transaction closed on January 9, 2019.

The following table summarizes the consideration paid for the Smart Retail acquisition in 2019 (unaudited, in thousands):

Fair value of assets acquired	$9,394
Fair value of liabilities assumed	291
Total purchase price	$9,103

Components of purchase price:
Cash	$3,974
Common stock	5,129
Total purchase price	$9,103

The Company’s preliminary allocation of the purchase price is summarized as follows (unaudited, in thousands):

Assets:
Costs incurred on projects not complete	$53
Intangible assets	5,229
Goodwill	4,112
Total assets	$9,394
Liabilities:
Deferred revenue	$291
Total liabilities	291
Total purchase price	$9,103

The purpose of the Smart Retail acquisition was to acquire a new growing and profitable revenue stream while deepening the relationships with our customers. The Smart Retail platform, which we now call ViewSpot™ , enables wireless carriers and retailers to offer powerful on-screen, interactive device demos that deliver consistent, secure and targeted content that showcase the features of the devices that consumers what to see and learn more about. ViewSpot also provides analytics capabilities, which allow customers to gain valuable insights and buying behaviors. The platform is a logical addition to the Company’s existing product line that reaches wireless carriers and provides them with services that can attract and retain customers.

Unaudited pro forma results of operations for the three month ended March 31, 2019 and 2018 are included below as if the acquisition occurred on January 1, 2018. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Smart Retail been acquired at the beginning of 2018, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended March 31,
	2019	2018
	(unaudited, in thousands, except per share amounts)
Revenues	$8,432	$6,515
Net income (loss)	48	(2,032)
Earnings (loss) per share:
Basic	$0.00	$(0.14)
Diluted	$0.00	$(0.14)

4. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three months ended March 31, 2019, management evaluated whether there were conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	In May 2017, the Company raised $2.2 million of new capital in a private placement offering of its common stock.
•	In September 2017, the Company closed on a $5.5 million preferred stock transaction which converted $2.8 million of long and short-term debt and raised $2.7 million of new capital.
•	On March 5, 2018, the Company raised $5.0 million of new capital in a private placement offering of its common stock.
•	On May 3, 2018, the Company raised $7.0 million of new capital in a private placement offering of its common stock.
•

On November 7, 2018, the Company raised $7.5 million of new capital in a private placement offering of its common stock. Following this transaction, $3.2 million of short and long-term debt was repaid.

Management believes the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions, if it starts to trend unfavorably against its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through a private placement.
•	Raise additional capital through short-term loans.
•	Implement restructuring and cost reductions.
•	Secure a commercial bank line of credit.
•	Sell or license intellectual property.

5. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at March 31, 2019 and December 31, 2018.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss)	$48	$(2,381)
Dividends paid to preferred stockholders	(34)	(141)
Net income (loss) available to common stockholders	$14	$(2,522)
Denominator:
Weighted average shares outstanding – basic	31,297	15,299
Potential common shares – options / warrants (treasury stock method)	26	—
Weighted average shares outstanding – diluted	31,323	15,299
Shares excluded (anti-dilutive)	—	135
Shares excluded due to an exercise price greater than weighted average stock price for the period	11,213	1,073

Net earnings (loss) per common share:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)

7. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2019, the Company granted 1,250,000 shares of restricted stock and 45,000 incentive stock options under the Company’s 2015 Omnibus Equity Incentive Plan, as amended. As of March 31, 2019, there were 1.3 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

8. Revenues

Revenue Recognition

We sell products and services to customers in our Wireless and Graphics segments. In our Wireless segment, we sell our software solution, cloud based services and consulting services to major wireless network and cable operators. We sell our off-the-shelf Graphics software products directly to end users as well as through our distribution and reseller channel partners.

We recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, we first identify the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, we identify the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then determine the transaction price in the arrangement and allocate the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. We evaluate the total amount of variable consideration expected to be earned by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also generate the majority of our revenue on usage based fees which are variable and depend entirely on our customers use of perpetual licenses, transactions processed on our hosted environment, advertisement placements on our service platform, and activity on our cloud based service platform.

During the first quarter of 2019, we acquired the Smart Retail assets from ISM Connect, LLC. Our contracts with the Tier 1 customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services, primarily ViewSpot, depend on a significant level of integration, interdependency, and interrelation between the on-premise applications and cloud services, and are accounted for together as one performance obligation. Revenue from ViewSpot is recognized ratably over the period in which the cloud services are provided.

We receive upfront payments from customers from services to be provided under our ViewSpot arrangements. The advance receipts are deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customer’s marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform.

We have made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since our standard payment terms are less than one year, we have elected the practical expedient not to assess whether a contract has a significant financing component.

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. During the three months ended March 31, 2019 we recognized $27 thousand in our consolidated statements of operations that was previously recorded as deferred revenue in the consolidated balance sheet at January 1, 2019. As of March 31, 2019, our total deferred revenue balance was $0.2 million.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics segments.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Wireless:
CommSuite & Netwise	$4,678	$3,974
SafePath	2,134	323
ViewSpot	786	—
Consulting services and other	561	509
Legacy software licenses	13	10
Total wireless	8,172	4,816
Graphics:
Software	260	647
Total revenues	$8,432	$5,463

9. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath®, and ViewSpot™ family of products. Graphics includes our consumer-based products: Poser®, Moho®, MotionArtist®, Rebelle, PhotoDonut and StuffIt®, and through April 2018 included third-party software products under the Clip Studio® brand, which we distributed under an agreement which expired in October 2017 and permitted certain post-termination distribution rights until April 2018.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Wireless	$8,172	$4,816
Graphics	260	647
Total revenues	$8,432	$5,463

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Wireless:
Sprint (& affiliates)	77%	75%
Graphics:
FastSpring	2%	10%

The two customers listed above comprised 78% and 80% of our accounts receivable as of March 31, 2019 and 2018, respectively.

Geographical Information

During the three months ended March 31, 2019 and 2018, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Americas	$8,392	$5,374
EMEA	19	30
Asia Pacific	21	59
Total revenues	$8,432	$5,463

The Company does not separately allocate specific assets to these geographic locations.

10. Commitments and Contingencies

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

11. Leases

The Company leases office space and equipment, and certain office space is subleased. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

Leases with an initial term of greater than twelve months are recorded on the consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease contracts generally do not provide a readily determinable implicit rate. For these contracts, the estimated incremental borrowing rate is based on information available at the inception of the lease.

Operating lease cost consists of the following (in thousands):

For the Three Months Ended March 31, 2019
(unaudited)
Lease cost	$397
Sublease income	(151)
Total lease cost	$246

Operating lease assets and liabilities are summarized as follows (in thousands):

As of March 31, 2019
(unaudited)
Right-of-use assets	$2,419

Current lease liabilities	$987
Long-term lease liabilities	1,876
Total lease liabilities	$2,863

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of March 31, 2019
(unaudited)
2019	$858
2020	1,143
2021	1,109
2022	14
2023	—
Thereafter	—
Total lease payments	3,124
Less imputed interest	261
Present value of lease liabilities	$2,863

As of March 31, 2019, we have an additional operating lease for office space that has not yet commenced with a lease liability totaling approximately $1.5 million. This lease will commence during the second quarter of 2019.

12. Equity Transactions

In January 2019, the Company issued 2,699,531 shares of Common Stock in connection with its acquisition of the Smart Retail product suite of ISM connect, LLC. See Note 3 for further details.

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

After a review of the four sources of taxable income as of December 31, 2018 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2018, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $52.4 million as of March 31, 2019.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns of the Company are currently subject to IRS examination for the 2015 – 2017 tax years. State income tax returns are subject to examination for a period of three to four years after filing and currently the 2014-2017 tax years are open for audit. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our consolidated financial results. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

14. Subsequent Events

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
•

our ability to comply with the requirements for our products imposed by our customers or by the third party providers of software and/or platforms that we use, and to respond quickly and effectively to any changes in such requirements;

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

•	potential tax liabilities and other factors that may impact our effective tax rates;
•	the existence of undetected software defects in our products;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others; and
•	the risks inherent with international operations.

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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended March 31,
	2019	2018
Wireless:
Sprint (& affiliates)	77%	75%
Graphics:
FastSpring	2%	10%

The two customers listed above comprised 78% and 80% of our accounts receivable as of March 31, 2019 and 2018, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2019 and 2018. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2019	2018
Revenues	100.0%	100.0%
Cost of revenues	10.9	24.0
Gross profit	89.1	76.0
Operating expenses:
Selling and marketing	23.3	31.7
Research and development	31.8	41.3
General and administrative	32.0	40.1
Restructuring expense	1.2	—
Total operating expenses	88.3	113.1
Operating income (loss)	0.8	(37.1)
Interest expense, net	—	(3.1)
Change in fair value of warrant liability	—	(2.5)
Other expense	(0.1)	(0.7)
Income (loss) before provision for income taxes	0.7	(43.4)
Provision for income tax expense	0.0	0.2
Net income (loss)	0.7%	(43.6)%

Segment Revenues

The following table shows the revenues generated by each business segment for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Wireless	$8,172	$4,816
Graphics	260	647
Total revenues	8,432	5,463
Cost of revenues	916	1,309
Gross profit	$7,516	$4,154

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues. Revenues were $8.4 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $2.9 million, or 54.3%. Wireless revenue of $8.2 million increased $3.4 million, or 69.7%, primarily due to increased subscribers and resulting revenues from our largest customer, Sprint, associated with growth in the SafePath product. Our newly acquired product, ViewSpot, generated approximately $0.8 million in revenues during the quarter. Graphics revenue decreased by $0.4 million or 59.8% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys in October 2017, which permitted certain post-termination distribution rights for the English-language version of Clip Studio Paint (formerly Manga Studio), through April 2018.

Cost of revenues. Cost of revenues were $0.9 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $0.4 million, or 30.0%, primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $7.5 million, or 89% of revenues, for the three months ended March 31, 2019, compared to $4.2 million, or 76% of revenues, for the three months ended March 31, 2018. This increase is due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $2.0 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily due to an increase in headcount for ViewSpot and commissions due to increased performance levels. The amortization of intangible assets was $0.1 million for each of the three months ended March 31, 2019 and 2018.

Research and development. Research and development expenses were $2.7 and $2.3 million for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily due to additional headcount related expenses for ViewSpot.

General and administrative. General and administrative expenses were $2.7 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily due to an increase in non-cash stock compensation, variable compensation expense, consulting fees, and acquisition fees.

Restructuring expense. Restructuring expense was $0.1 million for the three months ended March 31, 2019. Restructuring charges in 2019 related primarily to one-time employee termination costs.

Interest expense, net. Interest expense was $0.2 million for the three months ended March 31, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. This decrease was due to a reduction in outstanding debt from the previous year.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $0.1 for the three months ended March 31, 2018. The warrants were reclassified from liabilities to equity in connection with the November 2018 stock offering.

Liquidity and Capital Resources

See Note 4 of the consolidated financial statements for management’s going concern evaluation of the Company.

At March 31, 2019, we had $7.4 million in cash and cash equivalents and $12.0 million of working capital.

Operating activities

Net cash used in operating activities was $0.7 million for the three months ended March 31, 2019. The primary uses of operating cash were an increase in accounts receivable of $1.8 million, a decrease in accounts payable and accrued expenses of $0.1 million, and a decrease in deferred revenue of $0.1 million. This usage was partially offset by a decrease in prepaid expenses and other assets of $0.2 million, and an add-back of non-cash expenses totaling $1.1 million.

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

Investing activities

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2019, relating to a $4.0 million net cash payment for the Smart Retail acquisition and $0.1 million of capital expenditures.

Net cash used in investing activities was $16 thousand for the three months ended 2018, which related to capital expenditures.

Financing activities

Net cash used in financing activities was $43 thousand for the three months ended March 31, 2019, of  which $34 thousand related to a payment of dividends on preferred stock.

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

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2018 Annual Report on Form 10-K, filed with the SEC on March 27, 2019.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2019	9,599		$1.89	—	—
February 1 - 28, 2019	9,527		1.94	—	—
March 1 - 31, 2019	83,833		2.04	—	—
Total	102,959	(1)	$2.01

(1)

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

SMITH MICRO SOFTWARE, INC.

May 15, 2019	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2019	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)