Form 10-Q
period 2019-06-30
SMITH MICRO SOFTWARE, INC.
filed 2019-08-02
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 36,951,259 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2019

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,611	$12,159
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $143 (2019) and $135 (2018)	13,017	7,130
Prepaid expenses and other current assets	938	795
Total current assets	20,566	20,084
Equipment and improvements, net	930	865
Right-of-use assets	6,708	—
Deferred tax assets, net	191	191
Other assets	267	140
Intangible assets, net	5,002	238
Goodwill	7,797	3,685
Total assets	$41,461	$25,203
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,227	$1,160
Accrued payroll and benefits	2,232	1,745
Current operating lease liabilities	1,057	—
Other accrued liabilities	246	450
Deferred revenue	183	28
Total current liabilities	4,945	3,383
Non-current liabilities:
Operating lease liabilities	6,135	—
Deferred rent	547	723
Other long term liabilities	168	534
Total non-current liabilities	6,850	1,257
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2019 and 2018); 1,335 and 1,345 shares outstanding (2019 and 2018, respectively)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 32,041,685 and 28,241,129 shares issued and outstanding (2019 and 2018, respectively)	32	28
Additional paid-in capital	262,215	256,626
Accumulated comprehensive deficit	(232,581)	(236,091)
Total stockholders’ equity	29,666	20,563
Total liabilities and stockholders' equity	$41,461	$25,203

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,854	$6,945	$19,286	$12,408
Cost of revenues	974	1,116	1,891	2,425
Gross profit	9,880	5,829	17,395	9,983
Operating expenses:
Selling and marketing	1,768	1,447	3,735	3,177
Research and development	2,743	2,195	5,425	4,450
General and administrative	2,426	2,061	5,126	4,251
Restructuring expense	11	52	115	52
Total operating expenses	6,948	5,755	14,401	11,930
Operating income (loss)	2,932	74	2,994	(1,947)
Other income (expense):
Interest income (expense), net	31	(143)	30	(314)
Change in fair value of warrant liability	—	(2,085)	—	(2,224)
Gain on sale of software product	483	—	483	—
Other expense	(6)	(10)	(15)	(50)
Income (loss) before provision for income taxes	3,440	(2,164)	3,492	(4,535)
Provision for income tax expense	4	13	8	23
Net income (loss)	$3,436	$(2,177)	$3,484	$(4,558)

Net earnings (loss) per share:
Basic	$0.11	$(0.11)	$0.11	$(0.26)
Diluted	$0.10	$(0.11)	$0.10	$(0.26)

Weighted average shares outstanding:
Basic	32,068	21,888	31,685	18,612
Diluted	35,308	21,888	33,365	18,612

Preferred dividends per share	$25.01	$50.38	$50.01	$71.16

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2019 (unaudited)	1	$—	32,065	$32	$261,990	$(235,984)	$26,038
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	10	—	10
Restricted stock grants, net of cancellations	—	—	—	—	323	—	323
Cancellation of shares for payment of withholding tax	—	—	(35)	—	(108)	—	(108)
Exercise of warrants	—	—	3	—	—	—	—
Conversion of preferred stock to common stock	—	—	9	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(34)	(34)
Other	—	—	—	—	—	1	1
Comprehensive loss	—	—	—	—	—	3,436	3,436
BALANCE, June 30, 2019 (unaudited)	1	$—	32,042	$32	$262,215	$(232,581)	$29,666

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018 (audited)	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	18	—	18
Restricted stock grants, net of cancellations	—	—	1,225	1	769	—	770
Cancellation of shares for payment of withholding tax	—	—	(138)	—	(315)	—	(315)
Employee stock purchase plan	—	—	2	—	5	—	5
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Exercise of warrants	—	—	3	—	—	—	—
Conversion of preferred stock to common stock	—	—	9	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(67)	(67)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Comprehensive loss	—	—	—	—	—	3,484	3,484
BALANCE, June 30, 2019 (unaudited)	1	$—	32,042	$32	$262,215	$(232,581)	$29,666

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2018 (unaudited)	5	$—	18,237	$18	$239,179	$(235,467)	$3,730
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	10	—	10
Restricted stock grants, net of cancellations	—	—	—	—	236	—	236
Cancellation of shares for payment of withholding tax	—	—	(26)	—	(53)	—	(53)
Employee stock purchase plan	—	—	—	—	—	—	—
Common shares issued in stock offering, net of offering costs	—	—	3,170	3	6,294	—	6,297
Issuance of warrants in stock offering	—	—	—	—	(3,872)	—	(3,872)
Conversion of preferred stock to common stock	(4)	—	3,623	4	(4)	—	—
Preferred stock dividends	—	—	—	—	—	(185)	(185)
Other	—	—	—	—	—	(2)	(2)
Comprehensive loss	—	—	—	—	—	(2,177)	(2,177)
BALANCE, June 30, 2018 (unaudited)	1	$—	25,004	$25	$241,790	$(237,831)	$3,984

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2017 (audited)	5	$—	14,269	$14	$237,486	$(232,933)	$4,567
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	21	—	21
Restricted stock grants, net of cancellations	—	—	1,124	1	388	—	389
Cancellation of shares for payment of withholding tax	—	—	(42)	—	(88)	—	(88)
Employee stock purchase plan	—	—	3	—	3	—	3
Common shares issued in stock offering, net of offering costs	—	—	6,027	6	10,753	—	10,759
Issuance of warrants in stock offering	—	—	—	—	(6,780)	—	(6,780)
Conversion of preferred stock to common stock	(4)	—	3,623	4	(4)	—	—
Preferred stock dividends	—	—	—	—	—	(326)	(326)
Other	—	—	—	—	11	(14)	(3)
Comprehensive loss	—	—	—	—	—	(4,558)	(4,558)
BALANCE, June 30, 2018 (unaudited)	1	$—	25,004	$25	$241,790	$(237,831)	$3,984

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$3,484	$(4,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	681	407
Non-cash lease expense	481	—
Amortization of debt discounts and financing issuance costs	—	131
Restructuring costs	115	—
Provision for doubtful accounts and other adjustments to accounts receivable	8	(3)
Provision for excess and obsolete inventory	1	(10)
Loss on disposal of fixed assets	6	—
Stock based compensation	788	410
Change in fair value of warrant liability	—	2,224
Gain on sale of software product	(483)	—
Change in operating accounts:		—
Accounts receivable	(5,842)	(1,034)
Prepaid expenses and other assets	(138)	(190)
Accounts payable and accrued liabilities	(526)	(351)
Deferred revenue	(136)	188
Net cash used in operating activities	(1,561)	(2,786)
Investing activities:
Acquisition of Smart Retail business, net	(3,974)	—
Proceeds from sale of software product	350	—
Capital expenditures	(287)	(110)
Net cash used in investing activities	(3,911)	(110)
Financing activities:
Proceeds from stock sale for employee stock purchase plan	5	3
Proceeds from (payments related to) the issuance of common stock	(14)	10,759
Repayments of short-term secured promissory notes	—	(1,000)
Dividends paid on preferred stock	(67)	(326)
Net cash provided by (used in) financing activities	(76)	9,436
Net increase (decrease) in cash and cash equivalents	(5,548)	6,540
Cash and cash equivalents, beginning of period	12,159	2,205
Cash and cash equivalents, end of period	$6,611	$8,745

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17	$10
Cash paid for interest expense	—	219

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Smart Retail acquisition	$5,129	$—
Issuance of common stock warrants in connection with stock offering	—	6,780

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. The Company

Smith Micro Software, Inc. (“Smith Micro” or the “Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers and cable multiple service operators (“MSOs”) around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, our solutions enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer internet of things (“IoT”) devices. Our portfolio also includes a wide range of products for creating, sharing and monetizing rich content, such as visual messaging, optimizing retail content display, analytics capabilities, and graphics applications.

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of June 30, 2019, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three and six months ended June 30, 2019 and 2018, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.

Recently Adopted Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 842, Leases, and related amendments, as of January 1, 2019, utilizing the modified retrospective approach through a cumulative-effect adjustment to equity. We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.1 million as of January 1, 2019, and an adjustment to retained earnings of $0.1 million. The standard did not materially impact our consolidated net income or earnings per share and had no impact on cash flows. See Note 11 for further details.

Revenue Recognition

The Company adopted FASB ASC Topic No. 606, Revenue from Contracts with Customers, as of January 1, 2018, and recognizes the sale of goods and services based on the five step analysis of transactions as provided in Topic 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services.

In our Wireless segment, we transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our cloud based services. We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly.

We also provide consulting services to develop customer specified functionality that are generally not on our software development roadmap. We recognize revenue from our consulting services upon delivery and acceptance by the customer of our software enhancements and upgrades. For certain Wireless segment customers we provide maintenance and technology support services for which the customer either pays upfront or as we provide the services. When the customer pays upfront, we record the payments as contract liabilities and recognize revenue ratably over the contract period as this is our stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

As discussed in Note 3, during the first quarter of 2019 we acquired assets associated with the Smart Retail product suite, later branded ViewSpot, from ISM Connect, LLC. Our ViewSpot contracts with the Tier 1 customers include promises to provide multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services, primarily ViewSpot, depend on a significant level of integration, interdependency, and interrelation between the on-premise applications and cloud services, and are accounted for together as a single performance obligation. Revenue from ViewSpot is recognized ratably over the period in which the cloud services are provided.

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

The primary goal of the Smart Retail acquisition was to acquire a new growing and profitable revenue stream while deepening the relationships with our customers. The Smart Retail platform, which we now call ViewSpot™ , enables wireless carriers and retailers to offer powerful on-screen, interactive device demos that deliver consistent, secure and targeted content that showcase the features of the devices that consumers want to see and learn more about. ViewSpot also provides analytics capabilities, which allow customers to gain valuable insights into buying behaviors. The platform is a logical addition to the Company’s existing product line that reaches wireless carriers and provides them with services that can attract and retain customers.

Unaudited pro forma results of operations for the three and six months ended June 30, 2019 and 2018 are included below as if the Smart Retail acquisition occurred on January 1, 2018. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Smart Retail been acquired at the beginning of 2018, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Revenues	$10,854	$7,717	$19,286	$14,232
Net income (loss)	3,436	(2,052)	3,484	(4,084)
Earnings (loss) per share:
Basic	$0.11	$(0.10)	$0.11	$(0.20)
Diluted	$0.10	$(0.10)	$0.10	$(0.20)

4. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three and six months ended June 30, 2019, management evaluated whether there were conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

5. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at June 30, 2019 and December 31, 2018.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss)	$3,436	$(2,177)	$3,484	$(4,558)
Dividends paid to preferred stockholders	(34)	(185)	(67)	(326)
Net income (loss) available to common stockholders	$3,402	$(2,362)	$3,417	$(4,884)
Denominator:
Weighted average shares outstanding – basic	32,068	21,888	31,685	18,612
Potential common shares – options / warrants (treasury stock method)	3,240	—	1,680	—
Weighted average shares outstanding – diluted	35,308	21,888	33,365	18,612
Shares excluded (anti-dilutive)	—	—	—	—
Shares excluded due to an exercise price greater than weighted average stock price for the period	125	7,100	125	3,930

Net earnings (loss) per common share:
Basic	$0.11	$(0.11)	$0.11	$(0.26)
Diluted	$0.10	$(0.11)	$0.10	$(0.26)

7. Stock-Based Compensation

Stock Plans

During the three and six months ended June 30, 2019, the Company granted 0 and 1,250,000 shares of restricted stock, and 10,000 and 55,000 incentive stock options, respectively, under the Company’s 2015 Omnibus Equity Incentive Plan, as amended. As of June 30, 2019, there were 1.3 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. During the three and six months ended June 30, 2019, we recognized $0 and $27 thousand, respectively, in our consolidated statements of operations that was previously recorded as deferred revenue in the consolidated balance sheet at January 1, 2019. As of June 30, 2019, our total deferred revenue balance was $0.2 million.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics segments.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Wireless:
CommSuite & Netwise	$5,293	$4,884	$9,947	$8,763
SafePath	3,775	755	5,908	1,079
ViewSpot	735	—	1,521	—
Consulting services and other	821	594	1,408	1,197
Legacy software licenses	13	273	25	283
Total wireless	10,637	6,506	$18,809	$11,322
Graphics:
Software	217	439	477	1,086
Total revenues	$10,854	$6,945	$19,286	$12,408

9. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility. Wireless includes our NetWise®, CommSuite®, SafePath®, and ViewSpot™ family of products. Graphics includes our consumer-based products: Moho®, MotionArtist®, Rebelle, PhotoDonut and StuffIt®. Graphics also included the Poser® 3D animation software until our divestiture of that product line in June 2019, and through April 2018 included third-party software products under the Clip Studio® brand, which we distributed under an agreement which expired in October 2017 and permitted certain post-termination distribution rights until April 2018.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Wireless	$10,637	$6,506	$18,809	$11,322
Graphics	217	439	477	1,086
Total revenues	$10,854	$6,945	$19,286	$12,408

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Wireless:
Sprint (& affiliates)	81%	79%	79%	78%

The customer listed above comprised 80% and 84% of our accounts receivable as of June 30, 2019 and 2018, respectively.

Geographical Information

During the three months ended June 30, 2019 and 2018, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Americas	$10,833	$6,867	$19,223	$12,241
EMEA	14	29	38	59
Asia Pacific	7	49	25	108
Total revenues	$10,854	$6,945	$19,286	$12,408

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

During the second quarter of 2019, the Company extended the lease term on its Pittsburgh, PA headquarters, which resulted in a net increase in right-of-use assets and lease liabilities of approximately $3.0 million. Additionally, an office lease in Aliso Viejo, CA commenced during the quarter, which increased right-of-use assets and lease liabilities by approximately $1.5 million.

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Lease cost	$436	$790
Sublease income	(151)	(301)
Total lease cost	$285	$489

Operating lease assets and liabilities are summarized as follows (in thousands):

As of June 30, 2019
(unaudited)
Right-of-use assets	$6,708

Current lease liabilities	$1,057
Long-term lease liabilities	6,135
Total lease liabilities	$7,192

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of June 30, 2019
(unaudited)
2019	$685
2020	1,662
2021	1,639
2022	1,220
2023	1,231
Thereafter	2,343
Total lease payments	8,780
Less imputed interest	1,588
Present value of lease liabilities	$7,192

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

After a review of the four sources of taxable income as of December 31, 2018 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2018, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $52.4 million as of June 30, 2019.

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

14. Gain on Sale of Software Product

In June 2019, pursuant to an Asset Purchase Agreement entered earlier in the same month, the Company sold certain assets of its Poser 3D animation software product to Bondware, Inc. for $500,000, of which $350,000 was paid at closing and the remainder will be paid in quarterly installments over the next three years. The Company recorded a gain on the transaction in the amount of approximately $483,000, which is presented as Other Income in the consolidated statements of operations.

15. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.

During the period from July 26, 2019 through July 31, 2019, certain holders of common stock warrants exercised approximately 4.9 million warrants resulting in cash proceeds of approximately $10.5 million.

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

Overview

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers and cable multiple service operators (“MSOs”) around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, our solutions enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer devices for the Internet of Things (“IoT”). Our portfolio also includes a wide range of products for creating, sharing and monetizing rich content, such as visual messaging, optimizing retail content display, analytics capabilities, and graphics applications.

We continue to innovate and evolve our business to take advantage of industry trends and opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but a never-ending focus on customer value.

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Wireless:
Sprint (& affiliates)	81%	79%	79%	78%

The customer listed above comprised 80% and 84% of our accounts receivable as of June 30, 2019 and 2018, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2019 and 2018. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	9.0	16.1	9.8	19.5
Gross profit	91.0	83.9	90.2	80.5
Operating expenses:
Selling and marketing	16.3	20.8	19.4	25.6
Research and development	25.3	31.6	28.1	35.9
General and administrative	22.4	29.7	26.6	34.3
Restructuring expense	0.1	0.7	0.6	0.4
Total operating expenses	64.1	82.8	74.7	96.2
Operating income (loss)	26.9	1.1	15.5	(15.7)
Interest income (expense), net	0.3	(2.1)	0.2	(2.5)
Change in fair value of warrant liability	—	(30.0)	—	(17.9)
Gain on sale of software product	4.4	—	2.5	—
Other expense	(0.1)	(0.1)	(0.1)	(0.4)
Income (loss) before provision for income taxes	31.5	(31.1)	18.1	(36.5)
Provision for income tax expense	0.0	0.2	0.0	0.2
Net income (loss)	31.5%	(31.3)%	18.1%	(36.7)%

Segment Revenues

The following table shows the revenues generated by each business segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Wireless	$10,637	$6,506	$18,809	$11,322
Graphics	217	439	477	1,086
Total revenues	10,854	6,945	19,286	12,408
Cost of revenues	974	1,116	1,891	2,425
Gross profit	$9,880	$5,829	$17,395	$9,983

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues. Revenues were $10.9 million and $6.9 million for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $3.9 million, or 56%. Excluding the ViewSpot acquisition, revenue growth was 37% compared to the same period in 2018. Wireless revenue of $10.6 million increased $4.1 million, or 64%, primarily due to increased subscribers and resulting revenues from our largest customer, Sprint, associated with growth in the SafePath product. Our newly acquired product, ViewSpot, generated approximately $1.4 million in revenues during the quarter. Graphics revenue decreased by $0.2 million, or 51% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys in October 2017, which permitted certain post-termination distribution rights for the English-language version of Clip Studio Paint (formerly Manga Studio), through April 2018.

Cost of revenues. Cost of revenues were $1.0 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $0.1 million, or 13%, primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $9.9 million, or 91% of revenues, for the three months ended June 30, 2019, compared to $5.8 million, or 84% of revenues, for the three months ended June 30, 2018. This increase was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $1.8 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. This increase was primarily due to an increase in headcount for ViewSpot and commissions due to increased performance levels. The amortization of intangible assets was $0.1 million for each of the three months ended June 30, 2019 and 2018.

Research and development. Research and development expenses were $2.7 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively. This increase was primarily due to additional headcount related expenses for ViewSpot and SafePath development.

General and administrative. General and administrative expenses were $2.4 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively. This increase was primarily due to an increase in non-cash stock compensation and variable compensation expense.

Restructuring expense. Restructuring expense was $11 thousand and $52 thousand for the three months ended June 30, 2019 and 2018, respectively. Restructuring charges in both years related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $31 thousand for the three months ended June 30, 2019 related primarily to interest earned on cash equivalents. Interest expense was $0.1 million for the three months ended June 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. This period to period decrease was due to a reduction in outstanding debt from the previous year.

Gain on sale of software product. The gain on sale of software product of $0.5 million resulted from the sale of the Company’s Poser 3D animation software in June 2019.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $2.1 million for the three months ended June 30, 2018. The warrants were reclassified from liabilities to equity in connection with the November 2018 stock offering.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues. Revenues were $19.3 million and $12.4 million for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $6.9 million, or 55%. Excluding the ViewSpot acquisition, revenue growth was 36% compared to the same period in 2018. Wireless revenue of $18.8 million increased $7.5 million, or 66%, primarily due to increased subscribers and resulting revenues from our largest customer, Sprint, associated with growth in the SafePath product. Our newly acquired product, ViewSpot, generated approximately $2.4 million in revenues during the period. Graphics revenue decreased by $0.6 million, or 56% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys in October 2017, which permitted certain post-termination distribution rights for the English-language version of Clip Studio Paint (formerly Manga Studio), through April 2018.

Cost of revenues. Cost of revenues were $1.9 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $0.5 million, or 22%, primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $17.4 million, or 90% of revenues, for the six months ended June 30, 2019, compared to $10.0 million, or 81% of revenues, for the six months ended June 30, 2018. This increase was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $3.7 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively. This increase was primarily due to an increase in headcount for ViewSpot and commissions due to increased performance levels. The amortization of intangible assets was $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Research and development. Research and development expenses were $5.4 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively. This increase was primarily due to additional headcount related expenses for ViewSpot and SafePath development.

General and administrative. General and administrative expenses were $5.1 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. This increase was primarily due to an increase in non-cash stock compensation, variable compensation expense, consulting fees, and acquisition fees.

Restructuring expense. Restructuring expense was $0.1 million and $52 thousand for the six months ended June 30, 2019 and 2018, respectively. Restructuring charges in both periods related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $30 thousand for the six months ended June 30, 2019 related primarily to interest earned on cash equivalents. Interest expense was $0.3 million for the six months ended June 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. This period to period decrease was due to a reduction in outstanding debt from the previous year.

Gain on sale of software product. The gain on sale of software product of $0.5 million resulted from the sale of the Company’s Poser 3D animation software in June 2019.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $2.2 million for the six months ended June 30, 2018. The warrants were reclassified from liabilities to equity in connection with the November 2018 stock offering.

Liquidity and Capital Resources

See Note 4 of the consolidated financial statements for management’s going concern evaluation of the Company.

At June 30, 2019, we had $6.6 million in cash and cash equivalents and $15.7 million of working capital.

Operating activities

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2019. The primary uses of operating cash were an increase in accounts receivable of $5.8 million, an increase in prepaid expenses and other assets of $0.1 million, a decrease in accounts payable and accrued expenses of $0.5 million, and a decrease in deferred revenue of $0.1 million. This usage was partially offset by an add-back of non-cash expenses totaling $1.6 million.

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

Investing activities

Net cash used in investing activities was $3.9 million for the six months ended June 30, 2019, relating to a $4.0 million net cash payment for the Smart Retail acquisition, proceeds of $0.4 million from the sale of the Poser 3D animation software product, and $0.3 million of capital expenditures.

Net cash used in investing activities was $110 thousand for the six months ended 2018, which related to capital expenditures.

Financing activities

Net cash used in financing activities was $76 thousand for the six months ended June 30, 2019, of which $67 thousand related to payments of dividends on preferred stock.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	11,592	(1)	$3.22	—	—
May 1 - 31, 2019	12,598	(2)	3.28	—	—
June 1 - 30, 2019	12,745	(2)	2.88	—	—
Total	36,935		$3.12

(1)

Comprised of 1,892 shares of stock repurchased by the Company in connection with a warrant holder’s cashless exercise of warrants, and 9,700 shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards. All of the shares were cancelled when they were acquired by the Company.

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

SMITH MICRO SOFTWARE, INC.

August 2, 2019	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2019	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)