Form 10-Q
period 2019-09-30
SMITH MICRO SOFTWARE, INC.
filed 2019-11-01
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, there were 38,502,511 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$23,870	$12,159
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $244 (2019) and $135 (2018)	11,087	7,130
Prepaid expenses and other current assets	763	795
Total current assets	35,720	20,084
Equipment and improvements, net	1,392	865
Right-of-use assets	6,459	—
Deferred tax assets, net	191	191
Other assets	239	140
Intangible assets, net	4,761	238
Goodwill	7,797	3,685
Total assets	$56,559	$25,203
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,536	$1,160
Accrued payroll and benefits	2,128	1,745
Current operating lease liabilities	1,154	—
Other accrued liabilities	212	450
Deferred revenue	105	28
Total current liabilities	5,135	3,383
Non-current liabilities:
Operating lease liabilities	5,809	—
Deferred rent	677	723
Other long term liabilities	151	534
Total non-current liabilities	6,637	1,257
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2019 and 2018); 0 and 1,345 shares outstanding (2019 and 2018, respectively)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 38,487,090 and 28,241,129 shares issued and outstanding (2019 and 2018, respectively)	38	28
Additional paid-in capital	273,815	256,626
Accumulated comprehensive deficit	(229,066)	(236,091)
Total stockholders’ equity	44,787	20,563
Total liabilities and stockholders' equity	$56,559	$25,203

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,782	$6,525	$31,068	$18,933
Cost of revenues	1,011	979	2,902	3,404
Gross profit	10,771	5,546	28,166	15,529
Operating expenses:
Selling and marketing	1,793	1,311	5,529	4,488
Research and development	3,063	2,049	8,487	6,499
General and administrative	2,396	2,048	7,522	6,299
Restructuring expense	39	83	154	135
Total operating expenses	7,291	5,491	21,692	17,421
Operating income (loss)	3,480	55	6,474	(1,892)
Other income (expense):
Interest income (expense), net	87	(128)	117	(445)
Change in fair value of warrant liability	—	(902)	—	(3,126)
Gain on sale of software product	—	—	483	—
Other expense	—	(1)	(15)	(48)
Income (loss) before provision for income taxes	3,567	(976)	7,059	(5,511)
Provision for income tax expense	—	7	8	30
Net income (loss)	$3,567	$(983)	$7,051	$(5,541)

Net earnings (loss) per share:
Basic	$0.10	$(0.04)	$0.21	$(0.28)
Diluted	$0.09	$(0.04)	$0.20	$(0.28)

Weighted average shares outstanding:
Basic	36,094	25,020	33,170	20,771
Diluted	39,472	25,020	35,287	20,771

Preferred dividends per share	$70.50	$31.58	$104.58	$105.54

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2019 (unaudited)	1	$—	32,042	$32	$262,215	$(232,581)	$29,666
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	10	—	10
Restricted stock grants, net of cancellations	—	—	—	—	340	—	340
Cancellation of shares for payment of withholding tax	—	—	(38)	—	(191)	—	(191)
Employee stock purchase plan	—	—	2	—	6	—	6
Exercise of warrants	—	—	5,301	5	11,398	—	11,403
Exercise of stock options	—	—	10	—	38	—	38
Conversion of preferred stock to common stock	(1)	—	1,171	1	(1)	—	—
Preferred stock dividends	—	—	—	—	—	(52)	(52)
Other	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	3,567	3,567
BALANCE, September 30, 2019 (unaudited)	—	$—	38,488	$38	$273,815	$(229,066)	$44,787

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018 (audited)	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	30	—	30
Restricted stock grants, net of cancellations	—	—	1,225	1	1,108	—	1,109
Cancellation of shares for payment of withholding tax	—	—	(176)	—	(506)	—	(506)
Employee stock purchase plan	—	—	4	—	10	—	10
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Exercise of warrants	—	—	5,304	5	11,398	—	11,403
Exercise of stock options	—	—	10	—	38	—	38
Conversion of preferred stock to common stock	(1)	—	1,180	1	(1)	—	—
Preferred stock dividends	—	—	—	—	—	(119)	(119)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Comprehensive loss	—	—	—	—	—	7,051	7,051
BALANCE, September 30, 2019 (unaudited)	—	$—	38,488	$38	$273,815	$(229,066)	$44,787

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2018 (unaudited)	1	$—	25,004	$25	$241,790	$(237,831)	$3,984
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	10	—	10
Restricted stock grants, net of cancellations	—	—	—	—	254	—	254
Cancellation of shares for payment of withholding tax	—	—	(26)	—	(64)	—	(64)
Employee stock purchase plan	—	—	2	—	2	—	2
Common shares issued in stock offering, net of offering costs	—	—	—	—	(10)	—	(10)
Issuance of warrants in stock offering	—	—	—	—	(12)	—	(12)
Exercise of warrants	—	—	25	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(43)	(43)
Other	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	(983)	(983)
BALANCE, September 30, 2018 (unaudited)	1	$—	25,005	$25	$241,970	$(238,857)	$3,138

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2017 (audited)	5	$—	14,269	$14	$237,486	$(232,933)	$4,567
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	31	—	31
Restricted stock grants, net of cancellations	—	—	1,124	1	642	—	643
Cancellation of shares for payment of withholding tax	—	—	(68)	—	(151)	—	(151)
Employee stock purchase plan	—	—	5	—	5	—	5
Common shares issued in stock offering, net of offering costs	—	—	6,027	6	10,742	—	10,748
Issuance of warrants in stock offering	—	—	—	—	(6,792)	—	(6,792)
Conversion of preferred stock to common stock	(4)	—	3,623	4	(4)	—	—
Exercise of warrants	—	—	25	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(370)	(370)
Other	—	—	—	—	11	(12)	(1)
Comprehensive loss	—	—	—	—	—	(5,542)	(5,542)
BALANCE, September 30, 2018 (unaudited)	1	$—	25,005	$25	$241,970	$(238,857)	$3,138

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$7,051	$(5,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	997	651
Non-cash lease expense	730	—
Amortization of debt discounts and financing issuance costs	—	197
Restructuring costs	154	135
Provision for doubtful accounts and other adjustments to accounts receivable	127	6
Provision for excess and obsolete inventory	1	(18)
Loss on disposal of fixed assets	6	—
Stock based compensation	1,139	674
Change in fair value of warrant liability	—	3,126
Gain on sale of software product	(483)	—
Change in operating accounts:
Accounts receivable	(4,031)	(1,189)
Prepaid expenses and other assets	52	(145)
Accounts payable and accrued liabilities	(701)	(973)
Deferred revenue	(214)	47
Net cash provided by (used in) operating activities	4,828	(3,030)
Investing activities:
Acquisition of Smart Retail business, net	(3,974)	—
Proceeds from sale of software product	363	—
Capital expenditures	(824)	(172)
Net cash used in investing activities	(4,435)	(172)
Financing activities:
Proceeds from stock sale for employee stock purchase plan	10	5
Proceeds from (payments related to) the issuance of common stock	(14)	10,749
Proceeds from exercise of common stock warrants	11,403	—
Proceeds from exercise of stock options	38	—
Repayments of short-term secured promissory notes	—	(1,000)
Dividends paid on preferred stock	(119)	(370)
Net cash provided by financing activities	11,318	9,384
Net increase in cash and cash equivalents	11,711	6,182
Cash and cash equivalents, beginning of period	12,159	2,205
Cash and cash equivalents, end of period	$23,870	$8,387

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$60	$4
Cash paid for interest expense	—	334

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Smart Retail acquisition	$5,129	$—
Issuance of common stock warrants in connection with stock offering	—	6,792
Cancellation of shares for payment of withholding tax	(506)	(151)

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of September 30, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three and nine months ended September 30, 2019 and 2018, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.

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

As discussed in Note 3, during the first quarter of 2019 we acquired the net assets of ISM Connect, LLC associated with the Smart Retail product suite, later branded ViewSpot™. Our ViewSpot contracts with Tier 1 customers include promises to provide multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services, primarily ViewSpot, depend on a significant level of integration, interdependency, and interrelation between the on-premise applications and cloud services, and are accounted for together as a single performance obligation. Revenue from ViewSpot is recognized ratably over the period in which the cloud services are provided.

We receive upfront payments from customers from services to be provided under our ViewSpot arrangements. The advance receipts are deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform.

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

The primary goal of the Smart Retail acquisition was to acquire a new growing and profitable revenue stream while deepening the relationships with our customers. The Smart Retail platform, which we now call ViewSpot, enables wireless carriers and retailers to offer powerful on-screen, interactive device demos that deliver consistent, secure and targeted content that showcase the features of the devices that consumers want to see and learn more about. ViewSpot also provides analytics capabilities, which allow customers to gain valuable insights into buying behaviors. The platform is a logical addition to the Company’s existing product line that reaches wireless carriers and provides them with services that can attract and retain customers.

Unaudited pro forma results of operations for the three and nine months ended September 30, 2019 and 2018 are included below as if the Smart Retail acquisition occurred on January 1, 2018. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Smart Retail been acquired at the beginning of 2018, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Revenues	$11,782	$7,389	$31,068	$21,621
Net income (loss)	3,567	(705)	7,051	(4,790)
Earnings (loss) per share:
Basic	$0.10	$(0.03)	$0.21	$(0.25)
Diluted	$0.09	$(0.03)	$0.20	$(0.25)

4. Going Concern Evaluation

In connection with preparing consolidated financial statements for the three and nine months ended September 30, 2019, management evaluated whether there were conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

•	During the third quarter of 2019, the Company received over $11.0 million in cash as a result of warrant exercises.

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

5. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at September 30, 2019 and December 31, 2018.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss)	$3,567	$(983)	$7,051	$(5,541)
Dividends paid to preferred stockholders	(52)	(43)	(119)	(370)
Net income (loss) available to common stockholders	$3,515	$(1,026)	$6,932	$(5,911)
Denominator:
Weighted average shares outstanding – basic	36,094	25,020	33,170	20,771
Potential common shares – options / warrants (treasury stock method)	3,378	—	2,117	—
Weighted average shares outstanding – diluted	39,472	25,020	35,287	20,771

Shares excluded (anti-dilutive)	67	126	131	1,086

Net earnings (loss) per common share:
Basic	$0.10	$(0.04)	$0.21	$(0.28)
Diluted	$0.09	$(0.04)	$0.20	$(0.28)

7. Stock-Based Compensation

Stock Plans

During the three and nine months ended September 30, 2019, the Company granted 0 and 1,250,000 shares of restricted stock, and 0 and 55,000 incentive stock options, respectively, under the Company’s 2015 Omnibus Equity Incentive Plan, as amended. As of September 30, 2019, there were 1.3 million shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. During the three and nine months ended September 30, 2019, we recognized $0 and $27 thousand, respectively, in our consolidated statements of operations that was previously recorded as deferred revenue in the consolidated balance sheet at January 1, 2019. As of September 30, 2019, our total deferred revenue balance was $0.1 million.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics segments.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Wireless:
CommSuite & Netwise	$4,916	$4,958	$14,863	$13,721
SafePath	5,200	1,028	11,108	2,106
ViewSpot	450	—	1,971	—
Consulting services and other	1,035	287	2,442	1,485
Legacy software licenses	13	10	38	293
Total wireless	11,614	6,283	$30,422	$17,605
Graphics:
Software	168	242	646	1,328
Total revenues	$11,782	$6,525	$31,068	$18,933

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

The following table shows the revenues generated by each business unit (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Wireless	$11,614	$6,283	$30,422	$17,605
Graphics	168	242	646	1,328
Total revenues	$11,782	$6,525	$31,068	$18,933

Customer Concentration Information

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Wireless: Sprint (& affiliates)	83%	86%	81%	81%

The customer listed above comprised 80% and 86% of our accounts receivable as of September 30, 2019 and 2018, respectively.

Geographical Information

During the three months ended September 30, 2019 and 2018, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Americas	$11,755	$6,483	$30,978	$18,724
EMEA	18	18	56	77
Asia Pacific	9	24	34	132
Total revenues	$11,782	$6,525	$31,068	$18,933

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

During the second quarter of 2019, the Company extended the lease term on its Pittsburgh, PA headquarters, which resulted in a net increase in right-of-use assets and lease liabilities of approximately $3.0 million. Additionally, an office lease in Aliso Viejo, CA commenced during the second quarter, which increased right-of-use assets and lease liabilities by approximately $1.5 million.

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	(unaudited)	(unaudited)
Lease cost	$518	$1,553
Sublease income	(151)	(452)
Total lease cost	$367	$1,101

Operating lease assets and liabilities are summarized as follows (in thousands):

As of September 30, 2019
(unaudited)
Right-of-use assets	$6,459

Current lease liabilities	$1,154
Long-term lease liabilities	5,809
Total lease liabilities	$6,963

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of September 30, 2019
(unaudited)
2019	$354
2020	1,654
2021	1,631
2022	1,220
2023	1,231
Thereafter	2,338
Total lease payments	8,428
Less imputed interest	1,465
Present value of lease liabilities	$6,963

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

After a review of the four sources of taxable income as of December 31, 2018 as described above, and after consideration of the Company’s continuing cumulative loss position as of December 31, 2018, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $52.4 million as of September 30, 2019.

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

14. Gain on Sale of Software Product

In June 2019, pursuant to an Asset Purchase Agreement entered earlier in the same month, the Company sold certain assets of its Poser 3D animation software product to Bondware, Inc. for $500,000, of which $350,000 was paid at closing, with the remainder to be paid in quarterly installments over three years. The Company recorded a gain on the transaction in the amount of approximately $483,000, which is presented as Other Income in the consolidated statements of operations.

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
•

the risk that our revenue and profitability could be materially and adversely affected if the proposed business combination between Sprint and T-Mobile is completed and the combined company does not elect to purchase the solutions that we currently deliver to Sprint at the same levels or at all;

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

•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to hire and retain key personnel;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	our ability to remain profitable;
•	our ability to remain a going concern;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•	changes in our operating income or loss due to shifts in our sales mix and variability in our operating expenses;
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

A summary of the Company’s customers that represent 10% or more of the Company’s net revenues is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Wireless: Sprint (& affiliates)	83%	86%	81%	81%

The customer listed above comprised 80% and 86% of our accounts receivable as of September 30, 2019 and 2018, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2019 and 2018. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	8.6	15.0	9.3	18.0
Gross profit	91.4	85.0	90.7	82.0
Operating expenses:
Selling and marketing	15.2	20.1	17.8	23.7
Research and development	26.0	31.4	27.3	34.3
General and administrative	20.3	31.4	24.2	33.3
Restructuring expense	0.3	1.3	0.5	0.7
Total operating expenses	61.8	84.2	69.8	92.0
Operating income (loss)	29.6	0.8	20.9	(10.0)
Interest income (expense), net	0.7	(2.0)	0.4	(2.4)
Change in fair value of warrant liability	—	(13.8)	—	(16.5)
Gain on sale of software product	—	—	1.6	—
Other expense	—	—	—	(0.3)
Income (loss) before provision for income taxes	30.3	(15.0)	22.9	(29.2)
Provision for income tax expense	—	0.1	—	0.2
Net income (loss)	30.3%	(15.1)%	22.9%	(29.4)%

Segment Revenues

The following table shows the revenues generated by each business segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Wireless	$11,614	$6,283	$30,422	$17,605
Graphics	168	242	646	1,328
Total revenues	11,782	6,525	31,068	18,933
Cost of revenues	1,011	979	2,902	3,404
Gross profit	$10,771	$5,546	$28,166	$15,529

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues. Revenues were $11.8 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $5.3 million, or 81%. Excluding the ViewSpot acquisition, revenue growth was 61% compared to the same period in 2018. Wireless revenue of $11.6 million increased $5.3 million, or 85%, primarily due to increased subscribers and resulting revenues from our largest customer, Sprint, associated with growth in the SafePath product. Our newly acquired product, ViewSpot, generated approximately $1.3 million in revenues during the quarter. Graphics revenue decreased by $0.1 million, or 31% over last year, primarily due to lower demand as a result of reduced strategic focus and marketing efforts in the segment.

Cost of revenues. Cost of revenues were $1.0 million for each of the three months ended September 30, 2019 and 2018.

Gross profit. Gross profit was $10.8 million, or 91% of revenues, for the three months ended September 30, 2019, compared to $5.5 million, or 85% of revenues, for the three months ended September 30, 2018. This increase was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $1.8 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. This increase was primarily due to an increase in headcount for ViewSpot and commissions due to increased performance levels. The amortization of intangible assets was $0.1 million for each of the three months ended September 30, 2019 and 2018.

Research and development. Research and development expenses were $3.1 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively. This increase was primarily due to additional headcount related expenses for ViewSpot and SafePath development.

General and administrative. General and administrative expenses were $2.4 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively. This increase was primarily due to an increase in non-cash stock compensation and variable compensation expense.

Restructuring expense. Restructuring expense was $39 thousand and $83 thousand for the three months ended September 30, 2019 and 2018, respectively. Restructuring charges in both periods related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $87 thousand for the three months ended September 30, 2019 related primarily to interest earned on cash equivalents. Interest expense was $0.1 million for the three months ended September 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. This period to period decrease was due to a reduction in outstanding debt from the previous year.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $1.0 million for the three months ended September 30, 2018. The warrants were reclassified from liabilities to equity in connection with the November 2018 stock offering.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues. Revenues were $31.1 million and $18.9 million for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $12.1 million, or 64%. Excluding the ViewSpot acquisition, revenue growth was 45% compared to the same period in 2018. Wireless revenue of $30.4 million increased $12.8 million, or 73%, primarily due to increased subscribers and resulting revenues from our largest customer, Sprint, associated with growth in the SafePath product. Our newly acquired product, ViewSpot, generated approximately $3.7 million in revenues during the period. The growth in Wireless revenues from these products was slightly offset by a reduced strategic focus on the NetWise products. Graphics revenue decreased by $0.6 million, or 56% over last year, primarily related to the termination of our reseller agreement with Japanese software developer Celsys in October 2017, which permitted certain post-termination distribution rights for the English-language version of Clip Studio Paint (formerly Manga Studio), through April 2018. Graphics revenues also declined during the period due to lower demand as a result of reduced strategic focus and marketing efforts in the segment.

Cost of revenues. Cost of revenues were $2.9 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of $0.5 million, or 15%, primarily related to lower internal and external variable costs in conjunction with the mix of revenue.

Gross profit. Gross profit was $28.2 million, or 91% of revenues, for the nine months ended September 30, 2019, compared to $15.5 million, or 82% of revenues, for the nine months ended September 30, 2018. This increase was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $5.5 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily due to an increase in headcount for ViewSpot and commissions due to increased performance levels. The amortization of intangible assets was $0.3 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Research and development. Research and development expenses were $8.5 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily due to additional headcount related expenses for ViewSpot and SafePath development.

General and administrative. General and administrative expenses were $7.5 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily due to an increase in non-cash stock compensation, variable compensation expense, consulting fees, and acquisition fees.

Restructuring expense. Restructuring expense was $154 thousand and $135 thousand for the nine months ended September 30, 2019 and 2018, respectively. Restructuring charges in both periods related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $117 thousand for the nine months ended September 30, 2019 related primarily to interest earned on cash equivalents. Interest expense was $0.4 million for the nine months ended September 30, 2018, which consisted of interest on notes payable and amortization of the debt discount and issuance costs. This period to period decrease was due to a reduction in outstanding debt from the previous year.

Gain on sale of software product. The gain on sale of software product of $0.5 million resulted from the sale of the Company’s Poser 3D animation software in June 2019.

Change in fair value of warrant liability. The change in the fair value of warrant liability was $3.1 million for the nine months ended September 30, 2018. The warrants were reclassified from liabilities to equity in connection with the November 2018 stock offering.

Liquidity and Capital Resources

See Note 4 of the consolidated financial statements for management’s going concern evaluation of the Company.

At September 30, 2019, we had $23.9 million in cash and cash equivalents and $30.6 million of working capital.

Operating activities

Net cash used in operating activities was $4.8 million for the nine months ended September 30, 2019. The primary uses of operating cash were an increase in accounts receivable of $4.0 million, a decrease in prepaid expenses and other assets of $54 thousand, a decrease in accounts payable and accrued expenses of $0.7 million, and a decrease in deferred revenue of $0.2 million. This usage was partially offset by an add-back of non-cash expenses totaling $2.6 million.

Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2018. The primary uses of operating cash were to fund our net loss of $5.5 million, adding back non-cash net expenses of $4.6 million, an increase in accounts receivable of $1.2 million, an increase in prepaid expenses and other assets of $0.1 million, and a decrease in accounts payable and accrued expenses of $0.8 million. This usage was partially offset by an increase in deferred revenue of $47 thousand.

Investing activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2019, relating to a $4.0 million net cash payment for the Smart Retail acquisition, proceeds of $0.4 million from the sale of the Poser 3D animation software product, and $0.8 million of capital expenditures.

Net cash used in investing activities was $172 thousand for the nine months ended September 30, 2018, which related to capital expenditures.

Financing activities

Net cash used in financing activities was $11.3 million for the nine months ended September 30, 2019, relating primarily to $11.4 million from proceeds from the exercise of common stock warrants and $119 thousand in payments of dividends on preferred stock.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	14,920	(1)	$3.41	—	—
August 1 - 31, 2019	12,784	(2)	6.27	—	—
September 1 - 30, 2019	12,783	(2)	5.67	—	—
Total	40,487		$5.03

(1)

Comprised of 2,137 shares of stock repurchased by the Company in connection with a warrant holder’s cashless exercise of warrants, and 12,783 shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards. All of the shares were cancelled when they were acquired by the Company.

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

SMITH MICRO SOFTWARE, INC.

November 1, 2019	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2019	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)