Form 10-K
period 2019-12-31
SMITH MICRO SOFTWARE, INC.
filed 2020-03-13
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $80,684,962 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of March 9, 2020, there were 39,484,420 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2019 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships, including Sprint;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	our ability to hire and retain key personnel;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to become and remain profitable;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	our ability to remain a going concern;
•	the risks inherent with international operations;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	the existence of undetected software defects in our products;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;

•	changes in our operating income or loss due to shifts in our sales mix and variability in our operating expenses;
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

PART I

Item 1. BUSINESS

General

Providing software solutions that simplify and enhance the mobile experience to some of the leading wireless and cable service providers around the globe is a mission that Smith Micro pursues with passion.  From enabling the family digital lifestyle to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. The Smith Micro portfolio includes a wide range of products for creating, sharing and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set. In general, we offer our customers:

•

Valuable digital services that connect today’s digital lifestyle, including leading edge family location and parental controls, as well as enable connected family and consumer IoT devices to mobile consumers worldwide;

•	Easy visual access to wirelessly delivered voicemail messages, while also providing easy conversion of voice messages to text and email messages that can be delivered through a variety of devices;
•	Immediate, consistent and measurable retail content that educates consumers, creates awareness of products and services and drives in-store sales; and
•	Engaging retail content displayed on wireless devices in retail locations that also gather valuable actionable analytics.

We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our never-ending focus on understanding our customers’ needs and delivering value.

During fiscal year 2019, we built on the momentum from 2018 and achieved better than expected revenue growth, profitability and cash flow generation, while improving overall operations and execution of our business to deliver solid financial results. We further strengthened our balance sheet during the year, as exercised warrants from previous private placements added capital, allowing us to accelerate hiring and other strategic initiatives.

The Company was incorporated in California in November 1983, and reincorporated in Delaware in June 1995. Our principal executive offices are located at 5800 Corporate Drive, Pittsburgh, Pennsylvania 15237 and our telephone number is (412) 837-5300. Our website address is www.smithmicro.com, and we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Report. Our common stock is traded on the NASDAQ under the symbol “SMSI.”

Business Segments

Our business is focused on one industry segment: Wireless. During fiscal 2019, we divested or phased down non-core product lines including Graphics, NetWise and Quicklink. Our revenues still include an immaterial amount generated from our Graphics products. We do not separately allocate operating expenses, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues. See Note 14 of the Notes to Consolidated Financial Statements for financial information related to our business segment and geographical information.

Wireless Segment

The wireless industry continues to undergo rapid change on all fronts as connected devices, mobile applications, and digital content are consumed by users who want information, high-speed wireless connectivity, and entertainment anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the consumer IoT market is creating a world where almost anything can be connected to the wireless internet. Wearable devices such as smartwatches, smart home devices, fitness trackers, pet trackers and GPS locators are now commonplace, enabling people, pets and things to be connected to the “Internet of Everything.” These devices have created an entire ecosystem of over-the-top (“OTT”) apps, while expanding how communication service providers can provide value to mobile consumers.

Although there are numerous business opportunities associated with pervasive connectivity, there are also numerous challenges, including:

•

The average age by which most children use smartphones and other connected devices continues to decrease. As such, parents and guardians must be proactive in managing and combating digital lifestyle issues such as excess screen time, cyberbullying, and online safety;

•	Complexity, congestion, and spectrum scarcity plague wireless networks, making it difficult and expensive to satisfy the demand for mobile services by consumers and businesses;
•	As IoT use cases continue to proliferate and scale, management complexity, security and interoperability must be addressed efficiently and correctly;
•

Mobile network operators (“MNOs”) are being marginalized by messaging applications and face growing competitive pressure from cable multiple system operators (“MSOs”) and others deploying Wi-Fi networks to attract mobile users;

•

Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile technology securely and cost-effectively; and

•	Consumers seek simpler network access and more personalized mobile experiences, while simultaneously demanding faster, cheaper, and more secure wireless services.

To address these challenges, Smith Micro offers multi-platform, modular solutions such as:

SafePath® – The SafePath platform delivers a connected life experience for families and the connected devices that are part of their daily digital lifestyle inside and outside the home. The SafePath platform includes: SafePath Family – which enables mobile service providers to meet the needs of their customers for family real time location, protection and parental controls services; SafePath IoT – that allows service providers to deliver a connected digital life experience to their customers by bringing all of their connected devices like child and elderly wearable locators, pet trackers, car trackers, and other Consumer IOT devices under a single pane of glass on the SafePath platform; and SafePath Home – which provides an expansion of our platform through a cloud-based router agent that integrates with all 5G modems and broadband routers to enable the same parental controls and remote monitoring controls for all connected devices in the home.

CommSuite® – The CommSuite premium messaging platform helps mobile service providers deliver a next-generation voicemail experience to mobile subscribers, while monetizing a legacy cost-center. CommSuite Visual Voicemail (“VVM”) quickly and easily allows users to manage voice messages just like email or SMS with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. In 2019, the CommSuite product was installed on more than 18 million mobile handsets and is available to both postpaid premium subscribers as well as prepaid subscribers.

ViewSpot® – Our retail display management platform provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging demos deliver consistent, secure and targeted content that showcases the features of the devices about which consumers most want to learn more and to see. The ViewSpot platform also offers powerful analytics capabilities so carriers can gain valuable insights into their consumer base and its buying behavior as well as their overall retail operations.

Products

Our primary products consist of the following:

Business Segment	Products	Description

Wireless	SafePath Family	A platform that enables mobile service providers to provide customers with family real time location, protection and parental controls services.
SafePath IoT

A platform that enables mobile service providers to deliver a connected digital life experience to their customers by bringing all of their connected devices, like child and elderly wearable locators, pet trackers, car trackers, and connected home security devices, under a single pane of glass.

SafePath Home

A cloud managed platform that extends to connected devices in the home through a router agent that integrates with 5G modems and broadband routers to enable parental controls and remote monitoring under a single pane of glass.

	CommSuite VVM	Visual Voicemail delivered directly to a mobile phone app and managed like email and available to both postpaid and prepaid subscribers.

	CommSuite VTT	Voice-to-Text transcription of voicemail and voice SMS messages.

ViewSpot

An innovative retail display management platform that provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life, delivering consistent, secure and targeted content that showcases the features of the devices about which consumers want to learn more and to see.  It also offers analytics capabilities for carriers to gain valuable insights into their consumer base and its buying behavior as well as their overall retail operations.

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

Focus on High-Growth Markets. We continue to focus on providing digital lifestyle solutions, analytics/Big Data solutions, premium messaging services, and visual retail content management solutions.

Expand our Customer Base. In addition to growing our business with current customers, we look to expand our MNO and MSO customers worldwide, as well as to expand into new partnerships as we extend the reach of our product platforms within the connected lifestyle ecosystem.

Key Revenue Contributors

Revenues attributable to Sprint and their respective affiliates in the Wireless business segment accounted for 84% and 81% of the Company’s total revenues for fiscal years 2019 and 2018, respectively. The loss of Sprint or decisions by Sprint to substantially reduce purchases from us for any reason could have a material adverse effect on our business.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, email, and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the related hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Research and development expenditures amounted to $11.7 million and $8.6 million for the years ended December 31, 2019 and 2018, respectively.

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

We believe that the principal competitive factors affecting the mobile software market include domain expertise, product features, usability, quality, price, customer service, speed to market and effective sales and marketing efforts. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. We also believe that the market for our software products has been and will continue to be characterized by significant price competition. A material reduction in the price we obtain for our products would negatively affect our profitability.

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

Our MNO/MSO customers license our products through software license agreements or access our offerings through software as a service (“SaaS”) agreements. Our license agreements contain restrictions on reverse engineering, duplication, disclosure, and transfer, and our SaaS agreements contain restrictions on access and use.

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

Employees

As of December 31, 2019, we had a total of 198 employees within the following departments: 137 in engineering and operations, 39 in sales and marketing, and 22 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

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

In our Wireless business segment, we sell primarily to large wireless carriers, cable operators, and OEMs, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2019, sales to Sprint and its affiliates comprised 84% of our total revenues.

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

Sprint Corporation and T-Mobile (US), Inc. (“T-Mobile”) have announced that they have entered into a business combination agreement and have more recently announced that they expect the transaction will be completed as early as April 1, 2020, with the combined company continuing to operate as T-Mobile. In the event that the combined company does not elect to continue using the solutions that we currently deliver to Sprint, or that our sales to the combined company materially decrease as compared with our sales to Sprint, our revenues and profitability would be materially and adversely affected.

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

We have historically made targeted acquisitions of smaller companies or product lines with technology important to our business strategy and expect to continue to do so in the future. Most recently, we acquired the operator business from Circle Media Labs Inc. and prior to that our smart retail business, known as ViewSpot. As part of any acquisition, we will be required to assimilate the operations, products, and, where applicable, personnel of the acquired businesses and train, retain, and motivate key personnel needed for the successful integration of the acquired business. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Additionally, as we integrate any newly acquired business into our existing operations, process changes may result in unanticipated or unintended delays in sales of acquired products or services, which could adversely affect our relationships with customers of the acquired business and result in lower revenues from the acquired business than anticipated. Acquisitions may cause disruptions in our operations and divert management’s attention from our Company’s day-to-day operations, which could impair our relationships with our existing employees, customers, and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

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

We have undertaken recent restructurings to reduce our expenses to be more in line with our current and projected revenue. However, if our revenues do not continue to increase in the future, we may need to undertake further restructurings, we may incur additional operating losses, and we may not be able to achieve profitability.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 55,600 square feet of space under a lease that expires on April 30, 2026. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues through December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 7,900 square feet in Belgrade, Serbia under a lease that expires December 31, 2023, we lease approximately 700 square feet in Stockholm, Sweden under a month-to-month lease arrangement, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2021.

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

	High	Low
YEAR ENDED DECEMBER 31, 2019:
First Quarter	$2.93	$1.69
Second Quarter	3.48	2.75
Third Quarter	6.90	2.95
Fourth Quarter	6.53	3.64
YEAR ENDED DECEMBER 31, 2018:
First Quarter	$2.96	$1.45
Second Quarter	2.73	1.56
Third Quarter	2.85	2.20
Fourth Quarter	2.85	1.62

On March 9, 2020, the closing sale price for our common stock as reported by NASDAQ was $5.23.

For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Holders

As of March 9, 2020, there were approximately 93 holders of record of our common stock based on information provided by our transfer agent.

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

During the third quarter of 2019, the Company forced conversion of all outstanding shares of our Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”). The holders of our Series B Preferred Stock were entitled to receive, out of funds legally available therefor, cumulative cash dividends on such shares at a rate per share of ten percent (10%) per annum, payable (i) when and as declared by our Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, (ii) upon conversion of such shares into common stock, and (iii) upon our optional redemption of such shares in accordance with the terms set forth in the Certificate of Designation for our Series B Preferred Stock. As of March 9, 2020, no shares of Series B Preferred Stock are outstanding.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	12,783		$5.86	—	—
November 1 - 30, 2019	12,788		$4.75	—	—
December 1 - 31, 2019	12,784		$4.57	—	—
Total	38,355	(a)	$5.06	—	—

The above table includes:

(a)

Acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 38,355 shares during the periods set forth in the table. All of the shares were cancelled when they were acquired.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statements of operations and comprehensive loss data and the consolidated balance sheet data as of and for the years ended December 31, 2019 and 2018 have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and comprehensive loss data and the consolidated balance sheet data presented below as of and for the years ended December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$43,346	$26,285	$22,974	$28,235	$39,507
Cost of revenues	3,927	4,333	5,082	7,564	8,152
Gross profit	39,419	21,952	17,892	20,671	31,355
Operating expenses:
Selling and marketing	7,517	5,784	6,186	9,615	8,902
Research and development	11,682	8,602	8,952	15,906	13,863
General and administrative	9,921	8,607	8,551	10,341	11,128
Restructuring expenses	194	173	(123)	303	—
Long-lived asset impairment	—	—	—	411	—
Total operating expenses	29,314	23,166	23,566	36,576	33,893
Operating income (loss)	10,105	(1,214)	(5,674)	(15,905)	(2,538)
Non-operating income (expense):
Change in fair value of warrant liability	—	(812)	—	—	—
Change in carrying value of contingent liability	—	—	—	668	—
Loss on debt extinguishment	—	(203)	(405)	—	—
Gain on sale of software product	483	—	—	—	—
Interest income (expense), net	228	(472)	(1,120)	(313)	1
Other income (expense), net	(14)	(26)	(8)	(22)	3
Income (loss) before provision for income taxes	10,802	(2,727)	(7,207)	(15,572)	(2,534)
Provision for income tax expense (benefit)	80	13	(546)	(229)	68
Net income (loss)	$10,722	$(2,740)	$(6,661)	$(15,343)	$(2,602)
Earnings (loss) per share:
Basic	$0.31	$(0.14)	$(0.49)	$(1.28)	$(0.23)
Diluted	$0.29	$(0.14)	$(0.49)	$(1.28)	$(0.23)
Weighted average shares:
Basic	34,513	22,322	13,489	11,951	11,486
Diluted	36,991	22,322	13,489	11,951	11,486

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data (in thousands):
Total assets	$61,197	$25,203	$13,877	$14,308	$24,473
Total liabilities	12,513	4,640	9,310	11,249	10,447
Accumulated comprehensive deficit	(225,395)	(236,091)	(232,933)	(226,228)	(210,887)
Total stockholders' equity	$48,684	$20,563	$4,567	$3,059	$14,026

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

Introduction and Overview

Providing software solutions that simplify and enhance the mobile experience to some of the leading wireless and cable service providers around the globe is a mission that Smith Micro pursues with passion.  From enabling the family digital lifestyle to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. The Smith Micro portfolio includes a wide range of products for creating, sharing and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.

During 2019, we experienced an increase in our Wireless revenues primarily due to higher customer demand for our CommSuite product and continued SafePath subscriber growth related to a contract signed in 2017. CommSuite has achieved continual subscriber growth since making development updates during the fourth quarter of 2017, which among other enhancements, resulted in a larger addressable market. Our divestiture and exit of non-core product lines that included Graphics, NetWise, and QuickLink resulted in a revenue decline of $2.6 million. The Company received additional cash proceeds of $11.5 million during 2019 from to the exercise of warrants associated with three private placements of common stock the Company completed in 2018.

Results of Operations

Revenues generated from our sales to Sprint and their respective affiliates in the Wireless business segment accounted for 84% and 81% of the Company’s total revenues for fiscal years 2019 and 2018, respectively. This customer accounted for 92% and 82% of accounts receivable as of December 31, 2019 and 2018, respectively.

The following table sets forth certain consolidated statement of comprehensive income (loss) data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2019	2018
Revenues	100.0%	100.0%
Cost of revenues	9.1	16.5
Gross profit	90.9	83.5
Operating expenses:
Selling and marketing	17.3	22.0
Research and development	27.0	32.7
General and administrative	22.9	32.7
Restructuring expenses	0.4	0.7
Total operating expenses	67.6	88.1
Operating income (loss)	23.3	(4.6)
Change in fair value of warrant liability	—	(3.1)
Loss on debt extinguishment	—	(0.8)
Gain on sale of software product	1.1	—
Interest income (expense)	0.5	(1.8)
Other expense	—	(0.1)
Income (loss) before provision for income taxes	24.9	(10.4)
Provision for income tax expense	0.2	0.0
Net income (loss)	24.7%	(10.4)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into one business segment: Wireless, which includes all of our existing core products, including SafePath®, CommSuite®, and ViewSpot® family of products. We also generate an immaterial amount of revenue from a few non-core Graphics products.

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

Loss on debt extinguishment. Loss resulting from the extinguishment of debt.

Gain on sale of software product. Gain resulting from the sale of the Poser® 3D animation software.

Interest income (expense), net. Interest income is primarily related to interest earned on cash equivalents. Interest expense is primarily related to interest on our debt.

Other income (expense), net. Other income (expense) is primarily related to fixed asset disposals and gains or losses or other non-operating gains or losses.

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues. Revenues of $43.3 million in 2019 increased $17.1 million, or 65%, from $26.3 million in 2018. Wireless revenues of $42.6 million increased $18.1 million, or 74%, from $24.5 million in 2018. The increase was primarily due to higher demand in both CommSuite and SafePath subscribers, as well as revenue associated with the ViewSpot acquisition. The growth in Wireless revenues from these products was slightly offset by a reduced strategic focus on the NetWise products. Sales from our discontinued or non-core products decreased $1.1 million, or 59%, from $1.8 million in 2018, primarily related to the conclusion during 2018 of the wind-down sales period following termination of our reseller agreement with Japanese software developer Celsys in October 2017, and also lower demand as a result of reduced strategic focus and marketing efforts of these products.

Cost of revenues. Cost of revenues of $3.9 million in 2019 decreased $0.4 million, or 9%, from $4.3 million in 2018. This decrease was primarily due to lower internal and external variable costs in conjunction with the revenue mix.

Gross profit. Gross profit of $39.4 million or 91% of revenues in 2019 increased $17.5 million, or 80%, from $22.0 million, or 84% of revenues in 2018. The increase was primarily due to the lower internal and external variable costs attributable to the revenue mix.

Selling and marketing. Selling and marketing expenses of $7.5 million in 2019 increased $1.7 million, or 30%, from $5.8 million in 2018. This increase was primarily due to increases in headcount for ViewSpot and commissions due to increased performance levels. The amortization of intangible assets was $0.4 million and $0.2 million in 2019 and 2018, respectively.

Research and development. Research and development expenses of $11.7 million in 2019 increased $3.1 million, or 36%, from $8.6 million in 2018. This increase was primarily due to additional headcount related expenses for ViewSpot and SafePath development.

General and administrative. General and administrative expenses of $9.9 million in 2019 increased $1.3 million, or 15%, from $8.6 million in 2018. This increase was primarily due to an increase in non-cash stock compensation, variable compensation expense, consulting fees, and acquisition fees.

Restructuring expenses. Restructuring expense of $0.2 million in 2019 related to additional restructuring activities initiated during 2019. Expense of $0.2 million in 2018 was a result of restructuring activities initiated during the year.

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

Interest expense, net. Interest income was $0.2 million in 2019 resulting from interest earned on cash equivalents during the year. Interest expense was $0.5 million in 2018 related to interest incurred on outstanding debt.

Provision for income tax expense. Because of our cumulative loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2019, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $50.4 million at December 31, 2019. During fiscal year 2019, the valuation allowance on deferred tax assets decreased by $2.0 million.

Liquidity and Capital Resources

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the historical operating loss and negative cash flow from operating activities trends, including the positive trends occurring in the recent year.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued and management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

At December 31, 2019, we had $28.3 million in cash and cash equivalents and $34.2 million of working capital.

Operating Activities

In 2019, net cash provided by operating activities was $10.0 million, primarily due to net income of $10.7 million.

In 2018, net cash used in operating activities was $2.9 million, primarily due to an increase in accounts receivable of $1.9 million and a decrease in accounts payable and accrued liabilities of $1.1 million.

Investing Activities

In 2019, cash used in investing activities was $5.3 million, due to $4.0 million in payments related to the Smart Retail acquisition in January 2019 and $1.7 million in capital expenditures, offset by proceeds of $0.4 million from the sale of the Poser 3D animation software.

In 2018, cash used in investing activities was $0.2 million, related to capital expenditures.

Financing Activities

In 2019, cash provided by financing activities was $11.4 million, primarily due to $11.5 million in proceeds from the exercise of common stock warrants during the second half of the year. This was offset by $0.1 million in preferred stock dividend payments during the year.

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

Real Property Leases

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 55,600 square feet of space under a lease that expires on April 30, 2026. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues through December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 7,900 square feet in Belgrade, Serbia under a lease that expires December 31, 2023, we lease approximately 700 square feet in Stockholm, Sweden under a month-to-month lease arrangement, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2021.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three-year period, with two renewal options. In October 2017, the sublease agreement was renewed through January 2022.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over two to ten years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Going Concern Evaluation

In connection with preparing its consolidated financial statements, management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. See management’s going concern evaluation for the year ended December 31, 2019 in the “Liquidity and Capital Resources” section above.

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

In our Wireless segment, we transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our Cloud Based services. We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, in this segment, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.

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

For our Graphics products where we sell off-the-self software products with no customization or post sale technology support services, we recognize revenue at the time we transfer control of the product to the customer. This occurs upon shipment of the product or when the customer downloads the software from our website or website of our resellers. We offer a 30 day return option to our customers; a return reserve is established at the time revenue is recorded and the reserve is monitored and adjusted based on actual experience. Historically, returns have been insignificant.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The Company adopted the FASB ASC Topic No. 842, Leases, and related amendments, as of January 1, 2019, utilizing the modified retrospective approach through a cumulative-effect adjustment to equity. Management elected the package of practical expedients permitted under the transition guidance within the new standard which allowed for the carry forward of the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.1 million as of January 1, 2019, and an adjustment to retained earnings of $0.1 million. The standard did not materially impact the consolidated net income or earnings per share and had no impact on cash flows. See Note 13 for further details.

Recently Issued Accounting Standards Not Yet Adopted

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2019, we maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by SingerLewak, LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm on page F-2 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under an Equity Compensation Plan

The following table summarizes information as of December 31, 2019 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	101	$2.53	1,274
2005 Stock Option / Stock Issuance Plan (2)	96	5.63	—
Total	197	$4.03	1,274

(1)	The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were canceled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of December 17, 2018, between the Company and ISM Connect, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2018

2.2	Asset Purchase Agreement, dated as of February 12, 2020, between the Company and Circle Media Labs Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

Exhibit No.	Title	Method of Filing

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-95096 (P)

3.2.1	Certificate of Amendment of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.3	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.4	Form of Common Stock Purchase Warrant, dated May 17, 2017, issued by the Registrant to each of Sutter Securities Incorporated and Chardan Capital Markets, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

4.5	Form of Registration Rights Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

4.6	Form of Warrant to Purchase Common Stock, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.7	Form of Registration Rights Agreement, dated September 6, 2016 entered into between the Registrant and each of the Investors party thereto	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.8	Registration Rights Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

4.9	Registration Rights Agreement, dated as of March 5, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.10	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the March SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

Exhibit No.	Title	Method of Filing

4.11	Registration Rights Agreement, dated as of May 3, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.12	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the May SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.13	Registration Rights Agreement, dated as of November 7, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

4.14	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the November SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Amended and Restated 2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222) filed on February 13, 2008

10.3	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.4*	Amended & Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010

10.5	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

10.6*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

10.6.1*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.6.2*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2018

10.7[1]	Note and Warrant Purchase Agreement, dated September 2, 2016, by and among the Company and each of the Investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.8	Form of Senior Subordinated Promissory Note, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

[1]	Exhibits may be removed if there are no longer any obligations or performances required after this filing is made.

Exhibit No.	Title	Method of Filing

10.9	Amendment to Senior Subordinated Promissory Note, dated December 27, 2016, between the Registrant and Unterberg Koller Capital Fund L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016

10.10	Form of Subscription Agreement, dated May 16, 2017, between the Registrant and each of the investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

10.11*	Offer Letter by and between the Registrant and Timothy C. Huffmyer, dated June 19, 2017	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017

10.12	Secured Promissory Note dated June 26, 2017, issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.12.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.12.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.20.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.13	Secured Promissory Note dated June 23, 2017, issued by the Registrant to Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.13.1	Amendment to Secured Promissory Note, dated August 18, 2017, between the Registrant and Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.13.2	Second Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.14*	Resignation Severance and Release Agreement, dated as of July 10, 2017, between the Registrant and Steven Yasbek	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on July 11, 2017

10.15	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.15.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.15.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.24.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.16	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

Exhibit No.	Title	Method of Filing

10.16.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.16.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.25.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.17	Securities Purchase Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

10.18	Securities Purchase Agreement, dated as of March 5, 2018, between the Registrant and each of the Purchasers party thereto (the “March SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

10.19	Letter Agreement, dated March 5, 2018, between the Company and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.20	Letter Agreement, dated March 5, 2018, between the Company and Andrew Arno	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.21	Form of Lock-Up Agreement entered into between the Company and each of its directors and certain executive officers in connection with the March SPA	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.22	Form of Voting Agreement entered into between the Company and each of its directors and certain executive officers in connection with the March SPA	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.23	Securities Purchase Agreement, dated as of May 3, 2018, between the Registrant and each of the Purchasers party thereto (the “May SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

10.24	Securities Purchase Agreement, dated as of November 7, 2018, between the Registrant and each of the Purchasers party thereto (the “November SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(P) Paper Filing Exhibit

*denotes the management contracts and compensatory arrangements in which any director or named executive officer participates

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 13, 2020	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2020	By: /s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2020
William W. Smith, Jr.

/s/ Timothy C. Huffmyer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020
Timothy C. Huffmyer

/s/ Andrew Arno	Director	March 13, 2020
Andrew Arno

/s/ Thomas G. Campbell	Director	March 13, 2020
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 13, 2020
Steven L. Elfman

/s/ Samuel Gulko	Director	March 13, 2020
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 13, 2020
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Smith Micro Software, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SingerLewak LLP

We have served as the Company’s auditor since 2004.

Denver, Colorado

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Smith Micro Software, Inc. and its subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Smith Micro Software, Inc. and its Subsidiaries’ (collectively, “the Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended, and our report dated March 13, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on the Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ SingerLewak LLP

Denver, Colorado

March 13, 2020

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,268	$12,159
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $253 and $135 at December 31, 2019 and 2018, respectively	10,894	7,130
Prepaid expenses and other current assets	802	795
Total current assets	39,964	20,084
Equipment and improvements, net	2,109	865
Right-of-use assets	6,464	—
Deferred tax asset, net	94	191
Other assets	234	140
Intangible assets, net	4,535	238
Goodwill	7,797	3,685
Total assets	$61,197	$25,203
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,050	$1,160
Accrued payroll and benefits	2,107	1,745
Current operating lease liabilities	1,221	—
Other accrued liabilities	244	450
Deferred revenue	98	28
Total current liabilities	5,720	3,383
Non-current liabilities:
Operating lease liabilities	5,774	—
Deferred rent	885	723
Other long term liabilities	134	534
Total non-current liabilities	6,793	1,257
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 0 and 1,345 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 38,475,084 and 28,241,129 shares issued and outstanding at December 31, 2019 and 2018, respectively	38	28
Additional paid-in capital	274,041	256,626
Accumulated comprehensive deficit	(225,395)	(236,091)
Total stockholders’ equity	48,684	20,563
Total liabilities and stockholders' equity	$61,197	$25,203

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenues	$43,346	$26,285
Cost of revenues	3,927	4,333
Gross profit	39,419	21,952
Operating expenses:
Selling and marketing	7,517	5,784
Research and development	11,682	8,602
General and administrative	9,921	8,607
Restructuring expenses	194	173
Total operating expenses	29,314	23,166
Operating income (loss)	10,105	(1,214)
Non-operating income (expense):
Change in fair value of warrant liability	—	(812)
Loss on debt extinguishment	—	(203)
Gain on sale of software product	483	—
Interest income (expense), net	228	(472)
Other expense, net	(14)	(26)
Income (loss) before provision for income taxes	10,802	(2,727)
Provision for income tax expense	80	13
Net income (loss)	10,722	(2,740)

Net earnings (loss) per share:
Basic	$0.31	$(0.14)
Diluted	$0.29	$(0.14)
Weighted average shares outstanding:
Basic	34,513	22,322
Diluted	36,991	22,322

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Preferred stock		Common stock		paid-in	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2017	6	$—	14,269	$14	$237,486	$(232,933)	$4,567
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	36	—	36
Restricted stock grants, net of cancellations	—	—	1,124	1	898	—	899
Cancellation of shares for payment of withholding tax	—	—	(94)	—	(209)	—	(209)
Employee stock purchase plan	—	—	5	—	5	—	5
Preferred shares converted to common shares	(5)	—	3,645	4	(4)	—	—
Common shares issued in stock offering, net of offering costs	—	—	9,267	9	17,591	—	17,600
Issuance of warrants in stock offering	—	—	—	—	(6,792)	—	(6,792)
Exercise of warrants	—	—	26	—	—	—	—
Reclassification of warrants previously classified as liabilities to equity	—	—	—	—	7,604	—	7,604
Warrant repricing	—	—	—	—	11	(11)	—
Canadian tax adjustments from prior period	—	—	—	—	—	(2)	(2)
Preferred stock dividends	—	—	—	—	—	(404)	(404)
Comprehensive loss	—	—	—	—	—	(2,741)	(2,741)
BALANCE, December 31, 2018	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	43	—	43
Restricted stock grants, net of cancellations	—	—	1,225	1	1,450	—	1,451
Cancellation of shares for payment of withholding tax	—	—	(214)	—	(701)	—	(701)
Employee stock purchase plan	—	—	4	—	10	—	10
Preferred shares converted to common shares	(1)	—	1,180	1	(1)	—	—
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Exercise of common stock warrants	—	—	5,327	5	11,452	—	11,457
Exercise of stock options	—	—	13	—	50	—	50
Preferred stock dividends	—	—	—	—	—	(119)	(119)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Comprehensive loss	—	—	—	—	—	10,722	10,722
BALANCE, December 31, 2019	$—	$—	38,476	$38	$274,041	$(225,395)	$48,684

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Operating activities:
Net income (loss)	$10,722	$(2,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,341	779
Non-cash rent expense	954	—
Amortization of debt discounts and financing issuance costs	—	239
Restructuring costs	194	173
Gain on sale of software product	(483)	—
Change in fair value of warrant liability	—	812
Loss on debt extinguishment	—	203
Provision for adjustments to accounts receivable and doubtful accounts	143	(82)
Provision for excess and obsolete inventory	1	(16)
Loss on disposal of fixed assets	6	7
Non-cash compensation related to stock options and restricted stock	1,494	935
Deferred income taxes	97	213
Change in operating accounts:
Accounts receivable	(3,811)	(1,903)
Prepaid expenses and other assets	(32)	(197)
Accounts payable and accrued liabilities	(417)	(1,252)
Deferred revenue	(221)	(45)
Net cash provided by (used in) operating activities	9,988	(2,874)
Investing activities:
Acquisitions, net	(3,974)	—
Proceeds from sale of software product	370	—
Capital expenditures	(1,659)	(173)
Net cash used in investing activities	(5,263)	(173)
Financing activities:
Proceeds from exercise of common stock warrants	11,457	—
Proceeds from (payments related to) issuance of common stock	(14)	17,600
Repayments of short-term secured promissory notes	—	(1,000)
Repayments of related-party notes payable	—	(1,200)
Repayments of notes payable	—	(2,000)
Proceeds from exercise of stock options	50	—
Proceeds from stock sale for employee stock purchase plan	10	5
Preferred stock dividends	(119)	(404)
Net cash provided by financing activities	11,384	13,001
Net increase in cash and cash equivalents	16,109	9,954
Cash and cash equivalents, beginning of period	12,159	2,205
Cash and cash equivalents, end of period	$28,268	$12,159

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$104	$2
Cash paid for interest	$—	$386

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$5,129	$—
Issuance of common stock warrants in connection with stock offering	$—	$10,792
Reclassification of warrants from liabilities to equity	$—	$7,604
Conversion of preferred stock to common stock	$1	$4

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless and cable service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes a wide range of products for creating, sharing and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.

In general, we offer our customers:

•

Valuable digital services that connect today’s digital lifestyle, including leading edge family location and parental controls, as well as enabling connected family and consumer IoT devices to mobile consumers worldwide;

•	Easy visual access to wirelessly delivered voicemail messages, while also providing easy conversion of voice messages to text and email messages that can be delivered through a variety of devices;
•	Immediate, consistent and measurable retail content that educates consumers, creates awareness of products and services and drives in store sales; and
•	Engaging retail content displayed on wireless devices in retail locations that also gather valuable actionable analytics.

We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our never-ending focus on understanding our customers’ needs and delivering value.

Basis of Presentation

The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany amounts have been eliminated in consolidation.

Foreign Currency Transactions

The Company has international operations resulting from current and prior year acquisitions. The countries in which the Company has a subsidiary or branch office are Serbia, Sweden, and Portugal. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30, Foreign Currency Matters-Translation of Financial Statements. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

Significant Concentrations

For the year ended December 31, 2019, one customer, accounting for over 10% of revenues, made up 84% of revenues and 92% of accounts receivable, and one service provider with more than 10% of purchases totaled 10% of accounts payable. For the year ended December 31, 2018, one customer, accounting for over 10% of revenues, made up 81% of revenues and 82% of accounts receivable, and one service provider with more than 10% of purchases totaled 21% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in one financial institution and are uninsured except for the minimum Federal Deposit Insurance Corporation coverage, and have original maturity dates of three months or less. As of December 31, 2019 and 2018, bank balances totaling approximately $28.0 million and $11.8 million, respectively, were uninsured.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The

Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2019, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over two to ten years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the historical operating loss and negative cash flow from operating activities trends, including the positive trends occurring in the recent year.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued and management believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

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

In our Wireless segment, we transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our Cloud Based services. We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, in this segment, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.

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

For our Graphics products where we sell off-the-self software products with no customization or post sale technology support services, we recognize revenue at the time we transfer control of the product to the customer. This occurs upon shipment of the product or when the customer downloads the software from our website or website of our resellers. We offer a 30 day return option to our customers; a return reserve is established at the time revenue is recorded and the reserve is monitored and adjusted based on actual experience. Historically, returns have been insignificant.

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

We sell our Graphics software products directly to end consumers as well as through our distributors and re-sellers. We are a principal in these transactions as we bear the inventory risk, customers (or customer’s end users) view us as the primary obligor responsible for supporting the software products, and we have full discretion in establishing the prices for our graphics software products. As a principal we record our Graphics revenues on a gross basis.

Sales Incentives

For our Graphics sales, the cost of sales incentives the Company offers without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction is accounted for as a reduction of revenue as required by FASB ASC Topic No. 605-50, Revenue Recognition-Customer Payments and Incentives. We use historical redemption rates to estimate the cost of customer incentives. Total sales incentives were $16 thousand and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The Company adopted the FASB ASC Topic No. 842, Leases, and related amendments, as of January 1, 2019, utilizing the modified retrospective approach through a cumulative-effect adjustment to equity. Management elected the package of practical expedients permitted under the transition guidance within the new standard which allowed for the carry forward of the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.1 million as of January 1, 2019, and an adjustment to retained earnings of $0.1 million. The standard did not materially impact the consolidated net income or earnings per share and had no impact on cash flows. See Note 13 for further details.

Recently Issued Accounting Standards Not Yet Adopted

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

The purpose of the Smart Retail acquisition was to acquire a new growing and profitable revenue stream while deepening the relationships with our customers. The Smart Retail platform, which the Company now calls ViewSpot, enables wireless carriers and retailers to offer powerful on-screen, interactive device demos that deliver consistent, secure and targeted content that showcase the features of the devices that consumers what to see and learn more about. ViewSpot provides analytics capabilities, which allows customers to gain valuable insights and buying behaviors. The platform was a logical addition to the Company’s existing product line that reaches wireless carriers and provides them with services that can attract and retain customers.

Unaudited pro forma results of operations for the years ended December 31, 2019 and 2018 are included below as if the acquisition occurred on January 1, 2018. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Smart Retail been acquired at the beginning of 2018, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues	$43,346	$30,086
Net income (loss)	10,722	(1,421)
Earnings (loss) per share:
Basic	$0.31	$(0.08)
Diluted	$0.29	$(0.08)

3. Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2019	2018
Computer hardware, software, and equipment	$9,079	$14,658
Leasehold improvements	2,808	5,316
Office furniture and fixtures	1,017	962
Construction in progress	494	25
	13,398	20,961
Less accumulated depreciation and amortization	(11,289)	(20,096)
Equipment and improvements, net	$2,109	$865

Depreciation and amortization expense on equipment and improvements was $0.4 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.

4. Goodwill and Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of December 31, 2019 and December 31, 2018 (in thousands, except for useful life data):

		December 31, 2019
	Useful life (years)	Gross	Additions	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value
Purchased technology	4-6	$265	$2,253	$(687)	$1,831	$—	$1,831
Customer relationships	3-10	999	2,976	(860)	3,115	(411)	2,704
Trademarks/trade names	2	38	—	(38)	—	—	—
Non-compete	3	51	—	(51)	—	—	—
Total		$1,353	$5,229	$(1,636)	$4,946	$(411)	$4,535

		December 31, 2018
	Useful life (years)	Gross	Additions	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value
Purchased technology	4-6	$265	$—	$(125)	$140	$—	$140
Customer relationships	3-6	999	—	(499)	500	(411)	89
Trademarks/trade names	2	38	—	(38)	—	—	—
Non-compete	3	51	—	(42)	9	—	9
Total		$1,353	—	$(704)	$649	$(411)	$238

Intangible assets amortization expense was $0.9 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Future amortization expense related to intangible assets as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$907
2021	901
2022	869
2023	345
2024	1,513
Total	$4,535

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

If the intangible assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the intangible assets exceeds the fair value of the intangible assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the intangible assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase. The Company recognized an impairment loss of $0.4 million in the three and twelve months ended December 31, 2016 related to a previously acquired intangible asset.

We review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2019 and 2018.

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

6.  Equity Transactions

Preferred Stock Offering

On September 29, 2017, the Company entered into a Securities Purchase Agreement with several investors for the issuance and sale (the “Offering”) of 5,500 shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) at a stated value of $1,000 per share, for a total purchase price of $5.5 million.  The Series B Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $1.14 per share, which was the closing bid price of the Common Stock on September 28, 2017, or 4,824,562 shares of Common Stock in the aggregate. The holders of Series B Preferred Stock were entitled to receive cumulative dividends out of funds legally available thereof at a rate of ten percent (10%) per annum, payable (i) when and as declared by the Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, (ii) upon conversion into Common Stock with respect the Series B Preferred Stock being converted, and (iii) upon redemption of the Series B Preferred Stock by the Company.

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

During the third quarter of 2019, the Company forced conversion of all outstanding Series B Preferred Stock in accordance with its terms.

Common Stock Offerings

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

7. Income Taxes

Income (loss) before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$10,833	$(2,541)
Foreign	(31)	(186)
Total loss before provision for income taxes	$10,802	$(2,727)

A summary of the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$(132)	$(265)
State	7	2
Foreign	108	63
Total current	(17)	(200)
Deferred:
Federal	144	265
State	—	—
Foreign	(47)	(52)
Total deferred	97	213
Total income tax expense (benefit)	$80	$13

A reconciliation of the provision for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	3.6	3.0
Equity compensation	0.1	(0.7)
International tax items	0.2	(1.7)
Foreign taxes	0.6	(0.4)
State NOL true-up	(6.1)	(30.4)
Miscellaneous	0.4	(7.7)
Effect of change in rate	0.9	(12.6)
Change in valuation allowance	(19.8)	29.0
	0.7%	(0.5)%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred income tax assets
Net operating loss carry forwards	$41,650	$41,356
Credit carry forwards	3,159	3,292
Fixed assets	373	493
Intangibles	4,679	6,417
Equity-based compensation	308	439
Nondeductible accruals	319	565
Various reserves	209	55
Other	2	107
Valuation allowance	(50,397)	(52,414)
Total deferred income taxes - net	302	310
Deferred income tax liabilities
Foreign intangibles	(27)	(74)
Unrealized translation gain/loss	(120)	(4)
Prepaid expenses	(61)	(41)
Total deferred income liabilities	(208)	(119)

Net deferred income tax assets	$94	$191

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $158.1 million and $145.9 million, respectively, at December 31, 2019, to reduce future cash payments for income taxes. These federal NOL carryforwards will expire from 2024 through 2037 and state NOL carryforwards will expire 2019 through 2039. The Company also had $0.1 million of alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2019. These tax credits will begin to expire in 2028.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2019 and 2018, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.

The Company’s gross unrecognized tax benefits as of December 31, 2019 and 2018 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$428	$428
Increases (decreases) in tax positions for the current year	—	—
Increases (decreases) in tax positions for the prior year	—	—
Gross unrecognized tax benefits, ending balance	$428	$428

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a five-year historical cumulative loss as of the end of fiscal 2018. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2019 (as described above), and after consideration of the Company’s cumulative loss position as of December 31, 2019, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $50.4 million at December 31, 2019. The valuation allowance on deferred tax assets decreased by $2.0 million and $0.5 million in 2019 and 2018, respectively.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During 2019 and 2018, we recognized $0 in interest and penalties. The cumulative interest and penalties at December 31, 2019 and 2018 were $0. We do not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. State income tax returns are subject to examination for a period of three to four years after filing. As of December 31, 2019, the company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2019, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

For financial reporting purposes, income (loss) before provision for income taxes for our foreign subsidiaries was $(31) thousand and $(186) thousand for the years ended December 31, 2019 and 2018, respectively. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.

As a part of the provisions of the 2017 Act, the corporate alternative minimum tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Taxpayers with AMT credit carryforwards that have not yet been used may claim a refund in future years for those credit. Since the AMT credit will now be fully refundable regardless of whether there is a future income tax liability before AMT credits, the benefit of the AMT credit will be realized in the future. Accordingly, a valuation allowance established against AMT credit carryforward balance is no longer necessary and a benefit has been recognized with respect to a $0.5 million AMT credit carryforward balance that was generated with 2011 net operating loss carrybacks. The Company has opted to reflect the balance as part of deferred tax asset balance. With the filing of the 2019 federal tax return, the Company will receive a refund of $133 thousand of the balance and this amount has been classified as a federal income tax receivable.

The 2017 Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2019 is less than $59 thousand.

8. Earnings Per Share

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

	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$10,722	$(2,740)
Dividends paid to preferred stockholders	(119)	(404)
Net income (loss) available to common stockholders	$10,603	$(3,144)
Denominator:
Weighted average shares outstanding - basic	34,513	22,322
Potential common shares - options (treasury stock method)	2,478	—
Weighted average shares outstanding - diluted	36,991	22,322
Shares excluded due to an exercise price greater than weighted average stock price for the period	88	1,081
Earnings (loss) per common share:
Basic	$0.31	$(0.14)
Diluted	$0.29	$(0.14)

9. Employee Benefit Plans

The Company offers its employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

10. Stock-Based Compensation

Stock Plans

On June 18, 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”) and a subsequent amendment to the 2015 OEIP to increase the number of shares reserved thereunder was approved by our stockholders on June 14, 2018.  The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 4,625,000 shares.

The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2019 and 2018, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2019	2018
Weighted average grant date fair value of stock options	$1.84	$1.56
Assumptions
Risk-free interest rate (weighted average)	2.36%	2.90%
Expected dividend yield	—	—
Weighted average expected life (years)	6.2	6.2
Volatility (weighted average)	78.7%	73.8%
Forfeiture rate	26.0%	26.6%

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

	September 30,	March 31,	September 30,	March 31,
Offering Period Ended	2019	2019	2018	2018
Shares purchased for offering period	2,195	2,112	1,843	3,250
Fair value per share	$2.28	$1.07	$0.96	$0.75
Assumptions
Risk-free interest rate (average)	1.84%	2.44%	2.29%	1.92%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	86.3%	51.7%	54.3%	81.4%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2019	2018
Selling and marketing	$247	$112
Research and development	278	207
General and administrative	969	616
Total non-cash stock compensation expense	$1,494	$935

Stock Options

A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2019 and the activity during the years ended herein are as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	137	$5.71		$7
(114 options exercisable at a weighted average exercise price of $6.18)
Granted	30	$2.32		$—
Exercised	—	$—		$—
Canceled / expired	(9)	$8.96		$—
Outstanding as of December 31, 2018	158	$4.88	5.9	$—
(121 options exercisable at a weighted average exercise price of $5.64)
Granted	65	$2.65		$—
Exercised	(13)	$3.81		$28
Canceled / expired	(13)	$7.81		$22
Outstanding as of December 31, 2019	197	$4.03	6.3	$171

Exercisable as of December 31, 2019	112	$5.16	4.1	$35
Vested and expected to vest at December 31, 2019	163	$3.67	6.0	$133

As of December 31, 2019, there was $2.9 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plans. At December 31, 2019, there were 1.3 million and 0 shares available for future grants under the 2015 OEIP and 2005 Plan, respectively.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2019, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2017	167	3.49
Granted	1,125	1.92
Vested	(283)	2.52
Canceled and forfeited	(2)	0.83
Unvested at December 31, 2018	1,007	2.01
Granted	1,250	2.00
Vested	(673)	2.06
Canceled and forfeited	(25)	1.97
Unvested at December 31, 2019	1,559	1.98

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

We earn revenue from these services on a fixed fee per perpetual license usage on our hosted environment and advertising revenue share for advertisements placed by our customers on our platform.  The usage fees are not earned until we transfer our software license to our customers. We recognize the usage based fees when we are entitled to the consideration earned for the distinct service period based on our customer’s usage of our licenses, hosting services, and ASP advertising platform (“hosted environment usage fees”).

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

ViewSpot Cloud Based Services

During the first quarter of 2019, we acquired the Smart Retail contract asset from ISM Connect, LLC, later branded as ViewSpot. ViewSpot product is a cloud based platform that its Mobile Network Operator customers use to display its promotional content to mobile devices being sold in its retail outlets. Using this solution, the MNOs have the ability to promote specific mobile devices in targeted geographic retail locations and monitor the efficacy of the promotions and the mobile device user’s behavior to the targeted advertising. We sell a royalty free license, consulting services to configure the advertising content so that it can be displayed on targeted mobile devices, and cloud-based services to serve the advertising content and capture end consumer’s behavior on the mobile device. ViewSpot services depend on a significant level of integration, interdependency, and interrelation between the on-premise applications, consulting services and the cloud services, and are accounted for together as a single performance obligation. The ViewSpot services are sold on a fixed fee basis to our customers based on pre-defined purchase order. We receive upfront payments from customers for services to be provided under our ViewSpot arrangements. Since we are obligated to provide the required services over the contract period, the revenue is recognized over time. The advance receipts are deferred and subsequently recognized ratably over the contract period.

From time to time, we also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognize revenues from these ad hoc services at a point in time which is upon delivery of the configured promotional content to the cloud platform.

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

Graphics Revenue

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

Costs to Obtain a Customer Contract

We generally pay sales commissions to our sales force, which are incremental and recoverable costs of acquiring contracts. In most instances, sales commissions are only paid when we earn usage based fees on the contracts. The commission obligation is established each quarter based on the usage based fees earned. The commission obligation is not adjusted by future usage based fees earned, that is each period is discrete from the other. As a result of the structure of the commission plan, we record the commission expense when the commission obligation is determined, which is generally quarterly.

In the second quarter of 2019, we introduced an amended and restated sales commission plan that incentivizes and recognizes the efforts of eligible participants to earn commissions on future revenue generated on new contracts, sale of a new product to an existing contract, or sale of a product to a different group within an existing customer. The sales commissions are tiered based on the opportunity size. Sales commissions paid under this amended sales commission plan are incremental contract acquisition costs, and accordingly are recorded as a deferred contract asset that is amortized on a straight-line basis over the average contract life of the new, renewed and modified contract.

Costs to Fulfill a Customer Contract

We incur costs to fulfill obligations under a contract. We recognize these costs as we fulfill our performance obligation and recognize revenue. Where we provide services and earn revenue over the contract term based on usage of our platforms, we recognize the associated fulfillment costs as they are incurred and as usage based revenue is recognized.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics products.

Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Wireless:
Hosted environment usage fees	$19,517	$18,889
Cloud based usage fees	20,011	3,327
Consulting services and other	3,076	2,258
Total wireless	$42,604	$24,474
Graphics:
Software	742	1,811
Total revenues	$43,346	$26,285

12. Commitments and Contingencies

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

During the fourth quarter of 2019, the company extended the lease term on its Belgrade, Serbia office space, which resulted in a net increase in right-to-use assets and lease liabilities of approximately $0.2 million.

Operating lease cost consists of the following (in thousands):

For the Year Ended December 31, 2019
Lease cost, gross	$2,076
Sublease income	(603)
Total lease cost, net	$1,473

Operating lease assets and liabilities are summarized as follows (in thousands):

As of December 31, 2019
Right-of-use assets	$6,464

Current lease liabilities	$1,221
Long-term lease liabilities	5,774
Total lease liabilities	$6,995

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2019
2020	$1,656
2021	1,633
2022	1,376
2023	1,388
2024	1,182
Thereafter	1,159
Total lease payments	8,394
Less imputed interest	(1,399)
Present value of lease liabilities	$6,995

14. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has historically had two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless and Graphics. Wireless primarily includes our SafePath®, CommSuite®, and ViewSpot® family of products. Graphics includes our consumer-based products: Moho®, MotionArtist®, Rebelle, PhotoDonut and StuffIt®, Poser® (through June 2019), and Clip Studio® (through April 2018).

With the more recent divestitures of Poser and Clip Studio, the Graphics business has become insignificant in relation to total consolidated revenues and no longer qualifies as a reportable operating segment. Therefore, the Company will disclose only one reportable operating segment, Wireless, and the following disclosures reflect this change.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table presents the Wireless revenues by product (in thousands):

	Year Ended December 31,
	2019	2018
CommSuite	$18,713	$17,760
SafePath	17,782	3,327
ViewSpot	4,229	—
Netwise	1,642	3,104
Other	238	283
Total wireless revenues	$42,604	$24,474

The following table presents the quarterly revenues generated by the Wireless segment (in thousands):

	Year Ended December 31,
	2019	2018
Quarter 1	$8,172	$4,816
Quarter 2	10,637	6,506
Quarter 3	11,614	6,283
Quarter 4	12,181	6,869
Total wireless revenues	$42,604	$24,474

Customer Concentration Information

Revenues generated from our sales to Sprint and their respective affiliates in the Wireless business segment accounted for 84% and 81% of the Company’s total revenues for fiscal years 2019 and 2018, respectively. This customer comprised 92% and 82% of our accounts receivable as of December 31, 2019 and 2018, respectively. This major customer could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of this major customer or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2019 and 2018, the Company operated in three geographic locations: the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customer’s bill-to address were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Americas	$43,236	$26,054
EMEA	67	90
Asia Pacific	43	141
Total revenues	$43,346	$26,285

15. Restructuring

Restructuring charges in 2019 and 2018 related to one-time employee termination costs.

The activity in our restructuring liability for the year ended December 31, 2019 (in thousands) follows:

	Balance at December 31, 2018	Provision, net	Usage	Transfer	Balance at December 31, 2019
Lease/rental terminations	$495	(11)	—	(484)	$—
One-time employee termination benefits	114	194	(308)	—	—
Total	$609	$183	$(308)	$(484)	$—

On January 1, 2019, $0.5 million of reserves associated with lease terminations was offset with the right-of-use assets upon the adoption of ASC 842.

16. Gain on Sale of Software Product

In June 2019, pursuant to an Asset Purchase Agreement entered earlier in the same month, the Company sold certain assets of its Poser 3D animation software product to Bondware, Inc. for $500 thousand, of which $350 thousand was paid at closing and the remainder to be paid in quarterly installments over three years. The Company recorded a gain on the transaction in the amount of approximately $483 thousand, which is presented as Other Income in the consolidated statements of operations.

17. Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

On February 12, 2020, the Company acquired the operator business of Circle Media Labs Inc. (“Circle”), a Delaware corporation, pursuant to a certain Asset Purchase Agreement (the “Purchase Agreement”) dated as of the same date by and between the Company and Circle. Pursuant to the terms of the Purchase Agreement, the Company acquired certain assets, including customer contracts and a perpetual source code license, for a purchase price of $13.5 million in cash. The Company has engaged a third party firm to value the acquired assets, and the results of such valuation are not available as of the date of issuance of the financial statements.

During February 2020, certain holders of common stock warrants exercised approximately 1.0 million warrants resulting in cash proceeds of approximately $2.2 million.

18. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2019 and 2018 are as follows (in thousands, except per share data):

	Year Ended December 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$8,432	$10,854	$11,782	$12,278
Gross profit	$7,516	$9,880	$10,771	$11,252
Operating income	$62	$2,932	$3,480	$3,631
Net income	$48	$3,436	$3,567	$3,671
Net earnings per share - basic (1)	$—	$0.11	$0.10	$0.10
Weighted average shares outstanding - basic	31,297	32,068	36,094	38,501
Net earnings per share - diluted (1)	$—	$0.10	$0.09	$0.09
Weighted average shares outstanding - diluted	31,323	35,308	39,472	41,767

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$5,463	$6,945	$6,525	$7,352
Gross profit	$4,154	$5,829	$5,546	$6,423
Operating income (loss)	$(2,021)	$74	$55	$678
Net income (loss)	$(2,381)	$(2,177)	$(983)	$2,801
Net earnings (loss) per share - basic (1)	$(0.16)	$(0.10)	$(0.04)	$0.10
Weighted average shares outstanding - basic	15,299	21,888	25,020	26,925
Net earnings (loss) per share - diluted (1)	$(0.16)	$(0.10)	$(0.04)	$0.10
Weighted average shares outstanding - diluted	15,299	21,888	25,020	27,395

(1)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.