Form 10-Q
period 2020-03-31
SMITH MICRO SOFTWARE, INC.
filed 2020-05-11
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, there were 41,420,954 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2020

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$19,456	$28,268
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $247 (2020) and $253 (2019)	11,882	10,894
Prepaid expenses and other current assets	591	802
Total current assets	31,929	39,964
Equipment and improvements, net	2,152	2,109
Right-of-use assets	6,349	6,464
Deferred tax assets, net	94	94
Other assets	458	234
Intangible assets, net	15,875	4,535
Goodwill	11,493	7,797
Total assets	$68,350	$61,197
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,463	$2,050
Accrued payroll and benefits	2,285	2,107
Current operating lease liabilities	1,273	1,221
Other accrued liabilities	271	244
Deferred revenue	1,690	98
Total current liabilities	8,982	5,720
Non-current liabilities:
Operating lease liabilities	5,548	5,774
Deferred rent	850	885
Other long term liabilities	117	134
Total non-current liabilities	6,515	6,793
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2020 and 2019); 0 shares outstanding (2020 and 2019)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 40,383,056 and 38,475,084 shares issued and outstanding (2020 and 2019, respectively)	40	38
Additional paid-in capital	276,163	274,041
Accumulated comprehensive deficit	(223,350)	(225,395)
Total stockholders’ equity	52,853	48,684
Total liabilities and stockholders' equity	$68,350	$61,197

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenues	$13,322	$8,432
Cost of revenues	1,173	916
Gross profit	12,149	7,516
Operating expenses:
Selling and marketing	2,787	1,968
Research and development	3,729	2,682
General and administrative	3,668	2,700
Restructuring expense	6	104
Total operating expenses	10,190	7,454
Operating income	1,959	62
Other income (expense):
Interest income, net	86	—
Other expense	—	(10)
Income before provision for income taxes	2,045	52
Provision for income tax expense	—	4
Net income	$2,045	$48

Earnings per share:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00

Weighted average shares outstanding:
Basic	39,482	31,297
Diluted	42,194	31,323

Preferred dividends per share	$—	$25.00

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2019 (audited)	—	$—	38,475	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	13	—	13
Restricted stock grants, net of cancellations	—	—	1,000	1	618	—	619
Cancellation of shares for payment of withholding tax	—	—	(110)	—	(571)	—	(571)
Employee stock purchase plan	—	—	2	—	5	—	5
Exercise of warrants	—	—	1,009	1	2,044	—	2,045
Exercise of stock options	—	—	7	—	13	—	13
Net income	—	—	—	—	—	2,045	2,045
BALANCE, March 31, 2020 (unaudited)	—	$—	40,383	$40	$276,163	$(223,350)	$52,853

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018 (audited)	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	9	—	9
Restricted stock grants, net of cancellations	—	—	1,225	1	445	—	446
Cancellation of shares for payment of withholding tax	—	—	(103)	—	(207)	—	(207)
Employee stock purchase plan	—	—	2	—	5	—	5
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Preferred stock dividends	—	—	—	—	—	(34)	(34)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Net income	—	—	—	—	—	48	48
BALANCE, March 31, 2019 (unaudited)	1	$—	32,065	$32	$261,990	$(235,984)	$26,038

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$2,045	$48
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	644	321
Non-cash lease expense	244	194
Restructuring costs	6	104
Provision for doubtful accounts and other adjustments to accounts receivable	(4)	(9)
Provision for excess and obsolete inventory	—	1
Loss on disposal of fixed assets	—	(1)
Stock based compensation	632	455
Changes in operating accounts:
Accounts receivable	(983)	(1,759)
Prepaid expenses and other assets	215	194
Accounts payable and accrued liabilities	(840)	(117)
Deferred revenue	302	(85)
Net cash provided by (used in) operating activities	2,261	(654)
Investing activities:
Acquisition of Smart Retail business, net	—	(3,974)
Acquisition of Circle operator business, net	(12,150)	—
Capital expenditures	(771)	(110)
Other investing activities	(215)	—
Net cash used in investing activities	(13,136)	(4,084)
Financing activities:
Proceeds from exercise of common stock warrants	2,045	—
Dividends paid on preferred stock	—	(34)
Other financing activities	18	(9)
Net cash provided by (used in) financing activities	2,063	(43)
Net decrease in cash and cash equivalents	(8,812)	(4,781)
Cash and cash equivalents, beginning of period	28,268	12,159
Cash and cash equivalents, end of period	$19,456	$7,378

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$19	$9

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Smart Retail acquisition	$—	$5,129

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. The Company

Smith Micro Software, Inc. (“Smith Micro”, the “Company”, “we”, “us”, or “our”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless and cable service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes a wide range of products for creating, sharing and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of March 31, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three months ended March 31, 2020 and 2019, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.

Revenue Recognition

The Company adopted FASB ASC Topic No. 606, Revenue from Contracts with Customers, as of January 1, 2018, and recognizes the sale of goods and services based on the five-step analysis of transactions as provided in Topic 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services.

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

On February 12, 2020, we acquired certain assets from Circle (as defined in Note 3 below), including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third party hosting service provider without significant cost. We also provide significant services that are required by the customer to ensure they have the utility of the license. As the license to the  software solution and the services we provide are highly interrelated, we have concluded that the license and our services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on our customer’s continued use of the license and our services.

We also provide consulting services to develop customer-specified functionality that are generally not on our software development roadmap. We recognize revenue from our consulting services upon delivery and acceptance by the customer of our software enhancements and upgrades. For certain Wireless segment customers we provide maintenance and technology support services for which the customer either pays upfront or as we provide the services. When the customer pays upfront, we record the payments as contract liabilities and recognize revenue ratably over the contract period as this is our stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

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

3. Acquisitions

On February 12, 2020, the Company acquired the operator business of Circle Media Labs Inc. (“Circle”) pursuant to a certain Asset Purchase Agreement by and between the Company and Circle.

The following table summarizes the consideration paid for the Circle acquisition in 2020 (unaudited, in thousands):

Fair value of assets acquired	$14,966
Fair value of liabilities assumed	1,466
Total purchase price	$13,500

Components of purchase price:
Cash	$12,150
Cash holdback	1,350
Total purchase price	$13,500

The Company’s preliminary allocation of the purchase price is summarized as follows (unaudited, in thousands):

Assets:
Inventory, net	$14
Intangible assets	11,256
Goodwill	3,696
Total assets	$14,966
Liabilities:
Deferred revenue	$1,290
Amounts due to seller	176
Total liabilities	1,466
Total purchase price	$13,500

Pursuant to the transaction, Smith Micro acquired certain assets related to the Circle operator business, including two new customer contracts and a source code license to Circle’s currently deployed parental control software and related technology.

Unaudited pro forma results of operations for the three months ended March 31, 2020 and 2019 are included below as if the Circle acquisition occurred on January 1, 2019. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the operator business of Circle been acquired at the beginning of 2019, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended March 31,
	2020	2019
	(unaudited, in thousands, except per share amounts)
Revenues	$13,789	$9,266
Net income (loss)	2,105	(889)
Earnings (loss) per share:
Basic	$0.05	$(0.03)
Diluted	$0.05	$(0.03)

4. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at March 31, 2020 and December 31, 2019.

5. Earnings Per Share

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2020	2019
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income	$2,045	$48
Dividends paid to preferred stockholders	—	(34)
Net income available to common stockholders	$2,045	$14
Denominator:
Weighted average shares outstanding – basic	39,482	31,297
Potential common shares – options / warrants (treasury stock method)	2,712	26
Weighted average shares outstanding – diluted	42,194	31,323

Shares excluded (anti-dilutive)	77	11,213

Net earnings per common share:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00

6. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2020, the Company granted 1,000,000 shares of restricted stock and incentive stock options exercisable for 5,000 shares under the Company’s 2015 Omnibus Equity Incentive Plan, as amended. As of March 31, 2020, there were approximately 74,000 shares available for future grants under the 2015 Omnibus Equity Incentive Plan.

7. Revenues

Revenue Recognition

We primarily sell our software solutions, cloud-based services and consulting services to major wireless network and cable operators. We sell our off-the-shelf Graphics software products directly to end users as well as through our distribution and reseller channel partners.

We recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, we first identify the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, we identify the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then determine the transaction price in the arrangement and allocate the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. We evaluate the total amount of variable consideration expected to be earned by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also generate the majority of our revenue on usage based fees which are variable and depend entirely on our customers use of perpetual licenses, transactions processed on our hosted environment, advertisement placements on our service platform, and activity on our cloud based service platform. As discussed in Note 3, on February 12, 2020, we purchased two customer contracts from Circle. Under these contracts, we provide our customers with licenses to software solutions and related services, for which we earn license fees, managed and hosting service fees, and consulting services which are provided throughout the life of the licensing arrangement.

Our contracts with the Tier 1 customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our cloud-based service includes a software solution license integrated with cloud-based services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time.  Since we do not allow our customers to take possession of the software solution, and since the utility of the license comes from the could-based services that we provide, we consider the software license and the cloud services to be single performance obligation. We provide the Circle software solution license together with highly integrated consulting services to generate the utility of the license to the customers. Since the software solution and consulting services provided are highly interrelated, we consider the license and the consulting services to be a single performance obligation.

We also provide consulting services to configure ad hoc targeted promotional content to be presented on our solutions as well as consulting services to provide additional functionality for our software solutions based on our customer’s request. These requests are driven by our customer’s marketing initiatives and tend to be short term “bursts” of activity or specific incremental functionality to existing software solutions. We recognize these revenues upon delivery and acceptance of the configured promotional content or additional functionality to the software solution.

We have made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since our standard payment terms are less than one year, we have elected the practical expedient not to assess whether a contract has a significant financing component.

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. As of March 31, 2020, our total deferred revenue balance was $1.7 million, of which $1.3 million was related to the acquisition of the Circle operator business.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics products.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)
Wireless:
License and service fees	$555	$—
Hosted environment usage fees	4,549	4,653
Cloud based usage fees	7,478	2,920
Consulting services and other	633	599
Total wireless	$13,215	$8,172
Graphics:
Software	107	260
Total revenues	$13,322	$8,432

8. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes our SafePath®, CommSuite®, ViewSpot®, and NetWise® family of products.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table presents the Wireless revenues by product (in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)
SafePath	$7,848	$1,987
CommSuite	4,539	4,357
ViewSpot	745	1,057
Netwise	55	538
Other	28	233
Total wireless revenues	$13,215	$8,172

Customer Concentration Information

Revenues generated from our sales to Sprint and their respective affiliates in the Wireless business segment accounted for 88% and 77% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively. This customer comprised 84% and 77% of our accounts receivable as of March 31, 2020 and 2019, respectively.

Geographical Information

During the three months ended March 31, 2020 and 2019, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)
Americas	$13,304	$8,392
EMEA	8	19
Asia Pacific	10	21
Total revenues	$13,322	$8,432

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

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)
Lease cost	$527	$397
Sublease income	(151)	(151)
Total lease cost	$376	$246

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of March 31, 2020
(unaudited)
2020	$1,270
2021	1,669
2022	1,413
2023	1,425
2024	1,182
Thereafter	1,158
Total lease payments	8,117
Less imputed interest	(1,296)
Present value of lease liabilities	$6,821

Additional information relating to the Company’s operating leases follows:

As of March 31, 2020
(unaudited)
Weighted average remaining lease term (years)	5.22
Weighted average discount rate	6.89%

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

After a review of the four sources of taxable income as of December 31, 2019, and after consideration of the Company’s cumulative loss position as of December 31, 2019, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $50.4 million as of March 31, 2020.

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

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are analyzing the different aspects of the CARES Act to determine whether any specific provisions may impact us.

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

Common Stock Warrant Exercises

During April 2020, certain holders of common stock warrants exercised the warrants for approximately 1.0 million common shares, resulting in cash proceeds of approximately $2.3 million.

COVID-19

In March 2020, the World Health Organization categorized coronavirus disease 2019 (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the response to the COVID-19 outbreak continues to rapidly evolve, it has led to stay-at-home orders and social distancing guidelines that have seriously disrupted activities in large segments of the economy.

In April 2020, we saw a reduction in the number of SafePath platform subscribers compared to March 2020, which we believe was driven by the COVID-19 related economic slowdown. The Company considers the outbreak of COVID-19 as a non-recognized subsequent event in accordance with accounting standards codification Topic 855, Subsequent Events, requiring disclosure in these unaudited condensed consolidated financial Statements. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

As the impact of the COVID-19 pandemic on the economy and the Company’s operations evolves, we will continue to monitor the impact on the Company’s operations and, if needed, postpone non-essential capital expenditures, reduce operating costs, and substantially reduce discretionary spending.

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

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our ability to remain a going concern, our expenses, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships, including Sprint (which recently completed a merger with T-Mobile);
•	the impact of the COVID-19 pandemic on our business and financial results;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	our ability to hire and retain key personnel;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to become and remain profitable;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	our ability to remain a going concern;
•	the risks inherent with international operations;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	the existence of undetected software defects in our products;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•	changes in our operating income or loss due to shifts in our sales mix and variability in our operating expenses;
•

the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our common stock to fall; and

•	potential tax liabilities and other factors that may impact our effective tax rates.

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

Revenues generated from our sales to Sprint and their respective affiliates in the Wireless business segment accounted for 88% and 77% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively. This customer comprised 84% and 77% of our accounts receivable as of March 31, 2020 and 2019, respectively.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2020 and 2019. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2020	2019
Revenues	100.0%	100.0%
Cost of revenues	8.8	10.9
Gross profit	91.2	89.1
Operating expenses:
Selling and marketing	20.9	23.3
Research and development	28.0	31.8
General and administrative	27.5	32.0
Restructuring expense	—	1.2
Total operating expenses	76.4	88.3
Operating income	14.8	0.8
Interest income, net	0.6	—
Other expense	—	(0.1)
Income before provision for income taxes	15.4	0.7
Provision for income tax expense	—	0.0
Net income	15.4%	0.7%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues. Revenues were $13.3 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $4.9 million, or 58%. Wireless revenue of $13.2 million increased $5.0 million, or 62%, primarily due to increased subscribers and resulting revenues from our largest customer, Sprint, associated with growth in the SafePath product. This increase included revenue of $0.6 million related to the newly acquired Circle operator business. Graphics revenue decreased by $0.2 million, or 28% over last year, primarily due to lower demand as a result of reduced strategic focus and marketing efforts in the segment.

Cost of revenues. Cost of revenues were $1.2 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

Gross profit. Gross profit was $12.1 million, or 91% of revenues, for the three months ended March 31, 2020, compared to $7.5 million, or 89% of revenues, for the three months ended March 31, 2019. This increase was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $2.8 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses, an increase in marketing event participation, and increased intangibles amortization. The amortization of intangible assets in selling and marketing expense was $267 thousand and $91 thousand for the three months ended March 31, 2020 and 2019, respectively.

Research and development. Research and development expenses were $3.7 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses for SafePath development, as well as increased intangibles amortization. The amortization of intangible assets in research and development expense was $248 thousand and $105 thousand for the three months ended March 31, 2020 and 2019, respectively.

General and administrative. General and administrative expenses were $3.7 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. This increase was primarily due to $0.9 million of acquisition expenses incurred in 2020 and an increase in non-cash stock compensation.

Restructuring expense. Restructuring expense was $6 thousand and $104 thousand for the three months ended March 31, 2020 and 2019, respectively. Restructuring charges in both periods related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $86 thousand for the three months ended March 31, 2020 related primarily to interest earned on cash equivalents.

Liquidity and Capital Resources

At March 31, 2020, we had $19.5 million in cash and cash equivalents and $22.9 million of working capital.

Operating activities

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2020. The primary sources of operating cash were income from operations of $2.0 million, an add-back of non-cash expenses totaling $1.5 million, a decrease in prepaid expenses and other assets of $0.2 million, and an increase in deferred revenue of $0.3 million. The primary uses of operating cash were an increase in accounts receivable of $1.0 million and a decrease in accounts payable and accrued expenses of $0.8 million.

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

Investing activities

Net cash used in investing activities was $13.1 million for the three months ended March 31, 2020, relating primarily to a $12.2 million net cash payment for the Circle operator business acquisition and $0.8 million of capital expenditures.

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2019, relating to a $4.0 million net cash payment for the Smart Retail acquisition and $0.1 million of capital expenditures.

Financing activities

Net cash provided  by financing activities was $2.1 million for the three months ended March 31, 2020, due primarily to $2.0 million from proceeds from the exercise of common stock warrants.

Net cash used in financing activities was $43 thousand for the three months ended March 31, 2019, of which $34 thousand related to a payment of dividends on preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2019 Annual Report on Form 10-K, filed with the SEC on March 13, 2020 (“Annual Report”).

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2019, other than as described below.

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

On April 1, 2020, Sprint Corporation and T-Mobile (US), Inc. (“T-Mobile”) completed their previously announced merger transaction, with the combined company continuing to operate as T-Mobile. In the event that the combined company does not elect to continue using the solutions that we currently deliver, or that our sales to the combined company materially decrease as compared with our sales to Sprint pre-merger, our revenues and profitability would be materially and adversely affected.  In addition and in connection with the Sprint/T-Mobile merger, the combined company has agreed to divest certain assets to DISH Network Corporation, including Sprint’s Boost Mobile pre-paid wireless services business (“Boost”). A portion of our solutions sales to Sprint includes sales to Boost.  In the event that the divested business does not elect to continue using the solutions that we currently deliver to it, or that our sales to the divested business materially decrease as compared with our sales for Boost pre-divestiture, our revenues and profitability may be materially and adversely affected.

If there are delays in the distribution of our products or if customer negotiations for our new products cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.

Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.

On March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic has significantly impacted economic activity and markets around the world. The circumstances relating to the pandemic are complex and evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, suspending employee travel, and withdrawing from certain industry events. The duration and extent of the impact of the coronavirus pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the impact on economic activity, including the possibility of recession or financial market instability, and the impact of these and other factors on our employees, customers, industry partners, and suppliers.

In the event of illnesses to key employees or a significant portion of our workforce resulting from COVID-19, we may experience inefficiencies, delays, and/or disruptions in research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, all of which may adversely affect our business, operations and financial results.

Additionally, government reaction to the pandemic and restrictions and limitations applied by the government as a result, continued widespread growth in infections, travel restrictions, quarantines, or other business and industry closures as a result of the pandemic could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions with our suppliers, hamper our ability to integrate recent technology acquisitions and cause disruption in our relationship with our customers or prospective customers.  Many of our customers and suppliers have temporarily modified their business operations as a result of the coronavirus pandemic and government reaction. Our customers may experience decreased demand for the value-added products and services that we provide to them and may seek to suspend or delay existing or new initiatives involving our products and services. A decrease in demand for our products and services or the suspension or delay of existing or new initiatives by our customers could materially adversely affect our business, financial condition, and results of operations.

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in Item 1A “Risk Factors” in our Annual Report and those additional risks set forth above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	14,812		$4.70	—	—
February 1 - 29, 2020	14,377		6.41	—	—
March 1 - 31, 2020	80,399		5.14	—	—
Total	109,588	(1)	$5.25

(1)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

2.1

Asset Purchase Agreement, dated as of February 12, 2020, between the Company and Circle Media Labs Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 19, 2020

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

SMITH MICRO SOFTWARE, INC.

May 11, 2020	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)