Form 10-Q
period 2020-06-30
SMITH MICRO SOFTWARE, INC.
filed 2020-08-10
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, there were 41,355,673 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2020

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$23,614	$28,268
Accounts receivable, net of allowances for doubtful accounts and other adjustments of $242 (2020) and $253 (2019)	12,542	10,894
Prepaid expenses and other current assets	1,427	802
Total current assets	37,583	39,964
Equipment and improvements, net	2,063	2,109
Right-of-use assets	6,384	6,464
Deferred tax assets, net	94	94
Other assets	458	234
Intangible assets, net	15,027	4,535
Goodwill	11,493	7,797
Total assets	$73,102	$61,197
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,936	$2,050
Accrued payroll and benefits	2,633	2,107
Current operating lease liabilities	1,381	1,221
Other accrued liabilities	241	244
Deferred revenue	1,650	98
Total current liabilities	9,841	5,720
Non-current liabilities:
Operating lease liabilities	5,448	5,774
Deferred rent	815	885
Other long term liabilities	100	134
Total non-current liabilities	6,363	6,793
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; 5,500 shares issued (2020 and 2019); 0 shares outstanding (2020 and 2019)	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 41,355,673 and 38,475,084 shares issued and outstanding (2020 and 2019, respectively)	41	38
Additional paid-in capital	278,828	274,041
Accumulated comprehensive deficit	(221,971)	(225,395)
Total stockholders’ equity	56,898	48,684
Total liabilities and stockholders' equity	$73,102	$61,197

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$12,933	$10,854	$26,255	$19,286
Cost of revenues	1,269	974	2,441	1,891
Gross profit	11,664	9,880	23,814	17,395
Operating expenses:
Selling and marketing	2,613	1,768	5,400	3,735
Research and development	4,604	2,743	8,333	5,425
General and administrative	3,070	2,426	6,738	5,126
Restructuring expense	—	11	6	115
Total operating expenses	10,287	6,948	20,477	14,401
Operating income	1,377	2,932	3,337	2,994
Other income (expense):
Interest income, net	2	31	87	30
Gain on sale of software product	—	483	—	483
Other expense	—	(6)	—	(15)
Income before provision for income taxes	1,379	3,440	3,424	3,492
Provision for income tax expense	—	4	—	8
Net income	$1,379	$3,436	$3,424	$3,484

Earnings per share:
Basic	$0.03	$0.11	$0.08	$0.11
Diluted	$0.03	$0.10	$0.08	$0.10

Weighted average shares outstanding:
Basic	41,127	32,068	40,305	31,685
Diluted	43,079	35,308	42,346	33,365

Preferred dividends per share	$—	$25.01	$—	$50.01

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2020 (unaudited)	—	$—	40,383	$40	$276,163	$(223,350)	$52,853
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	17	—	17
Restricted stock grants, net of cancellations	—	—	—	—	791	—	791
Cancellation of shares for payment of withholding tax	—	—	(66)	—	(296)	—	(296)
Exercise of warrants	—	—	1,038	1	2,150	—	2,151
Exercise of stock options	—	—	1	—	3	—	3
Net income	—	—	—	—	—	1,379	1,379
BALANCE, June 30, 2020 (unaudited)	—	$—	41,356	$41	$278,828	$(221,971)	$56,898

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2019 (audited)	—	$—	38,475	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	30	—	30
Restricted stock grants, net of cancellations	—	—	1,000	1	1,410	—	1,411
Cancellation of shares for payment of withholding tax	—	—	(176)	—	(868)	—	(868)
Employee stock purchase plan	—	—	2	—	5	—	5
Exercise of warrants	—	—	2,047	2	4,194	—	4,196
Exercise of stock options	—	—	8	—	16	—	16
Net income	—	—	—	—	—	3,424	3,424
BALANCE, June 30, 2020 (unaudited)	—	$—	41,356	$41	$278,828	$(221,971)	$56,898

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2019 (unaudited)	1	$—	32,065	$32	$261,990	$(235,984)	$26,038
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	10	—	10
Restricted stock grants, net of cancellations	—	—	—	—	323	—	323
Cancellation of shares for payment of withholding tax	—	—	(35)	—	(108)	—	(108)
Exercise of warrants	—	—	3	—	—	—	—
Conversion of preferred stock to common stock	—	—	9	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(34)	(34)
Other	—	—	—	—	—	1	1
Net income	—	—	—	—	—	3,436	3,436
BALANCE, June 30, 2019 (unaudited)	1	$—	32,042	$32	$262,215	$(232,581)	$29,666

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018 (audited)	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	18	—	18
Restricted stock grants, net of cancellations	—	—	1,225	1	769	—	770
Cancellation of shares for payment of withholding tax	—	—	(138)	—	(315)	—	(315)
Employee stock purchase plan	—	—	2	—	5	—	5
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Exercise of warrants	—	—	3	—	—	—	—
Conversion of preferred stock to common stock	—	—	9	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(67)	(67)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Net income	—	—	—	—	—	3,484	3,484
BALANCE, June 30, 2019 (unaudited)	1	$—	32,042	$32	$262,215	$(232,581)	$29,666

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$3,424	$3,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,662	681
Non-cash lease expense	511	481
Restructuring costs	6	115
Provision for doubtful accounts and other adjustments to accounts receivable	(9)	8
Provision for excess and obsolete inventory	—	1
Loss on disposal of fixed assets	—	6
Stock based compensation	1,441	788
Gain in sale of software product	—	(483)
Changes in operating accounts:
Accounts receivable	(1,637)	(5,842)
Prepaid expenses and other assets	(633)	(138)
Accounts payable and accrued liabilities	(692)	(526)
Deferred revenue	262	(136)
Net cash provided by (used in) operating activities	4,335	(1,561)
Investing activities:
Acquisition of Smart Retail business, net	—	(3,974)
Acquisition of Circle operator business, net	(12,150)	—
Proceeds from sale of software product	—	350
Capital expenditures	(852)	(287)
Other investing activities	(204)	—
Net cash used in investing activities	(13,206)	(3,911)
Financing activities:
Proceeds from exercise of common stock warrants	4,196	—
Dividends paid on preferred stock	—	(67)
Other financing activities	21	(9)
Net cash provided by (used in) financing activities	4,217	(76)
Net decrease in cash and cash equivalents	(4,654)	(5,548)
Cash and cash equivalents, beginning of period	28,268	12,159
Cash and cash equivalents, end of period	$23,614	$6,611

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$40	$17

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Smart Retail acquisition	$—	$5,129

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of June 30, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three and six months ended June 30, 2020 and 2019, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.

Impact of COVID-19

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

During the second quarter of 2020, we saw a reduction in the number of SafePath platform subscribers compared to March 2020, which we believe was driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

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

We receive upfront payments from customers from services to be provided under our ViewSpot contracts. The advance receipts are deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform.

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

Pursuant to the transaction, Smith Micro acquired certain assets related to the Circle operator business, including two new customer contracts and a source code license to Circle’s then deployed parental control software and related technology.

Unaudited pro forma results of operations for the three and six months ended June 30, 2020 and 2019 are included below as if the Circle acquisition occurred on January 1, 2019. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the operator business of Circle been acquired at the beginning of 2019, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Revenues	$12,933	$11,685	$26,722	$20,951
Net income	1,379	3,245	3,484	2,390
Earnings per share:
Basic	$0.03	$0.10	$0.09	$0.08
Diluted	$0.03	$0.09	$0.08	$0.07

4. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at June 30, 2020 and December 31, 2019.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net income	$1,379	$3,436	$3,424	$3,484
Dividends paid to preferred stockholders	—	(34)	—	(67)
Net income available to common stockholders	$1,379	$3,402	$3,424	$3,417
Denominator:
Weighted average shares outstanding – basic	41,127	32,068	40,305	31,685
Potential common shares – options / warrants (treasury stock method)	1,952	3,240	2,041	1,680
Weighted average shares outstanding – diluted	43,079	35,308	42,346	33,365

Shares excluded (anti-dilutive)	98	125	98	125

Net earnings per common share:
Basic	$0.03	$0.11	$0.08	$0.11
Diluted	$0.03	$0.10	$0.08	$0.10

6. Stock-Based Compensation

Stock Plans

During the three and six months ended June 30, 2020, the Company granted 0 and 1,000,000 shares of restricted stock, respectively, and incentive stock options exercisable for 22,000 shares in both periods under the Company’s 2015 Omnibus Equity Incentive Plan, as amended. As of June 30, 2020, there were approximately 5.1 million shares available for future grants under the Company’s 2015 Omnibus Equity Incentive Plan.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. As of June 30, 2020, our total deferred revenue balance was $1.7 million, of which $1.5 million was related to the acquisition of the Circle operator business.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics products.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Wireless:
License and service fees	$1,008	$—	$1,563	$—
Hosted environment usage fees	4,341	5,293	8,890	9,947
Cloud based usage fees	6,705	4,510	14,352	7,429
Consulting services and other	647	834	1,111	1,433
Total wireless	$12,701	$10,637	$25,916	$18,809
Graphics:
Software	232	217	339	477
Total revenues	$12,933	$10,854	$26,255	$19,286

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

The following table presents the Wireless revenues by product (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
SafePath	$7,344	$3,775	$15,193	$5,909
CommSuite	4,330	4,998	8,869	9,355
ViewSpot	971	1,356	1,716	2,413
Netwise	31	461	86	999
Other	25	47	52	133
Total wireless revenues	$12,701	$10,637	$25,916	$18,809

Customer Concentration Information

Revenues generated from our sales to Sprint and, subsequent to its April 2020 merger with Sprint, the combined T-Mobile, and their respective affiliates in the Wireless business segment accounted for 86% and 81% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively, and 89% and 79% for the six months ended June 30, 2020 and 2019, respectively. T-Mobile comprised 83% and Sprint comprised 80% of our accounts receivable as of June 30, 2020 and 2019, respectively.

Geographical Information

During the six months ended June 30, 2020 and 2019, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Americas	$12,378	$10,833	$25,407	$19,223
EMEA	546	14	830	38
Asia Pacific	9	7	18	25
Total revenues	$12,933	$10,854	$26,255	$19,286

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

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Lease cost	$533	$436	$1,061	$790
Sublease income	(151)	(151)	(301)	(301)
Total lease cost	$382	$285	$760	$489

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of June 30, 2020
(unaudited)
2020	$1,323
2021	1,770
2022	1,523
2023	1,510
2024	1,182
Thereafter	1,158
Total lease payments	8,466
Less imputed interest	(1,637)
Present value of lease liabilities	$6,829

Additional information relating to the Company’s operating leases follows:

As of June 30, 2020
(unaudited)
Weighted average remaining lease term (years)	4.92
Weighted average discount rate	6.85%

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

After a review of the four sources of taxable income as of December 31, 2019, and after consideration of the Company’s cumulative loss position as of December 31, 2019, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $50.4 million as of June 30, 2020.

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

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We continue to analyze the different aspects of the CARES Act to determine whether any specific provisions may impact us.

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

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our ability to remain a going concern, our expenses, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships, including T-Mobile;
•	the impact of the COVID-19 pandemic on our business and financial results;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	our ability to hire and retain key personnel;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to become and remain profitable;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	our ability to remain a going concern;
•	the risks inherent with international operations;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	the existence of undetected software defects in our products;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•	changes in our operating income or loss due to shifts in our sales mix and variability in our operating expenses;
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

Revenues generated from our sales to Sprint and, subsequent to its April 2020 merger with Sprint, the combined T-Mobile, and their respective affiliates in the Wireless business segment accounted for 86% and 81% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively, and 89% and 79% for the six months ended June 30, 2020 and 2019, respectively. T-Mobile comprised 83% and Sprint comprised 80% of our accounts receivable as of June 30, 2020 and 2019, respectively.

In future quarters, we expect SafePath platform revenue to be negatively impacted by Sprint store closures due to COVID-19 and by the reduced number of marketing initiatives sponsored by Sprint as its integration with T-Mobile continues. We also expect to increase research and development expenses in the next few quarters, which will accelerate the buildout of additional features and functionality in the SafePath platform. This acceleration is needed to meet prospective customers’ specifications and timelines. There is no guarantee that we will be awarded contracts with prospective customers; however, we feel this investment is needed to best position the Company for these new customer opportunities.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2020 and 2019. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	9.8	9.0	9.3	9.8
Gross profit	90.2	91.0	90.7	90.2
Operating expenses:
Selling and marketing	20.2	16.3	20.6	19.4
Research and development	35.6	25.3	31.7	28.1
General and administrative	23.7	22.4	25.7	26.6
Restructuring expense	—	0.1	—	0.6
Total operating expenses	79.5	64.1	78.0	74.7
Operating income	10.7	26.9	12.7	15.5
Interest income, net	—	0.3	0.3	0.2
Gain on sale of software product	—	4.4	—	2.5
Other expense	—	(0.1)	—	(0.1)
Income before provision for income taxes	10.7	31.5	13.0	18.1
Provision for income tax expense	—	0.0	—	0.0
Net income	10.7%	31.5%	13.0%	18.1%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues. Revenues were $12.9 million and $10.9 million for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $2.1 million, or 19%. Wireless revenue of $12.7 million increased $2.1 million, or 19%, primarily due to increased subscribers and resulting revenues from our largest customer, T-Mobile (formerly Sprint), associated with growth in the SafePath product and also included revenue related to the newly acquired Circle operator business. Graphics revenue decreased by $15 thousand, or 7% over last year, primarily due to lower demand as a result of reduced strategic focus and marketing efforts for this business unit.

Cost of revenues. Cost of revenues were $1.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively.

Gross profit. Gross profit was $11.7 million, or 90% of revenues, for the three months ended June 30, 2020, compared to $9.9 million, or 91% of revenues, for the three months ended June 30, 2019. This increase in gross profit was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $2.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses and increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in selling and marketing expense was $483 thousand and $116 thousand for the three months ended June 30, 2020 and 2019, respectively.

Research and development. Research and development expenses were $4.6 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses and external contract development costs to support SafePath development, as well as increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in research and development expense was $366 thousand and $152 thousand for the three months ended June 30, 2020 and 2019, respectively.

General and administrative. General and administrative expenses were $3.1 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively. This increase was primarily due to an increase in non-cash stock compensation.

Restructuring expense. Restructuring expense was $11 thousand for the three months ended June 30, 2019. Restructuring charges related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $2 thousand and $31 thousand for the three months ended June 30, 2020 and 2019, respectively, related primarily to interest earned on cash equivalents.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues. Revenues were $26.3 million and $19.3 million for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $7.0 million, or 36%. Wireless revenue of $25.9 million increased $7.1 million, or 38%, primarily due to increased subscribers and resulting revenues from our largest customer, T-Mobile (formerly Sprint), associated with growth in the SafePath product and also included revenue related to the newly acquired Circle operator business. Graphics revenue decreased by $138 thousand, or 29% over last year, primarily due to lower demand as a result of reduced strategic focus and marketing efforts for this business unit.

Cost of revenues. Cost of revenues were $2.4 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.

Gross profit. Gross profit was $23.8 million, or 91% of revenues, for the six months ended June 30, 2020, compared to $17.4 million, or 90% of revenues, for the six months ended June 30, 2019. This increase in gross profit was due primarily to lower variable costs in conjunction with the revenue mix during the quarter.

Selling and marketing. Selling and marketing expenses were $5.4 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses and increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in selling and marketing expense was $750 thousand and $207 thousand for the six months ended June 30, 2020 and 2019, respectively.

Research and development. Research and development expenses were $8.3 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses and external contract development costs to support SafePath development, as well as increased intangibles amortization related to the Circle acquisition.

The amortization of intangible assets in research and development expense was $614 thousand and $258 thousand for the six months ended June 30, 2020 and 2019, respectively.

General and administrative. General and administrative expenses were $6.7 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. This increase was primarily due to an increase in non-cash stock compensation and expenses related to the Circle acquisition.

Restructuring expense. Restructuring expense was $6 thousand and $115 thousand for the six months ended June 30, 2020 and 2019, respectively. Restructuring charges in both periods related primarily to one-time employee termination costs.

Interest income (expense), net. Interest income of $87 thousand and $30 thousand for the six months ended June 30, 2020 and 2019, respectively, related primarily to interest earned on cash equivalents.

Liquidity and Capital Resources

At June 30, 2020, we had $23.6 million in cash and cash equivalents and $27.7 million of working capital.

Operating activities

Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2020. The primary sources of operating cash were income from operations of $3.4 million, an add-back of non-cash expenses totaling $3.6 million, and an increase in deferred revenue of $0.3 million. The primary uses of operating cash were an increase in accounts receivable of $1.6 million, an increase in prepaid expenses and other assets of $0.6 million, and a decrease in accounts payable and accrued expenses of $0.7 million.

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

Investing activities

Net cash used in investing activities was $13.2 million for the six months ended June 30, 2020, relating primarily to a $12.2 million net cash payment for the Circle operator business acquisition and $0.9 million of capital expenditures.

Net cash used in investing activities was $3.9 million for the six months ended June 30, 2019, relating to a $4.0 million net cash payment for the Smart Retail acquisition, proceeds of $0.4 million from the sale of the Poser 3D animation software product, and $0.3 million of capital expenditures.

Financing activities

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2020, due primarily to $4.2 million in proceeds from the exercise of common stock warrants.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In our Wireless business segment, we sell primarily to large wireless carriers, cable operators, and OEMs, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2019, sales to T-Mobile (formerly Sprint) and its affiliates comprised 84% of our total revenues.

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

On April 1, 2020, Sprint Corporation and T-Mobile (US), Inc. (“T-Mobile”) completed their previously announced merger transaction, with the combined company continuing to operate as T-Mobile. In the event that the combined company does not elect to continue using the solutions that we currently deliver, or that our sales to the combined company materially decrease as compared with our sales to Sprint pre-merger, our revenues and profitability would be materially and adversely affected. In addition and in connection with the Sprint/T-Mobile merger, on July 1, 2020, the combined company divested certain assets to DISH Network Corporation, including Sprint’s Boost Mobile pre-paid wireless services business (“Boost”). A portion of our solutions sales to Sprint/T-Mobile has included sales to Boost. In the event that the divested business does not elect to continue using the solutions that we currently deliver to it, or that our sales to the divested business materially decrease as compared with our sales for Boost pre-divestiture, our revenues and profitability may be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2020	22,178		$4.50	—	—
May 1 - 31, 2020	22,178		4.42	—	—
June 1 - 30, 2020	22,173		4.43	—	—
Total	66,529	(1)	$4.45

(1)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 10, 2020	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2020	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)