Form 10-Q
period 2020-09-30
SMITH MICRO SOFTWARE, INC.
filed 2020-11-09
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there were 41,295,351 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2020

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$25,872	$28,268
Accounts receivable, net of allowance for doubtful accounts and other adjustments of $84 (2020) and $253 (2019)	9,797	10,894
Prepaid expenses and other current assets	1,329	802
Total current assets	36,998	39,964
Equipment and improvements, net	2,250	2,109
Right-of-use assets	6,090	6,464
Deferred tax assets, net	94	94
Other assets	441	234
Intangible assets, net	14,186	4,535
Goodwill	11,493	7,797
Total assets	$71,552	$61,197
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,855	$2,050
Accrued payroll and benefits	2,705	2,107
Current operating lease liabilities	1,407	1,221
Other accrued liabilities	260	244
Deferred revenue	1,561	98
Total current liabilities	7,788	5,720
Non-current liabilities:
Operating lease liabilities	5,121	5,774
Deferred rent	928	885
Other long term liabilities	83	134
Total non-current liabilities	6,132	6,793
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 41,295,351 and 38,475,084 shares issued and outstanding (2020 and 2019, respectively)	41	38
Additional paid-in capital	279,401	274,041
Accumulated comprehensive deficit	(221,810)	(225,395)
Total stockholders’ equity	57,632	48,684
Total liabilities and stockholders' equity	$71,552	$61,197

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$12,629	$11,782	$38,883	$31,068
Cost of revenues	1,326	1,011	3,767	2,902
Gross profit	11,303	10,771	35,116	28,166
Operating expenses:
Selling and marketing	2,655	1,793	8,049	5,529
Research and development	5,446	3,063	13,774	8,487
General and administrative	2,997	2,396	9,741	7,522
Restructuring expense	9	39	19	154
Total operating expenses	11,107	7,291	31,583	21,692
Operating income	196	3,480	3,533	6,474
Other income (expense):
Interest income, net	7	87	94	117
Gain on sale of software product	—	—	—	483
Other expense	3	—	3	(15)
Income before provision for income taxes	206	3,567	3,630	7,059
Provision for income tax expense	45	0	45	8
Net income	$161	$3,567	$3,585	$7,051

Earnings per share:
Basic	$0.00	$0.10	$0.09	$0.21
Diluted	$0.00	$0.09	$0.08	$0.20

Weighted average shares outstanding:
Basic	41,351	36,094	40,656	33,170
Diluted	43,026	39,472	42,577	35,287

Preferred dividends per share	$—	$70.50	$—	$104.58

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2020 (unaudited)	—	$—	41,356	$41	$278,828	$(221,971)	$56,898
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	19	—	19
Restricted stock grants, net of cancellations	—	—	—	—	792	—	792
Cancellation of shares for payment of withholding tax	—	—	(66)	—	(254)	—	(254)
Employee stock purchase plan	—	—	4	—	13	—	13
Exercise of stock options	—	—	1	—	3	—	3
Net income	—	—	—	—	—	161	161
BALANCE, September 30, 2020 (unaudited)	—	$—	41,295	$41	$279,401	$(221,810)	$57,632

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2019 (audited)	—	$—	38,475	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	48	—	48
Restricted stock grants, net of cancellations	—	—	1,000	1	2,203	—	2,204
Cancellation of shares for payment of withholding tax	—	—	(242)	—	(1,122)	—	(1,122)
Employee stock purchase plan	—	—	6	—	19	—	19
Exercise of warrants	—	—	2,047	2	4,194	—	4,196
Exercise of stock options	—	—	9	—	18	—	18
Net income	—	—	—	—	—	3,585	3,585
BALANCE, September 30, 2020 (unaudited)	—	$—	41,295	$41	$279,401	$(221,810)	$57,632

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2019 (unaudited)	1	$—	32,042	$32	$262,215	$(232,581)	$29,666
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	10	—	10
Restricted stock grants, net of cancellations	—	—	—	—	340	—	340
Cancellation of shares for payment of withholding tax	—	—	(38)	—	(191)	—	(191)
Employee stock purchase plan	—	—	2	—	6	—	6
Exercise of warrants	—	—	5,301	5	11,398	—	11,403
Exercise of stock options	—	—	10	—	38	—	38
Conversion of preferred stock to common stock	(1)	—	1,171	1	(1)	—	—
Preferred stock dividends	—	—	—	—	—	(52)	(52)
Net income	—	—	—	—	—	3,567	3,567
BALANCE, September 30, 2019 (unaudited)	—	$—	38,488	$38	$273,815	$(229,066)	$44,787

					Additional	Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018 (audited)	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	30	—	30
Restricted stock grants, net of cancellations	—	—	1,225	1	1,108	—	1,109
Cancellation of shares for payment of withholding tax	—	—	(176)	—	(506)	—	(506)
Employee stock purchase plan	—	—	4	—	10	—	10
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Exercise of warrants	—	—	5,304	5	11,398	—	11,403
Exercise of stock options	—	—	10	—	38	—	38
Conversion of preferred stock to common stock	(1)	—	1,180	1	(1)	—	—
Preferred stock dividends	—	—	—	—	—	(119)	(119)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Net income	—	—	—	—	—	7,051	7,051
BALANCE, September 30, 2019 (unaudited)	—	$—	38,488	$38	$273,815	$(229,066)	$44,787

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$3,585	$7,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,676	997
Non-cash lease expense	805	730
Restructuring costs	19	154
Provision for doubtful accounts and other adjustments to accounts receivable	(59)	127
Provision for excess and obsolete inventory	—	1
Loss on disposal of fixed assets	—	6
Stock based compensation	2,252	1,139
Gain in sale of software product	—	(483)
Changes in operating accounts:
Accounts receivable	1,159	(4,031)
Prepaid expenses and other assets	(530)	52
Accounts payable and accrued liabilities	(1,804)	(701)
Deferred revenue	173	(214)
Net cash provided by operating activities	8,276	4,828
Investing activities:
Acquisition of Smart Retail business, net	—	(3,974)
Acquisition of Circle operator business, net	(13,500)	—
Proceeds from sale of software product	—	363
Capital expenditures	(1,212)	(824)
Other investing activities	(193)	—
Net cash used in investing activities	(14,905)	(4,435)
Financing activities:
Proceeds from exercise of common stock warrants	4,196	11,403
Dividends paid on preferred stock	—	(119)
Other financing activities	37	34
Net cash provided by financing activities	4,233	11,318
Net increase (decrease) in cash and cash equivalents	(2,396)	11,711
Cash and cash equivalents, beginning of period	28,268	12,159
Cash and cash equivalents, end of period	$25,872	$23,870

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$82	$60

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Smart Retail acquisition	$—	$5,129

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of September 30, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three and nine months ended September 30, 2020 and 2019, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.

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

During the second and third quarters of 2020, we saw a reduction in the number of SafePath® platform subscribers compared to March 2020, which we believe was driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

As the impact of the COVID-19 pandemic on the economy and the Company’s operations continues to evolve, we will continue to monitor the impact on the Company’s operations and, if needed, postpone non-essential capital expenditures, reduce operating costs, and substantially reduce discretionary spending.

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

We receive upfront payments from customers from services to be provided under our ViewSpot® contracts. The advance receipts are deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform.

For our Graphics products where we sell off-the-shelf software products with no customization or post sale technology support services, we recognize revenue at the time we transfer control of the product to the customer. This occurs upon shipment of the product or when the customer downloads the software from our website or website of our resellers. We offer a 30 day return option to our customers; a return reserve is established at the time revenue is recorded and the reserve is monitored and adjusted based on actual experience. Historically, returns have been insignificant.

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

Unaudited pro forma results of operations for the three and nine months ended September 30, 2020 and 2019 are included below as if the Circle acquisition occurred on January 1, 2019. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the operator business of Circle been acquired at the beginning of 2019, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Revenues	$12,629	$12,909	$39,350	$33,860
Net income	161	3,821	3,645	6,211
Earnings per share:
Basic	$0.00	$0.10	$0.09	$0.19
Diluted	$0.00	$0.10	$0.09	$0.18

4. Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually at December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at September 30, 2020 and December 31, 2019.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net income	$161	$3,567	$3,585	$7,051
Dividends paid to preferred stockholders	—	(52)	—	(119)
Net income available to common stockholders	$161	$3,515	$3,585	$6,932
Denominator:
Weighted average shares outstanding – basic	41,351	36,094	40,656	33,170
Potential common shares – options / warrants (treasury stock method)	1,675	3,378	1,921	2,117
Weighted average shares outstanding – diluted	43,026	39,472	42,577	35,287

Shares excluded (anti-dilutive)	101	67	101	131

Net earnings per common share:
Basic	$0.00	$0.10	$0.09	$0.21
Diluted	$0.00	$0.09	$0.08	$0.20

6. Stock-Based Compensation

Stock Plans

During the three and nine months ended September 30, 2020, the Company granted 0 and 1,000,000 shares of restricted stock, respectively, and incentive stock options exercisable for 0 and 22,000 shares, respectively, under the Company’s 2015 Omnibus Equity Incentive Plan, as amended (the “2015 Plan”). As of September 30, 2020, there were approximately 5.1 million shares available for future grants under the Company’s 2015 Plan.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. As of September 30, 2020, our total deferred revenue balance was $1.6 million, of which $1.5 million was related to the acquisition of the Circle operator business.

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics products.

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Wireless:
License and service fees	$1,006	$—	$2,569	$—
Hosted environment usage fees	4,555	4,916	13,444	14,863
Cloud based usage fees	6,068	5,650	20,420	13,079
Consulting services and other	880	1,048	1,991	2,480
Total wireless	$12,509	$11,614	$38,424	$30,422
Graphics:
Software	120	168	459	646
Total revenues	$12,629	$11,782	$38,883	$31,068

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

The following table presents the Wireless revenues by product (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
SafePath	$6,755	$5,200	$21,948	$11,108
CommSuite	4,542	4,602	13,411	13,957
ViewSpot	1,157	1,260	2,873	3,673
Netwise	33	493	118	1,492
Other	22	59	74	192
Total wireless revenues	$12,509	$11,614	$38,424	$30,422

Customer Concentration Information

Revenues generated from our sales to Sprint and, subsequent to its April 2020 merger with Sprint, the combined T-Mobile, and their respective affiliates in the Wireless business segment accounted for 76% and 83% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively, and 85% and 81% for the nine months ended September 30, 2020 and 2019, respectively. T-Mobile comprised 70% and Sprint comprised 80% of our accounts receivable as of September 30, 2020 and 2019, respectively.

Geographical Information

During the nine months ended September 30, 2020 and 2019, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Americas	$12,045	$11,755	$37,451	$30,978
EMEA	581	18	1,411	56
Asia Pacific	3	9	21	34
Total revenues	$12,629	$11,782	$38,883	$31,068

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

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Lease cost	$558	$518	$1,673	$1,553
Sublease income	(151)	(151)	(452)	(452)
Total lease cost	$407	$367	$1,221	$1,101

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of September 30, 2020
(unaudited)
2020	$450
2021	1,785
2022	1,535
2023	1,522
2024	1,182
Thereafter	1,158
Total lease payments	7,632
Less imputed interest	(1,104)
Present value of lease liabilities	$6,528

Additional information relating to the Company’s operating leases follows:

As of September 30, 2020
(unaudited)
Weighted average remaining lease term (years)	4.70
Weighted average discount rate	6.85%

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

After a review of the four sources of taxable income as of December 31, 2019, and after consideration of the Company’s cumulative loss position as of December 31, 2019, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $50.4 million as of September 30, 2020.

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

Revenues generated from our sales to Sprint and, subsequent to its April 2020 merger with Sprint, the combined T-Mobile, and their respective affiliates in the Wireless business segment accounted for 76% and 83% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively, and 85% and 81% for the nine months ended September 30, 2020 and 2019, respectively. T-Mobile comprised 70% and Sprint comprised 80% of our accounts receivable as of September 30, 2020 and 2019, respectively.

In future quarters, we expect our SafePath platform revenue to be negatively impacted by Sprint store closures due to COVID-19 and by the reduced number of marketing initiatives sponsored by Sprint as its integration with T-Mobile continues. We also expect to increase research and development expenses in the next few quarters, which will accelerate the buildout of additional features and functionality in the SafePath platform. This acceleration is needed to meet prospective customers’ specifications and timelines. There is no guarantee that we will be awarded contracts with prospective customers; however, we feel this investment is needed to best position the Company for these new customer opportunities.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2020 and 2019. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	10.5	8.6	9.7	9.3
Gross profit	89.5	91.4	90.3	90.7
Operating expenses:
Selling and marketing	21.0	15.2	20.7	17.8
Research and development	43.1	26.0	35.4	27.3
General and administrative	23.7	20.3	25.1	24.2
Restructuring expense	0.1	0.3	—	0.5
Total operating expenses	87.9	61.8	81.2	69.8
Operating income	1.6	29.6	9.1	20.9
Interest income, net	0.1	0.7	0.2	0.4
Gain on sale of software product	—	—	—	1.6
Other expense	—	—	—	—
Income before provision for income taxes	1.7	30.3	9.3	22.9
Provision for income tax expense	0.4	0.0	0.1	0.0
Net income	1.3%	30.3%	9.2%	22.9%

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues. Revenues were $12.6 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $0.8 million, or 7%. Wireless revenue of $12.5 million increased $0.9 million, or 8%, primarily due to increased subscribers and resulting revenues from our largest customer, T-Mobile (formerly Sprint), associated with growth in the SafePath product and also included revenue related to the newly acquired Circle operator business. Graphics revenue decreased by $48 thousand, or 29%, over last year primarily due to lower demand as a result of reduced strategic focus and marketing efforts for this business unit.

Cost of revenues. Cost of revenues were $1.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively.

Gross profit. Gross profit was $11.3 million, or 90% of revenues, for the three months ended September 30, 2020, compared to $10.8 million, or 91% of revenues, for the three months ended September 30, 2019. This increase in gross profit was due to higher revenues coupled with stable variable costs during the quarter.

Selling and marketing. Selling and marketing expenses were $2.7 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount-related expenses and increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in selling and marketing expense was $475 thousand and $88 thousand for the three months ended September 30, 2020 and 2019, respectively.

Research and development. Research and development expenses were $5.4 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses and external contract development costs to support SafePath development, as well as increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in research and development expense was $366 thousand and $152 thousand for the three months ended September 30, 2020 and 2019, respectively.

General and administrative. General and administrative expenses were $3.0 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively. This increase was primarily due to an increase in non-cash stock compensation.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues. Revenues were $38.9 million and $31.1 million for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $7.8 million, or 25%. Wireless revenue of $38.4 million increased $8.0 million, or 26%, primarily due to increased subscribers and resulting revenues from our largest customer, T-Mobile (formerly Sprint), associated with growth in the SafePath product and also included revenue related to the newly acquired Circle operator business. Graphics revenue decreased by $187 thousand, or 29%, over last year primarily due to lower demand as a result of reduced strategic focus and marketing efforts for this business unit.

Cost of revenues. Cost of revenues were $3.8 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Gross profit. Gross profit was $35.1 million, or 90% of revenues, for the nine months ended September 30, 2020, compared to $28.2 million, or 91% of revenues, for the nine months ended September 30, 2019. This increase in gross profit was due to higher revenues coupled with stable variable costs during the quarter.

Selling and marketing. Selling and marketing expenses were $8.0 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount-related expenses and increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in selling and marketing expense was $1.2 million and $295 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Research and development. Research and development expenses were $13.8 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was primarily due to additional headcount related expenses and external contract development costs to support SafePath development, as well as increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets in research and development expense was $1.0 million and $410 thousand for the nine months ended September 30, 2020 and 2019, respectively.

General and administrative. General and administrative expenses were $9.8 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was primarily due to an increase in non-cash stock compensation and expenses related to the Circle acquisition.

Liquidity and Capital Resources

At September 30, 2020, we had $25.9 million in cash and cash equivalents and $29.2 million of working capital.

Operating activities

Net cash provided by operating activities was $8.3 million for the nine months ended September 30, 2020. The primary sources of operating cash were income from operations of $3.6 million, an add-back of non-cash expenses totaling $5.7 million, a decrease in accounts receivable of $1.2 million, and an increase in deferred revenue of $0.2 million. The primary uses of operating cash were an increase in prepaid expenses and other assets of $0.5 million and a decrease in accounts payable and accrued expenses of $1.8 million.

Net cash used in operating activities was $4.8 million for the nine months ended September 30, 2019. The primary uses of operating cash were an increase in accounts receivable of $4.0 million, a decrease in prepaid expenses and other assets of $52 thousand, a decrease in accounts payable and accrued expenses of $0.7 million, and a decrease in deferred revenue of $0.2 million. This usage was partially offset by an add-back of non-cash expenses totaling $2.6 million.

Investing activities

Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2020, relating primarily to a $13.5 million net cash payment for the Circle operator business acquisition and $1.2 million of capital expenditures.

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2019, relating to a $4.0 million net cash payment for the Smart Retail (now ViewSpot) acquisition, proceeds of $0.4 million from the sale of the Poser 3D animation software product, and $0.8 million of capital expenditures.

Financing activities

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2020, reflecting proceeds from the exercise of common stock warrants.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	22,178		$3.95	—	—
August 1 - 31, 2020	21,997		3.81	—	—
September 1 - 30, 2020	21,995		3.79	—	—
Total	66,170	(1)	$3.85

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

SMITH MICRO SOFTWARE, INC.

November 9, 2020	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2020	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)