Form 10-K
period 2020-12-31
SMITH MICRO SOFTWARE, INC.
filed 2021-03-08
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $150,928,875 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of March 2, 2021, there were 42,216,795 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships, including T-Mobile;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	our ability to hire and retain key personnel;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•

our dependency upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers and device manufacturers;

•	the existence of undetected software defects in our products;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	the impact of the COVID-19 pandemic on our business and financial results;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	the risks inherent with international operations;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to remain profitable;
•	our ability to remain a going concern;

•	changes in our operating income due to shifts in our sales mix and variability in our operating expenses;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
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

PART I

Item 1. BUSINESS

General

Providing software solutions that empower wireless carriers and cable service providers to simplify and enhance the user experience of mobile consumers around the world is a mission that Smith Micro pursues with passion.  By providing mobile apps for digital family safety, carrier-grade voice messaging platforms and smart retail solutions, Smith Micro assists its carrier customers with building stronger, more profitable relationships with their mobile subscribers. Our solution portfolio is comprised of proven products that enable our customers to provide:

•	In-demand digital services that connect today’s digital lifestyle, including family location services, parental controls, and consumer IoT devices to mobile consumers worldwide;
•	Easy visual access to voice messages on mobile devices through visual voicemail and voice-to-text transcription functionality; and
•

Strategic, consistent and measurable digital demo experiences that educate retail shoppers, create awareness of products and services and drive in-store sales, and optimize retail experiences with actionable analytics derived from in-store customer behavior.

We continue to innovate and evolve our business case in response to industry trends in order to capitalize upon growth opportunities in emerging markets, such as digital lifestyle services and online family safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our customer-first approach to doing business.

Despite the global headwinds caused by the COVID-19 pandemic and significant investment in headcount additions, Smith Micro continued to thrive in 2020 as the business remained profitable and generated $7.9 million in cash from operations. To solidify our position as a leading white-label solution provider in the family safety market, we purchased the operator business of Circle Media Labs Inc. (“Circle”) – an acquisition that included multiple customer contracts and a perpetual source code license to Circle’s robust parental control software. Our development team spent the majority of 2020 integrating these features into our SafePath® platform, which enabled us to unveil the most comprehensive family safety offering on the market for wireless carriers in the fourth quarter of fiscal year 2020.

The Company was incorporated in California in November 1983 and reincorporated in Delaware in June 1995. Our principal executive offices are located at 5800 Corporate Drive, Pittsburgh, Pennsylvania 15237 and our telephone number is (412) 837-5300. Our website address is www.smithmicro.com, and we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Report. Our common stock is traded on the NASDAQ under the symbol “SMSI.”

Business Segments

We currently have one reportable operating segment: Wireless.

The wireless industry continues to undergo rapid change on all fronts as connected devices, mobile applications, and digital content are consumed by users who want information, high-speed wireless connectivity and entertainment, anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the consumer IoT market is creating a world where almost anything can be connected to the wireless internet. Wearable devices such as smartwatches, fitness trackers, pet trackers and GPS locators, as well as smart home devices, are now commonplace, enabling people, pets and things to be connected to the “Internet of Everything.” These devices have created an entire ecosystem of over-the-top (“OTT”) apps, while expanding how communication service providers can provide value to mobile consumers.

Although there are numerous business opportunities associated with pervasive connectivity, there are also numerous challenges, including:

•

The average age by which most children use smartphones and other connected devices continues to decrease. As such, parents and guardians must be proactive in managing and combating digital lifestyle issues such as excessive screen time, cyberbullying, and online safety;

•	Complexity, congestion, and spectrum scarcity plague wireless networks, making it difficult and expensive to satisfy the demand for mobile services by consumers and businesses;
•	As IoT use cases continue to proliferate and scale, management complexity, security and interoperability must be addressed efficiently and correctly;
•

Mobile network operators (“MNOs”) are being marginalized by messaging applications, and face growing competitive pressure from cable multiple system operators (“MSOs”) and others deploying Wi-Fi networks to attract mobile users;

•

Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile technology securely and cost-effectively; and

•	Consumers seek simpler network access and more personalized mobile experiences, while simultaneously demanding faster, cheaper, and more secure wireless services.

To address these challenges, Smith Micro offers the multi-platform, modular solutions below.

Products

SafePath® – Comprised of SafePath Family, SafePath IoT, and SafePath Home, the SafePath product suite provides comprehensive and easy-to-use tools to protect digital lifestyles and manage connected devices both inside and outside the home. As a carrier-grade, white-label platform, SafePath empowers wireless service providers and cable operators to bring to market full-featured, on-brand family safety solutions that provide in-demand services to mobile subscribers such as location tracking, parental controls, and driver safety functionality. Delivered to end-users as value-added services, SafePath-based solutions activate new revenue streams for wireless service providers while helping to increase brand affinity and reduce subscriber churn.

CommSuite® – The CommSuite premium messaging platform helps mobile service providers deliver a next-generation voicemail experience to mobile subscribers, while monetizing a legacy cost-center. CommSuite Visual Voicemail (“VVM”) quickly and easily allows users to manage voice messages just like email or SMS with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. CommSuite is installed on more than 10 million mobile handsets and is available to both postpaid premium subscribers as well as prepaid subscribers.

ViewSpot® – Our retail display management platform provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging demo experiences deliver consistent, secure and targeted content that can be centrally managed and updated via ViewSpot Studio. With the feature set provided by ViewSpot, wireless carriers and other smartphone retailers can easily customize and optimize the content loops displayed on demo devices so that it resonates with in-store shoppers. In 2020, ViewSpot was enhanced with new capabilities that enable consumers to navigate demo experiences in a touchless manner. This touchless functionality helps wireless carriers deliver in-store shopping experiences that are more aligned with current consumer expectations. The ViewSpot platform also offers powerful analytics capabilities that provide carriers with valuable insights into their consumer base and its buying behavior as well as their overall retail operations.

Legacy Graphics Business

During fiscal 2020, we continued the process of winding down non-core product lines that began in fiscal 2019. As part of this effort, we sold our Moho and Motion Artist animation software products in December 2020. Our revenues still include an immaterial amount generated from our Graphics products, which are presented on a disaggregated basis in Note 10 of the Notes to Consolidated Financial Statements, but such revenues are no longer reported as a separate industry segment. See Notes 10 and 13 of the Notes to Consolidated Financial Statements for financial information related to our business segment and geographical information.

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration experience and flexible business models, we can quickly bring to market innovative solutions that support our customers’ needs to create new revenue opportunities and differentiate their products and services from their competitors.

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

Key Revenue Contributors

In our Wireless business segment, we sell primarily to large wireless carriers, cable operators, and OEMs, so there are a limited number of actual and potential customers for our current products, resulting in significant customer concentration. Revenues attributable to T-Mobile (and Sprint prior to its merger with T-Mobile) and its affiliates accounted for 81% and 84% of the Company’s total revenues for fiscal years 2020 and 2019, respectively.

On April 1, 2020, Sprint Corporation and T-Mobile (US), Inc. (“T-Mobile”) completed their previously announced merger transaction, with the combined company continuing to operate as T-Mobile. In connection with the Sprint/T-Mobile merger, on July 1, 2020, the combined company divested certain assets to DISH Network Corporation, including Sprint’s Boost Mobile pre-paid wireless services business (“Boost”). A portion of our solutions sales to Sprint/T-Mobile has historically included sales to Boost. The Company is working with T-Mobile and DISH on future product roadmaps and contract negotiations.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, email, and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the related hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space. Our research and development expenditures increased approximately 63% year over year, which is primarily a reflection of additional headcount-related expenses and external contract development costs to support continued product development.

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

Many of our existing and potential customers have the resources to develop products that compete directly with our products. As such, these customers may opt to discontinue the purchase of our products in the future. Our future performance is therefore substantially dependent upon the extent to which existing customers elect to purchase software from us rather than designing and developing their own software.

Proprietary Rights and Licenses

We protect our intellectual property through a combination of patents, copyrights, trademarks, trade secrets, intellectual property laws, confidentiality procedures and contractual provisions. We have United States and foreign patents and pending patent applications that relate to various aspects of our products and technology. We have also registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. We will continue to apply for such protections in the future as we deem necessary to protect our intellectual property. We seek to avoid unauthorized use and disclosure of our proprietary intellectual property by requiring employees and third parties with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Our MNO/MSO customers license our products through software license agreements or access our offerings through software as a service (“SaaS”) agreements. Our license agreements contain restrictions on reverse engineering, duplication, disclosure, and transfer, and our SaaS agreements contain restrictions on access and use.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and technology with the same functionality as our products and technology. Policing unauthorized use of our technology and intellectual property rights is difficult, and we may not be able to detect unauthorized use of our intellectual property rights or take effective steps to enforce our intellectual property rights.

Human Capital Resources

As of December 31, 2020, we had a total of 255 employees within the following departments: 186 in engineering and operations, 45 in sales and marketing, and 24 in management and administration. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good. Our strength and competitive advantage is – and always will be – people. We value the skills, strengths, and perspectives of our diverse team and will foster a participatory workplace that enables people to get involved in making decisions. The Company provides training and development opportunities to ensure that our employees are creative thinkers who are drive, focused and interested in ever-changing technology.

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

Risks Related to our Business Operations

We derive a significant portion of our revenues from sales to a concentrated number of clients, and a reduction in sales to any of them may adversely impact our revenues and operating results.

We sell our wireless products and solutions primarily to large wireless carriers, cable operators, and OEMs, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2020, sales to T-Mobile (and Sprint, prior to its merger with T-Mobile) and its affiliates comprised 81% of our total revenues.

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

On April 1, 2020, Sprint Corporation and T-Mobile completed their previously announced merger transaction, with the combined company continuing to operate as T-Mobile. In the event that the combined company does not elect to continue using the solutions that we currently deliver, or our sales to the combined company materially decrease as compared with our sales to Sprint pre-merger, our revenues and profitability would be materially and adversely affected. In addition and in connection with the Sprint/T-Mobile merger, on July 1, 2020, the combined company divested certain assets to DISH Network Corporation, including Sprint’s Boost business. A portion of our solutions sales to Sprint/T-Mobile has historically included sales to Boost. In the event that Boost does not elect to continue using the solutions that we currently deliver to it, or our sales to the divested business materially decrease as compared with our sales to Boost pre-divestiture, our revenues and profitability may be materially and adversely affected.

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

We are dependent on the interoperability of our products with popular operating systems, networks and standards that we do not control.  For example, we depend upon the interoperability of our mobile products with the Android and iOS mobile operating systems. Any changes, bugs or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to distribute our products, or give preferential treatment to competitive products could adversely affect the usage of our products.

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

Risks Related to our Industry and Macroeconomic Conditions

We derive a significant portion of our revenues from only a few core vertical markets, and changes within these vertical markets, or failure to penetrate new markets, could adversely impact our revenues and operating results.

We derive a significant portion of our revenue from a few vertical markets, such as wireless carriers and cable operators.  In order to sustain and grow our business, we must continue to sell our software products in these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could materially harm our results of operations, financial condition and prospects. Increasing our sales outside our core vertical markets and into markets in which we do not have significant experience, for example to large enterprises, would require us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.

On March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic has significantly impacted economic activity and markets around the world. The circumstances relating to the pandemic are complex and evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office employees work remotely, suspending employee travel, and withdrawing from certain industry events. The duration and extent of the impact of the coronavirus pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the ongoing transmission rate and mutation of the virus, emergence of new variants and strains with different characteristics, the extent and effectiveness of containment and mitigation actions, including distribution and effectiveness of vaccines, the impact on economic activity, including the possibility of recession or financial market instability, and the impact of these and other factors on our employees, customers, industry partners, and suppliers.

Many of our customers and suppliers have temporarily modified their business operations as a result of the coronavirus pandemic and related government restrictions. Our customers have experienced and may continue to experience decreased demand for the value-added products and services that we provide to them and may seek to terminate, suspend or delay existing or new initiatives involving our products and services. A decrease in demand for our products and services or the termination, suspension or delay of existing or new initiatives by our customers could materially adversely affect our business, financial condition, and results of operations. To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth herein.

In the event of illnesses to key employees or a significant portion of our workforce resulting from COVID-19, we may experience inefficiencies, delays, and/or disruptions in research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, all of which may adversely affect our business, operations and financial results.

Additionally, government intervention with respect to the pandemic, continued widespread growth in infections, travel restrictions, quarantines, or other business and industry closures as a result of the pandemic could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions with our suppliers, hamper our ability to integrate recent technology acquisitions and cause disruption in our relationship with our customers or prospective customers.

Technology and customer needs change rapidly in our market, which could render our products obsolete and negatively affect our business, financial condition, and results of operations.

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards, including changes in the Microsoft, Google, and Apple operating systems with which our products are designed to be compatible, and to changes in customer demands. The communications software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. New products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s mobile technology environment and the performance demanded by customers. If our target markets do not develop as we anticipate, if our products do not gain widespread acceptance in these markets, or if we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with relevant third party technology, our business, financial condition and results of operations could be materially and adversely affected.

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

Legal and Regulatory Risks

Evolving information security and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.

Because our solutions process customer data that may contain personally identifying information, we are subject to federal, state and foreign laws and regulations regarding the privacy and protection of such data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction. New laws that have been recently enacted may require considerable resources to ensure timely and ongoing compliance. For example, the California Consumer Privacy Act of 2018 that came into effect in January of 2020 gives new data privacy rights to California residents and requires expenditure of considerable resources to establish the necessary internal infrastructure to allow for the monitoring and other compliance requirements, which may limit the use and adoption of our offerings.

Further, foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. In the European Union (“EU”), the General Data Protection Regulation (“GDPR includes operational and governance requirements for companies that collect or process personal data of residents of the European Union, and provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

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

Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own U.S. trademark registrations for certain of our trademarks and U.S. patents for certain of our technologies. However, these measures afford us only limited protection. For our mobile applications that are distributed by our carrier customers to their end  users, we rely on our carrier customers to establish binding end user terms. It is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.  In addition, we sometimes include open source software in our products. As a result of our use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent independent development, unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the conduct of our business, including the functionality of our products, increasingly overlap. From time to time, we have received communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received correspondence from third parties separately asserting that our products may infringe on certain patents held by each of the parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products. Additionally, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property, including our software code, embedded in their products. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays, result in our sales being enjoined, or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. An injunction or unfavorable royalty or licensing agreements could seriously impair our ability to market our products and have an adverse effect on our business and financial results.

If we fail to meet the requirements for continued listing on the NASDAQ Stock Market, our common stock could be delisted from trading on NASDAQ, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

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

Financial, Investment and Indebtedness Risks

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

The Company has a history of net losses, may incur substantial net losses in the future, and may not maintain profitability.

We have undertaken recent efforts to align expenses with our current and projected revenue. However, if we do not achieve certain revenue targets, we may need to undertake further restructurings, we may incur additional operating losses, and we may not be able to maintain profitability.

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

Our ability to continue as a going concern is substantially dependent upon multiple factors, which primarily include those factors set forth above. If our financial performance and cash flow position the Company unfavorably compared to our internal plans and projections, we may need to consider additional actions to mitigate conditions or events that would raise substantial doubt about our ability to continue as a going concern, including the following:

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

Other General Risks

Our acquisitions of companies or technologies may disrupt our business and divert management attention and cause our other operations to suffer.

We have historically made targeted acquisitions of businesses or product lines with technology important to our business strategy and expect to continue to do so in the future. Most recently, we acquired the operator business from Circle Media Labs Inc. and prior to that our smart retail business, known as ViewSpot. As part of any acquisition, we are required to assimilate the operations, products, and, where applicable, personnel of the acquired businesses and train, retain, and motivate key personnel needed for the successful integration of the acquired business. We may not be able to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Additionally, as we integrate any newly acquired business into our existing operations, process changes may result in unanticipated or unintended delays in sales of acquired products or services, which could adversely affect our relationships with customers of the acquired business and result in lower revenues from the acquired business than anticipated. Acquisitions may cause disruptions in our operations and divert management’s attention from our Company’s day-to-day operations, which could impair our relationships with our existing employees, customers, and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

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

Many of the Company’s products and services include third-party intellectual property, which require licenses directly to us or to unrelated companies that provide us with sublicenses and/or execution of services for the operation of our business.  The Company has historically been able to obtain such licenses or sublicenses on reasonable terms.  There is, however, no assurance that the necessary licenses could be obtained on acceptable terms, or at all, in the future. If the Company or our third-party service providers are unable to obtain or renew critical licenses on reasonable terms, we may be forced to terminate or curtail our products and services which rely on such intellectual property, and our financial condition and operating results may be materially adversely affected.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 55,600 square feet of space under a lease that expires on April 30, 2026. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues through December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 8,500 square feet in Belgrade, Serbia under a lease that expires December 31, 2023, we lease approximately 1,500 square feet in Stockholm, Sweden under a lease that expires on September 30, 2023, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2021.

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

Holders

As of March 2, 2021, there were approximately 86 holders of record of our common stock based on information provided by our transfer agent.

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

During the third quarter of 2019, the Company forced conversion of all outstanding shares of our Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”). The holders of our Series B Preferred Stock were entitled to receive, out of funds legally available therefor, cumulative cash dividends on such shares at a rate per share of ten percent (10%) per annum, payable (i) when and as declared by our Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, (ii) upon conversion of such shares into common stock, and (iii) upon our optional redemption of such shares in accordance with the terms set forth in the Certificate of Designation for our Series B Preferred Stock. As of March 2, 2021, no shares of Series B Preferred Stock are outstanding.

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	22,017		$3.83	—	—
November 1 - 30, 2020	22,014		$4.83	—	—
December 1 - 31, 2020	22,012		$5.80	—	—
Total	66,043	(a)	$4.82	—	—
(a)

Includes the acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 66,043 shares during the periods set forth in the table. All of the shares were canceled when they were acquired.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statements of operations and comprehensive loss data and the consolidated balance sheet data as of and for the years ended December 31, 2020 and 2019 have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and comprehensive loss data and the consolidated balance sheet data presented below as of and for the years ended December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$51,300	$43,346	$26,285	$22,974	$28,235
Cost of revenues	5,190	3,927	4,333	5,082	7,564
Gross profit	46,110	39,419	21,952	17,892	20,671
Operating expenses:
Selling and marketing	10,698	7,517	5,784	6,186	9,615
Research and development	19,071	11,682	8,602	8,952	15,906
General and administrative	12,801	9,921	8,607	8,551	10,341
Restructuring expenses	19	194	173	(123)	303
Long-lived asset impairment	—	—	—	—	411
Total operating expenses	42,589	29,314	23,166	23,566	36,576
Operating income (loss)	3,521	10,105	(1,214)	(5,674)	(15,905)
Non-operating income (expense):
Change in fair value of warrant liability	—	—	(812)	—	—
Change in carrying value of contingent liability	—	—	—	—	668
Loss on debt extinguishment	—	—	(203)	(405)	—
Gain on sale of software products	711	483	—	—	—
Interest income (expense), net	96	228	(472)	(1,120)	(313)
Other income (expense), net	(3)	(14)	(26)	(8)	(22)
Income (loss) before provision for income taxes	4,325	10,802	(2,727)	(7,207)	(15,572)
Provision for income tax expense (benefit)	160	80	13	(546)	(229)
Net income (loss)	$4,165	$10,722	$(2,740)	$(6,661)	$(15,343)
Earnings (loss) per share:
Basic	$0.10	$0.31	$(0.14)	$(0.49)	$(1.28)
Diluted	$0.10	$0.29	$(0.14)	$(0.49)	$(1.28)
Weighted average shares:
Basic	40,808	34,513	22,322	13,489	11,951
Diluted	42,764	36,991	22,322	13,489	11,951

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data (in thousands):
Total assets	$72,903	$61,197	$25,203	$13,877	$14,308
Total liabilities	14,187	12,513	4,640	9,310	11,249
Accumulated comprehensive deficit	(221,230)	(225,395)	(236,091)	(232,933)	(226,228)
Total stockholders' equity	$58,716	$48,684	$20,563	$4,567	$3,059

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

During 2020, we experienced an increase in our wireless revenues primarily due to entering 2020 with a higher number of subscribers than the prior year. However, as the year progressed, the continued growth of SafePath subscriber numbers was negatively impacted by the closure of customer retail stores due to the COVID-19 pandemic combined with the T-Mobile / Sprint merger. CommSuite revenues were relatively stable during 2020. The Company received additional cash proceeds of $4.2 million during 2020 from the exercise of warrants previously issued as part of 2018 private placements of common stock undertaken by the Company.

Results of Operations

Revenues generated from our sales to T-Mobile (including Sprint, prior to its merger with T-Mobile) and its affiliates accounted for 81% and 84% of the Company’s total revenues and 91% and 92% of accounts receivable for fiscal years 2020 and 2019, respectively.

The following table sets forth certain consolidated statement operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2020	2019
Revenues	100.0%	100.0%
Cost of revenues	10.1	9.1
Gross profit	89.9	90.9
Operating expenses:
Selling and marketing	20.9	17.3
Research and development	37.2	27.0
General and administrative	25.0	22.9
Restructuring expenses	—	0.4
Total operating expenses	83.1	67.6
Operating income	6.8	23.3
Gain on sale of software products	1.4	1.1
Interest income	0.2	0.5
Other expense	—	—
Income before provision for income taxes	8.4	24.9
Provision for income tax expense	0.3	0.2
Net income	8.1%	24.7%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into one business segment: Wireless, which includes all of our existing core products, including SafePath, CommSuite, and ViewSpot family of products. We also generate an immaterial amount of revenue from a few non-core Graphics products.

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

Gain on sale of software products. Consists of gain resulting from the sale of the Poser® 3D and Moho and Motion Artist animation software.

Interest income (expense), net. Interest income is primarily related to interest earned on cash equivalents.

Other income (expense), net. Other income (expense) is primarily related to fixed asset disposals and other non-operating gains or losses.

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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues. Revenues of $51.3 million in 2020 increased $8.0 million, or 18%, from $43.3 million in 2019. Wireless revenues of $50.7 million increased $8.1 million, or 19%, from $42.6 million in 2019. The increase was primarily due to entering 2020 with a higher number of SafePath subscribers than the prior year and additional revenues resulting from the Circle acquisition. The growth in wireless revenues from these products was slightly offset by a reduced strategic focus on the NetWise® products. Sales from our discontinued or non-core products decreased $0.1 million, or 15%, from $0.7 million in 2019, due to lower demand as a result of reduced strategic focus and marketing efforts for these products.

Cost of revenues. Cost of revenues of $5.2 million in 2020 increased $1.3 million, or 32%, from $3.9 million in 2019. This increase was primarily due to hosting costs associated with the increase in SafePath revenues and additional costs associated with the new Circle operator business platform acquired in 2020.

Gross profit. Gross profit of $46.1 million, or 90% of revenues in 2020, increased $6.7 million, or 17%, from $39.4 million, or 91% of revenues in 2019. This increase in gross profit was due to higher revenues coupled with stable variable costs during the period.

Selling and marketing. Selling and marketing expenses of $10.7 million in 2020 increased $3.2 million, or 42%, from $7.5 million in 2019. This increase was primarily due to additional headcount-related expenses and increased intangibles amortization related to the Circle acquisition (see Note 2). The amortization of intangible assets within sales and marketing expenses was $1.6 million and $0.4 million in 2020 and 2019, respectively.

Research and development. Research and development expenses of $19.2 million in 2020 increased $7.4 million, or 63%, from $11.7 million in 2019. This increase was primarily due to additional headcount related expenses and external contract development costs to support SafePath development, as well as increased intangibles amortization related to the Circle acquisition. The amortization of intangible assets within research and development expenses was $1.3 million and $0.6 million in 2020 and 2019, respectively.

General and administrative. General and administrative expenses of $12.8 million in 2020 increased $2.9 million, or 29%, from $9.9 million in 2019. This increase was primarily due to an increase in non-cash stock compensation, variable compensation expense, and fees associated with the Circle acquisition.

Restructuring expenses. Restructuring expense of $19 thousand in 2020 and $194 thousand in 2019 related to restructuring activities initiated during those years.

Gain on sale of software products. The gain on sale of software products of $0.7 million in 2020 resulted from the sale of the Company’s Moho® and Motion Artist® animation software in December 2020. The gain on sale of software product of $0.5 million in 2019 resulted from the sale of the Company’s Poser 3D animation software in June 2019.

Interest expense, net. Interest income was $96 thousand and $228 thousand in 2020 and 2019, respectively, resulting from interest earned on cash equivalents during the year.

Provision for income tax expense. Because of our cumulative loss position, the current provision for income tax expense consists of state income tax minimums, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2020, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $49.4 million at December 31, 2020. During fiscal year 2020, the valuation allowance on deferred tax assets decreased by $1.0 million.

Liquidity and Capital Resources

At December 31, 2020, we had $25.8 million in cash and cash equivalents and $30.9 million of working capital.

Operating Activities

In 2020, net cash provided by operating activities was $7.9 million, primarily due to net income of $4.2 million and add-backs of non-cash expenses totaling $7.2 million, offset by an increase in accounts receivable of $1.3 million and a decrease in accounts payable and accrued liabilities of $1.9 million.

In 2019, net cash provided by operating activities was $10.0 million, primarily due to net income of $10.7 million.

Investing Activities

In 2020, cash used in investing activities was $14.7 million, due to $13.5 million in payments related to the Circle acquisition in February 2020, $1.3 million in capital expenditures, and a $225 thousand equity investment, offset by proceeds of $367 thousand from the sale of the Moho and Motion Artist animation software.

In 2019, cash used in investing activities was $5.3 million, due to $4.0 million in payments related to the Smart Retail acquisition in January 2019 and $1.7 million in capital expenditures, offset by proceeds of $370 thousand from the sale of the Poser 3D animation software.

Financing Activities

In 2020, cash provided by financing activities was $4.2 million, primarily due to proceeds from the exercise of common stock warrants during the year.

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

Real Property Leases

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 55,600 square feet of space under a lease that expires on April 30, 2026. We sublease 19,965 square feet of our leased space in Pittsburgh under an agreement which commenced on February 1, 2015 and continues through December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 8,500 square feet in Belgrade, Serbia under a lease that expires December 31, 2023, we lease approximately 1500 square feet in Stockholm, Sweden under a lease that expires on September 30, 2023, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2021.

We lease an additional 19,100 square feet in Aliso Viejo, California under a lease that expires January 31, 2022. In August 2014, we signed an addendum to sublease all of this space commencing on September 15, 2014 for a three-year period, with two renewal options. In October 2017, the sublease agreement was renewed through January 2022.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over one to ten years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

In our Wireless segment, we transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our cloud based services. We recognize our usage-based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. We ratably recognize such revenue over the contract period when customers pay in advance of our service delivery.

On February 12, 2020, we acquired certain assets from Circle (as described in Note 2 below), including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third party hosting service provider without significant cost. We also provide significant services that are required by the customer to ensure they have the utility of the license. As the license to the software solution and the services we provide are highly interrelated, we have concluded that the license and our services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on our customer’s continued use of the license and our services.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The Company adopted the FASB ASC Topic No. 842, Leases, and related amendments, as of January 1, 2019, utilizing the modified retrospective approach through a cumulative-effect adjustment to equity. Management elected the package of practical expedients permitted under the transition guidance within the new standard which allowed for the carry forward of the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.1 million as of January 1, 2019, and an adjustment to retained earnings of $0.1 million. The standard did not materially impact the consolidated net income or earnings per share and had no impact on cash flows. See Note 12 for further details.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial  Instruments  – Credit  Losses  (Topic  326)  – Measurement  of  Credit  Losses  on  Financial  Instruments, which replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement  of  the  allowance  for  credit  losses  to  be  based  on  a  broader  range  of  reasonable  and  supportable information for lifetime credit loss estimates. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2020, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under an Equity Compensation Plan

The following table summarizes information as of December 31, 2020 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	111	$2.92	5,052
2005 Stock Option / Stock Issuance Plan (2)	93	5.17	—
Total	204	$4.03	5,052

(1)	The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were canceled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of December 17, 2018, between the Company and ISM Connect, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2018

2.2	Asset Purchase Agreement, dated as of February 12, 2020, between the Company and Circle Media Labs Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

Exhibit No.	Title	Method of Filing

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-95096 (P)

3.2.1	Certificate of Amendment of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.3	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.4	Form of Common Stock Purchase Warrant, dated May 17, 2017, issued by the Registrant to each of Sutter Securities Incorporated and Chardan Capital Markets, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

4.5	Form of Registration Rights Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

4.6	Form of Warrant to Purchase Common Stock, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.7	Form of Registration Rights Agreement, dated September 6, 2016 entered into between the Registrant and each of the Investors party thereto	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

4.8	Registration Rights Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

4.9	Registration Rights Agreement, dated as of March 5, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.10	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the March SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

Exhibit No.	Title	Method of Filing

4.11	Registration Rights Agreement, dated as of May 3, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.12	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the May SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.13	Registration Rights Agreement, dated as of November 7, 2018, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

4.14	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the November SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Amended and Restated 2005 Stock Option / Stock Issuance Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-149222) filed on February 13, 2008

10.3	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr. and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.4*	Amended & Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-8 (No. 333-169671) filed on September 30, 2010

10.5	Form of Common Stock Purchase Agreement dated August 15, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2014

10.6*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

10.6.1*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.6.2*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2018

10.6.3*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 9, 2020	Filed herewith

10.7	Note and Warrant Purchase Agreement, dated September 2, 2016, by and among the Company and each of the Investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

Exhibit No.	Title	Method of Filing

10.8	Form of Senior Subordinated Promissory Note, dated September 6, 2016, issued by the Registrant to each of the Investors party to the Note and Warrant Purchase Agreement dated September 2, 2016	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 7, 2016

10.9	Amendment to Senior Subordinated Promissory Note, dated December 27, 2016, between the Registrant and Unterberg Koller Capital Fund L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2016

10.10	Form of Subscription Agreement, dated May 16, 2017, between the Registrant and each of the investors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017

10.11*	Offer Letter by and between the Registrant and Timothy C. Huffmyer, dated June 19, 2017	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017

10.12	Secured Promissory Note dated June 26, 2017, issued by the Registrant to William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.12.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.12.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and William W. Smith, Jr. and Dieva L. Smith	Incorporated by reference to Exhibit 10.20.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.13	Secured Promissory Note dated June 23, 2017, issued by the Registrant to Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2017

10.13.1	Amendment to Secured Promissory Note, dated August 18, 2017, between the Registrant and Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.13.2	Second Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Steven L. and Monique P. Elfman	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.14	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

10.14.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.14.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Next Generation TC FBO Andrew Arno IRA 1663	Incorporated by reference to Exhibit 10.24.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.15	Secured Promissory Note, dated August 24, 2017, issued by the Registrant to Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 25, 2017

Exhibit No.	Title	Method of Filing

10.15.1	Amendment to Secured Promissory Note, dated January 30, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018

10.15.2	Second Amendment to Secured Promissory Note, dated March 5, 2018, between the Registrant and Andrew Arno	Incorporated by reference to Exhibit 10.25.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.16	Securities Purchase Agreement, dated as of September 29, 2017, between the Registrant and each of the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

10.17	Securities Purchase Agreement, dated as of March 5, 2018, between the Registrant and each of the Purchasers party thereto (the “March SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

10.18	Securities Purchase Agreement, dated as of May 3, 2018, between the Registrant and each of the Purchasers party thereto (the “May SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

10.19	Securities Purchase Agreement, dated as of November 7, 2018, between the Registrant and each of the Purchasers party thereto (the “November SPA”)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

(P) Paper Filing Exhibit

*denotes the management contracts and compensatory arrangements in which any director or named executive officer participates

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 8, 2021	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2021	By: /s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2021
William W. Smith, Jr.

/s/ Timothy C. Huffmyer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2021
Timothy C. Huffmyer

/s/ Andrew Arno	Director	March 8, 2021
Andrew Arno

/s/ Thomas G. Campbell	Director	March 8, 2021
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 8, 2021
Steven L. Elfman

/s/ Samuel Gulko	Director	March 8, 2021
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 8, 2021
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Smith Micro Software, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization on the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

As described in Notes 2 and 7 to the financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company primarily sells software solutions, cloud-based services and consulting services to major wireless network and cable operators.

Significant judgement is exercised by the Company in determining revenue recognition for the Company’s customers controls, and includes the following:

•

Determination of whether promised services are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.

•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

•	Determination of the timing of when revenue is recognized for each distinct performance obligation either over time or at a point in time.

We identified revenue recognition as a critical audit matter because of the significant judgements required by management. This required a high degree of auditor judgement and an increased extent of error when performing audit procedures to evaluate whether revenue was recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for the Company’s customer contracts included the following, among others:

•	We selected a sample of recorded revenue transactions and performed the following procedures:

o

Obtained customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.

o

Evaluated management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying master agreement and any related amendments.

o	Tested the mathematical accuracy of management’s calculations of revenue and associated timing of revenue recognized in the financial statements.

•

We evaluated management’s significant accounting policies related to revenue recognition for reasonableness. We evaluated management’s estimate of standalone selling prices and the timing of revenue recognition.

Business combination – Refer to Note 3 to the financial statements

Critical Audit Matter Description

As discussed in Note 3 to the financial statements, the Company completed an acquisition for as a business combination during fiscal 2020: Circle Media Labs Inc. (Circle) for consideration of $13.5 million.

Auditing the Company’s accounting for its acquisition of Circle was complex due to the significant estimation required in determining the fair value of intangible assets, which were valued and recorded at $11.3 million. The Company used a discounted cash flow model to measure the intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model and the sensitivity of the fair value to certain underlying significant assumptions, in particular, the projections of future revenue.

This significant assumption is forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter was Addressed in the Audit

Our Audit procedures related to the Company’s estimated fair value of the intangible assets included the following, among others:

•

Involvement of our valuation specialists to assist us in the evaluation of the valuation methodology used by the Company and procedures to test the assumptions used in the valuation, including the completeness and accuracy of the underlying data.

•	We performed a sensitivity analysis of the discount rate and revenue projections to evaluate the change in fair value resulting from changes in the assumptions.

•

We also compared the revenue forecast assumptions, including the impact of technology migration curves, to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to historical results of the acquired business and to other guideline companies within the same industry.

/s/ SingerLewak LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California

March 8, 2021

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$25,754	$28,268
Accounts receivable, net of allowance for doubtful accounts of $10 and $253 at December 31, 2020 and 2019, respectively	12,347	10,894
Prepaid expenses and other current assets	1,189	802
Total current assets	39,290	39,964
Equipment and improvements, net	2,170	2,109
Right-of-use assets	5,785	6,464
Deferred tax asset, net	—	94
Other assets	694	234
Intangible assets, net	12,698	4,535
Goodwill	12,266	7,797
Total assets	$72,903	$61,197
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,282	$2,050
Accrued payroll and benefits	2,867	2,107
Current operating lease liabilities	1,433	1,221
Other accrued liabilities	216	244
Deferred revenue	1,572	98
Total current liabilities	8,370	5,720
Non-current liabilities:
Operating lease liabilities	4,805	5,774
Deferred rent	887	885
Deferred tax liability, net	59	—
Other long term liabilities	66	134
Total non-current liabilities	5,817	6,793
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 41,232,804 and 38,475,084 shares issued and outstanding at December 31, 2020 and 2019, respectively	41	38
Additional paid-in capital	279,905	274,041
Accumulated comprehensive deficit	(221,230)	(225,395)
Total stockholders’ equity	58,716	48,684
Total liabilities and stockholders' equity	$72,903	$61,197

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues	$51,300	$43,346
Cost of revenues	5,190	3,927
Gross profit	46,110	39,419
Operating expenses:
Selling and marketing	10,698	7,517
Research and development	19,071	11,682
General and administrative	12,801	9,921
Restructuring expenses	19	194
Total operating expenses	42,589	29,314
Operating income	3,521	10,105
Non-operating income (expense):
Gain on sale of software products	711	483
Interest income, net	96	228
Other expense, net	(3)	(14)
Income before provision for income taxes	4,325	10,802
Provision for income tax expense	160	80
Net income	$4,165	$10,722

Net earnings per share:
Basic	$0.10	$0.31
Diluted	$0.10	$0.29
Weighted average shares outstanding:
Basic	40,808	34,513
Diluted	42,764	36,991

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional	Accumulated
	Preferred stock		Common stock		paid-in	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2018	1	$—	28,242	$28	$256,626	$(236,091)	$20,563
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	43	—	43
Restricted stock grants, net of cancellations	—	—	1,225	1	1,450	—	1,451
Cancellation of shares for payment of withholding tax	—	—	(214)	—	(701)	—	(701)
Employee stock purchase plan	—	—	4	—	10	—	10
Preferred shares converted to common shares	(1)	—	1,180	1	(1)	—	—
Common shares issued in stock offering, net of offering costs	—	—	—	—	(14)	—	(14)
Common shares issued in connection with Smart Retail acquisition, net	—	—	2,699	3	5,126	—	5,129
Exercise of common stock warrants	—	—	5,327	5	11,452	—	11,457
Exercise of stock options	—	—	13	—	50	—	50
Preferred stock dividends	—	—	—	—	—	(119)	(119)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	93	93
Net income	—	—	—	—	—	10,722	10,722
BALANCE, December 31, 2019	—	$—	38,476	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	—	—	65	—	65
Restricted stock grants, net of cancellations	—	—	1,000	1	2,998	—	2,999
Cancellation of shares for payment of withholding tax	—	—	(309)	—	(1,440)	—	(1,440)
Employee stock purchase plan	—	—	6	—	19	—	19
Exercise of common stock warrants	—	—	2,047	2	4,194	—	4,196
Exercise of stock options	—	—	13	—	28	—	28
Net income	—	—	—	—	—	4,165	4,165
BALANCE, December 31, 2020	—	$—	41,233	$41	$279,905	$(221,230)	$58,716

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net income	$4,165	$10,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,582	1,341
Non-cash rent expense	1,110	954
Restructuring costs	19	194
Gain on sale of software products	(711)	(483)
Provision for adjustments to accounts receivable and doubtful accounts	(60)	143
Provision for excess and obsolete inventory	—	1
Loss on disposal of fixed assets	—	6
Non-cash compensation related to stock options and restricted stock	3,064	1,494
Deferred income taxes	153	97
Change in operating accounts:
Accounts receivable	(1,269)	(3,811)
Prepaid expenses and other assets	(388)	(32)
Accounts payable and accrued liabilities	(1,925)	(417)
Deferred revenue	184	(221)
Net cash provided by operating activities	7,924	9,988
Investing activities:
Acquisitions, net	(13,500)	(3,974)
Proceeds from sale of software products	367	370
Capital expenditures	(1,323)	(1,659)
Purchase of equity instrument	(225)	—
Net cash used in investing activities	(14,681)	(5,263)
Financing activities:
Proceeds from exercise of common stock warrants	4,196	11,457
Payments related to the issuance of common stock	—	(14)
Proceeds from exercise of stock options	29	50
Proceeds from stock sale for employee stock purchase plan	18	10
Preferred stock dividends	—	(119)
Net cash provided by financing activities	4,243	11,384
Net increase (decrease) in cash and cash equivalents	(2,514)	16,109
Cash and cash equivalents, beginning of year	28,268	12,159
Cash and cash equivalents, end of year	$25,754	$28,268

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(173)	$104

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$5,129
Conversion of preferred stock to common stock	$—	$1

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

Our solution portfolio is comprised of proven products that enable our customers to provide:

•	In-demand digital services that connect today’s digital lifestyle, including family location services, parental controls, and consumer IoT devices to mobile consumers worldwide;
•	Easy visual access to voice messages on mobile devices through visual voicemail and voice-to-text transcription functionality; and
•

Strategic, consistent and measurable digital demo experiences that educate retail shoppers, create awareness of products and services and drive in-store sales, and optimize retail experiences with actionable analytics derived from in-store customer behavior.

We continue to innovate and evolve our business case in response to industry trends in order to capitalize upon growth and maximize opportunities in emerging markets, such as digital lifestyle services and online family safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our customer-first approach to doing business. never-ending focus on understanding our customers’ needs and delivering value.

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

Significant Concentrations

For the year ended December 31, 2020, one customer, accounting for over 10% of revenues, made up 81% of revenues and 91% of accounts receivable, and one service provider with more than 10% of purchases totaled 10% of accounts payable. For the year ended December 31, 2019, one customer, accounting for over 10% of revenues, made up 84% of revenues and 92% of accounts receivable, and one service provider with more than 10% of purchases totaled 10% of accounts payable.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, government securities, mutual funds, and money market funds. These securities are primarily held in one financial institution and are uninsured except for the minimum Federal Deposit Insurance Corporation coverage, and have original maturity dates of three months or less. As of December 31, 2020 and 2019, bank balances totaling approximately $25.5 million and $28.0 million, respectively, were uninsured.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2020, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment.

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

Intangible Assets and Amortization

Amortization expense related to other intangibles acquired in acquisitions is calculated on a straight line basis over one to ten years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

On February 12, 2020, we acquired certain assets from Circle (as further described in Note 2 below), including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third party hosting service provider without significant cost. We also provide significant services that are required by the customer to ensure they have the utility of the license. As the license to the software solution and the services we provide are highly interrelated, we have concluded that the license and our services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on our customer’s continued use of the license and our services.

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

Principal and Agent Considerations

We own the Intellectual Property and retain ownership when we license our customized software solutions for use by our Wireless segment customers. We are a principal in these transactions and as such we recognize our Wireless segment revenue with respect thereto on a gross basis.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The Company adopted the FASB ASC Topic No. 842, Leases, and related amendments, as of January 1, 2019, utilizing the modified retrospective approach through a cumulative-effect adjustment to equity. Management elected the package of practical expedients permitted under the transition guidance within the new standard which allowed for the carry forward of the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.1 million as of January 1, 2019, and an adjustment to retained earnings of $0.1 million. The standard did not materially impact the consolidated net income or earnings per share and had no impact on cash flows. See Note 12 for further details.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial  Instruments  – Credit  Losses  (Topic  326)  – Measurement  of  Credit  Losses  on  Financial  Instruments, which replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement  of  the  allowance  for  credit  losses  to  be  based  on  a  broader  range  of  reasonable  and  supportable information for lifetime credit loss estimates. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the second, third and fourth quarters of 2020, we saw a reduction in the number of SafePath® platform subscribers compared to March 2020, which we believe was driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

As the impact of the COVID-19 pandemic on the economy and the Company’s operations continues to evolve, we will continue to monitor the impact on the Company’s operations and, if needed, postpone non-essential capital expenditures, reduce operating costs, and substantially reduce discretionary spending.

2. Acquisitions

Circle Operator Business

On February 12, 2020, the Company acquired the operator business of Circle Media Labs Inc. (“Circle”) pursuant to a certain Asset Purchase Agreement by and between the Company and Circle.

The following table summarizes the consideration paid for the Circle acquisition in 2020 (unaudited, in thousands):

Fair value of assets acquired	$14,966
Fair value of liabilities assumed	1,466
Total purchase price	$13,500

Components of purchase price:
Cash	$13,500
Total purchase price	$13,500

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Inventory, net	$14
Intangible assets	10,483
Goodwill	4,469
Total assets	$14,966
Liabilities:
Deferred revenue	$1,290
Amounts due to seller	176
Total liabilities	$1,466
Total purchase price	$13,500

All of the goodwill will be deductible for tax purposes.

Pursuant to the transaction, Smith Micro acquired certain assets related to the Circle operator business, including two new customer contracts and a source code license to Circle’s then deployed parental control software and related technology.

Unaudited pro forma results of operations for the years ended December 31, 2020 and 2019 are included below as if the Circle acquisition occurred on January 1, 2019. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Circle been acquired at the beginning of 2019, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues	$51,767	$47,252
Net income	4,225	10,322
Earnings per share:
Basic	$0.10	$0.30
Diluted	$0.10	$0.28

Smart Retail

In December 2018, the Company entered into a definitive agreement to acquire the net assets of ISM Connect, LLC’s Smart Retail product Suite (“Smart Retail”). The transaction closed on January 9, 2019.

The following table summarizes the consideration paid for the Smart Retail acquisition in 2019 (in thousands):

Fair value of assets acquired	$9,394
Fair value of liabilities assumed	291
Total purchase price	$9,103

Components of purchase price:
Cash	$3,974
Common stock	5,129
Total purchase price	$9,103

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Costs incurred on projects not complete	$53
Intangible assets	5,229
Goodwill	4,112
Total assets	$9,394
Liabilities:
Deferred revenue	$291
Total liabilities	$291
Total purchase price	$9,103

All of the goodwill will be deductible for tax purposes.

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

3. Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2020	2019
Computer hardware, software, and equipment	$9,814	$9,079
Leasehold improvements	2,959	2,808
Office furniture and fixtures	714	1,017
Construction in progress	24	494
	13,511	13,398
Less accumulated depreciation and amortization	(11,341)	(11,289)
Equipment and improvements, net	$2,170	$2,109

Depreciation and amortization expense on equipment and improvements was $0.7 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

4. Goodwill and Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of December 31, 2020 and December 31, 2019 (in thousands, except for useful life data):

		December 31, 2020
	Useful life (years)	Gross	Additions	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value
Purchased technology	4-8	$2,518	$2,882	$(1,612)	$3,788	$—	$3,788
Customer relationships	3-10	3,975	—	(1,158)	2,817	(411)	2,406
Customer contracts	6	—	7,000	(1,242)	5,758	—	5,758
Trademarks/trade names	2	38	—	(38)	—	—	—
Non-compete	3	51	232	(119)	164	—	164
Support agreement	1	—	369	(323)	46	—	46
Patents	7	—	600	(64)	536	—	536
Total		$6,582	$11,083	$(4,556)	$13,109	$(411)	$12,698

		December 31, 2019
	Useful life (years)	Gross	Additions	Accumulated amortization	Net book value before impairment	Impairment charge in 2016	Net book value
Purchased technology	4-6	$265	$2,253	$(687)	$1,831	$—	$1,831
Customer relationships	3-10	999	2,976	(860)	3,115	(411)	2,704
Trademarks/trade names	2	38	—	(38)	—	—	—
Non-compete	3	51	—	(51)	—	—	—
Total		$1,353	5,229	$(1,636)	$4,946	$(411)	$4,535

Intangible assets amortization expense was $2.9 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

Future amortization expense related to intangible assets as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	$3,180
2022	3,236
2023	1,902
2024	1,389
2025 and thereafter	2,991
Total	$12,698

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

We review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. We determined that we did not have any impairment of goodwill at December 31, 2020 and 2019.

5.  Equity Transactions

Preferred Stock Offering

On September 29, 2017, the Company entered into a Securities Purchase Agreement with several investors for the issuance and sale (the “Offering”) of 5,500 shares of the Company’s newly designated Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) at a stated value of $1,000 per share, for a total purchase price of $5.5 million.  The Series B Preferred Stock was then convertible into the Company’s Common Stock at a conversion price of $1.14 per share, which was the closing bid price of the Common Stock on September 28, 2017, or 4,824,562 shares of Common Stock in the aggregate. The holders of Series B Preferred Stock were entitled to receive cumulative dividends out of funds legally available thereof at a rate of ten percent (10%) per annum, payable (i) when and as declared by the Board of Directors, in quarterly installments on March 1, June 1, September 1 and December 1, (ii) upon conversion into Common Stock with respect the Series B Preferred Stock being converted, and (iii) upon redemption of the Series B Preferred Stock by the Company.

In the event that the trading price of the Company’s Common Stock for 20 consecutive trading days (as determined in the Certificate of Designation) exceeded 400% of the then effective Conversion Price of the Series B Preferred Stock (initially set at $1.14), the Company was able to force conversion of the Series B Preferred Stock into shares of Common Stock or elect to redeem the Series B Preferred Stock for cash. In addition, upon the occurrence of certain triggering events, each holder of Series B Preferred Stock had the right to require the Company to redeem such holder’s shares for cash equal to the stated value plus accrued and unpaid dividends and liquidated damages, costs, expenses and other amounts due in respect of the Series B Preferred Stock, and with respect to certain other triggering events, each holder had have the right to increase the dividend rate on such holder’s Series B Preferred Stock to twelve percent (12%) while such triggering event is continuing.

During the third quarter of 2019, the Company forced conversion of all outstanding Series B Preferred Stock in accordance with its terms.

Warrants

The Company issued warrants to purchase shares of Common Stock in connection with registered direct offerings completed in May 2017, March 2018, May 2018 and November 2018. As of December 31, 2020 and 2019, there were approximately 3.7 million and 5.8 million warrants outstanding, respectively, with exercise prices ranging from $1.16 to $2.38 per share.

6. Income Taxes

Income before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$4,213	$10,833
Foreign	112	(31)
Total income before provision for income taxes	$4,325	$10,802

A summary of the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$(133)	$(132)
State	6	7
Foreign	134	108
Total current	7	(17)
Deferred:
Federal	155	144
State	24	—
Foreign	(26)	(47)
Total deferred	153	97
Total income tax expense	$160	$80

A reconciliation of the provision for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	2.7	3.6
Equity compensation	(1.8)	0.1
International tax items	(0.1)	0.2
Foreign taxes	2.5	0.6
State NOL true-up	2.5	(6.1)
Miscellaneous	1.3	0.4
Effect of change in rate	3.5	0.9
Change in valuation allowance	(27.9)	(19.8)
	3.7%	0.7%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred income tax assets
Net operating loss carry forwards	$42,127	$41,650
Credit carry forwards	3,027	3,159
Fixed assets	116	373
Intangibles	3,346	4,679
Equity-based compensation	343	308
Nondeductible accruals	365	319
Various reserves	23	209
Other	2	2
Valuation allowance	(49,405)	(50,397)
Total deferred income taxes - net	(56)	302
Deferred income tax liabilities
Foreign intangibles	(1)	(27)
Deferred rent	94	—
Unrealized translation gain/loss	3	(120)
Prepaid expenses	(99)	(61)
Total deferred income liabilities	(3)	(208)

Net deferred income tax assets (liabilities)	$(59)	$94

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $160.5 million and $128.2 million, respectively, at December 31, 2020, to reduce future cash payments for income taxes. The federal NOL carryforwards generated prior to 2018 will expire from 2024 through 2037 and state NOL carryforwards will expire 2019 through 2040. Federal NOL carryforwards generated in 2018 and thereafter have no expiration date.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2020. These tax credits will begin to expire in 2028.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2020 and 2019, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.

The Company’s gross unrecognized tax benefits as of December 31, 2020 and 2019 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$428	$428
Increases (decreases) in tax positions for the current year	—	—
Increases (decreases) in tax positions for the prior year	—	—
Gross unrecognized tax benefits, ending balance	$428	$428

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

After a review of the four sources of taxable income as of December 31, 2020 (as described above), and after consideration of the Company’s cumulative loss position as of December 31, 2020, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $49.4 million at December 31, 2020. The valuation allowance on deferred tax assets decreased by $1.0 million and $2.0 million in 2020 and 2019, respectively.

We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During 2020 and 2019, we recognized $0 in interest and penalties. The cumulative interest and penalties at December 31, 2020 and 2019 were $0. We do not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. State income tax returns are subject to examination for a period of three to four years after filing. As of December 31, 2020, the company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2020, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $112 thousand and $(31) thousand for the years ended December 31, 2020 and 2019, respectively. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.

The 2017 Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to

GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2020 is less than $86 thousand.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset taxable income for years beginning before 2021. The CARES Act also made modifications to IRC Sec. 163(j) to increase the allowable interest from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act changes in NOL carrybacks has no impact on the Company’s tax provision.  The change in interest expense limitation pursuant to the CARES Act does not have a significant impact on the tax provision.

On December 21, 2020, the Consolidated Appropriations Act was signed into law to provide further relief from the impacts of the COVID-19 pandemic. The changes included in the Consolidated Appropriations Act have been considered in the preparation of the 2020 tax provision but have no impact on the Company’s income tax expense.

7. Earnings Per Share

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

	Year Ended December 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$4,165	$10,722
Dividends paid to preferred stockholders	—	(119)
Net income available to common stockholders	$4,165	$10,603
Denominator:
Weighted average shares outstanding - basic	40,808	34,513
Potential common shares - options (treasury stock method)	1,956	2,478
Weighted average shares outstanding - diluted	42,764	36,991
Shares excluded due to an exercise price greater than weighted average stock price for the period	98	88
Earnings per common share:
Basic	$0.10	$0.31
Diluted	$0.10	$0.29

8. Employee Benefit Plans

The Company offers its employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million for each of the years ended December 31, 2020 and 2019.

9. Stock-Based Compensation

Stock Plans

On June 18, 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”) and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were approved by our stockholders on June 14, 2018 and June 9, 2020.  The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 9,625,000 shares.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2020 and 2019, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2020	2019
Weighted average grant date fair value of stock options	$2.93	$1.84
Assumptions
Risk-free interest rate (weighted average)	0.44%	2.36%
Expected dividend yield	—	—
Weighted average expected life (years)	6.2	6.2
Volatility (weighted average)	80.8%	78.7%
Forfeiture rate	12.0%	26.0%

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

	September 30,	March 31,	September 30,	March 31,
Offering Period Ended	2020	2020	2019	2019
Shares purchased for offering period	4,184	1,536	2,195	2,112
Fair value per share	$1.75	$2.28	$1.07	$0.96
Assumptions
Risk-free interest rate (average)	0.29%	1.84%	2.44%	2.29%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	86.8%	86.3%	51.7%	54.3%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2020	2019
Selling and marketing	$549	$247
Research and development	559	278
General and administrative	1,956	969
Total non-cash stock compensation expense	$3,064	$1,494

Stock Options

A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2020 and the activity during the years ended herein are as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	158	$4.88	5.9	$—
(121 options exercisable at a weighted average exercise price of $5.64)
Granted	65	$2.65		$—
Exercised	(13)	$3.81		$28
Canceled / expired	(13)	$7.81		$22
Outstanding as of December 31, 2019	197	$4.03	6.3	$171
(112 options exercisable at a weighted average exercise price of $5.16)
Granted	22	$4.25		$—
Exercised	(13)	$2.14		$39
Canceled / expired	(1)	$42.04		$—
Outstanding as of December 31, 2020	205	$3.95	5.6	$341

Exercisable as of December 31, 2020	135	$4.35	4.1	$183
Vested and expected to vest at December 31, 2020	181	$3.77	5.5	$304

As of December 31, 2020, there was $6.3 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the Plans. At December 31, 2020, there were 5.1 million and 0 shares available for future grants under the 2015 OEIP and 2005 Plan, respectively.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2020, and the activity during years ended therein, are as follows (in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2018	1,007	2.01
Granted	1,250	2.00
Vested	(673)	2.06
Canceled and forfeited	(25)	1.97
Unvested at December 31, 2019	1,559	1.98
Granted	1,000	6.40
Vested	(857)	2.99
Canceled and forfeited	—	—
Unvested at December 31, 2020	1,702	4.07

10. Revenues

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

We recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, we first identify the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, we identify the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then determine the transaction price in the arrangement and allocate the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. We evaluate the total amount of variable consideration expected to be earned by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also generate the majority of our revenue on usage based fees which are variable and depend entirely on our customers use of perpetual licenses, transactions processed on our hosted environment, advertisement placements on our service platform, and activity on our cloud based service platform. As discussed in Note 2, on February 12, 2020, we purchased two customer contracts from Circle. Under these contracts, we provide our customers with licenses to software solutions and related services, for which we earn license fees, managed and hosting service fees, and consulting services which are provided throughout the life of the licensing arrangement.

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

Netwise® and CommSuite® Revenue

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

Circle Parental Control Solution and Services

We acquired certain assets from Circle (as defined in Note 2), including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third-party hosting service provider without significant cost. We also provide significant services that are required by the customer to ensure they have the utility of the software license. As the license to the software solution and the services we provide are highly interrelated, we have concluded that the license and our services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on our customer’s continued use of the license and our services.

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

Consulting Services and Other

In our Wireless segment, we have developed a roadmap for adding new functionality to our wireless products to extend the product lifecycle and expand our customer’s use of the product on their networks. From time to time, we enter into consulting services arrangements with our customers to develop incremental functionality not included on our developmental roadmap. We earn revenue from our consulting services that is recognized at the time of delivery of the software when the services have been completed and control has been transferred to our customers.

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

Deferred Revenue

Unearned revenue represents amounts billed to customers for which revenue has not been recognized. Unearned revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. As of December 31, 2020, our total deferred revenue balance was $1.6 million, of which $1.5 million was related to the acquisition of the Circle operator business.

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

Disaggregation of Revenues

We disaggregate revenue by our Wireless and Graphics products. Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Wireless:
License and service fees	$3,575	$—
Hosted environment usage fees	18,209	19,517
Cloud based usage fees	25,973	20,011
Consulting services and other	2,914	3,076
Total wireless	$50,671	$42,604
Graphics:
Software	629	742
Total revenues	$51,300	$43,346

11. Commitments and Contingencies

Pennsylvania Opportunity Grant Program

On September 26, 2011, we received $1.0 million from the State of Pennsylvania to help fund our agreement to start-up a new facility. The grant carried with it an obligation, or commitment, to employ at least 232 people within a three-year time period that ended on December 31, 2013. We received an extension of time to meet this employment commitment by April 30, 2016.  The grant contained conditions that would require us to return a pro-rata amount of the monies received if we failed to meet these conditions. As such, the monies had been recorded as a liability in the accrued liabilities line item on the balance sheet until we are irrevocably entitled to retain the monies, or until it is determined that we need to return a portion or all of the monies received. On June 27, 2016, we received a letter from the State of Pennsylvania requesting reimbursement of $0.3 million and said we earned the remaining $0.7 million of the original $1.0 million grant. On September 19, 2016, we entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development to repay $0.3 million of the original $1.0 million grant in quarterly installments commencing on January 31, 2017. The balance was paid in full during the fourth quarter of 2020.

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

Operating lease cost consists of the following (in thousands):

	Year Ended December 31,
	2020	2019
Lease cost, gross	$2,254	$2,076
Sublease income	(603)	(603)
Total lease cost, net	$1,651	$1,473

Operating lease assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2020	2019
Right-of-use assets	$5,785	$6,464

Current lease liabilities	$1,433	$1,221
Long-term lease liabilities	4,805	5,774
Total lease liabilities	$6,238	$6,995

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2020
2021	$1,806
2022	1,555
2023	1,539
2024	1,182
2025	867
Thereafter	291
Total lease payments	7,240
Less imputed interest	(1,002)
Present value of lease liabilities	$6,238

13. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has historically had two primary business units based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless and Graphics. Wireless primarily includes our SafePath, CommSuite, and ViewSpot family of products. Graphics includes our consumer-based products: Rebelle, PhotoDonut and StuffIt®, Motion Artist® (through December 2020), Moho® (through December 2020), and Poser® (through June 2019).

With the more recent divestitures of Moho, Motion Artist, and Poser, the Graphics business has become insignificant in relation to total consolidated revenues and no longer qualifies as a reportable operating segment. Therefore, the Company will disclose only one reportable operating segment, Wireless, and the following disclosures reflect this change.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table presents the Wireless revenues by product (in thousands):

	Year Ended December 31,
	2020	2019
CommSuite	$18,163	$18,713
SafePath	28,027	17,782
ViewSpot	4,239	4,229
Netwise	151	1,642
Other	91	238
Total wireless revenues	$50,671	$42,604

Customer Concentration Information

Revenues generated from our sales to T-Mobile (formerly Sprint) and their respective affiliates accounted for 81% and 84% of the Company’s total revenues for fiscal years 2020 and 2019, respectively. This customer comprised 91% and 92% of our accounts receivable as of December 31, 2020 and 2019, respectively. This major customer could reduce their orders of our products in favor of a competitor's product or for any other reason. The loss of this major customer or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on our business.

Geographical Information

During the years ended December 31, 2020 and 2019, the Company operated in three geographic locations: the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customer’s bill-to address were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Americas	$49,349	$43,236
EMEA	1,930	67
Asia Pacific	21	43
Total revenues	$51,300	$43,346

14. Gain on Sale of Software Products

In December 2020, pursuant to an Asset Purchase Agreement entered in the same month, the Company sold certain assets of its Moho and Motion Artist animation software products to Lost Marble LLC for $750 thousand, of which $325 thousand was paid at closing and the remainder to be paid in semi-annual installments over three years. The Company recorded a gain on the transaction in the amount of approximately $711 thousand, which is presented as Other Income in the consolidated statements of operations.

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

On March 8, 2021, the Company entered into a definitive agreement to acquire certain assets of the Family Safety Mobile Software Business from Avast plc, a public company limited by shares organized under the Laws of England and Wales, including the stock of Location Labs, LLC, a Delaware limited liability company, for $66 million, of which a portion of the purchase price may be in the form of Company stock with the remainder to be paid in cash. Closing of the transaction is expected to occur in April 2021. In order to fund the acquisition, the Company has launched an underwritten public offering of common stock.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2020 and 2019 are as follows (in thousands, except per share data):

	Year Ended December 31, 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$13,322	$12,933	$12,629	$12,416
Gross profit	$12,149	$11,664	$11,303	$10,994
Operating income (loss)	$1,959	$1,377	$196	$(12)
Net income	$2,045	$1,379	$161	$580
Net earnings per share - basic (1)	$0.05	$0.03	$—	$0.02
Weighted average shares outstanding - basic	39,482	41,127	41,351	41,262
Net earnings per share - diluted (1)	$0.05	$0.03	$—	$0.01
Weighted average shares outstanding - diluted	42,194	43,079	43,026	43,305

	Year Ended December 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$8,432	$10,854	$11,782	$12,278
Gross profit	$7,516	$9,880	$10,771	$11,252
Operating income	$62	$2,932	$3,480	$3,631
Net income	$48	$3,436	$3,567	$3,671
Net earnings per share - basic (1)	$—	$0.11	$0.10	$0.10
Weighted average shares outstanding - basic	31,297	32,068	36,094	38,501
Net earnings per share - diluted (1)	$—	$0.10	$0.09	$0.09
Weighted average shares outstanding - diluted	31,323	35,308	39,472	41,767

(1)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.