Form 10-Q
period 2021-03-31
SMITH MICRO SOFTWARE, INC.
filed 2021-05-12
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

As of May 6, 2021, there were 53,200,076 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$89,247	$25,754
Accounts receivable, net of allowance for doubtful accounts and other adjustments of $5 and $10 (2021 and 2020, respectively)	8,333	12,347
Prepaid expenses and other current assets	908	1,189
Total current assets	98,488	39,290
Equipment and improvements, net	2,161	2,170
Right-of-use assets	5,690	5,785
Other assets	679	694
Intangible assets, net	10,400	12,698
Goodwill	12,266	12,266
Total assets	$129,684	$72,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,640	$2,282
Accrued payroll and benefits	3,150	2,867
Current operating lease liabilities	1,427	1,433
Other accrued liabilities	188	216
Deferred revenue	1,027	1,572
Total current liabilities	8,432	8,370
Non-current liabilities:
Operating lease liabilities	4,627	4,805
Deferred rent	845	887
Deferred tax liabilities, net	59	59
Other long term liabilities	66	66
Total non-current liabilities	5,597	5,817
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 51,645,718 and 41,232,804 shares issued and outstanding (2021 and 2020, respectively)	52	41
Additional paid-in capital	340,058	279,905
Accumulated comprehensive deficit	(224,455)	(221,230)
Total stockholders’ equity	115,655	58,716
Total liabilities and stockholders' equity	$129,684	$72,903

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$11,381	$13,322
Cost of revenues	1,545	1,173
Gross profit	9,836	12,149
Operating expenses:
Selling and marketing	4,232	2,787
Research and development	5,183	3,729
General and administrative	3,658	3,668
Restructuring expense	—	6
Total operating expenses	13,073	10,190
Operating income (loss)	(3,237)	1,959
Other income:
Interest income, net	8	86
Other income	4	—
Income (loss) before provision for income taxes	(3,225)	2,045
Provision for income tax expense	—	—
Net income (loss)	$(3,225)	$2,045

Earnings (loss) per share:
Basic and diluted	$(0.07)	$0.05

Weighted average shares outstanding:
Basic	43,368	39,482
Diluted	43,368	42,194

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2020 (audited)	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	18	—	18
Restricted stock grants, net of cancellations	970	1	997	—	998
Cancellation of shares for payment of withholding tax	(121)	—	(824)	—	(824)
Employee stock purchase plan	4	—	15	—	15
Common shares issued in stock offering, net of offering costs	9,521	10	59,888	—	59,898
Exercise of common stock warrants	33	—	40	—	40
Exercise of stock options	6	—	19	—	19
Net loss	—	—	—	(3,225)	(3,225)
BALANCE, March 31, 2021 (unaudited)	51,646	$52	$340,058	$(224,455)	$115,655

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2019 (audited)	38,475	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	13	—	13
Restricted stock grants, net of cancellations	1,000	1	618	—	619
Cancellation of shares for payment of withholding tax	(110)	—	(571)	—	(571)
Employee stock purchase plan	2	—	5	—	5
Exercise of common stock warrants	1,009	1	2,044	—	2,045
Exercise of stock options	7	—	13	—	13
Net income	—	—	—	2,045	2,045
BALANCE, March 31, 2020 (unaudited)	40,383	$40	$276,163	$(223,350)	$52,853

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(3,225)	$2,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,497	644
Non-cash lease expense	307	244
Restructuring costs	—	6
Provision for doubtful accounts and other adjustments to accounts receivable	(3)	(4)
Provision for excess and obsolete inventory	(97)	—
Stock based compensation	1,016	632
Changes in operating accounts:
Accounts receivable	4,018	(983)
Prepaid expenses and other assets	381	215
Accounts payable and accrued liabilities	(649)	(840)
Deferred revenue	(545)	302
Net cash provided by operating activities	3,700	2,261
Investing activities:
Acquisition of Circle operator business, net	—	(12,150)
Capital expenditures	(190)	(771)
Other investing activities	11	(215)
Net cash used in investing activities	(179)	(13,136)
Financing activities:
Proceeds from common stock offering, net of offering expenses	59,898	—
Proceeds from exercise of common stock warrants	40	2,045
Other financing activities	34	18
Net cash provided by financing activities	59,972	2,063
Net increase (decrease) in cash and cash equivalents	63,493	(8,812)
Cash and cash equivalents, beginning of period	25,754	28,268
Cash and cash equivalents, end of period	$89,247	$19,456

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$23	$19

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of March 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021.

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

Impact of COVID-19

In March 2020, the World Health Organization categorized coronavirus disease 2019 (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We continue to monitor the spread of COVID-19 throughout the United States and other countries across the world. The duration and severity of its effects continue to be uncertain. While the response to the COVID-19 outbreak continues to rapidly evolve, it has led to stay-at-home orders and social distancing guidelines that have seriously disrupted, and continue to disrupt, activities in large segments of the economy.

During the past four quarters, we saw a reduction in the number of SafePath® platform subscribers compared to March 2020, which we believe was largely driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

As the impact of the COVID-19 pandemic on the economy and the Company’s operations continue to evolve, we will continue to monitor the impact on the Company’s operations and, if needed, postpone non-essential capital expenditures, reduce operating costs, and substantially reduce discretionary spending.

Revenue Recognition

In accordance with FASB ASC Topic No. 606, Revenue from Contracts with Customers, the Company recognizes the sale of goods and services based on the five-step analysis of transactions as provided in Topic 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services.

We transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customers’ operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customers’ end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our cloud based services. We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, in this segment, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.

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

We also provide consulting services to develop customer-specified functionality that is generally not on our software development roadmap. We recognize revenue from our consulting services upon delivery and acceptance by the customer of our software enhancements and upgrades. For certain customers we provide maintenance and technology support services for which the customer either pays upfront or as we provide the services. When the customer pays upfront, we record the payments as contract liabilities and recognize revenue ratably over the contract period as this is our stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

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

The Company’s allocation of the purchase price is summarized as follows (unaudited, in thousands):

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

Unaudited pro forma results of operations for the three months ended March 31, 2021 and 2020 are included below as if the Circle acquisition occurred on January 1, 2019. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the operator business of Circle been acquired at the beginning of 2019, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended March 31,
	2021	2020
	(unaudited, in thousands, except per share amounts)
Revenues	$11,381	$13,789
Net income (loss)	(3,225)	2,105
Earnings (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05

4. Goodwill and Intangible Assets

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually on December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at March 31, 2021 and December 31, 2020.

During the first quarter of 2021, we received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business (as discussed in Note 3), which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, we continue to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through the second quarter of 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term and will amortize the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “selling and marketing expenses” in the consolidated statements of operations during the three months ended March 31, 2021 and will amortize the remaining $0.4 million over the remaining service period.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2021	2020
	(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss)	$(3,225)	$2,045
Denominator:
Weighted average shares outstanding – basic	43,368	39,482
Potential common shares – options / warrants (treasury stock method)	—	2,712
Weighted average shares outstanding – diluted	43,368	42,194

Shares excluded (anti-dilutive)	2,559	77

Net earnings (loss) per common share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05

6. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2021, the Company granted 1,000,000 shares of restricted stock and incentive stock options exercisable for 10,000 shares under the Company’s 2015 Omnibus Equity Incentive Plan, as amended (the “2015 Plan”). As of March 31, 2021, there were approximately 3.9 million shares available for future grants under the Company’s 2015 Plan.

7. Revenues

Revenue Recognition

We primarily sell our software solutions, cloud-based services and consulting services to major wireless network and cable operators.

We recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, we first identify the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, we identify the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then determine the transaction price in the arrangement and allocate the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations is based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. We evaluate the total amount of variable consideration expected to be earned by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also generate the majority of our revenue on usage based fees which are variable and depend entirely on our customers’ use of perpetual licenses, transactions processed on our hosted environment, advertisement placements on our service platform, and activity on our cloud-based service platform. As discussed in Note 3, on February 12, 2020, we purchased two customer contracts, among other assets, from Circle. Under these contracts, we provide our customers with licenses to software solutions and related services, for which we earn license fees, managed and hosting service fees, and consulting services which are provided throughout the life of the licensing arrangement.

Our contracts with the Tier 1 customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our cloud-based service includes a software solution license integrated with cloud-based services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Since we do not allow our customers to take possession of the software solution, and since the utility of the license comes from the could-based services that we provide, we consider the software license and the cloud services to be a single performance obligation. We provide the Circle software solution license together with highly integrated consulting services to generate the utility of the license to the customers. Since the software solution and consulting services provided are highly interrelated, we consider the license and the consulting services to be a single performance obligation.

We also provide consulting services to configure ad hoc targeted promotional content to be presented on our solutions, as well as consulting services to provide additional functionality for our software solutions based on our customers’ request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity or specific incremental functionality to existing software solutions. We recognize these revenues upon delivery and acceptance of the configured promotional content or additional functionality to the software solution.

We have made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since our standard payment terms are less than one year, we have elected the practical expedient not to assess whether a contract has a significant financing component.

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. As of March 31, 2021, our total deferred revenue balance was $1.0 million, of which $0.9 million was related to the acquisition of the Circle operator business.

As also discussed in Note 4, during the first quarter of 2021, we received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business (as discussed in Note 3), which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, we continue to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through the second quarter of 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term and will amortize the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “selling and marketing expenses” in the consolidated statements of operations during the three months ended March 31, 2021 and will amortize the remaining $0.4 million over the remaining service period.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)
License and service fees	$1,587	$555
Hosted environment usage fees	4,141	4,549
Cloud based usage fees	4,963	7,647
Consulting services and other	690	571
Total revenues	$11,381	$13,322

8. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes our SafePath®, CommSuite®, and ViewSpot® families of products.

The Company does not separately allocate operating expenses to these business units, nor does it allocate specific assets. Therefore, business unit information reported includes only revenues.

The following table presents the Wireless revenues by product (in thousands):

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)
SafePath	$6,267	$7,848
CommSuite	4,128	4,539
ViewSpot	930	745
Other	56	83
Total wireless revenues	$11,381	$13,215

Customer Concentration Information

The Company has certain customers whose revenues individually represented 10% or more of the Company’s total revenues, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2021 and 2020, three customers accounted for 91% and one customer accounted for 91% of revenues, respectively. As of March 31, 2021, two customers accounted for 80% of accounts receivable, and at March 31, 2020, one customer accounted for 84% of accounts receivable.

Geographical Information

During the three months ended March 31, 2021 and 2020, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)
Americas	$10,144	$13,304
EMEA	1,237	8
Asia Pacific	—	10
Total revenues	$11,381	$13,322

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

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Lease cost	$558	$527
Sublease income	(151)	(151)
Total lease cost	$407	$376

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of March 31, 2021
(unaudited)
2021	$1,386
2022	1,615
2023	1,600
2024	1,226
2025	867
Thereafter	291
Total lease payments	6,985
Less imputed interest	(931)
Present value of lease liabilities	$6,054

Additional information relating to the Company’s operating leases follows:

As of March 31, 2021
(unaudited)
Weighted average remaining lease term (years)	4.27
Weighted average discount rate	6.75%

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

After a review of the four sources of taxable income as of December 31, 2020, and after consideration of the Company’s cumulative loss position as of December 31, 2020, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $49.4 million as of March 31, 2021.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset taxable income for years beginning before 2021. The CARES Act also made modifications to IRC Sec. 163(j) to increase the allowable interest from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act changes in NOL carrybacks interest expense limitation had no impact on the Company’s tax provision. We continue to analyze the different aspects of the CARES Act to determine whether any specific provisions may impact us.

12. Equity Transactions

On March 15, 2021, the Company completed a registered public offering (“Offering”), wherein a total of 9,520,787 shares of the Company’s common stock were issued at a purchase price of $6.85 per share, for a total purchase price of $65.2 million. The Offering raised net cash proceeds of approximately $59.9 million after deducting the underwriting discount and fees and expenses of the Offering. The Company used the net cash proceeds from the Offering to fund, in part, the acquisition of Avast plc’s Family Safety Mobile business completed on April 16, 2021 (see Note 13 for additional information).

13. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.

On April 16, 2021, the Company completed the acquisition of Avast plc’s Family Safety Mobile business. Pursuant to the terms of the transaction, the Company paid an aggregate purchase price of $66.0 million, net of an escrow of $5.0 million, consisting of $51.1 million in cash (excluding any adjustments for working capital and other closing adjustments) and the issuance of 1,460,131 unregistered shares of the Company’s common stock valued at $8.4 million on the transaction date.

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

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our ability to remain a going concern, our expenses, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers;
•	our ability to hire and retain key personnel;
•	the possibility of security and privacy breaches in our systems damaging client relations and inhibiting our ability to grow;
•	failure to realize the expected benefits of recent asset acquisitions;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•

our dependency upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers and device manufacturers;

•	the existence of undetected software defects in our products;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	the impact of the COVID-19 pandemic on our business and financial results;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	the risks inherent with international operations;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of U.S. regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to remain profitable;
•	our ability to remain a going concern;
•	changes in our operating income due to shifts in our sales mix and variability in our operating expenses;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all; and
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

In future quarters, we expect our Family Safety platform revenue, inclusive of both our SafePath product and the Family Safety Mobile business that we acquired from Avast plc on April 16, 2021, to increase based on the newly acquired business, offset by a reduced number of SafePath subscribers from a lack of marketing initiatives sponsored by our largest customer as it continues its acquisition integration.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2021 and 2020. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2021	2020
Revenues	100.0%	100.0%
Cost of revenues	13.6	8.8
Gross profit	86.4	91.2
Operating expenses:
Selling and marketing	37.2	20.9
Research and development	45.5	28.0
General and administrative	32.1	27.5
Restructuring expense	—	—
Total operating expenses	114.8	76.4
Operating income (loss)	(28.4)	14.8
Interest income, net	0.1	0.6
Other income	—	—
Income (loss) before provision for income taxes	(28.3)	15.4
Provision for income tax expense	—	0.0
Net income (loss)	(28.3)%	15.4%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues. Revenues were $11.4 million and $13.3 million for the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $1.9 million, or 15%. This decline is a due to a reduced number of SafePath subscribers, which we believe were due to store closures related to the COVID-19 pandemic, and a recent customer merger resulting in a lack of marketing initiatives by the customer on the current product, offset by a full quarter of revenue from the acquisition of the Circle operator business and an acceleration of $0.6 million of deferred revenue associated with a UK-based contract subjected to early termination which reduced the service period by two years.

Cost of revenues. Cost of revenues were $1.5 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily due to higher external costs associated with maintaining the newer SafePath platform.

Gross profit. Gross profit was $9.8 million, or 86% of revenues, for the three months ended March 31, 2021, compared to $12.1 million, or 91% of revenues, for the three months ended March 31, 2020. The decrease in gross profit is a result of lower revenues and higher operational costs associated with the legacy SafePath platform and the now fully integrated SafePath and Circle operator business application.

Selling and marketing. Selling and marketing expenses were $4.2 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily due to approximately $1.5 million of accelerated amortization of an intangible asset related to the acquisition of the Circle operator business (see Note 4 for additional information). The amortization of intangible assets in selling and marketing expense was $2.0 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Research and development. Research and development expenses were $5.2 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily due to additional headcount related expenses and external contract development costs to support SafePath development. The amortization of intangible assets in research and development expense was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

General and administrative. General and administrative expenses were $3.7 million for each of the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

At March 31, 2021, we had $89.2 million in cash and cash equivalents and $90.1 million of working capital. On April 16, 2021, the Company paid cash of $56.1 million (excluding any adjustments for working capital and other closing adjustments) to complete the acquisition of Avast plc’s Family Safety Mobile business.

Operating activities

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2021. The primary sources of operating cash were net add-backs of non-cash expenses totaling $3.7 million, a decrease in accounts receivable of $4.0 million, and a decrease in prepaid expenses and other assets of $0.4 million. The primary uses of operating cash were a net loss of $3.2 million, a decrease in accounts payable and accrued expenses of $0.6 million, and a decrease in deferred revenue of $0.5 million.

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

Investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021, relating primarily to capital expenditures.

Net cash used in investing activities was $13.1 million for the three months ended March 31, 2020, relating primarily to a $12.2 million net cash payment for the Circle operator business acquisition and $0.8 million of capital expenditures.

Financing activities

Net cash provided by financing activities was $60.0 million for the three months ended March 31, 2021, relating primarily to the March 2021 common stock offering.

Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2020, due primarily to $2.0 million from proceeds from the exercise of common stock warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2020 Annual Report on Form 10-K, filed with the SEC on March 8, 2021 (“Annual Report”).

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	24,841		$5.99	—	—
February 1 - 28, 2021	24,168		7.72	—	—
March 1 - 31, 2021	72,064		6.80	—	—
Total	121,073	(1)	$6.81

(1)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

2.1

Membership Interest and Asset Purchase Agreement by and among Smith Micro Software, Inc., Avast, and certain subsidiaries of Avast, dated March 8, 2021, incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K/A filed March 9, 2021.

10.1

Underwriting Agreement, dated March 10, 2021, by and among Smith Micro Software, Inc. and B. Riley Securities, Inc., as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 on the Company’s Current Report on Form 8-K filed March 15, 2021.

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

SMITH MICRO SOFTWARE, INC.

May 12, 2021	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)