Form 10-Q
period 2021-06-30
SMITH MICRO SOFTWARE, INC.
filed 2021-08-12
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 53,546,068 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$29,936	$25,754
Accounts receivable, net of allowance for doubtful accounts and other adjustments of $0 and $10 (2021 and 2020, respectively)	14,941	12,347
Prepaid expenses and other current assets	2,046	1,189
Total current assets	46,923	39,290
Equipment and improvements, net	3,186	2,170
Right-of-use assets	5,379	5,785
Other assets	597	694
Intangible assets, net	41,255	12,698
Goodwill	40,085	12,266
Total assets	$137,425	$72,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,372	$2,282
Accrued payroll and benefits	4,748	2,867
Current operating lease liabilities	1,401	1,433
Other accrued liabilities	2,327	216
Deferred revenue	864	1,572
Total current liabilities	12,712	8,370
Non-current liabilities:
Operating lease liabilities	4,311	4,805
Deferred rent	804	887
Deferred tax liabilities, net	59	59
Other long term liabilities	66	66
Total non-current liabilities	5,240	5,817
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,575,888 and 41,232,804 shares issued and outstanding (2021 and 2020, respectively)	54	41
Additional paid-in capital	349,077	279,905
Accumulated comprehensive deficit	(229,658)	(221,230)
Total stockholders’ equity	119,473	58,716
Total liabilities and stockholders' equity	$137,425	$72,903

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$15,919	$12,933	$27,300	$26,255
Cost of revenues	3,358	1,269	4,903	2,441
Gross profit	12,561	11,664	22,397	23,814
Operating expenses:
Selling and marketing	4,853	2,613	9,085	5,400
Research and development	7,972	4,604	13,155	8,333
General and administrative	4,946	3,070	8,604	6,744
Total operating expenses	17,771	10,287	30,844	20,477
Operating income (loss)	(5,210)	1,377	(8,447)	3,337
Other income:
Interest income, net	16	2	24	87
Other income	5	—	9	—
Income (loss) before provision for income taxes	(5,189)	1,379	(8,414)	3,424
Provision for income tax expense	14	—	14	—
Net income (loss)	$(5,203)	$1,379	$(8,428)	$3,424

Earnings (loss) per share:
Basic and diluted	$(0.10)	$0.03	$(0.17)	$0.08

Weighted average shares outstanding:
Basic	53,017	41,127	48,219	40,305
Diluted	53,017	43,079	48,219	42,346

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2021 (unaudited)	51,646	$52	$340,058	$(224,455)	$115,655
Non-cash compensation recognized on stock options and ESPP	—	—	21	—	21
Restricted stock grants, net of cancellations	100	—	1,258	—	1,258
Cancellation of shares for payment of withholding tax	(90)	—	(484)	—	(484)
Costs associated with common stock offering	—	—	(188)	—	(188)
Common shares issued in connection with Avast Family Safety Mobile acquisition, net	1,460	1	8,380	—	8,381
Exercise of common stock warrants	451	1	(1)	—	—
Exercise of stock options	9	—	33	—	33
Net loss	—	—	—	(5,203)	(5,203)
BALANCE, June 30, 2021 (unaudited)	53,576	$54	$349,077	$(229,658)	$119,473

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2020 (audited)	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	39	—	39
Restricted stock grants, net of cancellations	1,070	1	2,254	—	2,255
Cancellation of shares for payment of withholding tax	(211)	—	(1,309)	—	(1,309)
Employee stock purchase plan	4	—	15	—	15
Common shares issued in stock offering, net of offering costs	9,521	10	59,701	—	59,711
Common shares issued in connection with Avast Family Safety Mobile Software acquisition, net	1,460	1	8,380	—	8,381
Exercise of common stock warrants	484	1	39	—	40
Exercise of stock options	15	—	53	—	53
Net loss	—	—	—	(8,428)	(8,428)
BALANCE, June 30, 2021 (unaudited)	53,576	$54	$349,077	$(229,658)	$119,473

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2020 (unaudited)	40,383	$40	$276,163	$(223,350)	$52,853
Non-cash compensation recognized on stock options and ESPP	—	—	17	—	17
Restricted stock grants, net of cancellations	—	—	791	—	791
Cancellation of shares for payment of withholding tax	(66)	—	(296)	—	(296)
Exercise of warrants	1,038	1	2,150	—	2,151
Exercise of stock options	1	—	3	—	3
Net income	—	—	—	1,379	1,379
BALANCE, June 30, 2020 (unaudited)	41,356	$41	$278,828	$(221,971)	$56,898

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2019 (audited)	38,475	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	30	—	30
Restricted stock grants, net of cancellations	1,000	1	1,410	—	1,411
Cancellation of shares for payment of withholding tax	(176)	—	(868)	—	(868)
Employee stock purchase plan	2	—	5	—	5
Exercise of common stock warrants	2,047	2	4,194	—	4,196
Exercise of stock options	8	—	16	—	16
Net income	—	—	—	3,424	3,424
BALANCE, June 30, 2020 (unaudited)	41,356	$41	$278,828	$(221,971)	$56,898

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(8,428)	$3,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,481	1,662
Non-cash lease expense	618	511
Provision for doubtful accounts and other adjustments to accounts receivable	(3)	(9)
Provision for excess and obsolete inventory	(97)	—
Stock based compensation	2,295	1,441
Changes in operating accounts:
Accounts receivable	3,640	(1,637)
Prepaid expenses and other assets	(225)	(633)
Accounts payable and accrued liabilities	(1,077)	(686)
Deferred revenue	(708)	262
Net cash provided by operating activities	1,496	4,335
Investing activities:
Acquisitions, net	(56,865)	(12,150)
Capital expenditures	(336)	(852)
Other investing activities	69	(204)
Net cash used in investing activities	(57,132)	(13,206)
Financing activities:
Proceeds from common stock offering, net of offering expenses	59,711	—
Proceeds from exercise of common stock warrants	40	4,196
Other financing activities	67	21
Net cash provided by financing activities	59,818	4,217
Net increase (decrease) in cash and cash equivalents	4,182	(4,654)
Cash and cash equivalents, beginning of period	25,754	28,268
Cash and cash equivalents, end of period	$29,936	$23,614

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$63	$40

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Avast Family Safety Mobile business acquisition	$8,381	$—

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of June 30, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2021 and 2020, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

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

During the past five quarters, we saw a reduction in the number of SafePath® platform subscribers compared to March 2020 and customer decision delays regarding our ViewSpot platform, which we believe were largely driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

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

In February 2020, we acquired certain assets from Circle Media Labs Inc. (“Circle”), encompassing its operator business, including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third party hosting service provider without significant cost. We also provide significant services that are required by the customer to ensure they have the utility of the license. As the license to the software solution and the services we provide are highly interrelated, we have concluded that the license and our services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on our customer’s continued use of the license and our services.

In April 2021, as further discussed in Note 3, we acquired certain assets and liabilities from Avast plc (“Avast”).  Acquired assets include the source code to Avast’s family safety mobile software solution and cloud-based services (a portion of which was acquired through a perpetual license grant), and its existing contracts with AT&T, Verizon, T-Mobile, and Sprint. Each contract involves the grant of software licenses and provision of cloud-based services. We do not allow our customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that we provide, we consider the software license and the cloud services to be a single performance obligation.

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

As required by FASB ASC Topic No. 805, we measure acquisition-related contingent consideration at fair value on a recurring basis and may include the use of significant unobservable inputs, and therefore, these instruments represent Level 3 measurements within the fair value hierarchy.

3. Acquisitions

On April 16, 2021, the Company acquired substantially all the assets related to Avast’s and its subsidiaries’ family safety mobile software business (the “Family Safety Mobile Business”) and certain specified assumed liabilities, which included all of the outstanding membership interests of Location Labs, LLC pursuant to a Membership Interest and Asset Purchase Agreement (the “Purchase Agreement”).

The following table summarizes the consideration paid for the acquisition of the Family Safety Mobile Business (unaudited, in thousands):

Fair value of assets acquired	$75,626
Fair value of liabilities assumed	2,893
Total purchase price	$72,733

Components of purchase price:
Cash	$63,216
Common stock	8,381
Contingent consideration	1,136
Total purchase price	$72,733

The Company’s preliminary allocation of the purchase price is summarized as follows (unaudited, in thousands):

Assets:
Cash	$6,351
Accounts receivable	6,225
Prepaid expenses	513
Fixed assets	1,218
Intangible assets	33,500
Goodwill	27,819
Total assets	$75,626
Liabilities:
Accounts payable	$403
Accrued payroll and benefits	1,767
Accrued expenses	723
Total liabilities	2,893
Total purchase price	$72,733

The purchase price allocation presented above has been prepared on a preliminary basis, and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

The Purchase Agreement includes an earn-out provision that may result in additional future payments to Avast of up to $14.0 million. As of June 30, 2021, approximately $1.1 million in contingent consideration was included within “other accrued liabilities” in the accompanying consolidated balance sheet.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Family Safety Mobile Business. None of the goodwill is expected to be deductible for income tax purposes.

Approximately $6.0 million in revenues and $1.7 million in cost of revenues from the Family Safety Mobile Business are included in the consolidated statement of operations for the period from April 16, 2021 through June 30, 2021.

Unaudited pro forma results of operations for the three and six months ended June 30, 2021 and 2020 are included below as if the acquisition of the Family Safety Mobile business occurred on January 1, 2020. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the Family Safety Mobile Business been acquired at the beginning of 2020, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Revenues	$17,146	$22,085	$36,532	$44,559
Net income (loss)	(5,396)	409	(10,092)	1,485
Earnings (loss) per share:
Basic	$(0.10)	$0.01	$(0.21)	$0.04
Diluted	$(0.10)	$0.01	$(0.21)	$0.04

4. Goodwill and Intangible Assets

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually on December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at June 30, 2021 and December 31, 2020.

During the first quarter of 2021, we received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business in February 2020, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, we continue to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through the second quarter of 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term and will amortize the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “selling and marketing expenses” in the consolidated statements of operations during the six months ended June 30, 2021 and will amortize the remaining $0.4 million over the remaining service period.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss)	$(5,203)	$1,379	$(8,428)	$3,424
Denominator:
Weighted average shares outstanding – basic	53,017	41,127	48,219	40,305
Potential common shares – options / warrants (treasury stock method)	—	1,952	—	2,041
Weighted average shares outstanding – diluted	53,017	43,079	48,219	42,346

Shares excluded (anti-dilutive)	1,871	98	1,965	98

Net earnings (loss) per common share:
Basic	$(0.10)	$0.03	$(0.17)	$0.08
Diluted	$(0.10)	$0.03	$(0.17)	$0.08

6. Stock-Based Compensation

Stock Plans

During the three and six months ended June 30, 2021, the Company granted 100,000 and 1,100,000 shares of restricted stock, respectively, and incentive stock options exercisable for 10,000 and 20,000 shares, respectively, under the Company’s 2015 Omnibus Equity Incentive Plan, as amended (the “2015 Plan”). As of June 30, 2021, there were approximately 3.8 million shares available for future grants under the Company’s 2015 Plan.

7. Revenues

Revenue Recognition

We primarily sell our software solutions, cloud-based services and consulting services to major wireless network and cable operators.

We recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, we first identify the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, we identify the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then determine the transaction price in the arrangement and allocate the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations is based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. We evaluate the total amount of variable consideration expected to be earned by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also generate the majority of our revenue on usage based fees which are variable and depend entirely on our customers’ use of perpetual licenses, transactions processed on our hosted environment, advertisement placements on our service platform, and activity on our cloud-based service platform. On February 12, 2020, we purchased two customer contracts, among other assets, from Circle. Under these contracts, we provide our customers with licenses to software solutions and related services, for which we earn license fees, managed and hosting service fees, and consulting services which are provided throughout the life of the licensing arrangement. As discussed in Note 3, on April 16, 2021, we purchased customer contracts, among other assets and liabilities, from Avast. Under these contracts, we provide our Tier 1 US Mobile Network Operators (MNO) and their end customers with access to our software licenses and cloud-based services.

Our contracts with the Tier 1 customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our cloud-based service includes a software solution license integrated with cloud-based services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Since we do not allow our customers to take possession of the software solution, and since the utility of the license comes from the could-based services that we provide, we consider the software license and the cloud services to be a single performance obligation. We provide the Circle software solution license together with highly integrated consulting services to generate the utility of the license to the customers. Since the software solution and consulting services provided are highly interrelated, we consider the license and the consulting services to be a single performance obligation. We recognize revenue associated with our MNO customers based on their active subscribers’ access and usage of our software licenses and cloud-based services on our platforms.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. During the six months ended June 30, 2021, we recognized $0.7 million of revenue in our consolidated statements of operations that was previously recorded as deferred revenue in the consolidated balance sheet as of December 31, 2020. As of June 30, 2021, our total deferred revenue balance was $0.9 million, of which $0.8 million was related to the acquisition of the Circle operator business.

As also discussed in Note 4, during the first quarter of 2021, we received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, we continue to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through the second quarter of 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term and will amortize the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “selling and marketing expenses” in the consolidated statements of operations during the six months ended June 30, 2021 and will amortize the remaining $0.4 million over the remaining service period.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
License and service fees	$795	$1,008	$2,382	$1,563
Hosted environment usage fees	3,956	4,341	8,097	8,890
Cloud based usage fees	10,555	6,705	15,602	14,352
Consulting services and other	613	879	1,219	1,450
Total revenues	$15,919	$12,933	$27,300	$26,255

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

The following table presents the Wireless revenues by product (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Family Safety Mobile	$11,119	$7,344	$17,385	$15,193
CommSuite	3,944	4,330	8,073	8,869
ViewSpot	817	971	1,746	1,716
Other	39	288	96	477
Total wireless revenues	$15,919	$12,933	$27,300	$26,255

Customer Concentration Information

The Company has certain customers whose revenues individually represented 10% or more of the Company’s total revenues, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended June 30, 2021 and 2020, two customers accounted for 82% and one customer accounted for 86% of revenues, respectively. For the six months ended June 30, 2021 and 2020, two customers accounted for 79% and one customer accounted for 89% of revenues, respectively.

As of June 30, 2021, three customers accounted for 86% of accounts receivable, and at June 30, 2020, one customer accounted for 83% of accounts receivable.

Geographical Information

During the three and six months ended June 30, 2021 and 2020, the Company operated in three geographic locations; the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Americas	$15,351	$12,378	$25,496	$25,407
EMEA	568	546	1,804	830
Asia Pacific	—	9	—	18
Total revenues	$15,919	$12,933	$27,300	$26,255

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

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Lease cost	$560	$533	$1,120	$1,061
Sublease income	(151)	(151)	(301)	(301)
Total lease cost	$409	$382	$819	$760

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of June 30, 2021
(unaudited)
2021	$916
2022	1,621
2023	1,606
2024	1,227
2025	867
Thereafter	291
Total lease payments	6,528
Less imputed interest	(816)
Present value of lease liabilities	$5,712

Additional information relating to the Company’s operating leases follows:

As of June 30, 2021
(unaudited)
Weighted average remaining lease term (years)	4.06
Weighted average discount rate	6.75%

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

After a review of the four sources of taxable income as of December 31, 2020, and after consideration of the Company’s cumulative loss position as of December 31, 2020, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $49.4 million as of June 30, 2021.

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

12. Equity Transactions

On March 15, 2021, the Company completed a registered public offering (“Offering”), wherein a total of 9,520,787 shares of the Company’s common stock were issued at a purchase price of $6.85 per share, for a total purchase price of $65.2 million. The Offering raised net cash proceeds of approximately $59.7 million after deducting the underwriting discount and fees and expenses of the Offering. The Company used the net cash proceeds from the Offering to fund, in part, the acquisition of the Family Safety Mobile Business completed on April 16, 2021 (see Note 3 for additional information).

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

In future quarters, we expect our family safety platform revenue, comprised of the combined revenue from both our SafePath product and the Family Safety Mobile Business that we acquired from Avast on April 16, 2021, to increase based on the newly acquired business, offset by a reduced number of SafePath subscribers from a lack of marketing initiatives sponsored by our largest customer as it continues its acquisition integration.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2021 and 2020. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	21.1	9.8	18.0	9.3
Gross profit	78.9	90.2	82.0	90.7
Operating expenses:
Selling and marketing	30.5	20.2	33.3	20.6
Research and development	50.1	35.6	48.2	31.7
General and administrative	31.1	23.7	31.5	25.7
Total operating expenses	111.7	79.5	113.0	78.0
Operating income (loss)	(32.8)	10.7	(31.0)	12.7
Interest income, net	0.1	—	0.1	0.3
Other income	—	—	—	—
Income (loss) before provision for income taxes	(32.7)	10.7	(30.9)	13.0
Provision for income tax expense	0.1	—	0.1	—
Net income (loss)	(32.8)%	10.7%	(31.0)%	13.0%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues. Revenues were $15.9 million and $12.9 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $3.0 million, or 23%. This increase is primarily related to the acquisition of the Family Safety Mobile Business in April 2021, offset by a reduced number of SafePath subscribers, which we believe is mostly due to reduced marketing initiatives with our current customers.

Cost of revenues. Cost of revenues were $3.4 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively. This increase was primarily due to supporting the increased revenues associated with the recently acquired Family Safety Mobile Business and higher external costs associated with maintaining the newer SafePath platform.

Gross profit. Gross profit was $12.6 million, or 79% of revenues, for the three months ended June 30, 2021, compared to $11.7 million, or 90% of revenues, for the three months ended June 30, 2020. The decrease in gross profit is a result of higher costs associated with operating the Family Safety Mobile Business and higher operational costs associated with the fully integrated SafePath and Circle operator business application.

Selling and marketing. Selling and marketing expenses were $4.9 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. This increase is primarily due the additional costs associated with operating the Family Safety Mobile Business, the related intangible asset amortization, and an increase in headcount from the prior year. The amortization of intangible assets in selling and marketing expense was $1.7 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively.

Research and development. Research and development expenses were $8.0 million and $4.6 million for the three months ended June 30, 2021 and 2020, respectively. This increase was primarily due to the additional costs associate with the Family Safety Mobile Business, the related intangible asset amortization, and additional headcount related expenses. The amortization of intangible assets in research and development expense was $0.9 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.

General and administrative. General and administrative expenses were $4.9 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively. This increase was primarily due to transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business.

Six months Ended June 30, 2021 Compared to the Six months Ended June 30, 2020

Revenues. Revenues were $27.3 million and $26.3 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $1.0 million, or 4%. This increase is primarily related to the acquisition of the Family Safety Mobile Business in April 2021, offset by a reduced number of SafePath subscribers, which we believe is mostly due to reduced marketing initiatives with our current customers.

Cost of revenues. Cost of revenues were $4.9 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily due to supporting the increased revenues associated with the Family Safety Mobile Business and higher external costs associated with maintaining the newer SafePath platform.

Gross profit. Gross profit was $22.4 million, or 82% of revenues, for the six months ended June 30, 2021, compared to $23.8 million, or 91% of revenues, for the six months ended June 30, 2020. The decrease in gross profit is a result of higher costs associated with operating the Family Safety Mobile Business and higher operational costs associated with the fully integrated SafePath and Circle operator business application.

Selling and marketing. Selling and marketing expenses were $9.1 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively. This increase is primarily due the additional costs associated with operating the Family Safety Mobile Business, the related intangible asset amortization, and an increase in headcount from the prior year. The amortization of intangible assets in selling and marketing expense was $3.7 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

Research and development. Research and development expenses were $13.2 million and $8.3 million for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily due to the additional costs associate with the Family Safety Mobile Business, the related intangible asset amortization, and additional headcount related expenses. The amortization of intangible assets in research and development expense was $1.2 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

General and administrative. General and administrative expenses were $8.6 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily due to transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business.

Liquidity and Capital Resources

As of June 30, 2021, we had $29.9 million in cash and cash equivalents and $34.2 million of working capital.

Operating activities

Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2021. The primary sources of operating cash were net add-backs of non-cash expenses totaling $8.3 million, and a decrease in accounts receivable of $3.6 million. The primary uses of operating cash were a net loss of $8.4 million, an increase in prepaid expenses and other assets of $0.2 million, a decrease in accounts payable and accrued expenses of $1.1 million, and a decrease in deferred revenue of $0.7 million.

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

Investing activities

Net cash used in investing activities was $57.1 million for the six months ended June 30, 2021, relating primarily to a $56.9 million net cash payment for the acquisition of the Family Safety Mobile Business and $0.3 million in capital expenditures.

Net cash used in investing activities was $13.2 million for the six months ended June 30, 2020, relating primarily to a $12.2 million net cash payment for the acquisition of the Circle operator business and $0.9 million of capital expenditures.

Financing activities

Net cash provided by financing activities was $59.8 million for the six months ended June 30, 2021, relating primarily to the March 2021 common stock offering.

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2020, which relates to $4.2 million in proceeds from the exercise of common stock warrants.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	29,312		$5.65	—	—
May 1 - 31, 2021	31,068		5.05	—	—
June 1 - 30, 2021	29,894		5.43	—	—
Total	90,274	(1)	$5.37

(1)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

10.1

Registration Rights Agreement by and among Smith Micro, Avast and certain subsidiaries of Avast, dated April 16, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2021).

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

SMITH MICRO SOFTWARE, INC.

August 12, 2021	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2021	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)