Form 10-Q
period 2021-09-30
SMITH MICRO SOFTWARE, INC.
filed 2021-11-12
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 54,565,351 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$32,372	$25,754
Accounts receivable, net of allowance for doubtful accounts and other adjustments of $0 (2021 and 2020)	12,616	12,347
Prepaid expenses and other current assets	1,926	1,189
Total current assets	46,914	39,290
Equipment and improvements, net	3,212	2,170
Right-of-use assets	6,051	5,785
Other assets	700	694
Intangible assets, net	38,240	12,698
Goodwill	39,591	12,266
Total assets	$134,708	$72,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,326	$2,282
Accrued payroll and benefits	3,956	2,867
Current operating lease liabilities	1,440	1,433
Other accrued liabilities	14,588	216
Deferred revenue	701	1,572
Total current liabilities	25,011	8,370
Non-current liabilities:
Operating lease liabilities	4,860	4,805
Deferred rent	892	887
Deferred tax liabilities, net	59	59
Other long term liabilities	66	66
Total non-current liabilities	5,877	5,817
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,573,823 and 41,232,804 shares issued and outstanding (2021 and 2020, respectively)	55	41
Additional paid-in capital	352,030	279,905
Accumulated comprehensive deficit	(248,265)	(221,230)
Total stockholders’ equity	103,820	58,716
Total liabilities and stockholders' equity	$134,708	$72,903

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$16,443	$12,629	$43,743	$38,883
Cost of revenues	3,692	1,326	8,595	3,767
Gross profit	12,751	11,303	35,148	35,116
Operating expenses:
Selling and marketing	5,046	2,655	14,131	8,055
Research and development	8,159	5,455	21,315	13,787
General and administrative	5,143	2,997	13,746	9,741
Change in fair value of contingent consideration	12,864	—	12,864	—
Total operating expenses	31,212	11,107	62,056	31,583
Operating (loss) income	(18,461)	196	(26,908)	3,533
Other income (expense):
Interest income, net	1	7	25	94
Other (expense) income	(2)	3	7	3
(Loss) income before provision for income taxes	(18,462)	206	(26,876)	3,630
Provision for income tax expense	145	45	159	45
Net (loss) income	$(18,607)	$161	$(27,035)	$3,585

(Loss) earnings per share:
Basic	$(0.34)	$0.00	$(0.54)	$0.09
Diluted	$(0.34)	$0.00	$(0.54)	$0.08

Weighted average shares outstanding:
Basic	53,939	41,351	50,147	40,656
Diluted	53,939	43,026	50,147	42,577

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2021 (unaudited)	53,576	$54	$349,077	$(229,658)	$119,473
Non-cash compensation recognized on stock options and ESPP	—	—	22	—	22
Restricted stock grants, net of cancellations	152	—	1,305	—	1,305
Cancellation of shares for payment of withholding tax	(86)	—	(427)	—	(427)
Employee stock purchase plan	5	—	22	—	22
Exercise of common stock warrants	924	1	2,024	—	2,025
Exercise of stock options	3	—	7	—	7
Net loss	—	—	—	(18,607)	(18,607)
BALANCE, September 30, 2021 (unaudited)	54,574	$55	$352,030	$(248,265)	$103,820

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2020 (audited)	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	61	—	61
Restricted stock grants, net of cancellations	1,222	1	3,560	—	3,561
Cancellation of shares for payment of withholding tax	(298)	—	(1,736)	—	(1,736)
Employee stock purchase plan	10	—	37	—	37
Common shares issued in stock offering, net of offering costs	9,521	10	59,701	—	59,711
Common shares issued in connection with Avast Family Safety Mobile Software acquisition, net	1,460	1	8,380	—	8,381
Exercise of common stock warrants	1,408	2	2,064	—	2,066
Exercise of stock options	18	—	58	—	58
Net loss	—	—	—	(27,035)	(27,035)
BALANCE, September 30, 2021 (unaudited)	54,574	$55	$352,030	$(248,265)	$103,820

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2020 (unaudited)	41,356	$41	$278,828	$(221,971)	$56,898
Non-cash compensation recognized on stock options and ESPP	—	—	19	—	19
Restricted stock grants, net of cancellations	—	—	792	—	792
Cancellation of shares for payment of withholding tax	(66)	—	(254)	—	(254)
Employee stock purchase plan	4	—	13	—	13
Exercise of stock options	1	—	3	—	3
Net income	—	—	—	161	161
BALANCE, September 30, 2020 (unaudited)	41,295	$41	$279,401	$(221,810)	$57,632

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2019 (audited)	38,475	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	48	—	48
Restricted stock grants, net of cancellations	1,000	1	2,203	—	2,204
Cancellation of shares for payment of withholding tax	(242)	—	(1,122)	—	(1,122)
Employee stock purchase plan	6	—	19	—	19
Exercise of common stock warrants	2,047	2	4,194	—	4,196
Exercise of stock options	9	—	18	—	18
Net income	—	—	—	3,585	3,585
BALANCE, September 30, 2020 (unaudited)	41,295	$41	$279,401	$(221,810)	$57,632

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(27,035)	$3,585
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,872	2,676
Non-cash lease expense	819	805
Change in fair value of contingent consideration	12,864	—
Provision for doubtful accounts and other adjustments to accounts receivable	(3)	(59)
Provision for excess and obsolete inventory	(97)	—
Stock based compensation	3,622	2,252
Changes in operating accounts:
Accounts receivable	5,951	1,159
Prepaid expenses and other assets	(199)	(530)
Accounts payable and accrued liabilities	(1,648)	(1,785)
Deferred revenue	(871)	173
Net cash provided by operating activities	2,275	8,276
Investing activities:
Acquisitions, net	(56,865)	(13,500)
Capital expenditures	(738)	(1,212)
Other investing activities	74	(193)
Net cash used in investing activities	(57,529)	(14,905)
Financing activities:
Proceeds from common stock offering, net of offering expenses	59,711	—
Proceeds from exercise of common stock warrants	2,066	4,196
Other financing activities	95	37
Net cash provided by financing activities	61,872	4,233
Net increase (decrease) in cash and cash equivalents	6,618	(2,396)
Cash and cash equivalents, beginning of period	25,754	28,268
Cash and cash equivalents, end of period	$32,372	$25,872

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$102	$82

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with Avast Family Safety Mobile business acquisition	$8,381	$—

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of September 30, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2021 and 2020, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted.

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

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

During the past six quarters, we saw a reduction in the number of SafePath® platform subscribers compared to March 2020 and customer decision delays regarding our ViewSpot® platform, which we believe were largely driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

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

We transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customers’ operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customers’ end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our cloud based services. We recognize our usage based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.

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

In April 2021, as further discussed in Note 3, we acquired certain assets and liabilities from Avast plc (“Avast”).  Acquired assets include the source code to Avast’s family safety mobile software solution and cloud-based services (a portion of which was acquired through a perpetual license grant), and its existing contracts for the solution with five customers. Each contract involves the grant of software licenses and provision of cloud-based services. We do not allow our customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that we provide, we consider the software license and the cloud-based services to be a single performance obligation.

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

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (unaudited, in thousands):

Balance at January 1, 2021	$—
Contingent consideration	1,136
Change in fair value of contingent consideration	12,864
Contingent consideration payments	(338)
Balance at September 30, 2021	$13,662

During the nine months ended September 30, 2021, the Company recorded an increase in the fair value of the contingent consideration of $12.9 million and reported such increase in operating expenses. See Note 3 for additional information.

3. Acquisitions

On April 16, 2021, the Company acquired substantially all the assets and assumed certain specified liabilities related to Avast’s and its subsidiaries’ family safety mobile software business (the “Family Safety Mobile Business”), including all of the outstanding membership interests of Location Labs, LLC, pursuant to a Membership Interest and Asset Purchase Agreement (the “Purchase Agreement”).

The following table summarizes the consideration paid for the acquisition of the Family Safety Mobile Business (unaudited, in thousands):

Fair value of assets acquired	$75,132
Fair value of liabilities assumed	2,399
Total purchase price	$72,733

Components of purchase price:
Cash	$63,216
Common stock	8,381
Contingent consideration	1,136
Total purchase price	$72,733

The Company’s preliminary allocation of the purchase price is summarized as follows (unaudited, in thousands):

Assets:
Cash	$6,351
Accounts receivable	6,225
Prepaid expenses	513
Fixed assets	1,218
Intangible assets	33,500
Goodwill	27,325
Total assets	$75,132
Liabilities:
Accounts payable	$392
Accrued payroll and benefits	1,693
Accrued expenses	314
Total liabilities	2,399
Total purchase price	$72,733

The purchase price allocation presented above has been prepared on a preliminary basis, and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations are finalized.

The Purchase Agreement included an earn-out provision that provided for additional future payments to Avast aggregating up to $14.0 million. Approximately $1.1 million of the earn-out consideration was included in the original purchase price allocation. During the third quarter of 2021, the Company recorded the remaining $12.9 million as a charge to operating expenses due to a contract extension becoming probable with a given customer designated in the earn-out provision, resulting in an increase in the contingent consideration due to Avast. Approximately $13.7 million in contingent consideration was included within “other accrued liabilities” in the accompanying consolidated balance sheet as of September 30, 2021. In November 2021, the remainder of the earn-out was earned and paid in full and no further earn-out payments will be due in the future.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Family Safety Mobile Business. None of the goodwill is expected to be deductible for income tax purposes.

Approximately $13.0 million in revenues and $3.8 million in cost of revenues from the Family Safety Mobile Business are included in the consolidated statement of operations for the period from April 16, 2021 through September 30, 2021.

Unaudited pro forma results of operations for the three and nine months ended September 30, 2021 and 2020 are included below as if the acquisition of the Family Safety Mobile business occurred on January 1, 2020. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the Family Safety Mobile Business been acquired at the beginning of 2020, nor does it purport to represent results of operations for any future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Revenues	$16,443	$21,781	$52,975	$66,340
Net (loss) income	(5,493)	(684)	(13,648)	551
(Loss) earnings per share:
Basic	$(0.10)	$(0.01)	$(0.26)	$0.01
Diluted	$(0.10)	$(0.01)	$(0.26)	$0.01

4. Goodwill and Intangible Assets

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually on December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at September 30, 2021 and December 31, 2020.

During the first quarter of 2021, we received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business in February 2020, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, we continue to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through the second quarter of 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term and will amortize the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “selling and marketing expenses” in the consolidated statements of operations during the nine months ended September 30, 2021 and will amortize the remaining $0.4 million over the remaining service period.

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net (loss) income	$(18,607)	$161	$(27,035)	$3,585
Denominator:
Weighted average shares outstanding – basic	53,939	41,351	50,147	40,656
Potential common shares – options / warrants (treasury stock method)	—	1,675	—	1,921
Weighted average shares outstanding – diluted	53,939	43,026	50,147	42,577

Shares excluded (anti-dilutive)	1,279	101	1,333	101

Net (loss) earnings per common share:
Basic	$(0.34)	$0.00	$(0.54)	$0.09
Diluted	$(0.34)	$0.00	$(0.54)	$0.08

6. Stock-Based Compensation

Stock Plans

During the three and nine months ended September 30, 2021, the Company granted 152,000 and 1,252,000 shares of restricted stock, respectively, and incentive stock options exercisable for 0 and 20,000 shares, respectively, under the Company’s 2015 Omnibus Equity Incentive Plan, as amended (the “2015 Plan”). As of September 30, 2021, there were approximately 3.6 million shares available for future grants under the Company’s 2015 Plan.

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

On February 12, 2020, we purchased two customer contracts, among other assets, from Circle. Under these contracts, we provide our customers with licenses to software solutions and related services, for which we earn license fees, managed and hosting service fees, and consulting services which are provided throughout the life of the licensing arrangement. As discussed in Note 3, on April 16, 2021, we purchased customer contracts, among other assets and liabilities, from Avast. Under these contracts, we provide our mobile network operator (MNO) customers and their respective end customers with access to our software licenses and cloud-based services.

Our contracts with the MNO customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our cloud-based service includes a software solution license integrated with cloud-based services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Since we do not allow our customers to take possession of the software solution, and since the utility of the license comes from the could-based services that we provide, we consider the software license and the cloud services to be a single performance obligation. We provide the Circle software solution license together with highly integrated consulting services to generate the utility of the license to the customers. Since the software solution and consulting services provided are highly interrelated, we consider the license and the consulting services to be a single performance obligation. We recognize revenue associated with our MNO customers based on their active subscribers’ access and usage of our software licenses and cloud-based services on our platforms.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly and annually billed service fees and prepayments made by customers for a future period. We recognize revenue upon transfer of control. During the nine months ended September 30, 2021, we recognized $0.8 million of revenue in our consolidated statements of operations that was previously recorded as deferred revenue in the consolidated balance sheet as of December 31, 2020. As of September 30, 2021, our total deferred revenue balance was $0.7 million, of which $0.7 million was related to the acquisition of the Circle operator business.

As also discussed in Note 4, during the first quarter of 2021, we received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, we continue to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through the second quarter of 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term and will amortize the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “selling and marketing expenses” in the consolidated statements of operations during the nine months ended September 30, 2021 and will amortize the remaining $0.4 million over the remaining service period.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
License and service fees	$818	$1,006	$3,199	$2,569
Hosted environment usage fees	3,475	4,554	11,573	13,444
Cloud based usage fees	11,446	6,068	27,047	20,420
Consulting services and other	704	1,001	1,924	2,450
Total revenues	$16,443	$12,629	$43,743	$38,883

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

The following table presents the Wireless revenues by product (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Family Safety Mobile	$11,969	$6,755	$29,355	$21,948
CommSuite	3,463	4,542	11,535	13,411
ViewSpot	971	1,157	2,717	2,873
Other	40	175	136	651
Total wireless revenues	$16,443	$12,629	$43,743	$38,883

Customer Concentration Information

The Company has certain customers whose revenues individually represented 10% or more of the Company’s total revenues, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended September 30, 2021 and 2020, two customers accounted for 82% and one customer accounted for 76% of revenues, respectively. For the nine months ended September 30, 2021 and 2020, two customers accounted for 80% and one customer accounted for 85% of revenues, respectively.

As of September 30, 2021, four customers accounted for 92% of accounts receivable, and at December 31, 2020, one customer accounted for 91% of accounts receivable.

Geographical Information

During the three and nine months ended September 30, 2021, the Company operated in two geographic locations: the Americas and EMEA (Europe, the Middle East, and Africa). During the three and nine months ended September 30, 2020, the Company operated in three geographic locations: the Americas, EMEA, and Asia Pacific. Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Americas	$15,825	$12,045	$41,323	$37,451
EMEA	618	581	2,420	1,411
Asia Pacific	—	3	—	21
Total revenues	$16,443	$12,629	$43,743	$38,883

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

Operating lease cost consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Lease cost	$609	$558	$1,724	$1,673
Sublease income	(151)	(151)	(452)	(452)
Total lease cost	$458	$407	$1,272	$1,221

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of September 30, 2021
(unaudited)
2021	$488
2022	1,722
2023	1,707
2024	1,541
2025	1,182
Thereafter	491
Total lease payments	7,131
Less imputed interest	(831)
Present value of lease liabilities	$6,300

Additional information relating to the Company’s operating leases follows:

As of September 30, 2021
(unaudited)
Weighted average remaining lease term (years)	4.20
Weighted average discount rate	6.20%

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

After a review of the four sources of taxable income as of December 31, 2020, and after consideration of the Company’s cumulative loss position as of December 31, 2020, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $49.4 million as of September 30, 2021.

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

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act, regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, launch and market acceptance of products, the success and timing of new product introductions, customer product platform migrations and our entry into new or amended contract terms, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our ability to remain a going concern, our expenses, and the protection of our intellectual property. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

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

In future quarters, we expect our overall family safety platform revenue to increase as a result of our competitive positioning with U.S. Tier 1 carrier customers, due in part to the Family Safety Mobile Business that we acquired from Avast on April 16, 2021. We believe that we are now strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2021 and 2020. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22.4	10.5	19.6	9.7
Gross profit	77.6	89.5	80.4	90.3
Operating expenses:
Selling and marketing	30.7	21.0	32.3	20.7
Research and development	49.6	43.2	48.7	35.5
General and administrative	31.3	23.7	31.4	25.1
Change in fair value of contingent consideration	78.2	—	29.4	—
Total operating expenses	189.8	87.9	141.8	81.3
Operating (loss) income	(112.2)	1.6	(61.4)	9.0
Interest income, net	—	0.1	0.1	0.2
Other income (expense)	—	—	—	—
(Loss) income before provision for income taxes	(112.2)	1.7	(61.3)	9.2
Provision for income tax expense	0.9	0.4	0.4	0.1
Net (loss) income	(113.1)%	1.3%	(61.7)%	9.1%

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues. Revenues were $16.4 million and $12.6 million for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $3.8 million, or 30%. This increase is primarily related to our acquisition of the Family Safety Mobile Business in April 2021, offset by a reduced number of SafePath subscribers, which we believe is mostly due to reduced marketing efforts and initiatives by our largest customer.

Cost of revenues. Cost of revenues were $3.7 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. This increase was primarily due to supporting the increased revenues associated with the recently acquired Family Safety Mobile Business and higher external costs associated with maintaining the newer SafePath platform.

Gross profit. Gross profit was $12.8 million, or 78% of revenues, for the three months ended September 30, 2021, compared to $11.3 million, or 90% of revenues, for the three months ended September 30, 2020. The increase in gross profit is a result of increased revenues associated with the recently acquired Family Safety Mobile Business offset by higher costs associated with operating the Family Safety Mobile Business and higher operational costs associated with the fully integrated SafePath and Circle operator business application.

Selling and marketing. Selling and marketing expenses were $5.0 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively. This increase is primarily due the additional costs associated with operating the Family Safety Mobile Business, the related intangible asset amortization, and an increase in headcount from the prior year. The amortization of intangible assets in selling and marketing expense was $2.0 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively.

Research and development. Research and development expenses were $8.2 million and $5.5 million for the three months ended September 30, 2021 and 2020, respectively. This increase was primarily due to the additional costs associated with the Family Safety Mobile Business, the related intangible asset amortization, and additional headcount related expenses. The amortization of intangible assets in research and development expense was $1.0 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively.

General and administrative. General and administrative expenses were $5.1 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. This increase was primarily due to costs related to the acquisition of certain non-development intellectual property, increased headcount, and CFO transition costs incurred during the quarter.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $12.9 million for the three months ended September 30, 2021 resulted from a contract extension becoming probable with a given customer designated in the earn-out provision of the Purchase Agreement for the Family Safety Mobile Business, resulting in an increase in the contingent consideration due to Avast.

Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

Revenues. Revenues were $43.7 million and $38.9 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $4.9 million, or 13%. This increase is primarily related to the acquisition of the Family Safety Mobile Business in April 2021, offset by a reduced number of SafePath subscribers, which we believe is mostly due to reduced marketing efforts and initiatives by our largest customer.

Cost of revenues. Cost of revenues were $8.6 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily due to supporting the increased revenues associated with the Family Safety Mobile Business and higher external costs associated with maintaining the newer SafePath platform.

Gross profit. Gross profit was $35.1 million, or 80% of revenues, for the nine months ended September 30, 2021, compared to $35.1 million, or 90% of revenues, for the nine months ended September 30, 2020. The reduction in gross profit percentage is a result of increased revenues associated with the recently acquired Family Safety Mobile Business offset by higher costs associated with operating the Family Safety Mobile Business and higher operational costs associated with the fully integrated SafePath and Circle operator business application.

Selling and marketing. Selling and marketing expenses were $14.1 million and $8.1 million for the nine months ended September 30, 2021 and 2020, respectively. This increase is primarily due the additional costs associated with operating the Family Safety Mobile Business, the related intangible asset amortization, and an increase in headcount from the prior year. The amortization of intangible assets in selling and marketing expense was $5.7 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Research and development. Research and development expenses were $21.3 million and $13.8 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily due to the additional costs associated with the Family Safety Mobile Business, the related intangible asset amortization, and additional headcount related expenses. The amortization of intangible assets in research and development expense was $2.3 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

General and administrative. General and administrative expenses were $13.7 million and $9.7 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily due to transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business, costs related to the acquisition of certain non-development intellectual property, increased headcount, and CFO transition costs during the period.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $12.9 million for the nine months ended September 30, 2021 resulted from a contract extension becoming probable with a given customer designated in the earn-out provision of the Purchase Agreement for the Family Safety Mobile Business, resulting in an increase in the contingent consideration due to Avast.

Liquidity and Capital Resources

As of September 30, 2021, we had $32.4 million in cash and cash equivalents and $21.9 million of working capital.

Operating activities

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2021. The primary sources of operating cash were net add-backs of non-cash expenses totaling $26.1 million and a decrease in accounts receivable of $6.0 million. The primary uses of operating cash were a net loss of $27.0 million, a decrease in accounts payable and accrued liabilities of $1.6 million, an increase in prepaid expenses and other assets of $0.2 million, and a decrease in deferred revenue of $0.9 million.

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

Investing activities

Net cash used in investing activities was $57.5 million for the nine months ended September 30, 2021, relating primarily to a $56.9 million net cash payment for the acquisition of the Family Safety Mobile Business and $0.7 million in capital expenditures.

Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2020, relating primarily to a $13.5 million net cash payment for the Circle operator business acquisition and $1.2 million of capital expenditures.

Financing activities

Net cash provided by financing activities was $61.9 million for the nine months ended September 30, 2021, relating primarily to proceeds of $59.7 million from the March 2021 common stock offering and $2.1 million in proceeds from the exercise of common stock warrants.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	29,820		$5.18	—	—
August 1 - 31, 2021	29,836		4.91	—	—
September 1 - 30, 2021	26,713		4.73	—	—
Total	86,369	(1)	$4.95

(1)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

10.1	Form of Unrestricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan

10.2	Offer letter for Michael K. Fox (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2021)

10.3	Offer letter for James M. Kempton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 12, 2021	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2021	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)