Form 10-K
period 2021-12-31
SMITH MICRO SOFTWARE, INC.
filed 2022-03-11
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $248,361,681 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of March 1, 2022, there were 54,326,806 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers, their ability to attract customers, and their willingness to promote our products;
•	our ability to hire and retain key personnel;
•	the possibility of security and privacy breaches in our systems and in the third-party software and/or systems that we use, damaging client relations and inhibiting our ability to grow;
•	failure to realize the expected benefits of recent acquisitions
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•

our dependency upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers, device manufacturers and mobile software application stores on commercially reasonable terms or at all;

•	our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, which we do not control;
•	the existence of undetected software defects in our products and our failure to resolve detected defects in a timely manner;
•

our current client concentration within the vertical wireless carrier market, and the potential impact to our business resulting from changes within this vertical market, or failure to penetrate new markets;

•	the impact of the COVID-19 pandemic on our business and financial results;
•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	the risks inherent with international operations;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of governmental regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;

•	the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•	our ability to be profitable;
•	our ability to remain a going concern;
•	changes in our operating income due to shifts in our sales mix and variability in our operating expenses;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
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

PART I

Item 1. BUSINESS

General

Smith Micro develops software to simplify and enhance the mobile experience, providing solutions to leading wireless and cable service providers around the world. From protecting and securing the family digital lifestyle to providing powerful voice messaging capabilities, we enrich today’s connected lifestyles while creating new opportunities to engage consumers through their smartphones and consumer Internet of Things (“IoT”) devices. We believe our portfolio includes the most robust white-label family safety platform on the market, and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, and retail display management.

For 40 years, Smith Micro has provided software solutions for global businesses, evolving with the telecom industry, the internet and largely wireless environment. Today the Company develops wireless standards-based software that is extensible, interoperable, scalable, and proven to meet the most dynamic and demanding mobile environments.

We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IOT marketplace. The key to our longevity, however, is not simply technological innovation, but our never-ending focus on listening to our customers, understanding their unique needs and the needs of their customers, and delivering value.

2021 was a historic year for Smith Micro as we completed the largest acquisition in company history by acquiring substantially all of the assets of the Family Safety Mobile Software business of Avast plc, and its subsidiaries, together with all of the outstanding membership interests of its then subsidiary, Location Labs LLC (the “Family Safety Mobile Business acquisition” or “Family Safety Mobile Business") for a base purchase price of $66 million. As part of the acquisition, we added several new wireless carriers to our family safety customer base, including two Tier 1 carriers in the United States. The acquisition, which closed in April 2021, further expanded our family safety user base, positioning Smith Micro as a leading family safety software-as-a-service (“SaaS”) provider globally while adding critical headcount in the U.S. and Europe. To fund the acquisition, we completed an underwritten follow-on public offering of common shares of Company stock. The offering closed on March 15, 2021, and resulted in gross proceeds of approximately $65.2 million prior to underwriting discounts, commissions and other offering expenses.

The Company was incorporated in California in November 1983 and reincorporated in Delaware in June 1995. Our principal executive offices are located at 5800 Corporate Drive, Pittsburgh, Pennsylvania 15237 and our telephone number is (412) 837-5300. Our website address is www.smithmicro.com, and we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Annual Report on Form 10-K (this “Report”). Our common stock is traded on the NASDAQ under the symbol “SMSI.”

Business Segments

We currently have one reportable operating segment: Wireless.

The wireless industry continues to undergo rapid change on all fronts as connected devices, mobile applications, and digital content are consumed by users who want information, high-speed wireless connectivity, and entertainment, anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the consumer IoT market is creating a world where almost anything can be connected to the wireless internet. Wearable devices such as smartwatches, fitness trackers, pet trackers and GPS locators, as well as smart home devices, are now commonplace, enabling people, pets, and things to be connected to the “Internet of Everything.” These devices have created an entire ecosystem of over-the-top (“OTT”) apps, while expanding how communication service providers can provide value to mobile consumers.

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
•

Mobile network operators (“MNO”) are being marginalized by messaging applications, and face growing competitive pressure from cable multiple system operators (“MSO”) and others deploying Wi-Fi networks to attract mobile users;

•

Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile technology securely and cost-effectively;

•	The ubiquity and convenience of e-commerce has created the need for consumer-facing brands to reimagine brick-and-mortar retail experiences; and
•

The change in dynamics of both work, school and home life has led to an increased use of mobile devices for work, education and entertainment which has given rise to a new set of challenges and issues.

To address these challenges, Smith Micro offers the following solutions below.

Products

SafePath® – Comprised of SafePath Family, SafePath IoT, and SafePath Home, the SafePath product suite provides comprehensive and easy-to-use tools to protect family digital lifestyles and manage connected devices both inside and outside the home. As a carrier-grade, white-label platform, SafePath empowers MNO and cable operators to bring to market full-featured, on-brand family safety solutions that provide in-demand services to mobile subscribers. These solutions include location tracking, parental controls, and driver safety functionality. Delivered to end-users as value-added services, SafePath-based solutions activate new revenue streams for MNO while helping to increase brand affinity and reduce subscriber churn.

CommSuite® – The CommSuite premium messaging platform helps mobile service providers deliver a next-generation voicemail experience to mobile subscribers, while monetizing a legacy cost-center. CommSuite Visual Voicemail (“VVM”) quickly and easily allows users to manage voice messages just like email or SMS with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. CommSuite is available to both postpaid premium subscribers as well as prepaid subscribers and is installed on millions of Android handsets in the United States.

ViewSpot® – Our retail display management platform provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging demo experiences deliver consistent, secure, and targeted content that can be centrally managed and updated via ViewSpot Studio. With the feature set provided by ViewSpot, wireless carriers and other smartphone retailers can easily customize and optimize the content loops displayed on demo devices so that it resonates with in-store shoppers. Building on the touchless functionality added to ViewSpot in 2020, we enhanced the product on several fronts in 2021. Interactive demos created in ViewSpot can now be experienced on iOS devices as well as Android smart devices, which greatly increases the total addressable market for the platform. In addition, our engineering team continued to extend the functionality of the platform’s backend management dashboard during 2021 adding several in-demand features that enhance the utility and usability of ViewSpot as well as giving MNO greater control and autonomy over their content with Studio improvements.

Legacy Graphics Business

During fiscal 2021, we concluded the process that was started in 2019 of winding down our non-core product lines. This included the termination of e-commerce outlets and arrangements where consumers acquired animation software products.

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration and product development experience and flexible business models, we can quickly bring to market innovative solutions that support our customers’ needs, which creates new revenue opportunities and differentiates their products and services from their competitors.

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

Key Revenue Contributors

In our Wireless business segment, we sell primarily to large MNO, cable operators, and original equipment manufacturers (“OEM”), so there are a limited number of actual and potential customers for our current products, resulting in significant customer concentration.

On April 1, 2020, Sprint Corporation (“Sprint”) and T-Mobile (US), Inc. (“T-Mobile”) completed their previously announced merger transaction, with the combined company continuing to operate as T-Mobile. In connection with the Sprint/T-Mobile merger, on July 1, 2020, the combined company divested certain assets to DISH Network Corporation (“DISH”), including Sprint’s Boost Mobile pre-paid wireless services business (“Boost”). A portion of our solutions sales to Sprint/T-Mobile has historically included sales to Boost. We are working toward expanding our strategic relationship with DISH and will aim to grow the number of subscribers – both at Boost and at DISH – using Smith Micro-powered value-added services.

Customer Service and Technical Support

We provide technical support and customer service through our online knowledge base, email, and live chat. OEM customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.

Product Development

The software industry, particularly the wireless market, is characterized by rapid and frequent changes in technology and user needs. We work closely with industry groups and customers, both current and potential, to help us anticipate changes in technology and determine future customer needs. Software functionality depends upon the capabilities of the related hardware. Accordingly, we maintain engineering relationships with various hardware manufacturers, and we develop our software in tandem with their product development. Our engineering relationships with manufacturers, as well as with our major customers, are central to our product development efforts. We remain focused on the development and expansion of our technology, particularly in the wireless space.

Competition

The markets in which we operate are highly competitive and subject to rapid changes in technology. These conditions create new opportunities for Smith Micro, as well as for our competitors, and we expect new competitors to continue to enter the market. We not only compete with other software vendors for new customer contracts, in an increasingly competitive and fast-moving market we also compete to acquire technology and qualified personnel.

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

Our MNO/MSO customers license our products and/or or access our offerings through written agreements. Our customer agreements contain restrictions on reverse engineering, duplication, disclosure, and transfer of licensed software, and restrictions on access and use of SaaS.

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

Human Capital Resources

As of December 31, 2021, we had a total of 373 employees within the following departments: 281 in engineering and operations, 60 in sales and marketing, and 32 in management and administration. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good. Our strength and competitive advantage is – and always will be – people. We value the skills, strengths, and perspectives of our diverse team and will foster a participatory workplace that enables people to get involved in making decisions. The Company provides training and development opportunities to ensure that our employees are creative thinkers who are driven, focused, and interested in ever-changing technology.

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

We sell our wireless products and solutions primarily to large wireless carriers, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2021, sales to our two largest customers comprised 80% of our revenues. No other customer was greater than 10% of our revenues individually.

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

On April 1, 2020, Sprint and T-Mobile completed their previously announced merger transaction, with the combined company continuing to operate as T-Mobile. In the event that the combined company elects to discontinue using the solutions that we currently deliver, or our sales to the combined company materially decrease as compared with our sales to Sprint pre-merger, our revenues and profitability would be materially and adversely affected. In addition, and in connection with the Sprint/T-Mobile merger, on July 1, 2020, the combined company divested certain assets to DISH Network Corporation, including Sprint’s Boost business. A portion of our solutions sales to Sprint/T-Mobile has historically included sales to Boost. In the event that Boost elects to discontinue using the solutions that we currently deliver to it, or our sales to the divested business materially decrease as compared with our sales to Boost pre-divestiture, our revenues and profitability may be materially and adversely affected.

If there are delays in the distribution of our products or if customer negotiations for our new products cannot occur on a timely basis, we may not be able to generate sufficient revenues to meet the needs of the business in the foreseeable future or at all.

Our growth depends in part on our customers’ ability and willingness to timely launch and deliver our products and services, to promote our products and services and to attract and retain new end user customers or achieve other goals outside of our control.

We sell our wireless products for use on handheld devices primarily to our wireless carrier customers, who deploy our products for use by their end user customers. Our wireless carrier customers’ launch of new or updated releases of our products and services may require that we enter into new or amended contracts with them, and requires resource and scheduling commitments by our wireless carrier customers and the completion of their internal design, qualification, testing, and other go-to-market processes and approvals, many of which are outside of our control.  In the event that we are unable to complete the necessary contract processes, or that our wireless carrier customers withhold or delay the commitment of resources or the completion of necessary internal processes or approvals, we may not be able to launch our new or updated products or services within the timeframes that we expected or at all, and our revenue and financial performance may be adversely affected.  In addition, the success of our customers, and their ability and willingness to market to their end users the services that are supported by our products, is critical to our future success.  Our ability to generate revenues from our software products and services is also constrained by our carrier customers’ ability to attract and retain customers. We have limited input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.

If we are unable to retain key personnel, the loss of their services could materially and adversely affect our business, financial condition, and results of operations.

Our future performance depends in significant part upon the continued service of our senior management and other key technical personnel. We do not have employment agreements with our key employees. The loss of the services of our key employees could materially and adversely affect our business, financial condition, and results of operations. Our future success also depends on our ability to continue to attract, retain, and motivate qualified personnel, particularly highly skilled engineers involved in the ongoing research and development required to develop and enhance our products. Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service, and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements, and generally would have an adverse effect on our business, financial condition, and results of operations.

Security breaches, improper access to or disclosure of our data, our customers’ data or their end users’ data, other hacking attacks on our systems or the third-party systems that we use, or other cyber incidents and privacy breaches could harm our reputation and adversely affect our business.

We and/or the third-party systems that we use to deliver our products and services may be subject to cyber-attacks by third parties seeking unauthorized access to our data or our customers’ or their end users’ data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of data. The uninterrupted operation of our hosted solutions and the confidentiality and security of our data, our customers’ and their end users’ data, and other third-party information and materials is critical to our business. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or our customers’ data or their users’ data, including personal information from users, or of the other third party information and materials in our possession or control, including pre-release mobile devices in our custody, could result in the loss, modification, disclosure, destruction, or other misuse of such data or materials, which could harm our business and reputation, subject us to material liability and diminish our competitive position. In addition, computer malware, viruses, and general hacking have become more prevalent and may occur on our systems or on the third-party systems that we use. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause our customers and their users to lose confidence and trust in our products and services, impair our internal systems or the third-party systems that we use, and result in financial harm to us.

If we are unable to protect, or our customers and mobile device manufacturer partners perceive that we are unable to protect, the security and privacy of information, data and materials in our care, our growth could be materially adversely affected, and we could be subject to material liability. A security or privacy breach may:

•	cause our customers to lose confidence in our solutions;
•	cause our mobile device manufacturer partners to cease doing business with us;
•	harm our reputation;
•	expose us to material liability; and
•	increase our expense from potential remediation costs.

While we believe we use proven applications and have established adequate physical and technological safeguards designed for facility security, data security and integrity to process electronic transactions, there can be no assurance that these applications and safeguards will be adequate to prevent a security breach or that in the event of a security breach we will be able to react in a timely manner, or that our remediation efforts will be successful. We also cannot be certain that these applications and safeguards will be or remain sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers and device manufacturer partners. Our efforts to protect our data, our customers’ and their end user’s data and the other third party information and materials we receive, and to disable undesirable activities on our systems, may also be unsuccessful due to software bugs or other technical malfunctions, employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors’ information technology systems or offerings, breaches of security of our facilities or technical infrastructure, or other threats that may evolve in the future. In addition, our customers and end users may use our products and services in a manner which violates security or data privacy laws in one or more jurisdictions. Any significant or high-profile security breach, data privacy breach or violation of data privacy laws could result in the loss of business and reputation, litigation against us, liquidated and other damages, and regulatory investigations and penalties that could adversely affect our operating results and financial condition.

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

The success of our products depends upon effective operation with operating systems, devices, networks, and standards that we do not control and on our continued relationships with mobile operating system providers and device manufacturers.  Changes in our products or to those operating systems, devices, networks, or standards, or interference with those relationships may seriously harm our customers’ ability to retain or attract new users and may harm our revenue and growth.

We are dependent on the interoperability of our products with popular operating systems, devices, networks, and standards that we do not control.  For example, we depend upon the interoperability of our mobile products with the Android and iOS mobile operating systems. Any changes, bugs or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce, or eliminate our ability to distribute our products, or give preferential treatment to competitive products could adversely affect the usage of our products.

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

We rely on our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, which we do not control. Changes in the application stores’ policies and/or terms of service and other barriers to our distribution via mobile software application stores may seriously harm our ability to maintain and/or grow the subscriber base for our products and services and could materially and adversely affect our financial condition and results of operations.

Because mobile software applications are key components of our products and services, the success of our business is dependent on our ability and/or our customers’ ability to distribute our mobile software applications through mobile software application stores, which are subject to terms and policies that are controlled by and subject to change in the discretion of the third-party operators of the application stores.  In addition, each of these application store operators has approval authority over our mobile software applications as a condition to our distribution of our mobile software applications through the applicable application store, and any delay or withholding of any such approval can lead to delays in the availability of new releases, which may harm our customer relationships and adversely affect our business.  There is also no guarantee that any approval will not be rescinded in the future.  Any changes to third party application stores or their policies, terms or service or approvals, and other barriers that restrict our ability to distribute our mobile software applications via one or more application stores, including government actions, orders, or restrictions, may seriously harm our ability to maintain and/or grow the subscriber base for our products and services and could materially and adversely affect our financial condition and results of operations.

Our products may contain undetected software defects, which could negatively affect our revenues.

Our software products are complex and may contain undetected defects. If we discover software defects in our products, we may experience delayed or lost revenues during the period it takes to correct these problems.  Defects, whether actual or perceived, could result in adverse publicity, loss of revenues, product returns, a delay in market acceptance of our products, loss of competitive position or claims against us by customers. Any such problems could be costly to remedy and could cause interruptions, delays, or cessation of our product sales, which could cause us to lose existing or prospective customers and could negatively affect our results of operations.

Risks Related to our Industry and Macroeconomic Conditions

We derive a significant portion of our revenues from wireless carriers, and changes within this vertical market, or failure to penetrate new markets, could adversely impact our revenues and operating results.

We derive a significant portion of our revenue from wireless carriers.  In order to sustain and grow our business, we must continue to sell our software products in this vertical market, and we must seek to expand into additional markets. Shifts in the dynamics of the vertical markets that we serve, such as new product introductions by our competitors, could materially harm our results of operations, financial condition, and prospects. Increasing our sales outside our core vertical markets and into markets in which we do not have significant experience, for example to large enterprises, would require us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other vertical markets may not need or sufficiently value our current products or new product introductions.

Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.

The current COVID-19 pandemic has significantly impacted economic activity and markets around the world. The circumstances relating to the pandemic are complex and evolving, with a broad number of governmental and commercial efforts to combat and contain the spread of the virus globally. We have implemented and may in the future implement measures in an effort to protect our employees’ health and well-being, including having office employees work remotely, suspending or reducing employee travel, and withdrawing from or limiting or modifying our participation in certain industry events. The duration and extent of the impact of the coronavirus pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the ongoing transmission rate and mutation of the virus, emergence of new variants and strains with different characteristics, the extent and effectiveness of containment and mitigation actions, including distribution and effectiveness of vaccines, the impact on economic activity, including the possibility of recession or financial market instability, and the impact of these and other factors on our employees, customers, industry partners, and suppliers.

Many of our customers and suppliers have temporarily modified their business operations as a result of the coronavirus pandemic and related government restrictions. Our customers have experienced and may continue to experience decreased demand for the value-added products and services that we provide to them and may seek to terminate, suspend, or delay existing or new initiatives involving our products and services. A decrease in demand for our products and services or the termination, suspension, or delay of existing or new initiatives by our customers could materially adversely affect our business, financial condition, and results of operations.  To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth herein.

In the event of illnesses to key employees or a significant portion of our workforce resulting from COVID-19, we may experience inefficiencies, delays, and/or disruptions in research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, all of which may adversely affect our business, operations, and financial results.

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

Our success depends on our ability to anticipate and adapt to changes in technology and industry standards, including changes in the Microsoft, Google, and Apple operating systems with which our products are designed to be compatible, and to changes in customer demands. The communications software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. New products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s mobile technology environment and the performance demanded by customers. If our target markets do not develop as we anticipate, if our products do not gain widespread acceptance in these markets, or if we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with relevant third-party technology, our business, financial condition and results of operations could be materially and adversely affected.

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

Many of our other current and prospective competitors have significantly greater financial, marketing, service, support, technical, and other resources than we do. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. Announcements of competing products by competitors could result in our carrier customers reducing, delaying, or withholding the adoption, promotion, or launch of our products and services in anticipation of the introduction of such new products.  In addition, some of our competitors are currently making complementary products that are sold separately. Such competitors could decide to enhance their competitive position by bundling their products to attract customers seeking integrated, cost-effective software applications. Some competitors have a retail emphasis and offer OEM products with a reduced set of features. The opportunity for retail upgrade sales may induce these and other competitors to make OEM products available at their own cost or even at a loss.  We also expect competition to increase as a result of software industry consolidations, which may lead to the creation of additional large and well-financed competitors.  Increased competition is likely to result in price reductions, fewer customer orders, reduced margins, and loss of market share.

Our business, financial condition and operating results could be adversely affected as a result of legal, business, and economic risks specific to international operations.

In recent years, our revenues derived from sales to customers outside the U.S. have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. In the future, we may expand our international business activities. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;
•	trade restrictions;
•	the imposition of governmental controls;
•	exposure to different legal standards, particularly with respect to intellectual property;
•	burdens of complying with a variety of foreign laws, including without limitation data privacy laws, such as the General Data Protection Regulation (“GDPR”) in Europe;
•	import and export license requirements and restrictions of the United States and any other country in which we operate;
•	unexpected changes in regulatory requirements;

•	foreign technical standards;
•	changes in tariffs;
•	difficulties in staffing and managing international operations;
•	difficulties in securing and servicing international customers;
•	difficulties in collecting receivables from foreign entities;
•	fluctuations in currency exchange rates and any imposition of currency exchange controls; and
•	potentially adverse tax consequences.

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

Because our solutions process customer data that may contain personally identifying information, we are subject to federal, state, and foreign laws and regulations regarding the privacy and protection of such data, and may become subject to new laws and regulations regarding the privacy and protection of such data in the future. These laws and regulations address and will address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention, or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction. New laws continue to be enacted that may require considerable resources to ensure timely and ongoing compliance. For example more states are enacting laws similar to the California Consumer Privacy Act of 2018 which came into effect in January of 2020, and its successor, the California Privacy Rights Act (CPRA), which will take effect in January 2023, and provides new data privacy rights to state residents, and which requires expenditure of considerable resources to establish and maintain the necessary internal infrastructure to allow for the monitoring and other compliance requirements, which may limit the use and adoption of our offerings. Other state and federal legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data.

Further, foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. In the European Union, the GDPR includes operational and governance requirements for companies that collect or process personal data of residents of the European Union and provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties, or liabilities for noncompliance with such laws or regulations.

Regulations affecting our customers and our business and future regulations, to which they or we may become subject, may harm our business.

Certain of our customers in the communications industry are subject to regulation by the Federal Communications Commission, which could have an indirect effect on our business. In addition, the U.S. telecommunications industry has been subject to continuing deregulation since 1984. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur, or the effect regulation or deregulation may have on demand for our products from customers in the communications industry. Demand for our products may be indirectly affected by regulations imposed upon potential users of those products, which may increase our costs and expenses.

We may be unable to adequately protect our intellectual property and other proprietary rights, we may be subject to claims for intellectual property infringement, and our customers may be subject to claims for intellectual property infringement with respect to which we have indemnification obligations, which could negatively impact our business and financial results.

Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own U.S. trademark registrations for certain of our trademarks and U.S. patents for certain of our technologies. However, these measures afford us only limited protection. For our mobile applications that are distributed by our carrier customers to their end users, we rely on our carrier customers to establish binding end user terms. It is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights.  In addition, we sometimes include open-source software in our products. As a result of our use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent independent development, unauthorized use, or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We may be subject to claims of intellectual property infringement as the number of trademarks, patents, copyrights, and other intellectual property rights asserted by companies in our industry grows and the coverage of these patents and other rights and the conduct of our business, including the functionality of our products, increasingly overlap. From time to time, we may receive communications from third parties asserting that our trade name or features, content, or trademarks of certain of our products infringe upon intellectual property rights held by such third parties. We have also received and may in the future receive correspondence from third parties separately asserting that our products may infringe on certain patents held by those parties. Although we are not aware that any of our products infringe on the proprietary rights of others, third parties may claim infringement by us with respect to our current or future products.

Additionally, subject to certain limitations, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property, including our software code, embedded in their products, or otherwise distributed by them. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays, result in our sales being enjoined, or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. An injunction or unfavorable royalty or licensing agreements could seriously impair our ability to market our products and have an adverse effect on our business and financial results.

If we fail to meet the requirements for continued listing on the NASDAQ Stock Market, our common stock could be delisted from trading on NASDAQ, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

Our common stock is currently listed for quotation on the NASDAQ Stock Market. We are required to meet specified financial requirements in order to maintain our listing on NASDAQ. If we fail to satisfy NASDAQ’s continued listing requirements, our common stock could be delisted from NASDAQ and our common stock would instead trade on the OTC Market.  Any potential delisting of our common stock from NASDAQ would likely result in decreased liquidity and increased volatility of our common stock and would likely cause our trading price to decline.

Financial, Investment and Indebtedness Risks

We may raise additional capital through the issuance of equity or convertible debt securities or by entering into borrowing arrangements in order to meet our capital needs. Additional funds to allow us to meet our capital needs may not be available on terms acceptable to us or at all.

We believe that our cash and the cash we expect to generate from operations will be sufficient to meet our capital needs for the next twelve months. However, it is possible that we may need or choose to obtain additional financing to fund our future activities. We could raise these funds by selling more stock to the public or to selected investors, or by entering into borrowing arrangements. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

It is possible that our future capital requirements may vary materially from those currently anticipated. The amount of capital that we will need in the future will depend on many factors, including but not limited to:

•	the market acceptance and launch of our products;
•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;
•	our business, product, capital expenditure, and research and development plans and product and technology roadmaps;
•	the levels of working capital that we maintain;
•	any acquisitions that we would choose to undertake;
•	capital improvements to new and existing facilities;
•	technological advances;
•	our competitors’ response to our products; and
•	our relationships with suppliers and customers.

In addition, we may raise additional capital to accommodate planned growth, hiring, and infrastructure needs or to consummate acquisitions of other businesses, products, or technologies.

The Company has a history of net losses and may incur substantial net losses in the future.

During 2021, we have been in a net loss position, partially driven by the Family Safety Mobile Business acquisition and the elevated level of expenses at which we are currently operating as we continue to serve some of our carrier customers from the family safety platform that we acquired, and we continue to incur the expenses associated with operating the acquired platform.  Although we plan to migrate all of our wireless carrier customers to a single family safety platform over the next year, we will continue to operate with this elevated level of expenses until such migration has been completed. Once we have migrated each of our carrier customers to a consolidated family safety platform, we will focus our efforts on growing subscribers to the family safety product deployed at each of our carrier customers, which we expect will increase our revenues. We also intend to undertake efforts to align our expenses with our projected revenue subsequent to these migrations, however such efforts may not be sufficient to mitigate our losses or may harm our business. In addition, if we do not achieve certain revenue targets subsequent to these migrations, we may need to undertake further cost reduction actions such as restructurings, which could be harmful to our business, we may incur additional operating losses, and we may not be able to achieve profitability.

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

Our ability to continue as a going concern is substantially dependent upon multiple factors, which primarily include those factors set forth above. If our actual financial performance is unfavorable in comparison to our internal plans and projections, we may need to consider additional actions to mitigate conditions or events that would raise substantial doubt about our ability to continue as a going concern, including the following:

•	Raising additional capital through short-term loans or other borrowing arrangements.
•	Implementing additional restructuring and cost reductions.
•	Raising additional capital through a private placement or other transactions.
•	Disposing of or discontinuing one or more product lines.
•	Selling or licensing intellectual property.

Should our going concern assumption not be appropriate, or should we become unable to continue in the normal course of operations, adjustments would be required to the amounts and classifications of assets and liabilities within our consolidated financial statements, and these adjustments could be significant. Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we were to become unable to continue as a going concern.

Our operating income or loss may continue to change due to shifts in our sales mix and variability in our operating expenses.

Our operating income or loss can change quarter to quarter and year to year due to a change in our sales mix and the timing of our continued investments in research and development and infrastructure. We continue to invest in research and development, which is vital to maintaining and enhancing our technology portfolio.  The timing of these additional expenses can significantly vary quarter to quarter and even from year to year.

Other General Risks

Our customers’ launch of our products and services may be subject to the negotiation and completion of new agreements or amendments to existing agreements and/or lengthy design, qualification and go-to-market processes, which may result in longer sales and launch cycles than we expect, which may impact our financial results and cause our revenues and operating results to be difficult to predict.

A customer’s decision to purchase and launch to the market certain of our products or solutions, particularly products or versions of products that are new to the market, may involve a lengthy contracting, design, and qualification processes, with a timing gap between contracting and launch.  Further, a lengthy contracting process, together with lengthy testing, qualification and approval processes are often a prerequisite to our customers’ being in a position to launch updated versions of our products. In particular, customers deciding on the implementation of our products may have lengthy and unpredictable procurement and go-to-market processes that may delay or impact expected revenues. This unpredictability may cause our revenues and operating results to vary unexpectedly from quarter-to-quarter, making our future operational results less predictable.

Our acquisitions of companies or technologies may disrupt our business and divert management attention and cause our other operations to suffer.

We have historically made targeted acquisitions of businesses or product lines with technology important to our business strategy and expect to continue to do so in the future. Most recently, we acquired the Family Safety Mobile Business from Avast plc and certain of its affiliates. As part of any acquisition, we are required to assimilate the operations, products, and, where applicable, personnel of the acquired businesses and train, retain, and motivate key personnel needed for the successful integration of the acquired business. We may not be able to maintain uniform standards, controls, procedures, and policies if we fail in these efforts. Additionally, as we integrate any newly acquired business into our existing operations, process changes may result in unanticipated or unintended delays in sales of acquired products or services, which could adversely affect our relationships with customers of the acquired business and result in lower revenues from the acquired business than anticipated. Acquisitions may cause disruptions in our operations and divert management’s attention from our Company’s day-to-day operations, which could impair our relationships with our existing employees, customers, and strategic partners. Acquisitions may also subject us to liabilities and risks that are not known or identifiable at the time of the acquisition.

We may also have to incur debt or issue equity securities to finance future acquisitions. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our existing stockholders. In addition, we expect our profitability could be adversely affected because of acquisition-related accounting costs, impairments, amortization expenses, and charges related to acquired intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have had limited or no prior experience. If we are unable to fully integrate acquired businesses, products, or technologies within existing operations, we may not receive the intended benefits of such acquisitions.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to several factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to several factors, including the following:

•	the gain or loss of a key customer;
•	the timing of product and services deployments to our major customers and the timing of our customers’ launch of their branded versions of such products and services to their end users;
•	the timing and extent of our customers’ efforts to market and promote such products and services to their users;
•	the timing of user acceptance of our customers’ branded versions of our products and services and the growth or decline in the subscriber base for such products and services;
•	our ability to maintain or increase gross margins;
•	variations in our sales channels or the mix of our product sales;
•	our ability to anticipate market needs and to identify, develop, complete, introduce, market and produce new products and technologies in a timely manner to address those needs;
•	the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;
•	acquisitions;
•	the effect of new and emerging technologies;
•	deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and
•	general economic and market conditions.

Our revenues are heavily dependent upon the number of subscribers utilizing our products through our wireless carrier customers.  Variations in subscribers, including churn of those subscribers across multiple product and wireless carrier bases can drive volatility in our revenues and result in difficulties in predicting our operating results. Also, we have often recorded a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

Future orders may come from new customers or from existing customers for new products.  The sales cycles may be greater than what we have experienced in the past, increasing the difficulty to predict quarterly revenues.

Because we sell primarily to large wireless carriers, we have no direct relationship with most end users of our products.  This indirect relationship delays feedback and blurs signals of change in the quick-to-evolve wireless ecosystem and is one of the reasons we have difficulty predicting demand.

A large portion of our operating expenses, including rent, depreciation, and amortization, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition, and results of operations would be materially and adversely affected.

Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026.  Prior to January 1, 2022, our leased space in Pittsburgh included an additional 19,965 square feet, which we subleased to a third party under an agreement that commenced on February 1, 2015 and expired on December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, we lease approximately 1,500 square feet in Stockholm, Sweden under a lease that expires on September 30, 2023, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2024.

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

Holders

As of March 1, 2022, there were approximately 92 holders of record of our common stock based on information provided by our transfer agent.

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

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	26,716		$5.45	—	—
November 1 - 30, 2021	33,473		$6.07	—	—
December 1 - 31, 2021	26,782		$5.08	—	—
Total	86,971	(a)	$5.57	—	—
(a)

Includes the acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 86,971 shares during the periods set forth in the table. All of the shares were canceled when they were acquired.

Item 6.

Reserved.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” Readers are also urged to carefully review and consider these, and other disclosures made by us which attempt to advise interested parties of the factors which affect our business.

Introduction and Overview

Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless and cable service providers around the globe.  From enabling the family digital lifestyle to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.

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

In 2021, we increased revenues by 14% to $58.4 million, driven by the 46% increase in revenues in our family safety product line resulting from the Family Safety Mobile Business acquisition in April 2021, partially offset by a decrease in the number of SafePath subscribers at Sprint, now owned by T-Mobile US, as the carrier accelerated its efforts during 2021 to migrate legacy Sprint subscribers to the T-Mobile network. This initiative also negatively impacted CommSuite revenues which decreased by $4.4 million during the year as T-Mobile began to wind down Sprint’s legacy premium visual voicemail service. We expect this CommSuite deployment to reach end-of-life sometime in 2022. Due to the Family Safety Mobile Business acquisition, we did experience a decline in our gross margin during 2021, resulting in a gross profit of $45.7 million.  Our operating expenses increased during the year by $34.1 million, primarily because of the acquisition.  The largest driver of the increase was a non-recurring $12.9 million charge resulting from the earn-out provisions of the Family Safety Mobile Business acquisition.  In addition, we incurred approximately $1.7 million in transaction costs while amortization expenses increased by $5.2 million due to intangible assets obtained as part of the acquisition.  The net loss for 2021 was $31.0 million, resulting in a net loss per diluted share of $0.61.

With the acquisition of the Family Safety Mobile Business, we now provide white label Family Safety applications to all three Tier 1 wireless carriers in the United States.  We have been focused on migrating the customers acquired through our Family Safety Mobile Business acquisition and through our 2020 acquisition of Circle Media Labs Inc.’s (“Circle”) operator business to our SafePath platform.  As a result, we experienced a decline in our gross margin during 2021, as we have continued to maintain multiple family safety platforms through this integration period.  In addition, we have experienced higher development costs as part of our operating expenses to facilitate the migration to the SafePath platform.   We believe that once we are able to fully migrate our customers onto our SafePath platform, which we have targeted for completion for our largest customers over the next year, our development costs should decline.  In addition, we anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath migrations are complete, which is expected to result in an increase in our gross margins.

In future quarters, we expect our overall family safety platform revenue to increase because of our competitive positioning with U.S. Tier 1 carrier customers, as we believe that we are now strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers.

Results of Operations

The following table sets forth certain consolidated statement operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2021	2020
Revenues	100.0%	100.0%
Cost of revenues	21.7	10.1
Gross profit	78.3	89.9
Operating expenses:
Selling and marketing	19.8	17.7
Research and development	44.8	34.6
General and administrative	30.7	25.0
Change in fair value of contingent consideration	22.0	0.0
Amortization of intangible assets	13.9	5.7
Total operating expenses	131.2	83.0
Operating (loss) income	(52.9)	6.9
Gain on sale of software products	—	1.4
Interest income	0.1	0.2
Other income	0.1	—
(Loss) income before provision for income taxes	(52.7)	8.4
Provision for income tax expense	0.4	0.3
Net (loss) income	(53.1)%	8.1%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of sales returns and allowances. Our operations are organized into one business segment: Wireless, which includes all of our existing core products, including Family Safety (including SafePath), CommSuite, and ViewSpot family of products.

Cost of revenues. Cost of revenues consists of direct product and hosting, maintenance, data center, royalties, and technical support expenses including personnel costs.

Selling and marketing. Selling and marketing expenses consist primarily of personnel costs, advertising costs, including digital marketing expenses, sales commissions, and trade show expenses. These expenses vary significantly from quarter to quarter based on the timing of trade shows and product introductions.

Research and development. Research and development expenses consist primarily of personnel costs, equipment costs, and external contract development costs required to conduct our software development efforts.

General and administrative. General and administrative expenses consist primarily of personnel costs, professional services and fees paid for external service providers, space and occupancy costs, and legal and other public company costs.

Change in fair value of contingent consideration. Change in fair value of contingent consideration consists of a contract extension becoming probable with a given customer designated in the earn-out provision of an acquisition purchase agreement.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization expense based on the pattern of economic benefit generated from the use of the related assets.

Gain on sale of software products. Gain on sale of software products consists of gain resulting from the sale of the Moho and Motion Artist animation software.

Interest income (expense), net. Interest income is primarily related to interest earned on cash equivalents.

Other income (expense), net. Other income is primarily related to fixed asset disposals and other non-operating gains or losses.

Provision for income tax expense. The Company accounts for income taxes as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset; we are required to evaluate the probability of being able to realize the future benefits indicated by such asset. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing, or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against deferred tax assets.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues. Revenues of $58.4 million in 2021 increased $7.1 million, or 14%, from $51.3 million in 2020. Family Safety revenues of $41.0 million increased $13.0 million from $28.0 million in 2020. This increase was primarily related to our acquisition of the Family Safety Mobile Business in April 2021, and partially offset by declines in our legacy Sprint Family Safety revenues as a result of Sprint’s merger with T-Mobile. Our CommSuite revenues declined by $4.4 million, or 24% as a result of the migration of Sprint customers onto the T-Mobile network.

Cost of revenues. Cost of revenues of $12.7 million in 2021 increased $7.5 million, or 144%, from $5.2 million in 2020. This increase was primarily due to an increase in costs in connection with supporting the increased revenues associated with the Family Safety Mobile Business acquisition and incremental costs associated with maintaining multiple Family Safety platforms.

Gross profit. Gross profit of $45.7 million, or 78% of revenues in 2021, decreased $0.4 million, or 1%, from $46.1 million, or 89% of revenues in 2020. This reduction in gross profit percentage was due to increased costs associated with operating multiple Family Safety platforms.

Selling and marketing. Selling and marketing expenses of $11.6 million in 2021 increased $2.5 million, or 27%, from $9.1 million in 2020. This increase was primarily due to the additional marketing costs associated with operating the Family Safety Mobile Business, and an increase in headcount.

Research and development. Research and development expenses of $26.2 million in 2021 increased $8.4 million, or 47%, from $17.8 million in 2020. This increase was primarily due to the additional costs associated with supporting the Family Safety platform acquired through the acquisition of the Family Safety Mobile Business and additional headcount related expenses and external contract development costs to support SafePath development.

General and administrative. General and administrative expenses of $17.9 million in 2021 increased $5.1 million, or 40%, from $12.8 million in 2020. This increase was primarily due to transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business, costs related to the acquisition of certain non-development intellectual property, increased headcount, and incremental costs related to the transition of our Chief Financial Officer.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $12.9 million resulted from a contract extension becoming probable with a given customer designated in the earn-out provision of the purchase agreement for the Family Safety Mobile Business acquisition, resulting in an increase in the contingent consideration due and paid to Avast in 2021.

Amortization of intangible assets. Amortization of intangible assets of $8.1 million in 2021 increased $5.2 million, or 177% from $2.9 million in 2020. This increase was primarily due to the additional intangible assets acquired as a part of the Family Safety Mobile Business.

Gain on sale of software products. The gain on sale of software products of $0.7 million in 2020 resulted from the sale of the Company’s Moho and Motion Artist animation software in December 2020. There was no gain on sale of software products for 2021.

Interest expense, net. Interest income was $0 million and $0.1 million in 2021 and 2020, respectively, resulting from interest earned on cash equivalents during the respective years.

Provision for income tax expense. Because of our cumulative loss position, the current provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2021, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $57.3 million at December 31, 2021. During fiscal year 2021, both our valuation allowance and the related deferred tax assets increased by $7.9 million.

Liquidity and Capital Resources

At December 31, 2021, we had $16.1 million in cash and cash equivalents and $19.3 million of net working capital.

Operating Activities

In 2021, net cash used in operating activities was $12.9 million, primarily due to the net loss of $31.0 million, coupled with a decrease in accounts payable and accrued liabilities of $16.3 million, partially offset by add-backs of non-cash expenses totaling $28.2 million. The decrease in accounts payable and other accrued liabilities was driven by the $12.9 million disbursement of contingent consideration associated with the Family Safety Mobile Business acquisition. The primary sources of operating cash were net addbacks for depreciation and amortization, non-cash rent expense, and non-cash stock compensation totaling $15.4 million, the change in fair value of contingent consideration of $12.9 million. The primary uses of cash were a net loss of $31.0 million, and the payment of the contingent consideration, as well as a remaining decrease in accounts payable and accrued liabilities of $2.3 million, an increase in prepaid expenses of $0.3 million, and a decrease in deferred revenue of $1.4 million.

In 2020, net cash provided by operating activities was $7.9 million, primarily due to net income of $4.2 million and add-backs of non-cash expenses totaling $7.2 million, offset by an increase in accounts receivable of $1.3 million and a decrease in accounts payable and accrued liabilities of $1.9 million.

Investing Activities

In 2021, cash used in investing activities was $57.5 million, relating primarily to a $56.9 million net cash payment for the acquisition of the Family Safety Mobile Business and $0.8 million in capital expenditures, offset by $0.2 million of proceeds received from the sale of the Moho and Motion Artist animation software during 2020.

In 2020, cash used in investing activities was $14.7 million, due to $13.5 million in payments related to the Circle acquisition in February 2020, $1.3 million in capital expenditures, and a $0.2 million equity investment, offset by proceeds of $0.4 million from the sale of the Moho and Motion Artist animation software.

Financing Activities

In 2021, cash provided by financing activities was $60.7 million, primarily due to proceeds from the March 2021 common stock offering of $59.7 million and $2.1 million in proceeds from the exercise of common stock warrants, offset by $1.1 million of payments of contingent consideration related to the Family Safety Mobile Business acquisition.

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

Real Property Leases

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026.  Prior to January 1, 2022, our leased space in Pittsburgh included an additional 19,965 square feet, which we subleased to a third party under an agreement that commenced on February 1, 2015 and expired on December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, we lease approximately 1,500 square feet in Stockholm, Sweden under a lease that expires on September 30, 2023, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Business Combinations

We apply the provisions of FASB ASC Topic No. 805, Business Combinations, in the accounting for our acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to twelve months from the acquisition date, we may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the reporting period in which the adjusted amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as a one-time termination and exit cost pursuant to FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred.

Uncertain income tax positions and tax-related valuation allowances that are acquired in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date, with any adjustments to the preliminary estimates being recorded to goodwill if such adjustments occur within the 12-month measurement period. Subsequent to the end of the measurement period or our final determination of the value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the consolidated statement of operations and could have a material impact on results of our operations and financial position.

Fair Value of Financial Instruments

We measure and disclose fair value measurements as required by FASB ASC Topic No. 820, Fair Value Measurements and Disclosures.

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

As required by FASB ASC Topic No. 350, Intangibles-Goodwill and Other, for goodwill and other intangibles impairment analysis, we may utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy.

As required by FASB ASC Topic No. 805, we measure acquisition-related contingent consideration at fair value on a recurring basis and may include the use of significant unobservable inputs, and therefore, these instruments represent Level 3 measurements within the fair value hierarchy.

Impairment or Disposal of Long-Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred.

Goodwill and Intangible Assets

Goodwill represents purchase consideration from a business combination that exceeds the value assigned to the net assets of the acquired businesses. We are required to periodically assess the recoverability of the carrying value of our goodwill at least annually during the fourth quarter of the fiscal year or whenever events or circumstances indicate a potential impairment. If the carrying amount of our single reporting unit exceeds its fair value, an impairment loss equal to the excess of carrying value over fair value is recorded.

We have no indefinite-lived intangible assets. Amortization expense related to our definite-lived intangible assets resulting from acquisitions is calculated based on the pattern of economic benefit expected to be generated from the use of that asset. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Revenue Recognition

In accordance with FASB ASC Topic No. 606, Revenue from Contracts with Customers, we recognize the sale of goods and services based on the five-step analysis of transactions as provided in Topic 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services.

We transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform customization services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. We also earn usage-based revenue on our platforms. Usage based revenue is generated based on active licenses used by our customer’s end customers, the provision of hosting services, revenue share based on media placements on our platform, and use of our cloud-based services. We recognize our usage-based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.

On February 12, 2020, we acquired certain assets from Circle Media Labs, Inc., including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third-party hosting service provider without significant cost. We also provide significant services that are required by the customer to ensure they have the utility of the license. As the license to the software solution and the services we provide are highly interrelated, we have concluded that the license and our services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on our customer’s continued use of the license and our services.

In April 2021, we acquired certain assets and liabilities from Avast plc and certain of its affiliates and all of the outstanding membership interests of its then subsidiary, Location Labs, LLC.  Acquired assets include the source code to Avast’s family safety mobile software solution and cloud-based services (a portion of which was acquired through a perpetual license grant), and the acquired subsidiary’s existing contracts for the solution with five customers. Each contract involves the grant of software licenses and provision of cloud-based services. We do not allow our customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that we provide, we consider the software license and the cloud-based services to be a single performance obligation.

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

We have received upfront payments from customers from services to be provided under our ViewSpot contracts. The advance receipts were deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure ad hoc targeted promotional content for our customers upon request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments  – Credit  Losses  (Topic  326)  – Measurement  of  Credit  Losses  on  Financial  Instruments, which replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement  of  the  allowance  for  credit  losses  to  be  based  on  a  broader  range  of  reasonable  and  supportable information for lifetime credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2022, and the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2021, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under an Equity Compensation Plan

The following table summarizes information as of December 31, 2021 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	110	$3.48	3,849
2005 Stock Option / Stock Issuance Plan (2)	70	4.84	—
Total	180	$4.03	3,849

(1)	The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015, and was subsequently amended and adopted on June 14, 2018 and June 9, 2020.
(2)	Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were canceled and no longer available for future issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of February 12, 2020, between the Registrant and Circle Media Labs Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020
2.2	Membership Interest and Asset Purchase Agreement, dated as of March 8, 2021, by and among the Registrant, Avast plc, Avast Technologies USA LLC and Location Labs, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on March 9, 2021

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

Exhibit No.	Title	Method of Filing
3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-95096 (P)

3.2.1	Certificate of Amendment of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2007

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.3	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.4	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the March SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.5	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the May SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.6	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the November SPA (defined below)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

4.7	Registration Rights Agreement, dated April 16, 2021, between the Registrant, Avast plc and AVG Technologies USA, LLC	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2021

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr., and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.3*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

Exhibit No.	Title	Method of Filing
10.3.1*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2018

10.3.2*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 9, 2020	Incorporated by reference to Exhibit 10.6.3 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021

10.3.3*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.3.4*	Form of Unrestricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021

10.4	Underwriting Agreement, dated March 10, 2021, between the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2021

10.5	Registration Rights Agreement, dated April 16, 2021, among the Company, Avast plc and AVG Technologies USA LLC	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2021

10.6*	Offer letter between the Company and Michael K. Fox	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2021

10.7*	Offer letter between the Company and James M. Kempton	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

(P) Paper Filing Exhibit

*denotes the management contracts and compensatory arrangements in which any director or named executive officer participates

(b)	Exhibits

The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 11, 2022	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2022	By: /s/ James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2022
William W. Smith, Jr.

/s/ James M. Kempton	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
James M. Kempton

/s/ Andrew Arno	Director	March 11, 2022
Andrew Arno

/s/ Thomas G. Campbell	Director	March 11, 2022
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 11, 2022
Steven L. Elfman

/s/ Samuel Gulko	Director	March 11, 2022
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 11, 2022
Gregory J. Szabo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Smith Micro Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity and cash flows, for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company primarily sells software solutions, cloud-based services and consulting services to major wireless network and cable operators.

Significant judgement is exercised by the Company in determining revenue recognition, and includes the following:

•

Determination of whether promised services are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.

•	Determination of prices for each distinct performance obligation, including for products and services sold separately.

•	Determination of the timing of when revenue is recognized for each distinct performance obligation either over time or at a point in time.

We identified revenue recognition as a critical audit matter because of the significant judgements required by management. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate whether revenue was appropriately recognized.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition included the following, among others:

•	We selected a sample of recorded revenue transactions and performed the following procedures:

o

Obtained customer source documents and agreed them against the respective contract, related amendments, if any, or Statement of Work, if applicable, for each selection, to test if the contractual terms of the agreement have been appropriately applied to each selection.

o	Evaluated management’s application of each step within the revenue accounting guidance and tested revenue recognition for specific performance obligations, including the allocation of pricing.

o	Tested the mathematical accuracy of management’s calculations of revenue and associated timing of revenue recognized in the financial statements.

Business combination – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company completed an acquisition accounted for as a business combination during fiscal 2021: Avast PLC’s Family Safety Mobile Business (“Avast”) for a total purchase price of $72.7 million, inclusive of contingent consideration.

Auditing the Company’s accounting for its acquisition of Avast was complex and involved auditor judgement and specialized skills due to the significant management estimation required in determining the fair value of intangible assets, which were valued and recorded at $38 million. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model and the sensitivity of the fair value to certain underlying significant assumptions, in particular, the projections of future revenue.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimated fair value of the intangible assets and contingent consideration included the following, among others:

•

Involvement of personnel with specialized valuation knowledge to assist us in the assessment of the valuation methodology and model used by the Company, and evaluating the assumptions used in the valuation, including royalty rates and discount rates.

•

Compared the revenue forecast assumptions to current industry, market and economic trends, assumptions used to value similar assets in other acquisitions, and to historical results of the acquired business.

•

Evaluated the reasonableness of management’s assumptions with regard to intangible assets amortization methods primarily through comparison to prior acquisitions and to guideline companies within the same industry.

/s/ SingerLewak LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California

March 11, 2022

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$16,078	$25,754
Accounts receivable, net of allowance for doubtful accounts of $2 and $10 at December 31, 2021 and 2020, respectively	10,590	12,347
Prepaid expenses and other current assets	1,988	1,189
Total current assets	28,656	39,290
Equipment and improvements, net	2,698	2,170
Right-of-use assets	5,710	5,785
Other assets	620	694
Intangible assets, net	42,631	12,698
Goodwill	35,041	12,266
Total assets	$115,356	$72,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,301	$2,282
Accrued payroll and benefits	4,055	2,867
Current operating lease liabilities	1,400	1,433
Other accrued liabilities	436	216
Deferred revenue	176	1,572
Total current liabilities	9,368	8,370
Non-current liabilities:
Operating lease liabilities	4,467	4,805
Deferred rent and other long-term liabilities	844	953
Deferred tax liability, net	117	59
Total non-current liabilities	5,428	5,817
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,259,390 and 41,232,804 shares issued and outstanding at December 31, 2021 and 2020, respectively	54	41
Additional paid-in capital	352,779	279,905
Accumulated comprehensive deficit	(252,273)	(221,230)
Total stockholders’ equity	100,560	58,716
Total liabilities and stockholders' equity	$115,356	$72,903

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues	$58,422	$51,300
Cost of revenues	12,698	5,190
Gross profit	45,724	46,110
Operating expenses:
Selling and marketing	11,581	9,096
Research and development	26,197	17,772
General and administrative	17,920	12,801
Change in fair value of contingent consideration	12,864	-
Amortization of intangible assets	8,100	2,920
Total operating expenses	76,662	42,589
Operating (loss) income	(30,938)	3,521
Non-operating income (expense):
Gain on sale of software products	—	711
Interest income, net	34	96
Other income (expense), net	76	(3)
(Loss) income before provision for income taxes	(30,828)	4,325
Provision for income tax expense	215	160
Net (loss) income	$(31,043)	$4,165

Net (loss) earnings per share:
Basic and diluted	$(0.61)	$0.10

Weighted average shares outstanding:
Basic	51,232	40,808
Diluted	51,232	42,764

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common stock		paid-in	comprehensive
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2019	38,476	$38	$274,041	$(225,395)	$48,684
Non-cash compensation recognized on stock options and ESPP	—	—	65	—	65
Restricted stock grants, net of cancellations	1,000	1	2,998	—	2,999
Cancellation of shares for payment of withholding tax	(309)	—	(1,440)	—	(1,440)
Employee stock purchase plan	6	—	19	—	19
Exercise of common stock warrants	2,047	2	4,194	—	4,196
Exercise of stock options	13	—	28	—	28
Net income	—	—	—	4,165	4,165
BALANCE, December 31, 2020	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	83	—	83
Restricted stock grants, net of cancellations	991	1	4,764	—	4,765
Cancellation of shares for payment of withholding tax	(385)	—	(2,220)	—	(2,220)
Employee stock purchase plan	10	—	37	—	37
Common shares issued in stock offering, net of offering costs	9,521	10	59,701	—	59,711
Common shares issued in connection with Avast acquisition, net	1,460	1	8,380	—	8,381
Exercise of common stock warrants	1,408	1	2,064	—	2,065
Exercise of stock options	21	—	65	—	65
Net loss	—	—	—	(31,043)	(31,043)
BALANCE, December 31, 2021	54,259	$54	$352,779	$(252,273)	$100,560

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net (loss) income	$(31,043)	$4,165
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,338	3,582
Non-cash rent expense	1,160	1,110
Change in fair value of contingent consideration	12,864	—
Gain on sale of software products	—	(711)
Provision for adjustments to accounts receivable and doubtful accounts	5	(60)
Provision for excess and obsolete inventory	(97)	—
Gain on disposal of fixed assets	(14)	—
Non-cash compensation related to stock options and restricted stock	4,848	3,064
Deferred income taxes	58	153
Change in operating accounts:
Accounts receivable	7,938	(1,269)
Prepaid expenses and other assets	(268)	(388)
Accounts payable and accrued liabilities	(16,309)	(1,906)
Deferred revenue	(1,396)	184
Net cash (used in) provided by operating activities	(12,916)	7,924
Investing activities:
Acquisitions, net	(56,865)	(13,500)
Proceeds from sale of software products	192	367
Capital expenditures	(830)	(1,323)
Purchase of equity instrument	—	(225)
Net cash used in investing activities	(57,503)	(14,681)
Financing activities:
Proceeds from exercise of common stock warrants	2,066	4,196
Payments related to contingent consideration	(1,136)	—
Proceeds from exercise of stock options	65	29
Proceeds from stock sale for employee stock purchase plan	37	18
Proceeds from common stock offering	59,711	—
Net cash provided by financing activities	60,743	4,243
Net decrease in cash and cash equivalents	(9,676)	(2,514)
Cash and cash equivalents, beginning of year	25,754	28,268
Cash and cash equivalents, end of year	$16,078	$25,754

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$84	$(173)

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$8,381	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless and cable service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.

Smith Micro’s solution portfolio is comprised of proven products that enable its customers to provide:

•	In-demand digital services that connect today’s digital lifestyle, including family location services, parental controls, and consumer IoT devices to mobile consumers worldwide;
•	Easy visual access to voice messages on mobile devices through visual voicemail and voice-to-text transcription functionality; and
•

Strategic, consistent, and measurable digital demonstration experiences that educate retail shoppers, create awareness of products and services, and drive in-store sales, and optimize retail experiences with actionable analytics derived from in-store customer behavior.

Basis of Presentation

The accompanying consolidated financial statements reflect the operating results and financial position of Smith Micro and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany amounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Foreign Currency Transactions

The Company has international operations resulting from current and prior year acquisitions. The countries in which the Company has a subsidiary or branch office are Serbia, Sweden, Portugal, Czech Republic, and Slovakia. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

Uncertain income tax positions and tax-related valuation allowances that are acquired in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date, with any adjustments to the preliminary estimates being recorded to goodwill if such adjustments occur within the 12-month measurement period. Subsequent to the end of the measurement period or the Company’s final determination of the value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the consolidated statement of operations and could have a material impact on results of operations and financial position.

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

As required by FASB ASC Topic No. 820, the Company measures its cash equivalents and short-term investments at fair value. The Company’s cash equivalents and short-term investments are classified within Level 1 by using quoted market prices utilizing market observable inputs.

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

As required by FASB ASC Topic No. 350, Intangibles – Goodwill and Other, for goodwill and other intangibles impairment analysis, Smith Micro may utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy.

As required by FASB ASC Topic No. 805, Business Combinations, the Company measures acquisition-related contingent consideration at fair value on a recurring basis and may include the use of significant unobservable inputs, and therefore, these liabilities represent Level 3 measurements within the fair value hierarchy.

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

Balance at January 1, 2021	$—
Contingent consideration	1,136
Change in fair value of contingent consideration	12,864
Contingent consideration payments	(14,000)
Balance, December 31, 2021	$-

During the year ended December 31, 2021, the Company recorded an increase in the fair value of the contingent consideration of $12.9 million and reported such increase in operating expenses. See Note 2 for additional information.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and money market funds. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Smith Micro sells its products worldwide. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers. The Company estimates credit losses and maintains an allowance for doubtful accounts based upon these estimates. While such credit losses have historically been within its estimated reserves, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If not, this could have an adverse effect on Smith Micro’s consolidated financial statements.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The

Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2021, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Impairment or Disposal of Long-Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred.

Goodwill and Intangible Assets

Goodwill represents purchase consideration from a business combination that exceeds the value assigned to the net assets of the acquired businesses. Smith Micro is required to periodically assess the recoverability of the carrying value of its goodwill at least annually during the fourth quarter of the fiscal year or whenever events or circumstances indicate a potential impairment. If the carrying amount of the Company’s single reporting unit exceeds its fair value, an impairment loss equal to the excess of carrying value over fair value is recorded.

The Company’s 2021 fourth quarter annual test included the assessment of qualitative factors to determine whether or not it was more likely than not that the fair value of Smith Micro’s single reporting unit was less than it’s carrying value. The qualitative assessment considered factors such as macroeconomic conditions, industry and market trends, cost factors, and overall financial performance, among others. In consideration of the totality of the qualitative factors assessed, based on the weight of the evidence no circumstances existed that would indicate that it was more likely than not that goodwill was impaired. There was no goodwill impairment recognized during the years ended December 31, 2021 or 2020.

The Company has no indefinite-lived intangible assets. Amortization expense related to the Company’s definite-lived intangible assets resulting from acquisitions is calculated based on the pattern of economic benefit expected to be generated from the use of that asset. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

Smith Micro transfers software licenses to its customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, the Company performs customization services to ensure the software operates within its customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the software license by the customer. The Company also earns usage-based revenue on its platforms. Usage based revenue is generated based on active licenses used by Smith Micro’s customer’s end customers, the provision of hosting services, revenue share based on media placements on Smith Micro’s platform and use of the Company’s cloud-based services. Smith Micro recognizes usage-based revenue when the Company has completed its performance obligation and has the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, the Company ratably recognizes revenue over the contract period when customers pay in advance of service delivery.

On February 12, 2020, the Company acquired certain assets from Circle Media Labs Inc. (“Circle”) (as further described in Note 2 below), including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third-party hosting service provider without significant cost. The Company also provides significant services that are required by the customer to ensure they have the utility of the license. As the license to the software solution and the services the Company provides are highly interrelated, the Company has concluded that the license and services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on the customer’s continued use of the license and the services.

In April 2021, Smith Micro acquired certain assets and liabilities from Avast plc and certain of its affiliates (“Avast”) and all of the outstanding membership interests of its then subsidiary, Location Labs LLC all related to its family safety mobile software business (“Family Safety Mobile Business”).  Acquired assets included the source code to Avast’s family safety mobile software solution and cloud-based services (a portion of which was acquired through a perpetual license grant), and the acquired subsidiary’s existing contracts for the solution with five customers. Each contract involves the grant of software licenses and provision of cloud-based services. Smith Micro does not allow its customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that are provided, the Company considers the software license and the cloud-based services to be a single performance obligation.

Smith Micro also provides consulting services to develop customer-specified functionality that are generally not on its software development roadmap. The Company recognizes revenue from its consulting services upon delivery and acceptance by the customer of its software enhancements and upgrades. For certain customers the Company provides maintenance and technology support services for which the customer either pays upfront or as the Company provides the services. When the customer pays upfront, the payments are recorded as contract liabilities and revenue is recognized ratably over the contract period as this is the Company’s stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

The Company receives upfront payments from customers from services to be provided under its ViewSpot® contracts. The advance receipts are deferred and subsequently recognized ratably over the contract period. Smith Micro also provides consulting services to configure ad hoc targeted promotional content for its customers upon request. These requests are driven by customers’ marketing initiatives and tend to be short term “bursts” of activity. These revenues are recognized upon delivery of the configured promotional content to the cloud platform. Smith Micro primarily sell its software solutions, cloud-based services and consulting services to major wireless network and cable operators.

The Company recognize sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. The Company evaluates the total amount of variable consideration expected to be earned by using the expected value method, as the Company believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations, and its best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company also generates the majority of its revenue on usage-based fees which are variable and depend entirely on customers’ use of perpetual licenses, transactions processed on the Company’s hosted environment, advertisement placements on the Company’s service platform, and activity on the Company’s cloud-based service platform.

The Company’s contracts with the MNO customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Smith Micro’s cloud-based service includes a software solution license integrated with cloud-based services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Since the Company does not allow its customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that the Company provides, Smith Micro considers the software license and the cloud services to be a single performance obligation. The Company provides the Circle software solution license together with highly integrated consulting services to generate the utility of the license to the customers. Since the software solution and consulting services provided are highly interrelated, Smith Micro consider the license and the consulting services to be a single performance obligation. The Company recognizes revenue associated with its MNO customers based on their active subscribers’ access and usage of Smith Micro’s software licenses and cloud-based services on Smith Micro’s platforms.

Smith Micro has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.

Principal and Agent Considerations

Smith Micro owns the Intellectual Property and retains ownership when the Company licenses its customized software solutions for use by its customers. The Company is a principal in these transactions and as such revenue is recognized with respect thereto on a gross basis.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement  of  the  allowance  for  credit  losses  to  be  based  on  a  broader  range  of  reasonable  and  supportable information for lifetime credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2022, and the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the past seven quarters, the Company saw a reduction in the number of SafePath® platform subscribers compared to March 2020 and customer decision delays regarding the ViewSpot® platform, which the Company believes were driven by the COVID-19 related economic slowdown. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

As the impact of the COVID-19 pandemic on the economy and the Company’s operations continues to evolve, the Company will continue to monitor the impact on the Company’s operations and, if needed, postpone non-essential capital expenditures, reduce operating costs, and substantially reduce discretionary spending.

2. Acquisitions

Avast Family Safety Mobile Business

On April 16, 2021, the Company acquired substantially all the assets and assumed certain specified liabilities related to Avast and its subsidiaries’ family safety mobile software business (the “Family Safety Mobile Business”), including all of the outstanding membership interests of Location Labs, LLC, pursuant to a Membership Interest and Asset Purchase Agreement (the “Purchase Agreement”).

The following table summarizes the consideration paid for the Family Safety Mobile Business in 2021 (in thousands):

Fair value of assets acquired	$74,818
Fair value of liabilities assumed	2,085
Total purchase price	$72,733

Components of purchase price:
Cash	$63,216
Common stock	8,381
Contingent consideration	1,136
Total purchase price	$72,733

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Cash	$6,351
Accounts receivable	6,225
Prepaid expenses	513
Fixed assets	921
Intangible assets	38,033
Goodwill	22,775
Total assets	$74,818
Liabilities:
Accounts payable	$392
Accrued payroll and benefits	1,662
Accrued expenses	31
Total liabilities	$2,085
Total purchase price	$72,733

The Purchase Agreement included an earn-out provision that provided for additional future payments to Avast aggregating up to $14.0 million. Approximately $1.1 million of the earn-out consideration was included in the original purchase price allocation and valued based upon a percentage of the projected revenue stream from a specified contract utilizing a discounted cash flow method. During the third quarter of 2021, the Company recorded the remaining $12.9 million as a charge to operating expenses due to a contract extension becoming probable with a given customer designated in the earn-out provision, resulting in an increase in the contingent consideration due to Avast. Approximately $13.7 million in contingent consideration was included within “other accrued liabilities” in the consolidated balance sheet as of September 30, 2021. In November 2021, the remainder of the earn-out was paid in full and no further earn-out payments will be due in the future.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Family Safety Mobile Business. The goodwill is expected to be deductible for income tax purposes.

Approximately $19.7 million in revenues and $6.2 million in cost of revenues from the Family Safety Mobile Business are included in the consolidated statement of operations for the period from April 16, 2021, through December 31, 2021.

Unaudited pro forma results of operations for the years ended December 31, 2021 and 2020 are included below as if the acquisition of the Family Safety Mobile business occurred on January 1, 2020. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the Family Safety Mobile Business been acquired at the beginning of 2020, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Revenues	$67,654	$87,908
Net (loss) income	(16,304)	4,046
Earnings per share:
Basic	$(0.30)	$0.08
Diluted	$(0.30)	$0.08

The purpose of the Family Safety Mobile Business acquisition was to acquire a portfolio of mobile family safety services including location features, content filtering and screen time management, cementing Smith Micro as a leader in delivering mobile family safety software solutions to wireless carriers and to further expand Smith Micro’s white-label digital safety solutions, positioning the Company as a leading family safety software-as-a-service provider globally while adding critical headcount in the U.S. and Europe.

Circle Operator Business

On February 12, 2020, the Company acquired the operator business of Circle Media Labs Inc. (“Circle”) pursuant to a certain Asset Purchase Agreement by and between the Company and Circle.

The following table summarizes the consideration paid for the Circle acquisition in 2020 (in thousands):

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

The purpose of the transaction was to acquire certain assets related to the Circle operator business, including two new customer contracts and a source code license to Circle’s then deployed parental control software and related technology. All of the goodwill acquired as a part of this transaction is deductible for tax purposes.

3. Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2021	2020
Computer hardware, software, and equipment	$10,531	$9,814
Leasehold improvements	3,378	2,959
Office furniture and fixtures	803	714
Construction in progress	13	24
	14,725	13,511
Less accumulated depreciation and amortization	(12,027)	(11,341)
Equipment and improvements, net	$2,698	$2,170

Depreciation and amortization expense on equipment and improvements was $1.2 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

4. Goodwill and Intangible Assets

The following table sets forth the Company’s acquired intangible assets by major asset class as of December 31, 2021 and December 31, 2020 (in thousands, except for useful life data):

		December 31, 2021
	Useful life (years)	Gross	Additions	Accumulated amortization	Net book value before impairment	Impairment charges	Net book value
Purchased technology	4-10	$5,400	$8,129	$(3,764)	$9,765	$—	$9,765
Customer relationships	3-14	3,975	23,985	(2,816)	25,144		25,144
Customer contracts	6	7,000	—	(2,976)	4,024	$(1,465)	2,559
Software License	10	—	5,419	(793)	4,626	$—	4,626
Trademarks/trade names	2	38	—	(38)	—	$—	—
Non-compete	3	283	—	(196)	87	$—	87
Support agreement	0.5-1	369	500	(869)	—	$—	—
Patents	7	600	—	(150)	450	$—	450
Total		$17,665	$38,033	$(11,602)	$44,096	$(1,465)	$42,631

		December 31, 2020
	Useful life (years)	Gross	Additions	Accumulated amortization	Net book value before impairment	Impairment charges	Net book value
Purchased technology	4-8	$2,518	$2,882	$(1,612)	$3,788	$—	$3,788
Customer relationships	3-10	3,975	—	(1,158)	2,817	(411)	2,406
Customer contracts	6	—	7,000	(1,242)	5,758	—	5,758
Trademarks/trade names	2	38	—	(38)	—	—	—
Non-compete	3	51	232	(119)	164	—	164
Support agreement	1	—	369	(323)	46	—	46
Patents	7	—	600	(64)	536	—	536
Total		$6,582	$11,083	$(4,556)	$13,109	$(411)	$12,698

Intangible assets amortization expense was $8.1 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

Future amortization expense related to intangible assets as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$6,311
2023	5,874
2024	5,635
2025	5,402
2026	5,007
thereafter	14,402
Total	$42,631

During the first quarter of 2021, the Company received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business in February 2020, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, Smith Micro continues to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million, which was being amortized over the customer contract term and is amortizing the remaining $0.3 million over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “amortization of intangible assets” in the consolidated statements of operations during the year ended December 31, 2021 and is amortizing the remaining $0.4 million over the remaining service period.

Smith Micro reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The annual impairment testing date is December 31. Recoverability of goodwill is determined by comparing the estimated fair value of reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. Smith Micro determined that there was not any impairment of the Company’s goodwill at December 31, 2021 and 2020.

5.  Equity Transactions

Common Stock Offering

On March 15, 2021, the Company completed a registered public offering (“Offering”), wherein a total of 9,520,787 shares of the Company’s common stock were issued at a purchase price of $6.85 per share, for a total purchase price of $65.2 million. The Offering raised net cash proceeds of approximately $59.7 million after deducting the underwriting discount and fees and expenses of the Offering. The Company used the net cash proceeds from the Offering to fund, in part, the acquisition of the Family Safety Mobile Business completed on April 16, 2021 (see Note 2 for additional information).

Warrants

The Company issued warrants to purchase shares of Common Stock in connection with registered direct offerings completed in 2017 and 2018. As of December 31, 2021 and 2020, there were approximately 2.0 million and 3.7 million warrants outstanding, respectively, with exercise prices ranging from $1.16 to $2.38 per share. These warrants expire in 2022 and 2023.

6. Income Taxes

(Loss) income before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(31,301)	$4,213
Foreign	473	112
Total (loss) income before provision for income taxes	$(30,828)	$4,325

A summary of the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$(133)
State	5	6
Foreign	152	134
Total current	157	7
Deferred:
Federal	24	155
State	35	24
Foreign	(1)	(26)
Total deferred	58	153
Total income tax expense	$215	$160

A reconciliation of the provision for income taxes to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.3	2.7
Equity compensation	0.4	(1.8)
International tax items	0.1	(0.1)
Foreign taxes	(0.5)	2.5
State NOL true-up	1.2	2.5
Miscellaneous	(0.4)	1.3
Effect of change in rate	0.8	3.5
Change in valuation allowance	(27.6)	(27.9)
	(0.7)%	3.7%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred income tax assets
Net operating loss carry forwards	$47,204	$42,127
Credit carry forwards	3,027	3,027
Fixed assets	84	116
Intangibles	6,259	3,346
Equity-based compensation	208	343
Nondeductible accruals	532	365
Various reserves	-	23
Deferred rent	33	94
Other	7	2
Valuation allowance	(57,346)	(49,405)
Total deferred income taxes - net	8	38
Deferred income tax liabilities
Foreign intangibles	-	(1)
Unrealized translation gain/loss	(45)	3
Prepaid expenses	(80)	(99)
Total deferred income liabilities	(125)	(97)

Net deferred income tax (liabilities)	$(117)	$(59)

The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $180.3 million and $148.6 million, respectively, at December 31, 2021, to reduce future cash payments for income taxes. The federal NOL carryforwards generated prior to 2018 will expire from 2024 through 2037 and state NOL carryforwards will expire 2018 through 2041. Federal NOL carryforwards generated in 2018 and thereafter have no expiration date.

The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2021. These tax credits will begin to expire in 2028.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

At December 31, 2021 and 2020, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.

The Company’s gross unrecognized tax benefits as of December 31, 2021 and 2020 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$428	$428
Other	(16)	—
Gross unrecognized tax benefits, ending balance	$412	$428

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a three-year historical cumulative loss as of the end of fiscal 2021. In addition, the Company was also in a loss for fiscal year 2017 and 2018. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2021 (as described above), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2021, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $57.3 million at December 31, 2021. The valuation allowance on deferred tax assets decreased by $7.9 million and $1.0 million in 2021 and 2020, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, however during 2021 and 2020, the Company did not recognize any interest or penalties. The cumulative interest and penalties at December 31, 2021 and 2020 were $0. The Company does not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of December 31, 2021, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2021, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

For financial reporting purposes, income before provision for income taxes for the Company’s foreign subsidiaries was $0.5 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Smith Micro does not provide for U.S. taxes on its unremitted earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S.

The 2017 Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2021 is $0.3 million.

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

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(31,043)	$4,165
Denominator:
Weighted average shares outstanding - basic	51,232	40,808
Potential common shares - options (treasury stock method)	—	1,956
Weighted average shares outstanding - diluted	51,232	42,764
Shares excluded (anti-dilutive)	1,324	98
Net (loss) earnings per common share:
Basic and diluted	$(0.61)	$0.10

8. Employee Benefit Plans

The Company offers its employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

9. Stock-Based Compensation

Stock Plans

On June 18, 2015, Smith Micro’s stockholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”) and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were approved by its stockholders on June 14, 2018 and June 9, 2020.  The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. All outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 9,625,000 shares.

The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate, and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period of 12 to 48 months.

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

Valuation of Stock Option and Restricted Stock Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2021 and 2020, using the Black-Scholes option pricing model, were as follows:

	Year Ended December 31,
	2021	2020
Weighted average grant date fair value of stock options	$5.94	$2.93
Assumptions
Risk-free interest rate (weighted average)	0.87%	0.44%
Expected dividend yield	—	—
Weighted average expected life (years)	6.2	6.2
Volatility (weighted average)	74.5%	80.8%
Forfeiture rate	12.0%	12.0%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future. The weighted average expected life is the vesting period for those options granted during that period. The average volatility is based on the actual historical volatility of the Company’s common stock. The forfeiture rate was based on modified employee turnover.

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

	September 30,	March 31,	September 30,	March 31,
Offering Period Ended	2021	2021	2020	2020
Shares purchased for offering period	5,360	4,668	4,184	1,536
Fair value per share	$1.90	$1.25	$1.75	$2.28
Assumptions
Risk-free interest rate (average)	0.05%	0.12%	0.29%	1.84%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	44.6%	47.1%	86.8%	86.3%

Compensation Costs

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of sales	$1	$—
Sales and marketing	901	549
Research and development	965	559
General and administrative	2,981	1,956
Total non-cash stock compensation expense	$4,848	$3,064

As of December 31, 2021, there was $9.0 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan. At December 31, 2021, there were 3.8 million shares available for future grants under the 2015 OEIP Plan.

Stock Options

A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2021 and 2020 and the activity during the years ended herein are as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	205	$3.95
Granted	20	$5.94		$-
Exercised	(21)	$3.12		$55
Forfeited	(8)	$2.99		$20
Expired	(2)	$16.28		$-
Outstanding as of December 31, 2021	194	$3.95	4.9	$218
Vested and expected to vest at December 31, 2021	181	$4.03	4.9	$211
Exercisable as of December 31, 2021	140	$4.04	3.6	$163

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2021 and 2020, and the activity during years ended therein, are as follows (in thousands, except weighted average grant date fair value):

		Weighted average
	Number	grant date
	of shares	fair value
Unvested at December 31, 2019	1,559	$1.98
Granted	1,000	$6.40
Vested	(857)	$2.99
Canceled and forfeited	—	$-
Unvested at December 31, 2020	1,702	$4.07
Granted	1,287	$7.02
Vested	(1,027)	$4.47
Canceled and forfeited	(295)	$5.60
Unvested at December 31, 2021	1,667	$5.83

10. Revenues

Performance Obligations

CommSuite® and Netwise® Revenue

Smith Micro sells its software solutions to major wireless network and cable operators. For CommSuite and Netwise products, the Company may provide customization services for a fee to ensure the Company’s software solution can operate on the customer’s operating platforms and the operating platform of the mobile devices of Smith Micro’s customer’s end users. In addition, since the mobile device OEMs change their operating systems regularly, Smith Micro provides maintenance services to ensure utility of the software license is not diminished for the Company’s customers. Smith Micro considers the customization services, the software license, and maintenance services to maintain the utility of the software license for its customers as a single performance obligation. The Company provides the perpetual license on a royalty free basis. Revenue related to customization services, if charged, is recognized at a point in time upon delivery and acceptance of the customized software license by the customer.

To support the CommSuite and Netwise solutions, Smith Micro also provides customers with its hosted environment and Application Service Provider (“ASP”) services for the duration of the license term. The Company considers the provision of these services to be a separate performance obligation. In these transactions, the total consideration expected is variable. The Company does not estimate when the variable consideration will be recognized because the License Usage Based Fees, Hosting Service Fees and ASP Advertising Fees relate specifically to the Company’s efforts to transfer the services for a specified period (month or quarter) which are distinct from the services provided in other specified periods. Smith Micro’s customer’s or the customer’s end customer’s usage occurs within the defined period, and the variability of Smith Micro’s license, hosting and ASP fees is resolved in the specified period, and such fees earned are not subject to adjustment based on the activity in other periods.

Smith Micro earns revenue from these services on a fixed fee per perpetual license usage on its hosted environment and advertising revenue share for advertisements placed by its customers on the Company’s platform.  The usage fees are not earned until Smith Micro transfers its software license to its customers. The Company recognizes the usage-based fees when it is entitled to the consideration earned for the distinct service period based on its customer’s usage of its licenses, hosting services, and ASP advertising platform (“hosted environment usage fees”).

SafePath Cloud Based Services

Smith Micro’s SafePath solution is a hybrid Software as a Service (“SaaS”) offering. The Company considers the provision of the perpetual license and the cloud-based platform as a single performance obligation. The Company provides the perpetual license on a royalty free basis and earns revenue based on a fixed fee usage of its cloud-based services. Smith Micro recognizes the usage-based fees when it is entitled to the consideration earned for the distinct service period based on its customer’s usage of its cloud-based services.

Smith Micro acquired certain assets from Circle, including a source code license to Circle’s parental control software solution and two customer contracts. Pursuant to these contracts, the customer parties thereto license the parental control software solution for distribution to their respective subscribers in designated markets. In each case, the contracts allow the customer to take possession of the software solution and to host it on their platform or with an independent third-party hosting service provider without significant cost. Smith Micro also provide significant services that are required by the customer to ensure they have the utility of the software license. As the license to the software solution and the services the Company provides are highly interrelated, Smith Micro has concluded that the license and its services are a single performance obligation. The license fee is earned and recognized on a pro-rata basis over the contract term based on the customer’s continued use of the license and the Company’s services

ViewSpot Cloud Based Services

ViewSpot product is a cloud-based platform that its MNO customers use to display its promotional content to mobile devices being sold in its retail outlets. Using this solution, the MNOs have the ability to promote specific mobile devices in targeted geographic retail locations and monitor the efficacy of the promotions and the mobile device user’s behavior to the targeted advertising. Smith Micro sells a royalty free license, consulting services to configure the advertising content so that it can be displayed on targeted mobile devices, and cloud-based services to serve the advertising content and capture end consumer’s behavior on the mobile device. ViewSpot services depend on a significant level of integration, interdependency, and interrelation between the on-premise applications, consulting services and the cloud services, and are accounted for together as a single performance obligation. The ViewSpot services are sold on a fixed fee basis to Smith Micro’s customers based on pre-defined purchase order. Since Smith Micro is obligated to provide the required services over the contract period, the revenue is recognized over time.

From time to time, the Company also provides consulting services to configure ad hoc targeted promotional content for Smith Micro’s customers upon request. These requests are driven by the customers’ marketing initiatives and tend to be short term “bursts” of activity. Smith Micro recognizes revenues from these ad hoc services at a point in time which is upon delivery of the configured promotional content to the cloud platform.

Consulting Services and Other

Smith Micro has developed a roadmap for adding new functionality to its wireless products to extend the product lifecycle and expand its customer’s use of the product on their networks. From time to time, the Company enters into consulting services arrangements with its customers to develop incremental functionality not included on the developmental roadmap. The Company earns revenue from these consulting services that is recognized at the time of delivery of the software when the services have been completed and control has been transferred to the customers.

The Company also enters into arrangements with certain customers to provide technology support services beyond the initial warranty period.  Technology support services include e-mail and telephone support and unspecified rights to bug fixes available on a when-and-if available basis. Smith Micro considers the provision of such technology support services to be a separate performance obligation which is generally billed in advance for a fixed term and recognized as revenue ratably over the contractual term as the Company performs its services.

In 2020 and prior, Smith Micro sold off-the-shelf Graphics software products directly to end users as well as through its distribution and reseller channel partners. These products required no customization and minimal post-sale technology support services. The Company recognized revenue from software sales at the time it transferred control of the product to the customer. This occurred upon shipment of the product or when the customer downloaded the software from the Company’s website or website of Smith Micro’s distributor and resellers partners. In some instances, Smith Micro consigned its software products to a distributor or reseller. In those instances, Smith Micro recognized revenue when the end consumer takes control of the product.  Smith Micro offered a 30 day return policy to its customers and a return reserve was established at the time revenue was recorded.  The Company reviewed available retail channel information and made a determination of a return provision for sales made to distributors and retailers based on current channel inventory levels and historical return patterns. The return reserve was monitored and adjusted based on actual experience. Historically, returns were insignificant.

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly, and annually billed service fees and prepayments made by customers for a future period. Smith Micro recognizes revenue upon transfer of control. As of December 31, 2021 and 2020, the Company’s total deferred revenue balance was $0.2 million and $1.6 million, respectively, of which $0.1 and $1.5 million, respectively, were related to the acquisition of the Circle operator business.

As discussed in Note 4, during the first quarter of 2021, Smith Micro received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, Smith Micro continues to deliver wind-down services under the contract. While the terms of the contract allow for a wind-down period of up to two years post termination, the Company expects to continue services under this contract through 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million which was being amortized over the customer contract term with the remaining $0.3 million being amortized over the remaining service period. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “amortization of intangible assets” in the consolidated statements of operations during the year ended December 31, 2021 with the remaining $0.4 million being amortized over the remaining service period.

Costs to Obtain a Customer Contract

The Company generally pays sales commissions to its sales force, which are incremental and recoverable costs of acquiring contracts. In most instances, sales commissions are only paid when the Company earns usage-based fees on the contracts. The commission obligation is established each quarter based on the usage-based fees earned. The commission obligation is not adjusted by future usage-based fees earned, that is each period is discrete from the other. As a result of the structure of the commission plan, Smith Micro records the commission expense when the commission obligation is determined, which is generally quarterly.

Certain provisions of the sales commission plan incentivize and recognize the efforts of eligible participants to earn commissions on future revenue generated on new contracts, sale of a new product to an existing contract, or sale of a product to a different group within an existing customer. The sales commissions are tiered based on the opportunity size. Sales commissions paid under these provisions of the sales commission plan are incremental contract acquisition costs, and accordingly are recorded as a deferred contract asset that is amortized on a straight-line basis over the average contract life of the new, renewed, and modified contract.

Costs to Fulfill a Customer Contract

The Company incurs costs to fulfill obligations under a contract which are recognized as the Company fulfills its performance obligation and recognizes revenue. Where the Company provides services and earns revenue over the contract term based on usage of Smith Micro’s platforms, the associated fulfillment costs are recognized as they are incurred and as usage-based revenue is recognized.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2021	2020
License and service fees	$3,730	$3,575
Hosted environment usage fees	13,770	18,209
Cloud based usage fees	38,415	25,973
Consulting services and other	2,507	3,543
Total revenues	$58,422	$51,300

11. Commitments and Contingencies

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

Operating lease cost consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Lease cost, gross	$2,297	$2,254
Sublease income	(603)	(603)
Total lease cost, net	$1,694	$1,651

Operating lease assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Right-of-use assets	$5,710	$5,785

Current lease liabilities	$1,400	$1,433
Long-term lease liabilities	4,467	4,805
Total lease liabilities	$5,867	$6,238

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2021
2022	$1,710
2023	1,697
2024	1,533
2025	1,175
2026	487
Total lease payments	6,602
Less imputed interest	(735)
Present value of lease liabilities	$5,867

13. Segment, Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes the SafePath, CommSuite, and ViewSpot families of products.

The Company does not separately allocate operating expenses to these product lines, nor does it allocate specific assets. Therefore, product line information reported includes only revenues.

The following table presents the Wireless revenues by product line (in thousands):

	Year Ended December 31,
	2021	2020
CommSuite	$13,717	$18,163
SafePath	40,981	28,027
ViewSpot	3,558	4,239
Netwise	117	151
Other	49	91
Total wireless revenues	$58,422	$50,671

Concentration Information

For the year ended December 31, 2021, the Company’s top two customers, accounting for over 10% of revenues, made up 56% and 24% of revenues and 42% and 27% of accounts receivable, respectively. Two service providers with more than 10% of purchases accounted for 36% and 13% of purchases in the year, totaling 15% and 0% of accounts payable, respectively. For the year ended December 31, 2020, one customer, accounting for over 10% of revenues, made up 81% of revenues and 91% of accounts receivable, and one service provider with more than 10% of purchases totaled 10% of accounts payable.

The Company’s major customers could reduce their orders of the Company’s products in favor of a competitor's product or for any other reason. The loss of these major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on Smith Micro’s business.

Geographical Information

During the years ended December 31, 2021 and 2020, the Company operated in three geographic locations: the Americas, EMEA (Europe, the Middle East, and Africa), and Asia Pacific. Revenues attributed to the geographic location of the customer’s bill-to address were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Americas	$55,322	$49,349
EMEA	3,024	1,930
Asia Pacific	76	21
Total revenues	$58,422	$51,300

14. Gain on Sale of Software Products

In December 2020, pursuant to an Asset Purchase Agreement entered in the same month, the Company sold certain assets of its Moho and Motion Artist animation software products to Lost Marble LLC and recorded a gain on the transaction in the amount of approximately $0.7 million, which is presented as Other Income in the consolidated statements of operations.

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