Form 10-Q
period 2022-03-31
SMITH MICRO SOFTWARE, INC.
filed 2022-05-05
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35525

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

As of April 27, 2022, there were 55,164,084 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,831	$16,078
Accounts receivable, net of allowance for doubtful accounts and other adjustments of $3 and $2 (2022 and 2021, respectively)	12,058	10,590
Prepaid expenses and other current assets	2,197	1,988
Total current assets	24,086	28,656
Equipment and improvements, net	2,407	2,698
Right-of-use assets	5,372	5,710
Other assets	616	620
Intangible assets, net	40,987	42,631
Goodwill	35,041	35,041
Total assets	$108,509	$115,356
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,148	$3,301
Accrued payroll and benefits	4,026	4,055
Current operating lease liabilities	1,401	1,400
Other accrued liabilities	722	436
Deferred revenue	45	176
Total current liabilities	9,342	9,368
Non-current liabilities:
Operating lease liabilities	4,072	4,467
Deferred rent	795	844
Deferred tax liabilities, net	117	117
Total non-current liabilities	4,984	5,428
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 55,155,755 and 54,259,390 shares issued and outstanding (2022 and 2021, respectively)	55	54
Additional paid-in capital	353,403	352,779
Accumulated comprehensive deficit	(259,275)	(252,273)
Total stockholders’ equity	94,183	100,560
Total liabilities and stockholders' equity	$108,509	$115,356

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues	$12,735	$11,381
Cost of revenues	3,637	1,545
Gross profit	9,098	9,836
Operating expenses:
Selling and marketing	2,985	2,244
Research and development	7,402	4,873
General and administrative	4,045	3,658
Amortization of intangible assets	1,645	2,298
Total operating expenses	16,077	13,073
Operating loss	(6,979)	(3,237)
Other income (expense):
Interest (expense) income, net	(4)	8
Other income, net	—	4
Loss before provision for income taxes	(6,983)	(3,225)
Provision for income tax expense	19	—
Net loss	$(7,002)	$(3,225)

Loss per share:
Basic and diluted	$(0.13)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	54,501	43,368

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2021 (audited)	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and ESPP	—	—	21	—	21
Restricted stock grants, net of cancellations	1,005	1	1,044	—	1,045
Cancellation of shares for payment of withholding tax	(121)	—	(474)	—	(474)
Employee stock purchase plan	7	—	19	—	19
Exercise of stock options	6	—	14	—	14
Net loss	—	—	—	(7,002)	(7,002)
BALANCE, March 31, 2022 (unaudited)	55,156	$55	$353,403	$(259,275)	$94,183

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2020 (audited)	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	18	—	18
Restricted stock grants, net of cancellations	970	1	997	—	998
Cancellation of shares for payment of withholding tax	(121)	—	(824)	—	(824)
Employee stock purchase plan	4	—	15	—	15
Common shares issued in stock offering, net of offering costs	9,521	10	59,888	—	59,898
Exercise of common stock warrants	33	—	40	—	40
Exercise of stock options	6	—	19	—	19
Net loss	—	—	—	(3,225)	(3,225)
BALANCE, March 31, 2021 (unaudited)	51,646	52	340,058	(224,455)	115,655

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(7,002)	$(3,225)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,998	2,497
Non-cash lease expense	338	307
Provision for doubtful accounts and other adjustments to accounts receivable	5	(3)
Provision for excess and obsolete inventory	—	(97)
Stock based compensation	1,065	1,016
Changes in operating accounts:
Accounts receivable	(1,472)	4,018
Prepaid expenses and other assets	(218)	381
Accounts payable and accrued liabilities	(1,172)	(649)
Deferred revenue	(131)	(545)
Net cash (used in) provided by operating activities	(6,589)	3,700
Investing activities:
Capital expenditures	(63)	(190)
Other investing activities	12	11
Net cash used in investing activities	(51)	(179)
Financing activities:
Proceeds from common stock offering, net of offering expenses	—	59,898
Proceeds from exercise of common stock warrants	—	40
Proceeds from financing arrangements	541	—
Repayments of financing arrangements	(181)	—
Other financing activities	33	34
Net cash provided by financing activities	393	59,972
Net (decrease) increase in cash and cash equivalents	(6,247)	63,493
Cash and cash equivalents, beginning of period	16,078	25,754
Cash and cash equivalents, end of period	$9,831	$89,247

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41	$23

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of March 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022.

Intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior period consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of the current year period.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.

3. Credit Facility

On March 31, 2022, the Company and its wholly-owned subsidiary, Smith Micro Software, LLC, as co-borrowers entered into a credit agreement with Wells Fargo Bank, National Association providing for a $7.0 million secured revolving credit facility (the “Credit Facility”) that can be utilized to finance the Company’s working capital requirements and other general corporate purposes, and of which up to $0.5 million is available for letters of credit.

The Credit Facility will mature on March 31, 2023. The loans under the Credit Facility bear interest at the secured overnight financing rate plus 2%. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty. The Credit Facility is secured by substantially all of the property of the borrowers.

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type, including negative covenants that, among other things, limit the ability of the borrowers to incur liens, limit the ability of the borrowers to make certain fundamental changes and limit the ability of the borrowers to incur other indebtedness, in each case subject to exceptions and qualifications. The Credit Facility also contains a current asset coverage ratio covenant for any quarter in which the Credit Facility has an outstanding balance. This covenant requires the ratio of (i) the sum of cash plus marketable securities, plus accounts receivable to (ii) the principal balance outstanding of the Credit Facility to not be less than 2.0 to 1.0. As of March 31, 2022, there were no borrowings outstanding under the Credit Facility.

4. Goodwill and Intangible Assets

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually on December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at March 31, 2022 and December 31, 2021.

The components of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2022				December 31, 2021
	(unaudited, in thousands, except for useful life data)				(audited, in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(4,288)	$9,241	8	$13,529	$(3,764)	$9,765
Customer relationships	13	27,960	(3,337)	24,623	13	27,960	(2,816)	25,144
Customer contracts	2	7,000	(4,810)	2,190	2	7,000	(4,441)	2,559
Software license	8	5,419	(983)	4,436	9	5,419	(793)	4,626
Non-compete	1	283	(215)	68	1	283	(196)	87
Patents	5	600	(171)	429	5	600	(150)	450
Total		$54,791	$(13,804)	$40,987		$54,791	$(12,160)	$42,631

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately 10 years as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, estimated amortization expense for the remainder of 2022 and thereafter was as follows:

Year Ending December 31,	Amortization Expense
(unaudited, in thousands)
2022	$4,666
2023	5,874
2024	5,635
2025	5,402
2026	5,007
2027 and thereafter	14,403
Total	$40,987

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

The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands, except per share amounts)
Numerator:
Net loss	$(7,002)	$(3,225)
Denominator:
Weighted average shares outstanding – basic	54,501	43,368
Potential common shares – options / warrants (treasury stock method)	—	—
Weighted average shares outstanding – diluted	54,501	43,368

Shares excluded (anti-dilutive)	1,024	2,559

Net loss per common share:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)

6. Stock-Based Compensation

Stock Plans

During the three months ended March 31, 2022, the Company granted 1.2 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended (the “2015 Plan”). As of March 31, 2022, there were approximately 2.6 million shares available for future grants under the Company’s 2015 Plan.

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

The Company recognizes sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. The Company evaluates the total amount of variable consideration expected to be earned by using the expected value method, as the Company believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations, and its best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company also generates the majority of its revenue on usage-based fees which are variable and depend entirely on customers’ use of perpetual licenses, transactions processed on the Company’s hosted environment, advertisement placements on the Company’s service platform, and activity on the Company’s cloud-based service platform.

The Company’s contracts with the mobile network operator (“MNO”) customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Smith Micro’s cloud-based service includes a software solution license integrated with cloud-based services. Since the Company does not allow its customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that the Company provides, Smith Micro considers the software license and the cloud services to be a single performance obligation. The Company provides the license to the software solution that it acquired from Circle Media Labs Inc. in 2020 together with highly integrated consulting services to generate the utility of the license to the customers. Since the software solution and consulting services provided are highly interrelated, Smith Micro consider the license and the consulting services to be a single performance obligation. The Company recognizes revenue associated with its MNO customers based on their active subscribers’ access and usage of Smith Micro’s software licenses and cloud-based services on Smith Micro’s platforms.

Smith Micro has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands)
License and service fees	$828	$1,587
Hosted environment usage fees	1,429	4,141
Cloud based usage fees	9,878	4,963
Consulting services and other	600	690
Total revenues	$12,735	$11,381

8. Segment, Customer Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes the SafePath®, CommSuite®, and ViewSpot® families of products.

The Company does not separately allocate operating expenses to these product lines, nor does it allocate specific assets. Therefore, product line information reported includes only revenues.

The following table presents the Wireless revenues by product line:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands)
SafePath	10,366	6,267
CommSuite	1,429	4,128
ViewSpot	935	930
Other	5	56
Total wireless revenues	$12,735	$11,381

Customer Concentration Information

The Company has certain customers whose revenues individually represented 10% or more of the Company’s total revenues, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

For the three months ended March 31, 2022 three customers with over 10% of revenues made up 40%, 37%, and 10% of revenues. For the three months ended March 31, 2021, three customers with over 10% of revenues made up 71%, 10%, and 10% of revenues.

As of March 31, 2022, four customers accounted for 36%, 35%, 12%, and 11% of accounts receivable, and as of March 31, 2021, two customers accounted for 61% and 19% of accounts receivable.

Geographical Information

During the three months ended March 31, 2022 and 2021, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands)
Americas	$12,193	$10,144
EMEA	542	1,237
Total revenues	$12,735	$11,381

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

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in connection with certain transactions. These include: indemnities to the Company’s customers pursuant to contracts for the Company’s products and services, including indemnities with respect to intellectual property, confidentiality and data privacy; indemnities to various lessors in connection with facility leases for certain claims arising from use of such facility or under such lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.

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

Operating lease cost consists of the following:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands)
Lease cost	$434	$558
Sublease income	(18)	(151)
Total lease cost	$416	$407

The maturity of operating lease liabilities is presented in the following table:

As of March 31, 2022
(unaudited, in thousands)
2022	$1,261
2023	1,687
2024	1,526
2025	1,168
2026	481
Total lease payments	6,123
Less imputed interest	(650)
Present value of lease liabilities	$5,473

Additional information relating to the Company’s operating leases follows:

As of March 31, 2022
(unaudited)
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	6.2%

11. Income Taxes

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a three-year historical cumulative loss as of the end of fiscal 2021. In addition, the Company was also in a loss for fiscal 2017 and 2018. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of December 31, 2021, and after consideration of the Company’s cumulative loss position as of December 31, 2021, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $57.3 million as of March 31, 2022.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of December 31, 2021, the company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration given that the majority of our sales currently depend on a few large client relationships;
•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers, their ability to attract customers, and their willingness to promote our products;
•	our ability to hire and retain key personnel;
•	the possibility of security and privacy breaches in our systems and in the third-party software and/or systems that we use, damaging client relations and inhibiting our ability to grow;
•	failure to realize the expected benefits of recent acquisitions;
•	interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
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

•	those additional factors which are listed under Item 1A of Part I of our Annual Report filed with the SEC on March 11, 2022 under the caption “RISK FACTORS.”

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

In the first quarter of 2022, we increased revenues by 12% to $12.7 million compared to the first quarter of 2021, driven by the 64% increase in revenues in our family safety product line resulting from our acquisition of the family safety mobile business formerly operated by Avast plc and certain of its subsidiaries (the “Family Safety Mobile Business”) in April 2021, partially offset by a decrease in the number of SafePath subscribers at Sprint, now owned by T-Mobile US, as the carrier has accelerated its efforts to migrate legacy Sprint subscribers to the T-Mobile network. This initiative also negatively impacted CommSuite revenues which decreased by $2.7 million compared to the first quarter of 2021 as T-Mobile is winding down Sprint’s legacy premium visual voicemail service. We expect this CommSuite deployment to reach end-of-life sometime in 2022. Due to the Family Safety Mobile Business acquisition, we did experience a decline in our gross margin during the first quarter of 2022, resulting in a gross profit of $9.1 million.  Our operating expenses increased during the year by $3.0 million, primarily because of the acquisition. The net loss for the first quarter of 2022 was $7.0 million, resulting in a net loss per basic and diluted share of $0.13.

With the acquisition of the Family Safety Mobile Business in 2021, we now provide white label family safety applications to all three Tier 1 wireless carriers in the United States.  We have been focused on migrating the customers acquired through our Family Safety Mobile Business acquisition and through our 2020 acquisition of Circle Media Labs Inc.’s (“Circle”) operator business to our SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers.  As a result, we experienced a decline in our gross margin since the Family Safety Mobile Business acquisition, as we have continued to maintain multiple family safety platforms through this integration period.  In addition, we have experienced higher development costs as part of our operating expenses to facilitate the migration to the SafePath platform.   We believe that once we are able to fully migrate our customers onto our SafePath platform, which we have targeted for completion for our largest customers over the next year, our development costs should decline.  In addition, we anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath migrations are complete, which is expected to result in an increase in our gross margins.

In future quarters, we expect our overall family safety platform revenue to increase because of our competitive positioning with U.S. Tier 1 carrier customers, as we believe that we are now strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2022 and 2021. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2022	2021
Revenues	100.0%	100.0%
Cost of revenues	28.6	13.6
Gross profit	71.4	86.4
Operating expenses:
Selling and marketing	23.4	19.7
Research and development	58.1	42.8
General and administrative	31.8	32.1
Amortization of intangible assets	12.9	20.2
Total operating expenses	126.2	94.6
Operating loss	(54.8)	(8.2)
Interest income, net	—	0.1
Other income (expense)	—	—
Loss before provision for income taxes	(54.8)	(8.1)
Provision for income tax expense	0.1	—
Net loss	(54.9)%	(8.1)%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues. Revenues were $12.7 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $1.4 million, or 12%. This increase was primarily related to our acquisition of the Family Safety Mobile Business in April 2021, offset by decreases associated with CommSuite and our legacy family safety product lines.

Cost of revenues. Cost of revenues were $3.6 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. This increase was primarily due to supporting the increased revenues associated with the Family Safety Mobile Business and incremental costs associated with maintaining multiple family safety platforms.

Gross profit. Gross profit was $9.1 million, or 71% of revenues, for the three months ended March 31, 2022, compared to $9.8 million, or 86% of revenues, for the three months ended March 31, 2021. The decrease in gross profit was a result of increased costs associated with operating the Family Safety Mobile Business and higher operational costs associated with maintaining multiple family safety platforms as we are transitioning our Tier 1 customers onto a single platform.

Selling and marketing. Selling and marketing expenses were $3.0 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. This increase was primarily due the additional marketing costs associated with operating the Family Safety Mobile Business and related headcount increases.

Research and development. Research and development expenses were $7.4 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively. This increase was primarily due to the additional employee related costs associated with supporting the Family Safety Mobile Business and SafePath development.

General and administrative. General and administrative expenses were $4.0 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. This increase was primarily due to increases in employee related costs and professional fees offset by acquisition related costs incurred in 2021.

Amortization of intangible assets. Amortization of intangible assets was $1.6 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. While 2022 included the amortization related to the additional intangible assets acquired as a part of the Family Safety Mobile Business acquisition, the amount in 2021 was higher due to the acceleration of amortization of intangible assets in 2021 related to the operator business acquired from Circle Media Labs Inc. in 2020.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the secured revolving credit facility (the “Credit Facility”), which provides for a total commitment of up to $7.0 million, of which $0.5 million is available for letters of credit. The Company's primary needs for liquidity relate to working capital requirements for operations. As of March 31, 2022, there were no borrowings under the newly executed revolving Credit Facility.

	March 31, 2022
	(unaudited, in thousands)
Cash and cash equivalents		$9,831
Credit Facility
Total availability under the Credit Facility	$7,000
Outstanding borrowings on Revolving Credit Facility	—
Letters of credit outstanding	(27)
Net Availability under Revolving Credit Facility		6,973
Total available funding capacity		$16,804

Operating activities

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2022. The primary uses of operating cash were a net loss of $7.0 million less non-cash expenses totaling $3.4 million, an increase in accounts receivable of $1.5 million, increases in prepaid expenses and other assets of $0.2 million, and decreases in accounts payable and accrued liabilities of $1.2 million.

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2021. The net loss of $3.2 million for the quarter was more than offset by net non-cash expenses totaling $3.7 million. The primary sources of operating cash were a decrease in accounts receivable of $4.0 million and a decrease in prepaid expenses and other assets of $0.4 million. The primary uses of operating cash were a decrease in accounts payable and accrued liabilities of $0.6 million, and a decrease in deferred revenue of $0.5 million.

Investing activities

Net cash used in investing activities was $0.0 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, relating primarily to capital expenditures.

Financing activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2022, relating primarily to proceeds from an insurance premium financing arrangement of $0.5 million, offset by repayments on that arrangement of $0.2 million.

Net cash provided by financing activities was $60.0 million for the three months ended March 31, 2021, relating primarily to the March 2021 common stock offering, the proceeds of which were used to finance the Family Safety Mobile Business acquisition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: indemnities to our customers pursuant to contracts for the Company’s products and services, including indemnities with respect to intellectual property, confidentiality and data privacy; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2021 Annual Report on Form 10-K (“Annual Report”), filed with the SEC on March 11, 2022.

Recent Accounting Guidance

See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report for information regarding our critical accounting policies and estimates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	30,466		$4.37	—	—
February 1 - 28, 2022	27,123		4.04	—	—
March 1 - 31, 2022	63,283		3.65	—	—
Total	120,872	(1)	$3.92

(1)

Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Amendment of Amended and Restated Bylaws of Smith Micro Software, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 12, 2022

10.1

Credit Agreement, dated March 31, 2022, between Smith Micro Software, Inc. and Smith Micro Software, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022

10.2

Security Agreement, dated March 31, 2022, between Smith Micro Software, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2022

10.3

Security Agreement, dated March 31, 2022, between Smith Micro Software, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2022

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

SMITH MICRO SOFTWARE, INC.

May 5, 2022	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2022	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)