Form 10-Q
period 2022-06-30
SMITH MICRO SOFTWARE, INC.
filed 2022-08-12
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35525
_____________________________
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5800 CORPORATE DRIVE
PITTSBURGH, PA 15237
(Address of principal executive offices, including zip code)
(412) 837-5300
(Registrant’s telephone number, including area code)
_____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2022, there were 55,102,055 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,357	$16,078
Accounts receivable, net of allowance for doubtful accounts of $3 and $2 (2022 and 2021, respectively)	11,562	10,590
Prepaid expenses and other current assets	2,514	1,988
Total current assets	19,433	28,656
Equipment and improvements, net	2,129	2,698
Right-of-use assets	4,291	4,866
Other assets	541	620
Intangible assets, net	39,410	42,631
Goodwill	35,041	35,041
Total assets	$100,845	$114,512
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,774	$3,301
Accrued payroll and benefits	3,759	4,055
Current operating lease liabilities	1,400	1,400
Other accrued liabilities	1,227	612
Total current liabilities	10,160	9,368
Non-current liabilities:
Operating lease liabilities	3,640	4,467
Deferred tax liabilities, net	117	117
Total non-current liabilities	3,757	4,584
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 55,121,767 and 54,259,390 shares issued and outstanding (2022 and 2021, respectively)	55	54
Additional paid-in capital	354,641	352,779
Accumulated comprehensive deficit	(267,768)	(252,273)
Total stockholders’ equity	86,928	100,560
Total liabilities and stockholders' equity	$100,845	$114,512
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$12,674	$15,919	$25,409	$27,300
Cost of revenues	3,617	3,358	7,253	4,903
Gross profit	9,057	12,561	18,156	22,397
Operating expenses:
Selling and marketing	3,720	3,117	6,706	5,361
Research and development	8,213	7,063	15,615	11,936
General and administrative	4,026	4,946	8,073	8,604
Amortization of intangible assets	1,577	2,645	3,221	4,943
Total operating expenses	17,536	17,771	33,615	30,844
Operating loss	(8,479)	(5,210)	(15,459)	(8,447)
Other income (expense):
Interest income (expense), net	2	16	(2)	24
Other income, net	15	5	15	9
Loss before provision for income taxes	(8,462)	(5,189)	(15,446)	(8,414)
Provision for income tax expense	31	14	50	14
Net loss	$(8,493)	$(5,203)	$(15,496)	$(8,428)

Loss per share:
Basic and diluted	$(0.15)	$(0.10)	$(0.28)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	55,183	53,017	55,844	48,219
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, March 31, 2022 (unaudited)	55,156	$55	$353,403	$(259,275)	$94,183
Non-cash compensation recognized on stock options and ESPP	—	—	23	—	23
Restricted stock grants, net of cancellations	127	—	1,665	—	1,665
Cancellation of shares for payment of withholding tax	(164)	—	(452)	—	(452)
Exercise of stock options	1	—	2	—	2
Net loss	—	—	—	(8,493)	(8,493)
BALANCE, June 30, 2022 (unaudited)	55,120	$55	$354,641	$(267,768)	$86,928

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2021 (audited)	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and ESPP	—	—	44	—	44
Restricted stock grants, net of cancellations	1,132	1	2,708	—	2,709
Cancellation of shares for payment of withholding tax	(285)	—	(925)	—	(925)
Employee stock purchase plan	6	—	19	—	19
Exercise of stock options	8	—	16	—	16
Net loss	—	—	—	(15,496)	(15,496)
BALANCE, June 30, 2022 (unaudited)	55,120	55	354,641	(267,768)	86,928
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, March 31, 2021 (unaudited)	51,646	$52	$340,058	$(224,455)	$115,655
Non-cash compensation recognized on stock options and ESPP	—	—	21	—	21
Restricted stock grants, net of cancellations	100	—	1,258	—	1,258
Cancellation of shares for payment of withholding tax	(90)	—	(484)	—	(484)
Costs associated with common stock offering	—	—	(188)	—	(188)
Common shares issued in connection with Avast Family Safety Mobile acquisition, net	1,460	1	8,380		8,381
Exercise of common stock warrants	451	1	(1)	—	—
Exercise of stock options	9	—	33	—	33
Net loss	—	—	—	(5,203)	(5,203)
BALANCE, June 30, 2021 (unaudited)	53,576	54	349,077	(229,658)	119,473

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2020 (audited)	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	39	—	39
Restricted stock grants, net of cancellations	1,070	1	2,254	—	2,255
Cancellation of shares for payment of withholding tax	(211)	—	(1,309)	—	(1,309)
Employee stock purchase plan	4	—	15	—	19
Common shares issued in stock offering, net of offering costs	9,521	10	59,701	—	59,711
Common shares issued in connection with Avast Family Safety Mobile acquisition, net	1,460	1	8,380		8,381
Exercise of common stock warrants	484	1	39	—	40
Exercise of stock options	15	—	53	—	53
Net loss	—	—	—	(8,428)	(8,428)
BALANCE, June 30, 2021 (unaudited)	53,576	54	349,077	(229,658)	119,473
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(15,496)	$(8,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,902	5,481
Non-cash lease expense	673	618
Provision for doubtful accounts	—	(3)
Provision for excess and obsolete inventory	—	(97)
Stock based compensation	2,754	2,295
Changes in operating accounts:
Accounts receivable	(975)	3,640
Prepaid expenses and other assets	(527)	(225)
Accounts payable and accrued liabilities	(1,812)	(1,077)
Deferred revenue	(146)	(708)
Net cash (used in) provided by operating activities	(11,627)	1,496
Investing activities:
Acquisitions, net	—	(56,865)
Capital expenditures	(112)	(336)
Other investing activities	83	69
Net cash used in investing activities	(29)	(57,132)
Financing activities:
Proceeds from common stock offering, net of offering expenses	—	59,711
Proceeds from exercise of common stock warrants	—	40
Proceeds from financing arrangements	1,291	—
Repayments of financing arrangements	(391)	—
Other financing activities	35	67
Net cash provided by financing activities	935	59,818
Net (decrease) increase in cash and cash equivalents	(10,721)	4,182
Cash and cash equivalents, beginning of period	16,078	25,754
Cash and cash equivalents, end of period	$5,357	$29,936

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$174	$63

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$8,381
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless and cable service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on various product sets.
Smith Micro’s solution portfolio is comprised of proven products that enable its customers to provide:
•In-demand digital services that connect today’s digital lifestyle, including family location services, parental controls, and consumer IoT devices to mobile consumers worldwide;
•Easy visual access to voice messages on mobile devices through visual voicemail and voice-to-text transcription functionality; and
•Strategic, consistent, and measurable digital demonstration experiences that educate retail shoppers, create awareness of products and services, drive in-store sales, and optimize retail experiences with actionable analytics derived from in-store customer behavior.
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of June 30, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2022 and 2021, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
New Accounting Pronouncements
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The impact of adopting the new standard is not anticipated to have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain reclassification have been made to the prior year financial statements to conform to the current presentation.

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
The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type, including negative covenants that, among other things, limit the ability of the borrowers to incur liens, limit the ability of the borrowers to make certain fundamental changes and limit the ability of the borrowers to incur other indebtedness, in each case subject to exceptions and qualifications. The Credit Facility also contains a current asset coverage ratio covenant for any quarter in which the Credit Facility has an outstanding balance. This covenant requires the ratio of (i) the sum of cash plus marketable securities, plus accounts receivable to (ii) the principal balance outstanding of the Credit Facility to not be less than 2.0 to 1.0. As of June 30, 2022, there were no borrowings outstanding under the Credit Facility and there were no instances of noncompliance with covenants.
In connection with the transactions described further in Note 12, the Credit Facility was terminated on August 11, 2022.
4. Goodwill and Intangible Assets
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually on December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there were no goodwill impairment indicators at June 30, 2022 and December 31, 2021.
The components of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2022				December 31, 2021
	(unaudited, in thousands, except for useful life data)				(audited, in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(4,804)	$8,725	8	$13,529	$(3,764)	$9,765
Customer relationships	12	27,960	(3,858)	24,102	13	27,960	(2,816)	25,144
Customer contracts	2	7,000	(5,119)	1,881	2	7,000	(4,441)	2,559
Software license	8	5,419	(1,173)	4,247	9	5,419	(793)	4,626
Non-compete	1	283	(235)	48	1	283	(196)	87
Patents	5	600	(193)	407	5	600	(150)	450
Total		$54,791	$(15,381)	$39,410		$54,791	$(12,160)	$42,631
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately 10 years as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, estimated amortization expense for the remainder of 2022 and thereafter was as follows:

Year Ending December 31,	Amortization Expense (unaudited, in thousands)
2022	$3,090
2023	5,874
2024	5,635
2025	5,402
2026	5,007
2027 and thereafter	14,402
Total	$39,410
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
The following table sets forth the details of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands, except per share amounts)		(unaudited, in thousands, except per share amounts)
Numerator:
Net loss	$(8,493)	$(5,203)	$(15,496)	$(8,428)
Denominator:
Weighted average shares outstanding – basic	55,183	53,017	55,844	48,219
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	55,183	53,017	55,844	48,219

Shares excluded (anti-dilutive)	640	1,871	869	1,965

Net loss per common share:
Basic	$(0.15)	$(0.10)	$(0.28)	$(0.17)
Diluted	$(0.15)	$(0.10)	$(0.28)	$(0.17)
6. Stock-Based Compensation
Stock Plans
During the six months ended June 30, 2022, the Company granted 1.3 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended. On June 18, 2015, Smith Micro’s stockholders approved the 2015 Omnibus Equity Incentive Plan (“2015 OEIP”) and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were approved by its stockholders on June 14, 2018 and June 9, 2020. The 2015 OEIP

replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. As of June 30, 2022, there were approximately 2.5 million shares available for future grants under the Company’s 2015 Plan.
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
Compensation Costs
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$1	$—	$1	$1
Sales and marketing	652	236	735	425
Research and development	268	241	529	434
General and administrative	767	802	1,488	1,435
Total non-cash stock compensation expense	$1,688	$1,279	$2,753	$2,295
As of June 30, 2022, there was approximately $9.5 million unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan. In the second quarter of 2022 there was a modification of a restricted stock award which accelerated the vesting of that award. As such an additional $0.6 million of stock compensation expense was recorded in Sales and marketing expense in that period. At June 30, 2022, there were 2.5 million shares available for future grants under the 2015 OEIP Plan.
Stock Options
A summary of the Company’s stock options outstanding and related information under the 2015 OEIP and 2005 Plan for the six months ended June 30, 2022 are as follows (in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	194	$4.12		$—
Granted	—	$—		$—
Exercised	(8)	$2.15		$11
Forfeited	(1)	$5.52		$—
Expired	(5)	$6.80		$—
Outstanding as of June 30, 2022	180	$4.12	4.5	$21
Vested and expected to vest at June 30, 2022	176	$4.10	4.3	$21
Exercisable as of June 30, 2022	145	$4.03	3.7	$17
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan for the six months ended June 30, 2022 are as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2021	1,668	$5.83
Granted	1,340	$3.82
Vested	(760)	$5.00
Canceled and forfeited	(208)	$6.08
Unvested at June 30, 2022	2,040	$4.80
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
The Company’s contracts with the mobile network operator (“MNO”) customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Smith Micro’s cloud-based services include a software solution license integrated with cloud-based services. Since the Company does not allow its customers to take possession of the cloud-based elements of its software solutions, and since the utility of the license comes from the cloud-based services that the Company provides, Smith Micro considers the software license and the cloud services to be a single performance obligation. The Company recognizes revenue associated with its MNO customers based on their active subscribers’ access and usage of Smith Micro’s software licenses and cloud-based services on Smith Micro’s platforms.
Smith Micro has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
License and service fees	$1,033	$795	$1,861	$2,382
Hosted environment usage fees	1,434	3,956	2,863	8,097
Cloud based usage fees	9,670	10,555	19,548	15,602
Consulting services and other	537	613	1,137	1,219
Total revenues	$12,674	$15,919	$25,409	$27,300
8. Segment, Customer Concentration and Geographical Information
Segment Information
Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes the Family Safety (which includes SafePath®), CommSuite®, and ViewSpot® families of products.
The Company does not separately allocate operating expenses to these product lines, nor does it allocate specific assets. Therefore, product line information reported includes only revenues.
The following table presents the Wireless revenues by product line:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
Family Safety	$10,161	$11,119	$20,528	$17,385
CommSuite	1,433	3,944	2,862	8,073
ViewSpot	1,080	817	2,014	1,746
Other	—	39	5	96
Total wireless revenues	$12,674	$15,919	$25,409	$27,300
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the three months ended June 30, 2022 two customers made up 44% and 37% of revenues. For the three months ended June 30, 2021 two customers made up 57% and 25% of revenues.

For the six months ended June 30, 2022 two customers made up 42% and 37% of revenues. For the six months ended June 30, 2021 two customers made up 63% and 16% of revenues.
As of June 30, 2022 three customers accounted for 47%, 26%, and 14% of accounts receivable, and as of June 30, 2021, three customers accounted for 44%, 29%, and 12% of accounts receivable.
Geographical Information
During the three and six months ended June 30, 2022 and 2021, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
Americas	$12,222	$15,351	$24,407	$25,496
EMEA	452	568	1,002	1,804
Total revenues	$12,674	$15,919	$25,409	$27,300
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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in connection with certain transactions. These include: indemnities to the Company’s customers pursuant to contracts for the Company’s products and services, including indemnities with respect to intellectual property, confidentiality and data privacy; indemnities to various lessors in connection with facility leases for certain claims arising from use of such facility or under such lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made or may make contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.
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

Operating lease cost consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
Lease cost	$406	$560	$833	$1,120
Sublease income	—	(151)	(18)	(301)
Total lease cost	$406	$409	$815	$819
The maturity of operating lease liabilities is presented in the following table:

As of June 30, 2022
(unaudited, in thousands)
2022	$819
2023	1,657
2024	1,505
2025	1,151
2026	471
Total lease payments	5,603
Less imputed interest	(563)
Present value of lease liabilities	$5,040
Additional information relating to the Company’s operating leases follows:

As of June 30, 2022
(unaudited)
Weighted average remaining lease term (years)	3.53
Weighted average discount rate	6.3%
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
After a review of the four sources of taxable income as of December 31, 2021, and after consideration of the Company’s cumulative loss position as of December 31, 2021, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $57.3 million as of June 30, 2022.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of June 30, 2022, the company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.
12. Subsequent Events
The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.
On August 11, 2022, the Company entered into a private placement of senior secured convertible notes with an aggregate original principal amount of $15 million and a conversion price of $3.35 per share, subject to adjustment, and warrants to acquire an aggregate amount of 2,238,805 shares of the Company's common stock.. The warrants are exercisable immediately at an exercise price of $3.35 per share and expire five years from the date of issuance. Concurrently with the convertible note transaction, the Company entered into a securities purchase agreement to sell 1,132,075 shares of the Company's common stock at a purchase price of $2.65 per share of stock together with an equivalent number of warrants. Each warrant will be exercisable on the six-month anniversary of the date of its issuance at an exercise price of $2.65 per share and will expire five years from the date it first becomes exercisable.
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
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•our customer concentration, given that the majority of our sales currently depend on a few large client relationships;
•our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers, their ability to attract customers, and their willingness to promote our products;
•our ability to hire and retain key personnel;
•the possibility of security and privacy breaches in our systems and in the third-party software and/or systems that we use, damaging client relations and inhibiting our ability to grow;
•failure to realize the expected benefits of recent acquisitions;
•interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•our dependency upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers, device manufacturers and mobile software application stores on commercially reasonable terms or at all;
•our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, which we do not control;
•the existence of undetected software defects in our products and our failure to resolve detected defects in a timely manner;
•our current client concentration within the vertical wireless carrier market, and the potential impact to our business resulting from changes within this vertical market, or failure to penetrate new markets;
•the impact of the COVID-19 pandemic on our business and financial results;
•rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•the risks inherent with international operations;
•the impact of evolving information security and data privacy laws on our business and industry;
•the impact of governmental regulations on our business and industry;
•our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•the risk of being delisted from NASDAQ if we fail to meet any of its applicable listing requirements;
•our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;

•risks related to the existence and terms of our outstanding convertible notes, including that they may restrict our ability to obtain additional financing, and adversely affect our business, financial condition and cash flows from operations in the future, and could require us to curtail or cease our operations;
•the risk that the conversion of our outstanding convertible notes and exercise of the warrants issued in connection therewith will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock;
•the risk that our obligations to the holders of our convertible notes are secured by a security interest in substantially all of our assets, and if we default on those obligations, the note holders could foreclose on our assets;
•our ability to be profitable;
•our ability to remain a going concern;
•changes in our operating income due to shifts in our sales mix and variability in our operating expenses;
•our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our common stock to fall; and
•those additional factors which are listed under Item 1A of Part I of our Annual Report on Form 10-K filed with the SEC on March 11, 2022 under the caption “RISK FACTORS.”
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
Overview
Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless and cable service providers around the globe. From enabling the Digital Family Lifestyle™ to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
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
In the second quarter of 2022 our revenues declined by 20% to $12.7 million compared to the second quarter of 2021, primarily driven by the $2.5 million decrease in CommSuite revenues coupled with a $1.0 million decrease in our family safety product line. These revenue declines resulted from the acceleration of T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network. As part of this initiative, T-Mobile is winding down Sprint's legacy premium visual voicemail services, which we expect to result in the CommSuite deployment reaching its end-of-life before the end of 2022. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and Avast plc's and certain of its subsidiaries' family safety mobile business (the "Family Safety Mobile Business") in April 2021, we have been focused on migrating the customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. Until we complete these migrations, we must continue to maintain multiple family safety platforms and as a result, we have experienced a decrease in our gross margin during the second quarter of 2022, resulting in a gross profit of $9.1 million. Our operating expenses have increased during the second quarter of 2022 as a result of our ongoing migration efforts and severance costs incurred during the quarter, offset by a decline in acquisition related costs. The net loss for the second quarter of 2022 was $8.5 million, resulting in a net loss per basic and diluted share of $0.15 per share.
We now provide white label family safety applications to all three Tier 1 wireless carriers in the United States. In future quarters, we expect our overall family safety platform revenue to increase because of our competitive positioning with U.S. Tier 1 carrier customers, as we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. We believe that as we complete our development efforts associated with the migration to the SafePath platform, our development costs should decline, which we expect will begin to occur during the third quarter of 2022. In addition, we anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath migrations are completed over the next year, which is expected to result in an increase in our gross margins.
Results of Operations
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2022 and 2021. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.5	21.1	28.5	18.0
Gross profit	71.5	78.9	71.5	82.0
Operating Expenses
Selling and marketing	29.4	19.6	26.4	19.6
Research and development	64.8	44.4	61.5	43.7
General and administrative	31.8	31.1	31.8	31.5
Amortization of intangible assets	12.4	16.6	12.7	18.1
Total operating expenses	138.4	111.6	132.3	113.0
Operating loss	(66.9)	(32.7)	(60.8)	(30.9)
Interest income, net	—	0.1	—	0.1
Other income	0.1	—	0.1	—
Loss before provision for income taxes	(66.8)	(32.6)	(60.8)	(30.8)
Provision for income tax expense	0.2	0.1	0.2	0.1
Net loss	(67.0)%	(32.7)%	(61.0)%	(30.9)%
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenues. Revenues were $12.7 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $3.2 million, or 20%. This decrease was primarily related to decreases associated with CommSuite of $2.5 million and our legacy family safety product lines of $1.0 million, offset by an increase in ViewSpot revenue of $0.3 million .
Cost of revenues. Cost of revenues were $3.6 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively. This increase of $0.2 million was primarily due to incremental costs associated with maintaining multiple family safety platforms.
Gross profit. Gross profit was $9.1 million, or 71.5% of revenues, for the three months ended June 30, 2022, compared to $12.6 million, or 78.9% of revenues, for the three months ended June 30, 2021. The decrease of $3.5 million in gross profit was a result of increased costs associated with operating the Family Safety Mobile Business and higher operational costs associated with maintaining multiple family safety platforms as we continue to transition our Tier 1 customers onto a single platform, combined with the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $3.7 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively. This increase of $0.6 million was primarily due to charges for severance costs, including stock based compensation, of $0.7 million.
Research and development. Research and development expenses were $8.2 million and $7.1 million for the three months ended June 30, 2022 and 2021 respectively. This increase of $1.1 million was primarily due to the increase in contractor costs associated with supporting SafePath development.
General and administrative. General and administrative expenses were $4.0 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively. This decrease of $0.9 million was primarily due to acquisition related costs of $1.0 million incurred in 2021 relating to the acquisition of the Family Mobile Safety Business.
Amortization of intangible assets. Amortization of intangible assets was $1.6 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. This decrease of $1.0 million was primarily related to amortization of intangible assets in 2021 that have now been fully amortized.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues. Revenues were $25.4 million and $27.3 million for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $1.9 million, or 7%. This decrease was driven by a decline in CommSuite revenues of approximately $5.2 million as a result of the continued migration of legacy Sprint customers onto the T-Mobile network. Partially offsetting this decline were increases in our Family Safety and ViewSpot product lines of $3.1 million and $0.3 million respectively.
Cost of revenues. Cost of revenues were $7.3 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $2.4 million was primarily due to supporting the increased revenues associated with the Family Safety Mobile Business and incremental costs associated with maintaining multiple family safety platforms.
Gross profit. Gross profit was $18.2 million, or 71.5% of revenues, for the six months ended June 30, 2022, compared to $22.4 million, or 82.0% of revenues, for the six months ended June 30, 2021. The decrease of $4.2 million in gross profit is a result of increased costs associated with the acquired Family Safety Mobile Business and higher operational costs associated with maintaining multiple family safety platforms combined with the period-over-period decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $6.7 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $1.3 million is primarily due to charges for severance costs, including stock based compensation of $0.7 million in the current period, combined with increases in personnel related costs.
Research and development. Research and development expenses were $15.6 million and $11.9 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $3.7 million was primarily due to personnel related expenses and contractor costs associated with supporting SafePath development.
General and administrative. General and administrative expenses were $8.1 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively. This decrease of $0.5 million was due to a decline of $1.6 million in transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business in 2021, partially offset by increased costs associated with the full period effect of the acquisition, which occurred in April 2021.
Amortization of intangible assets. Amortization of intangible assets was $3.2 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively. This decrease of $1.7 million was primarily related to amortization of intangible assets in 2021 that have now been fully amortized.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under its secured revolving credit facility (the “Credit Facility”), which provides for a total commitment of up to $7.0 million, of which $0.5 million is available for letters of credit. The Company's primary needs for liquidity relate to working capital requirements for operations. As of June 30, 2022, there were no borrowings under the revolving Credit Facility and there were no instances of noncompliance with covenants. In connection with the transactions discussed in Note 12, the Credit Facility was terminated on August 11, 2022.

	June 30, 2022
	(unaudited, in thousands)
Cash and cash equivalents		$5,357
Credit Facility
Total availability under the Credit Facility	$7,000
Outstanding borrowings on Revolving Credit Facility	—
Letters of credit outstanding	(27)
Net availability under Revolving Credit Facility		6,973
Total available funding capacity		$12,330
Operating activities
Net cash used in operating activities was $11.6 million for the six months ended June 30, 2022. The primary uses of operating cash were a net loss of $15.5 million less non-cash expenses totaling $7.3 million, an increase in accounts receivable of $1.0 million, an increase in prepaid expenses and other assets of $0.5 million, and a decrease in accounts payable and accrued liabilities of $1.8 million.
Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2021. The net loss of $8.4 million for the quarter was offset by net non-cash expenses totaling $8.3 million. The primary sources of operating cash were a decrease in accounts receivable of $3.6 million and an increase in prepaid expenses and other assets of $0.2 million. The primary uses of operating cash were a decrease in accounts payable and accrued liabilities of $1.1 million, and a decrease in deferred revenue of $0.7 million.
Investing activities
Net cash used in investing activities was nominal for the six months ended June 30, 2022. Net cash used in investing activities for six months ended June 30, 2021 of $57.1 million was primarily attributable to the Family Safety Mobile Business acquisition.
Financing activities
Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2022, relating primarily to proceeds from insurance premium financing arrangements of $1.3 million, offset by repayments on those arrangements of $0.4 million.
Net cash provided by financing activities was $59.8 million for the six months ended June 30, 2021, relating primarily to the March 2021 common stock offering, the proceeds of which were used, in part, to finance the Family Safety Mobile Business acquisition.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2021, other than as described below.
Risks Related to Our Convertible Notes
The terms of our notes, and our debt repayment obligations thereunder, may restrict our ability to obtain additional financing, and adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under the notes, and certain restrictions included within the terms of the notes, may restrict, and otherwise impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions. Further, a portion of our cash flows from operations may have to be dedicated to repaying the principal and interest of the notes during 2023. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are outside of our control. Our future operations may not generate sufficient cash to enable us to repay our debt, including the notes. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness under the notes in cash when due, we may be required to issue additional shares of common stock on unfavorable terms.
Conversion of the notes and exercise of the warrants will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the notes or exercise of some or all of the warrants issued along with the notes will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of the notes or exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes or exercise of the warrants could be used to satisfy short positions, or anticipated conversion of the notes into, or exercise of warrants for, shares of our common stock could depress the price of our common stock.
We may require additional financing to sustain or grow our operations and such additional capital may not be available to us, or only available to us on unfavorable terms.
To the extent that revenues generated by our ongoing operations are insufficient to fund future requirements, we may need to raise additional funds through debt or equity financings or curtail our growth. The notes contain limitations on our ability to raise money through equity offerings and to incur additional indebtedness. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders in the amounts that we require, or at all. Our inability in the future to obtain additional equity or debt capital on acceptable terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.
Our obligations to the holders of our notes are secured by a security interest in substantially all of our assets, and if we default on those obligations, the note holders could foreclose on our assets.
Our obligations under the notes and the transaction documents relating to those notes are secured by a security interest in substantially all of our and our subsidiaries’ assets. As a result, if we default under our obligations under the notes or the transaction documents, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.
The holders of our notes have certain additional rights upon an event of default under the notes which could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.
Under our notes, the holders have various rights upon an event of default. Such rights include (i) an increase in the interest rate; (ii) the holders having the right to demand redemption of all or a portion of the notes and (iii) the holders have the right to convert the note into our common stock at a discount over then current market price of our common stock. At any time after certain notice requirements for an event of default are triggered, a holder of the notes may require us to redeem all or any portion of the note by delivering written notice. Each portion of the note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) the redemption premium (equal to 125%) and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as the holder delivers an event of default redemption notice multiplied by (Y) the product of (1) the redemption premium (equal to 125%) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding the event of default and ending on the date we make the entire payment required to be made under the notes. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	27,835	$3.67	—	—
May 1 - 31, 2022	116,133	2.56	—	—
June 1 - 30, 2022	19,766	2.61	—	—
Total	163,734	$2.95
(1)Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description
3.1	Bylaws of Smith Micro Software, Inc. (as amended, effective April 11, 2022)
10.1	Separation Agreement and General Release dated May 18, 2022, between Smith Micro Software, Inc. and Gail Mackiewicz Redmond
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 12, 2022	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)