Form 10-Q
period 2022-09-30
SMITH MICRO SOFTWARE, INC.
filed 2022-11-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, there were 56,237,081 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2022

Explanatory Note
On November 9, 2022 we issued our earnings release for the three and nine months ended September 30, 2022. Subsequent to the release, and upon further review of the applicable accounting treatment of certain redemption features of our Convertible Notes and Warrants Offering, it was determined that certain balances required adjustment from those set forth in the earnings release. The balances that were adjusted are Convertible notes payable, net (current and long term), Warrant and derivative liabilities, General and administrative expense, Interest expense, and Change in fair value of warrant and derivative liabilities. The net impact of these adjustments is a decrease in the reported net loss for the three and nine months ended September 30, 2022 by $1.5 million, which represented a decrease in the net loss per share (basic and diluted) previously presented in our earnings release of $0.03 per share. We have not amended, and do not intend to amend our earnings release, and all required adjustments are included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$19,001	$16,078
Accounts receivable, net of allowance for doubtful accounts of $3 and $2 (2022 and 2021, respectively)	9,479	10,590
Prepaid expenses and other current assets	1,087	1,988
Total current assets	29,567	28,656
Equipment and improvements, net	1,767	2,698
Right-of-use assets	4,709	4,866
Other assets	547	620
Intangible assets, net	37,865	42,631
Goodwill	35,041	35,041
Total assets	$109,496	$114,512
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,625	$3,301
Accrued payroll and benefits	3,342	4,055
Current operating lease liabilities	1,402	1,400
Other current liabilities	961	612
Current portion of convertible notes payable	3,435	—
Total current liabilities	12,765	9,368
Non-current liabilities:
Long term portion of convertible notes payable	3,873	—
Warrant and derivative liabilities	6,121	—
Operating lease liabilities	3,237	4,467
Deferred tax liabilities, net	117	117
Total non-current liabilities	13,348	4,584
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 56,260,670 and 54,259,390 shares issued and outstanding (2022 and 2021, respectively)	56	54
Additional paid-in capital	356,907	352,779
Accumulated comprehensive deficit	(273,580)	(252,273)
Total stockholders’ equity	83,383	100,560
Total liabilities and stockholders' equity	$109,496	$114,512
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,699	$16,443	$37,108	$43,743
Cost of revenues	3,629	3,692	10,882	8,595
Gross profit	8,070	12,751	26,226	35,148
Operating expenses:
Selling and marketing	2,986	3,067	9,692	8,428
Research and development	7,523	7,123	23,139	19,060
General and administrative	4,333	5,143	12,406	13,746
Change in fair value of contingent consideration	—	12,864	—	12,864
Amortization of intangible assets	1,545	3,015	4,766	7,958
Total operating expenses	16,387	31,212	50,003	62,056
Operating loss	(8,317)	(18,461)	(23,777)	(26,908)
Other income (expense):
Change in fair value of warrant and derivative liabilities	3,457	—	3,457	—
Interest (expense) income, net	(896)	1	(898)	25
Other (expense) income, net	(29)	(2)	(12)	7
Loss before provision for income taxes	(5,785)	(18,462)	(21,230)	(26,876)
Provision for income tax expense	27	145	77	159
Net loss	$(5,812)	$(18,607)	$(21,307)	$(27,035)

Loss per share:
Basic and diluted	$(0.10)	$(0.34)	$(0.39)	$(0.54)

Weighted average shares outstanding:
Basic and diluted	55,722	53,939	55,140	50,147
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, June 30, 2022 (unaudited)	55,120	$55	$354,641	$(267,768)	$86,928
Non-cash compensation recognized on stock options and ESPP	—	—	22	—	22
Restricted stock grants, net of cancellations	59	—	1,074	—	1,074
Employee stock purchase plan	11	—	21	—	21
Cancellation of shares for payment of withholding tax	(61)	—	(159)	—	(159)
Common shares in stock offering, net of offering costs	1,132	1	1,308	—	1,309
Net loss	—	—	—	(5,812)	(5,812)
BALANCE, September 30, 2022 (unaudited)	56,261	$56	$356,907	$(273,580)	$83,383

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2021 (audited)	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and ESPP	—	—	66	—	66
Restricted stock grants, net of cancellations	1,192	1	3,782	—	3,783
Cancellation of shares for payment of withholding tax	(347)	—	(1,084)	—	(1,084)
Employee stock purchase plan	17	—	40	—	40
Exercise of stock options	8	—	16	—	16
Common shares in stock offering, net of offering costs	1,132	1	1,308	—	1,309
Net loss	—	—	—	(21,307)	(21,307)
BALANCE, September 30, 2022 (unaudited)	56,261	56	356,907	(273,580)	83,383
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, June 30, 2021 (unaudited)	53,576	$54	$349,077	$(229,658)	$119,473
Non-cash compensation recognized on stock options and ESPP	—	—	22	—	22
Restricted stock grants, net of cancellations	152	—	1,305	—	1,305
Cancellation of shares for payment of withholding tax	(86)	—	(427)	—	(427)
Employee stock purchase plan	5	—	22	—	27
Exercise of common stock warrants	924	1	2,024	—	2,025
Exercise of stock options	3	—	7	—	7
Net loss	—	—	—	(18,607)	(18,607)
BALANCE, September 30, 2021 (unaudited)	54,574	55	352,030	(248,265)	103,820

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2020 (audited)	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	61	—	61
Restricted stock grants, net of cancellations	1,222	1	3,560	—	3,561
Cancellation of shares for payment of withholding tax	(298)	—	(1,736)	—	(1,736)
Employee stock purchase plan	10	—	37	—	37
Common shares issued in stock offering, net of offering costs	9,521	10	59,701	—	59,711
Common shares issued in connection with Avast Family Safety Mobile acquisition, net	1,460	1	8,380		8,381
Exercise of common stock warrants	1,408	2	2,064	—	2,066
Exercise of stock options	18	—	58	—	58
Net loss	—	—	—	(27,035)	(27,035)
BALANCE, September 30, 2021 (unaudited)	54,574	55	352,030	(248,265)	103,820
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(21,307)	$(27,035)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,751	8,872
Non-cash lease expense	157	819
Non-cash transaction costs including amortization	1,422	—
Change in fair value	(3,457)	12,864
Provision for doubtful accounts	—	(3)
Provision for excess and obsolete inventory	—	(97)
Stock based compensation	3,849	3,622
Loss on disposal of assets	31	—
Changes in operating accounts:
Accounts receivable	1,108	5,951
Prepaid expenses and other assets	883	(199)
Accounts payable and accrued liabilities	(2,754)	(1,648)
Other liabilities	(161)	(871)
Net cash (used in) provided by operating activities	(14,478)	2,275
Investing activities:
Acquisitions, net	—	(56,865)
Capital expenditures, net	(85)	(738)
Other investing activities	94	74
Net cash provided by (used in) investing activities	9	(57,529)
Financing activities:
Proceeds from notes and warrants offering	15,000	—
Proceeds from stock and warrants offering	3,000	59,711
Stock, notes, and warrants offering costs	(1,227)	—
Proceeds from exercise of common stock warrants	—	2,066
Proceeds from financing arrangements	1,541	—
Repayments of financing arrangements	(978)	—
Other financing activities	56	95
Net cash provided by financing activities	17,392	61,872
Net increase in cash and cash equivalents	2,923	6,618
Cash and cash equivalents, beginning of period	16,078	25,754
Cash and cash equivalents, end of period	$19,001	$32,372

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$253	$102
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$8,381
Derivative and warrants in connection with notes and stock offerings	$9,578	—
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of September 30, 2022, and the related consolidated statements of operations, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the statement of cash flows for the nine months ended September 30, 2022 and 2021, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The impact of adopting the new standard is not anticipated to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments whereby embedded conversion features that are not accounted for as derivatives under Accounting Standards Codification 815 or that do not result in substantial premiums accounted for as paid-in capital are no longer separated from the host contract. Under ASU 2020-06, entities are required to use the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The if-converted method assumes share settlement of the instrument, which increases the number of potentially dilutive securities used to calculate diluted EPS. This ASU also adds several new disclosure requirements. The Company adopted this ASU in the current period and there was no impact to the prior period.
Reclassifications
Certain reclassification have been made to the prior year financial statements to conform to the current presentation.
3. Debt and Fair Value of Financial Instruments
Notes and Warrants Offering
On August 11, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with certain accredited investors, and, pursuant to the SPA, sold a new series of senior secured convertible notes (the "Notes") with an aggregate original principal amount of $15.0 million and an initial conversion price of $3.35 per share, subject to adjustment as described in the Notes, and warrants to acquire up to an aggregate amount of 2,238,806 additional shares of the Company’s common stock (the "Warrants" and together with the Notes, the "Notes and Warrants Offering"). The Warrants are exercisable immediately at an exercise price of $3.35 per share and expire 5 years from the date of issuance on August 11, 2027. There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system. The closing of the Notes and Warrants Offering occurred on August 11, 2022.
The Notes accrue compounding interest at the rate of 6.0% per annum, which is payable in cash or shares of the Company's common stock at the Company's option, in arrears quarterly in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes will accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes are also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes are entitled to cash settlement. The Notes mature on December 31, 2023.
The Warrants were assessed and concluded to be liability instruments due to cash settlement provisions, and as a result all changes in the fair value of warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Warrants are not traded in an active securities market and, as such, the estimated fair value at inception was $3.8 million, determined utilizing a Black-Scholes option pricing model and is reflected on the balance sheet line Warrant and derivative liabilities and as a discount on the Notes.
The Notes contain a make-whole feature and a redemption right payable in cash upon change in control feature which are both embedded derivatives that meet the criteria to be bifurcated and carried at fair value. These are classified as in the balance sheet line Warrant and derivative liabilities and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. These derivatives are initially recognized at a fair value of $4.2 million based on the net present value of the expected cash flows and a Black-Scholes option pricing model, respectively, with the following assumptions being utilized:

	Convertibles Notes Derivative
	August 11, 2022	September 30, 2022
Common stock market price	$3.04	$2.26
Risk-free interest rate	3.28%	3.89%
Expected dividend yield	—	—
Expected term (in years)	1.39	1.25
Expected volatility	56.32%	57.73%
The Notes also contain certain other conversion and redemption features which represent embedded derivatives requiring bifurcation from the debt host instrument and fair value reported at each reporting period; however the key inputs in valuing these instruments include the likelihood that events triggering these provisions will occur during the term of the Notes. The Company has assessed the likelihood of these events occurring as remote at issuance and again at September 30, 2022 such that no value is ascribed to the instruments.
Given that the warrants and the derivatives are liability instruments that are measured at fair value, the transaction proceeds were allocated first to the warrants and derivatives, with the residual to the Notes. Transaction issuance costs for the Notes and Warrants Offering were allocated in the same manner, with $0.5 million relating to the warrants and derivatives being expensed immediately within General and administrative expenses. Deferred financing costs for the Notes and Warrant Offering totaled $0.5 million and are reported net of accumulated amortization as a deduction from the face amount of the debt. Amortization of the deferred financing costs and discount is reported as a component of interest expense and is computed using the effective interest method over the expected term of the debt. In the Notes and Warrant Offering, the Company raised net cash proceeds of $14.0 million.
During the three and nine month period ended September 30, 2022, the Company recognized interest expense of $0.9 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.1 million, amortization of discount of $0.7 million, and contractual interest of $0.1 million.
The balance of the Notes as of September 30, 2022 is as follows (unaudited, in thousands):

	Current	Long term	Total
Gross Balance as of September 30, 2022	$10,500	$4,500	$15,000
Unamortized Discount	(6,687)	(585)	$(7,272)
Unamortized Issuance Costs	(378)	(42)	$(420)
Net Balance as of September 30, 2022	$3,435	$3,873	$7,308

The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. As of September 30, 2022, the Company was in compliance with all covenants.
Warrant Liabilities
As further discussed above, on August 11, 2022, warrants to purchase 2,238,806 shares of common stock were issued with an exercise price of $3.35 per share in conjunction with the Notes and Warrants Offering, at an initial fair value of $3.8 million. As further discussed in Note 4, Additional Warrants (as defined in Note 4 below) to purchase 1,132,075 shares of common stock were issued with an exercise price of $2.65 per share in conjunction with the Stock and Additional Warrants Offering (as defined in Note 4 below).
All changes in the fair value of these warrant liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. The warrants are not traded in an active securities market and, as such, the estimated fair value at inception and again at September 30, 2022 was determined by using a Black-Scholes option pricing model that utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the warrants. Below are the specific assumptions utilized:

	Warrants		Additional Warrants
	August 11, 2022	September 30, 2022	August 12, 2022	September 30, 2022
Common stock market price	$3.04	$2.26	$2.34	$2.26
Risk-free interest rate	3.03%	3.70%	3.03%	3.70%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.00	4.87	5.50	5.37
Expected volatility	66.85%	66.51%	70.55%	68.50%
Fair Value of Financial Instruments
The warrants and derivative instruments are measured as Level 3 instruments in the fair value hierarchy as per FASB ASC Topic No. 820, Fair Value Measurements and Disclosures for fair value measurements of items that are recognized or disclosed at fair value in the financial statements.
Fair value is an exit price, representing the amount that would be received upon the sale of an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets
•Level 2 - Include other inputs that are directly or indirectly observable in the marketplace
•Level 3 - Unobservable inputs which are supported by little or no market activity
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value.
As required by FASB Accounting Standards Codification ("ASC") Topic No. 825, Financial Instruments, an entity can choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. This topic also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value.
The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at September 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Notes and Warrants Offering Derivatives	—	—	$2,173	$2,173
Notes and Warrants Offering Warrants	—	—	2,462	2,462
Stock and Warrants Offering Warrants	—	—	1,486	1,486
Total at September 30, 2022	—	—	$6,121	$6,121
The following table presents the changes in the fair value for the nine months ended September 30, 2022 (in thousands):

	Notes and Warrants Offering Derivatives	Notes and Warrants Offering Warrants	Stock and Warrants Offering Warrants	Total
Measurement at December 31, 2021	$—	$—	$—	$—
Additions	4,195	3,793	1,590	9,578
Change in Fair Value	(2,022)	(1,331)	(104)	(3,457)
Measurement at September 30, 2022	$2,173	$2,462	$1,486	$6,121
Credit Facility
On March 31, 2022, the Company and its wholly-owned subsidiary, Smith Micro Software, LLC, as co-borrowers entered into a credit agreement with Wells Fargo Bank, National Association providing for a $7.0 million secured revolving credit facility (the “Credit Facility”) that was able be utilized to finance the Company’s working capital requirements and other general corporate purposes. In connection with the Notes and Warrants offering further described in this Note 3 and the Stock and Additional Warrants Offering described in Note 4, the Credit Facility was terminated on August 11, 2022. There were borrowings and repayments of $0.3 million for the three and nine months ended September 30, 2022.
4. Equity Transactions
In a registered direct offering concurrent with the Notes and Warrants Offering referred to in Note 3, on August 11, 2022, the Company entered into a Securities Purchase Agreement (the “Additional Purchase Agreement” and together with the SPA, the “Purchase Agreements”) with certain accredited investors to sell an aggregate of 1,132,075 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,132,075 shares of the Company’s common stock (the “Additional Warrants”) at a purchase price of $2.65 per share of Company common stock and associated Additional Warrants (the “Stock and Additional Warrants Offering”). Each Additional Warrant is exercisable on the sixth month anniversary of the date of its issuance at an exercise price of $2.65 per share and expires on February 14, 2028. The issuance of the Shares, and the Additional Warrants were conducted as a registered direct offering pursuant to the Company’s currently effective Registration Statement on Form S-3, previously filed with and declared effective by the

Securities and Exchange Commission, and prospectus supplements thereunder. The Stock and Additional Warrants Offering closed on August 12, 2022, and the Company raised net cash proceeds of $2.8 million.
The Additional Warrants were assessed and concluded to be liability instruments due to cash purchase settlement provisions and as a result all changes in the fair value of the Additional Warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Additional Warrants for the Company's stock are not traded in an active securities market and, as such, the estimated fair value at inception was $1.6 million determined utilizing a Black-Scholes option pricing model, and is reflected on the balance sheet line Warrant and Derivative Liabilities and as a reduction to Additional Paid in Capital.
Given that the Additional Warrants are liability instruments that are measured at fair value, the transaction proceeds were first allocated among the Additional Warrants, with the residual of $1.4 million to equity and transaction issuance costs allocated in the same manner, with $0.1 million relating to the Additional Warrants being expensed immediately within General and Administrative Expenses, and $0.1 million as an offset to Additional Paid in Capital.
5. Goodwill and Intangible Assets
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be performed annually on December 31. Recoverability of goodwill is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there were no goodwill impairment indicators at September 30, 2022 and December 31, 2021.
The components of the Company’s intangible assets were as follows for the periods presented :

	September 30, 2022				December 31, 2021
	(unaudited, in thousands, except for useful life data)				(audited, in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(5,320)	$8,209	8	$13,529	$(3,764)	$9,765
Customer relationships	12	27,960	(4,380)	23,580	13	27,960	(2,816)	25,144
Customer contracts	1	7,000	(5,396)	1,604	2	7,000	(4,441)	2,559
Software license	7	5,419	(1,362)	4,057	9	5,419	(793)	4,626
Non-compete	0	283	(254)	29	1	283	(196)	87
Patents	5	600	(214)	386	5	600	(150)	450
Total		$54,791	$(16,926)	$37,865		$54,791	$(12,160)	$42,631
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately 10 years as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, estimated amortization expense for the remainder of 2022 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2022	$1,545
2023	5,874
2024	5,635
2025	5,402
2026	5,007
2027 and thereafter	14,402
Total	$37,865
6. Earnings Per Share
The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company, options, warrants, and convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(5,812)	$(18,607)	$(21,307)	$(27,035)
Denominator:
Weighted average shares outstanding – basic	55,722	53,939	55,140	50,147
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—	—	—
Weighted average shares outstanding – diluted	55,722	53,939	55,140	50,147

Shares excluded (anti-dilutive)	8,097	1,279	2,182	1,333

Net loss per common share:
Basic	$(0.10)	$(0.34)	$(0.39)	$(0.54)
Diluted	$(0.10)	$(0.34)	$(0.39)	$(0.54)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible notes, as if converted	2,460	—	823	—
Outstanding stock options	138	144	143	105
Outstanding warrants	5,499	1,135	1,215	1,228
Total anti-dilutive	8,097	1,279	2,182	1,333
7. Stock-Based Compensation
Stock Plans
During the nine months ended September 30, 2022, the Company granted 1.4 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015 and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were subsequently approved by its stockholders on June 14, 2018 and June 9, 2020. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. As of September 30, 2022, there were approximately 2.4 million shares available for future grants under the Company’s 2015 Plan.
The outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 9,625,000 shares.
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
Employee Stock Purchase Plan
The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock, or 250 shares, for any purchase period. Additionally, no more than 250,000 shares in the aggregate may be purchased under the ESPP.
Stock Compensation Expense
The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Compensation Costs
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$—	$—	$2	$1
Sales and marketing	179	238	915	663
Research and development	279	270	808	705
General and administrative	637	818	2,124	2,254
Total non-cash stock compensation expense	$1,095	$1,326	$3,849	$3,623

As of September 30, 2022, there was approximately $8.5 million unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan. In the second quarter of 2022 there was a modification of a restricted stock award which accelerated the vesting of that award. As such an additional $0.6 million of stock compensation expense was recorded in Sales and Marketing expense in that period.
Stock Options
A summary of the Company’s stock options outstanding and related information under the 2015 OEIP and 2005 Plan for the nine months ended September 30, 2022 are as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	194	$4.12		$218
Granted	—	$—		$—
Exercised	(8)	$2.15		$11
Forfeited	(1)	$5.52		$—
Expired	(5)	$6.80		$—
Outstanding as of September 30, 2022	180	$4.12	4.2	$12
Vested and expected to vest at September 30, 2022	177	$4.10	4.2	$12
Exercisable as of September 30, 2022	152	$4.00	3.6	$10
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan for the nine months ended September 30, 2022 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2021	1,668	$5.83
Granted	1,398	$3.76
Vested	(972)	$4.92
Canceled and forfeited	(208)	$6.08
Unvested at September 30, 2022	1,886	$4.74

8. Revenues
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
License and service fees	$957	$818	$2,818	$3,199
Hosted environment usage fees	1,074	3,475	3,937	11,573
Cloud based usage fees	9,388	11,446	28,936	27,047
Consulting services and other	280	704	1,417	1,924
Total revenues	$11,699	$16,443	$37,108	$43,743

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
The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Family Safety	$9,625	$11,969	$30,153	$29,355
CommSuite	1,070	3,463	3,932	11,535
ViewSpot	989	971	3,003	2,717
Other	15	40	20	136
Total wireless revenues	$11,699	$16,443	$37,108	$43,743
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the three months ended September 30, 2022, two customers made up 40% and 37% of revenues. For the three months ended September 30, 2021, two customers made up 57% and 29% of revenues.
For the nine months ended September 30, 2022, two customers made up 40% and 37% of revenues. For the nine months ended September 30, 2021, two customers made up 59% and 21% of revenues.
As of September 30, 2022 four customers accounted for 36%, 28%, 17%, and 11% of accounts receivable, and as of September 30, 2021, four customers accounted for 45%, 25%, 11%, and 11% of accounts receivable.
Geographical Information
During the three and nine months ended September 30, 2022 and 2021, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$11,247	$15,825	$35,654	$41,323
EMEA	452	618	1,454	2,420
Total revenues	$11,699	$16,443	$37,108	$43,743
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
11. Leases
The Company leases office space and equipment, and certain office space was subleased. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.
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
Operating lease cost consists of the following (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost	$400	$609	$1,219	$1,724
Sublease income	—	(151)	(18)	(452)
Total lease cost	$400	$458	$1,201	$1,272
The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of September 30, 2022
2022	$415
2023	1,630
2024	1,485
2025	1,133
2026	459
Total lease payments	5,122
Less imputed interest	(483)
Present value of lease liabilities	$4,639

Additional information relating to the Company’s operating leases follows (unaudited):

As of September 30, 2022
Weighted average remaining lease term (years)	3.30
Weighted average discount rate	6.3%
12. Income Taxes
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
After a review of the four sources of taxable income as of December 31, 2021, and after consideration of the Company’s cumulative loss position as of December 31, 2021, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $57.3 million as of September 30, 2022.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of September 30, 2022, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.
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
We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our focus on understanding our customers’ needs and delivering value.
In the third quarter of 2022, our revenues declined by 29% to $11.7 million compared to the third quarter of 2021, primarily driven by the $2.4 million decrease in CommSuite revenues coupled with a $2.3 million decrease in our Family Safety product line. These revenue declines primarily resulted from the acceleration of T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network. As part of this initiative, T-Mobile is winding down Sprint's legacy premium visual voicemail services, which we expect to result in the CommSuite deployment reaching its end-of-life before the end of 2022. As a result of the decline in revenues, we have experienced a decrease in our gross margin during the third quarter of 2022, resulting in a gross profit of $8.1 million. Our operating expenses have decreased during the third quarter of 2022 primarily due to a charge of $12.9 million for the change in the fair value of contingent consideration related to the Family Safety Mobile Business incurred in the 3rd quarter of 2021. The net loss for the third quarter of 2022 was $5.8 million, resulting in a net loss of $0.10 per basic and diluted share.

We now provide white label family safety applications to all three Tier 1 wireless carriers in the United States. In future quarters, we expect our overall family safety platform revenue to increase because of our competitive positioning with U.S. Tier 1 carrier customers, as we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and Avast plc's family safety mobile business (the "Family Safety Mobile Business") in April 2021, we have been focused on migrating the customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. We believe that as we complete our development efforts associated with the migration to the SafePath platform, our development costs should decline, which began to occur during the third quarter of 2022 as our Research & Development costs decreased by approximately $0.7 million compared to the second quarter of 2022. In addition, we anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath migrations are completed over the next year, which is expected to result in an increase in our gross margins.
On November 9, 2022 we issued our earnings release for the three and nine months ended September 30, 2022. Subsequent to the release, and upon further review of the applicable accounting treatment of certain redemption features of our Convertible Notes and Warrants Offering, it was determined that certain balances required adjustment from those set forth in the earnings release. The balances that were adjusted are Convertible notes payable, net (current and long term), Warrant and derivative liabilities, General and administrative expense, Interest expense, and Change in fair value of warrant and derivative liabilities. The net impact of these adjustments is a decrease in the reported net loss for the three and nine months ended September 30, 2022 by $1.5 million, which represented a decrease in the net loss per share (basic and diluted) previously presented in our earnings release of $0.03 per share. We have not amended, and do not intend to amend our earnings release, and all required adjustments are included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022.
Results of Operations
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2022 and 2021. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.0	22.5	29.3	19.6
Gross profit	69.0	77.5	70.7	80.4
Operating Expenses
Selling and marketing	25.5	18.7	26.1	19.3
Research and development	64.3	43.3	62.4	43.6
General and administrative	37.0	31.3	33.4	31.4
Change in fair value of contingent consideration	—	78.2	—	29.4
Amortization of intangible assets	13.2	18.3	12.8	18.2
Total operating expenses	140.1	189.8	134.7	141.9
Operating loss	(71.1)	(112.3)	(64.1)	(61.5)
Change in fair value of warrant and derivative liabilities	29.5	—	9.3	—
Interest (expense) income, net	(7.7)	—	(2.4)	0.1
Other expense, net	(0.2)	—	—	—
Loss before provision for income taxes	(49.4)	(112.3)	(57.2)	(61.4)
Provision for income tax expense	0.2	0.9	0.2	0.4
Net loss	(49.7)%	(113.2)%	(57.4)%	(61.8)%

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues. Revenues were $11.7 million and $16.4 million for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $4.7 million, or 29%. This decrease was primarily related to decreases associated with our CommSuite and Family Safety product lines of $2.4 million and $2.3 million, respectively.
Cost of revenues. Cost of revenues were $3.6 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively. This decrease of $0.1 million was due to the period-over-period decline in revenue partially offset by higher costs associated with operating the acquired legacy Family Safety Mobile Business.
Gross profit. Gross profit was $8.1 million, or 69.0% of revenues, for the three months ended September 30, 2022, compared to $12.8 million, or 77.5% of revenues, for the three months ended September 30, 2021. The decrease of $4.7 million in gross profit was driven by the period-over-period decline in revenue volume coupled with the product mix underlying the revenues.
Selling and marketing. Selling and marketing expenses were $3.0 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. This decrease of $0.1 million was primarily due to a decline in personnel related costs.
Research and development. Research and development expenses were $7.5 million and $7.1 million for the three months ended September 30, 2022 and 2021 respectively. This increase of $0.4 million was primarily due to the increase in contractor costs associated with supporting SafePath development.
General and administrative. General and administrative expenses were $4.3 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively. This decrease of $0.8 million was primarily due to costs related to the acquisition of certain non-development intellectual property and CFO transition costs incurred during the quarter ended September 30, 2021, partially offset by transaction costs related to the Notes and Stock Offering in August 2022.
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
Amortization of intangible assets. Amortization of intangible assets was $1.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $1.5 million was due to the quarter-over-quarter decrease in amortization expense recognized associated with the intangible assets acquired as a part of the Family Safety Mobile Business acquisition coupled with the amortization of certain intangible assets in 2021 that have now been fully amortized.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues. Revenues were $37.1 million and $43.7 million for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $6.6 million, or 15%. This decrease was driven by a decline in CommSuite revenues of approximately $7.6 million as a result of the continued migration of legacy Sprint customers onto the T-Mobile network. Partially offsetting this decline were increases in our Family Safety and ViewSpot product lines of approximately $0.8 million and $0.3 million, respectively.
Cost of revenues. Cost of revenues were $10.9 million and $8.6 million for the nine months ended September 30, 2022 and 2021, respectively. This increase of $2.3 million was primarily due to increased costs associated with operating the acquired legacy Family Safety Mobile Business and incremental costs associated with maintaining multiple family safety platforms.
Gross profit. Gross profit was $26.2 million, or 70.7% of revenues, for the nine months ended September 30, 2022, compared to $35.1 million, or 80.4% of revenues, for the nine months ended September 30, 2021. The decrease of $8.9 million in gross profit is a result of the period-over-period decline in revenue volume combined with the product mix underlying the revenues.
Selling and marketing. Selling and marketing expenses were $9.7 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively. This increase of $1.3 million is primarily due to charges for severance costs of $0.8 million, including stock based compensation, in the current period, combined with increases in personnel related costs.
Research and development. Research and development expenses were $23.1 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively. This increase of $4.0 million was primarily due to an increase in personnel related expenses as a result of the acquisition of the Family Safety Mobile Business and contractor costs associated with supporting SafePath development.

General and administrative. General and administrative expenses were $12.4 million and $13.7 million for the nine months ended September 30, 2022 and 2021, respectively. This decrease of $1.3 million was primarily due to $1.6 million in transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business in 2021, partially offset by transaction costs related to the Notes and Stock Offerings in August 2022.
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
Amortization of intangible assets. Amortization of intangible assets was $4.8 million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively. This decrease of $3.2 million was primarily related to amortization of certain intangible assets in 2021 that have now been fully amortized, combined with the period-over-period decrease in amortization expense recognized associated with the intangible assets acquired as part of the Family Safety Mobile Business acquisition.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. The Company's primary needs for liquidity relate to working capital requirements for operations and its debt service requirements. As of September 30, 2022, the Company's cash and cash equivalents were approximately $19.0 million.
Operating activities
Net cash used in operating activities was $14.5 million for the nine months ended September 30, 2022. The primary uses of operating cash were a net loss of $21.3 million less non-cash expenses totaling $7.7 million and a decrease in accounts payable and accrued liabilities of $2.8 million, partially offset by a decrease in accounts receivable of $1.1 million, and a decrease in prepaid expenses and other assets of $0.9 million.
Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2021. The net loss of $27.0 million for the quarter was offset by net non-cash expenses totaling $26.1 million. The primary source of operating cash was a decrease in accounts receivable of $6.0 million. The primary uses of operating cash were a decrease in accounts payable and accrued liabilities of $1.6 million, and a decrease in deferred revenue of $0.9 million.
Investing activities
Net cash used in investing activities was nominal for the nine months ended September 30, 2022. Net cash used in investing activities for nine months ended September 30, 2021 of $57.5 million was primarily attributable to the Family Safety Mobile Business acquisition.
Financing activities
Net cash provided by financing activities was $17.4 million for the nine months ended September 30, 2022, primarily attributable to proceeds from our convertible notes and warrants offering of $15.0 million and our stock and warrants offering of $3.0 million. Partially offsetting the proceeds from the convertible notes and warrants were $1.2 million in transaction fees. Also impacting net cash provided by financing activities were proceeds from insurance premium financing agreements and revolver draws of $1.5 million, offset by repayments on those arrangements of $1.0 million.
Net cash provided by financing activities was $61.9 million for the nine months ended September 30, 2021, relating primarily to the March 2021 common stock offering, the proceeds of which were used, in part, to finance the Family Safety Mobile Business acquisition.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	22,783	$2.48	—	—
August 1 - 31, 2022	19,723	2.69	—	—
September 1 - 30, 2022	19,901	2.54	—	—
Total	62,407	$2.57
(1)Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description
4.1
Form of Warrant to Purchase Common Stock issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.2
Form of Warrant to Purchase Common Stock, issued on August 12, 2022 to each of the Purchasers party to the Securities Purchase Agreement (Common Stock) dated August 11, 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.1
Form of Securities Purchase Agreement (Notes) dated August 11, 2022 between the Company and the Buyers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.2
Form of Senior Secured Convertible Note issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.3	Form of Registration Rights Agreement dated August 11, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2022
10.4	Form of Guaranty and Security Agreement dated August 11, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 11, 2022
10.5
Form of Securities Purchase Agreement (Common Stock) dated August 11, 2022 between the Company and the Purchasers party thereto, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.6	Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 11, 2022
10.7	Form of Voting Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 11, 2022
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 14, 2022	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)