Form 10-K
period 2022-12-31
SMITH MICRO SOFTWARE, INC.
filed 2023-03-23
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 01-35525
____________________________________________________
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

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
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $120,823,459 based upon the closing sale price of such stock as reported on the Nasdaq Capital
Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
As of March 15, 2023, there were 58,676,684 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this report.

SMITH MICRO SOFTWARE, INC.
2022 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict and in many cases are beyond our control. These and other important factors, including those described in Part 1, Item 1A, "Risk Factors" of this Report may cause our actual results, performance or achievements to differ materially from those expressed or implied in any forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements include, but are not limited to, the following:
•our customer concentration given that the majority of our sales currently depend on a few large client relationships;
•our dependency of our growth in part upon our customers’ ability and willingness to timely launch and deliver products and services, to promote our products and services and to attract and retain new end user customers or achieve other goals;
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
•the disruption to our business and diversion of management’s attention caused by our acquisitions of companies or technologies
•interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•our dependency upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers, device manufacturers and mobile software application stores on commercially reasonable terms or at all;
•our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, and the impact of their associated policies, terms of service and other barriers to distribution, which we do not control;
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

•the impact of evolving information security and data privacy laws, regulations, standards, policies and contractual obligations on our business and the effect of the actual or perceived failure to comply with such requirements;
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
•our ability to be profitable and the impact that our efforts to reduce operating expenses may have on our business;
•our ability to remain a going concern;
•changes in our operating income due to shifts in our sales mix and variability in our operating expenses;
•the launch of our products by our customers being subject to the negotiation and completion of new agreements or amendments to existing agreements as well as lengthy design, qualification, and go-to-market processes;
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
•obligations and restrictions related to our August 2022 Senior Secured Convertible Notes (the “Convertible Notes”), including our ability to obtain additional financing in the future;
•the dilution of our outstanding common stock as a result of the conversion of our Convertible Notes, payment of principal and interest owed pursuant to our Convertible Notes in shares of our common stock or exercise of warrants that accompanied the Convertible Notes;
•the risk of defaulting under our Convertible Notes; and
•those additional factors which are listed under Item 1A of Part I of this Report under the caption “RISK FACTORS.”
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
For over 40 years, Smith Micro has provided software solutions for global businesses, evolving with the telecom industry, the internet and the shift to the wireless environment. Today the Company develops wireless standards-based software that is extensible, interoperable, scalable, and proven to meet the most dynamic and demanding mobile environments.
We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in emerging markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IOT marketplace. The key to our longevity, however, is not simply technological innovation, but our focus on listening to our customers, understanding their unique needs and the needs of their customers, and delivering value.
In 2021, Smith Micro completed the largest acquisition in Company history by acquiring substantially all of the assets of the Family Safety Mobile Software business of Avast plc, and its subsidiaries, together with all of the outstanding membership interests of its then subsidiary, Location Labs LLC (the “Family Safety Mobile Business acquisition” or “Family Safety Mobile Business"). The acquisition, which closed in April 2021, further expanded our family safety user base, positioning Smith Micro as a leading family safety software-as-a-service (“SaaS”) provider globally while adding critical headcount in the U.S. and Europe. Since the acquisition, the Company has been focused on integrating all of its Tier 1 US Wireless carriers onto its SafePath 7 platform from legacy platforms. In 2022, Smith Micro successfully launched SafePath 7 with one of our Tier 1 US Wireless carrier customers. Operating expenses increased in 2022 as a result of the investment into these development activities; however as the migrations neared completion, the Company was able to reduce its investment in the migrations in the second half of 2022.
In January 2023, Smith Micro entered into a new contract to continue to provide digital family safety solutions with an existing Tier 1 carrier customer. On February 21, 2023, one of the Company's other Tier 1 carrier customers notified Smith Micro that it is terminating its family safety contract with the Company, effective as of June 30, 2023, and electing to continue to receive services under the contract for a transitional period of up to 180 days following the effective date of termination. The Company is undertaking an evaluation of its cost structure, and expects to take various actions so as to reduce certain operational costs in light of this event.
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

Although there are numerous business opportunities associated with pervasive connectivity, there are also numerous challenges, including:
•The average age by which most children use smartphones and other connected devices continues to decrease. As such, parents and guardians must be proactive in managing and combating digital lifestyle issues such as excessive screen time, cyberbullying, and online safety;
•As IoT use cases continue to proliferate and scale, management complexity, security and interoperability must be addressed efficiently and correctly;
•Mobile network operators (“MNO”) are being marginalized by messaging applications, and face growing competitive pressure from cable multiple system operators (“MSO”) and others deploying Wi-Fi networks to attract mobile users;
•Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile technology securely and cost-effectively;
•The ubiquity and convenience of e-commerce has created the need for consumer-facing brands to reimagine brick-and-mortar retail experiences; and
•The change in dynamics of work, school and home life has led to an increased use of mobile devices for work, education and entertainment which has given rise to a new set of challenges and issues.
To address these challenges, Smith Micro offers the following solutions:
Products
SafePath® – Comprised of SafePath Family, SafePath IoT, and SafePath Home, the SafePath product suite provides comprehensive and easy-to-use tools to protect family digital lifestyles and manage connected devices both inside and outside the home. As a carrier-grade, white-label platform, SafePath empowers MNO and cable operators to bring to market full-featured, on-brand family safety solutions that provide in-demand services to mobile subscribers. These solutions include location tracking, parental controls, and driver safety functionality. Delivered to end-users as value-added services, SafePath-based solutions activate new revenue streams for MNOs while helping to increase brand affinity and reduce subscriber churn.
ViewSpot® – Our retail display management platform provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging demo experiences deliver consistent, secure, and targeted content that can be centrally managed and updated via ViewSpot Studio. With the feature set provided by ViewSpot, wireless carriers and other smartphone retailers can easily customize and optimize the content loops displayed on demo devices so that it resonates with in-store shoppers. Interactive demos created in ViewSpot can be experienced on Android smart devices. We continue to develop and expand functionality of ViewSpot in order to enhance the utility and usability of ViewSpot as well as giving MNOs greater control and autonomy over their content with Studio improvements.
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
Key Revenue Contributors
In our business, we sell primarily to large MNOs and MSOs, so there are a limited number of actual and potential customers for our current products, resulting in significant customer concentration.
As noted above, on February 21, 2023, one of the Company's Tier 1 carrier customers notified Smith Micro that it is terminating its family safety contract with Smith Micro, effective as of June 30, 2023, and electing to continue to receive services under the contract for a transitional period of up to 180 days following the effective date of termination.
Customer Service and Technical Support
We provide technical support and customer service through our online knowledge base, email, and live chat. MNO and MSO customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.
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
Many of our existing and potential customers have the resources to develop products internally that would compete directly with our product offerings. As such, these customers may opt to discontinue the purchase of our products in the future. Our future performance is therefore substantially dependent upon the extent to which existing customers elect to purchase software from us rather than designing and developing their own software.
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
Our MNO/MSO customers license our products and/or access our offerings through written agreements. Our customer agreements contain restrictions on reverse engineering, duplication, disclosure, and transfer of licensed software, and restrictions on access and use of SaaS.
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
Human Capital Resources
As of December 31, 2022, we had a total of 315 employees within the following departments: 218 in engineering and operations, 60 in sales and marketing, and 37 in management and administration. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good. We believe that our strength and competitive advantage is our people. We value the skills, strengths, and perspectives of our diverse team and foster a participatory workplace that enables people to get involved in making decisions. The Company provides training and development opportunities to ensure that our employees are creative thinkers who are driven, focused, and interested in ever-changing technology.
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
We sell our wireless products and solutions primarily to large wireless carriers, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2022, sales to our two largest customers comprised 40% and 38% of our revenues. No other customer was greater than 10% of our revenues individually. As a result of the pending June 30, 2023 termination of our family safety contract with our second largest customer from 2022, the percentage of our revenues that will be attributable to our other two largest customers are likely to grow in future years if we are not successful in attracting new customers.
Because of our relatively high customer concentration, a small number of significant customers possess a relative level of pricing and negotiating power over us, enabling them to achieve advantageous pricing and other contractual terms, including the ability to terminate their agreements with us with a limited amount of notice. Any material decrease in our sales to any of these customers, including the termination of contracts with any of these customers, would materially affect our revenue and profitability. The reduction in sales or termination of relationships with any of these customers would also increase the customer concentration and risk as to our remaining large customers.
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
We sell our wireless products for use on handheld devices primarily to our wireless carrier customers, who deploy our products for use by their end user customers. Our wireless carrier customers’ launch of new or updated releases of our products and services may require that we enter into new or amended contracts with them and requires resource and scheduling commitments by our wireless carrier customers and the completion of their internal design, qualification, testing, and other go-to-market processes and approvals, many of which are outside of our control. In the event that we are unable to complete the necessary contract processes, or that our wireless carrier customers withhold or delay the commitment of resources or the completion of necessary internal processes or approvals, we may not be able to launch our new or updated products or services within the timeframes that we expected or at all, and our revenue and financial performance may be adversely affected. In addition, the success of our customers, and their ability and willingness to market to their end users the services that are supported by our products, is critical to our future success. Our ability to generate revenues from our software products and services is also constrained by our carrier customers’ ability to attract and retain customers. We have limited input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.
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
If we are unable to protect, or our customers and mobile device manufacturer partners perceive that we are unable to protect, the security and privacy of information, data and materials in our care, our growth could be materially adversely affected, and we could be subject to material liability. A security or privacy breach may:
•cause our customers to lose confidence in our solutions;
•cause our mobile device manufacturer partners to cease doing business with us;
•harm our reputation;
•expose us to material liability; and

•increase our expense from potential remediation costs.
While we believe we use proven applications and have established adequate physical and technological safeguards designed for facility security, data security and integrity to process electronic transactions, there can be no assurance that these applications and safeguards will be adequate to prevent a security breach or that in the event of a security breach we will be able to react in a timely manner, or that our remediation efforts will be successful. We also cannot be certain that these applications and safeguards will be or remain sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers and device manufacturer partners. Our efforts to protect our data, our customers’ and their end users' data and the other third party information and materials we receive, and to disable undesirable activities on our systems, may also be unsuccessful due to software bugs or other technical malfunctions, employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors’ information technology systems or offerings, breaches of security of our facilities or technical infrastructure, or other threats that may evolve in the future. In addition, our customers and end users may use our products and services in a manner which violates security or data privacy laws in one or more jurisdictions. Any significant or high-profile security breach, data privacy breach or violation of data privacy laws could result in the loss of business and reputation, litigation against us, liquidated and other damages, and regulatory investigations and penalties that could adversely affect our operating results and financial condition.
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
Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic, and economic and business trends that emerge following such events.
Since early 2020, the COVID-19 pandemic has significantly impacted economic activity and markets around the world. Government regulations and shifting social behaviors have, at times, limited business activities and person-to-person interactions and consumer and business trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industry independently of the progress of the pandemic.
During the pandemic, many of our customers and suppliers have temporarily modified their business operations as a result of the coronavirus pandemic and related government restrictions. Additionally, rising interest rates may lead consumers to increasingly decrease or delay spending, including on the products that we supply to our customers, which may harm our business and operating results. Our customers have experienced and may continue to experience decreased demand for the value-added products and services that we provide to them and may seek to terminate, suspend, or delay existing or new initiatives involving our products and services. A decrease in demand for our products and services or the termination, suspension, or delay of existing or new initiatives by our customers could materially adversely affect our business, financial condition, and results of operations. To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth herein.
We cannot predict the duration or direction of the pandemic or consumer or business trends or their sustained impact noted above. Ultimately, we will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to accurately project demand and deploy our workforce and other resources accordingly. If we experience unfavorable market conditions, or if we do not maintain operations at a scope that is commensurate with such conditions, our business and financial results may be harmed.

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
We operate in markets that are extremely competitive and subject to rapid changes in technology. Because there are low barriers to entry into the software markets in which we participate and may participate in the future, we expect significant competition to continue from both established and emerging software companies, domestic and international. In fact, our growth opportunities in new product markets could be limited to the extent established and emerging software companies enter or have entered those markets. We also may face competition from our existing customers that choose to internally develop and operate a competing product.
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
In recent years, our revenues derived from sales to customers outside the U.S. have not been material. Our revenues derived from such sales can vary from quarter to quarter and from year to year. In the future, we may expand our international business activities. International operations are subject to many inherent risks, including:
•general political, social and economic instability;
•trade restrictions;
•the imposition of governmental controls;
•exposure to different legal standards, particularly with respect to intellectual property;
•burdens of complying with a variety of foreign laws, including without limitation data privacy laws, such as the General Data Protection Regulation (“GDPR”) in Europe;
•import and export license requirements and restrictions of the United States and any other country in which we operate;
•unexpected changes in regulatory requirements;
•foreign technical standards;

•changes in tariffs;
•difficulties in staffing and managing international operations;
•difficulties in securing and servicing international customers;
•difficulties in collecting receivables from foreign entities;
•fluctuations in currency exchange rates and any imposition of currency exchange controls; and
•potentially adverse tax consequences.
These conditions may increase our cost of doing business. Moreover, as our customers are adversely affected by these conditions, our business with them may be disrupted and our results of operations could be adversely affected.
Legal and Regulatory Risks
The actual or perceived failure by us, our customers, partners, or vendors to comply with stringent and evolving information security, data protection and data privacy laws, regulations, standards, policies, and contractual obligations could harm our reputation and business, may result in increased compliance costs and impediments to the development or performance of our offerings, and may subject us to significant monetary or other penalties and liability.
In the ordinary course of our business, through the delivery of our solutions and in connection with our routine processing of human resources data, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process confidential, proprietary, and sensitive information, including personal information, and information that may be considered sensitive personal information in certain jurisdictions. As a result, we are subject to numerous data privacy, data protection, and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements, and may become subject to new obligations of this nature in the future.
The data privacy, data protection, and information security laws and regulations to which we are and may become subject address and will address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention, or transfer of personal information. The regulatory framework and enforcement mechanisms for data privacy and cybersecurity issues worldwide can vary substantially between jurisdictions. New laws continue to be enacted that may require considerable resources to ensure timely and ongoing compliance given the nuances of each jurisdiction’s legal obligations. For example, more U.S. states are enacting laws similar to the California Consumer Privacy Act of 2018 and the substantial amendments to that framework from the California Privacy Rights Act (CPRA), which took effect in January 2023, that provide new data privacy rights to state residents, expand certain protections to personal information of employees in the state, and create special degrees of protection for certain “sensitive” personal information. The CPRA establishes a dedicated California data protection authority, which may increase enforcement actions and penalties for privacy regulation violations, as well as audits of possible violations. Additionally, expanded business-to-business personal information protections may require additional negotiation of new and existing data processing agreements with service providers. Burgeoning legal obligations may require expenditure of considerable resources to establish and maintain the necessary internal infrastructure to comply with monitoring obligations, requests from data subjects, and other requirements, which may limit the use and adoption of our offerings. Other state and federal legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data.
Further, foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. In the European Union, the GDPR includes operational and governance requirements for companies that collect or process personal data of residents of the European Union and provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to privacy, data protection, and information security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, and information security privacy, data protection, and information security. For the offerings that are distributed by our customers under their respective brands, our customers develop the applicable privacy policies, terms of service and other similar materials and statements. If any of these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, contractual penalties or indemnification obligations, or other adverse consequences.
We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy, data protection, and information security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, including the third party providers of services we utilize to deliver some of the functionality of our offerings, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection, and information security obligations, we could face significant consequences, including but not limited to significant fines, penalties, or liabilities for noncompliance, government enforcement actions, litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
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
Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own U.S. trademark registrations for certain of our trademarks and U.S. patents for certain of our technologies. However, these measures afford us only limited protection. For our mobile applications that are distributed by our carrier customers to their end users, we rely on our carrier customers to establish binding end user terms. It is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights. In addition, we sometimes include open-source software in our products. As a result of our use of open source software in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent independent development, unauthorized use, or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
Financial, Investment and Indebtedness Risks
We may raise additional capital through the issuance of equity or convertible debt securities or by entering into new or modifying existing borrowing arrangements in order to meet our capital needs. Additional funds to allow us to meet our capital needs may not be available on terms acceptable to us or at all.
We believe that our cash and the cash we expect to generate from operations will be sufficient to meet our capital needs for the next twelve months. However, it is possible that we may need or choose to obtain additional financing or to modify existing financing arrangements to fund our future activities. We could raise these funds by selling more stock to the public or to selected investors, or by entering into borrowing arrangements; provided that the terms of our existing Notes, Warrants and Additional Warrants permit our ability to access this additional capital (See "Risks Related to Our Convertible Notes"). We may not be able to obtain additional funds on favorable terms, or at all, including if the holders of our Notes, Warrants, or Additional Warrants do not approve such a transaction or if they are unwilling to modify our existing financing arrangements with them. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.
It is possible that our future capital requirements may vary materially from those currently anticipated. The amount of capital that we will need in the future will depend on many factors, including but not limited to:
•the launch and market acceptance of our products;
•the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;
•our business, product, capital expenditure, and research and development plans and product and technology roadmaps;
•the levels of working capital that we maintain;
•any acquisitions that we would choose to undertake;
•capital improvements to new and existing facilities;
•technological advances;
•our competitors’ response to our products; and
•our relationships with suppliers and customers.
In addition, we may raise additional capital to accommodate planned growth, hiring, and infrastructure needs or to consummate acquisitions of other businesses, products, or technologies.

The Company has a history of net losses and may incur substantial net losses in the future.
During 2021 and 2022, we have been in a net loss position, partially driven by the Family Safety Mobile Business acquisition and the elevated level of expenses at which we are currently operating as we continue to serve some of our carrier customers from the family safety platform that we acquired, and we continue to incur the expenses associated with operating the acquired platform. Although we plan to continue to migrate all of our continuing wireless carrier customers to a single family safety platform over the next year, we will continue to operate with this elevated level of expenses until such migration has been completed. Additionally, a customer whose contract will be terminating in 2023 will remain on the acquired platform until their service has ended. Once we have migrated each of our continuing carrier customers to a consolidated family safety platform, we will focus our efforts on growing subscribers to the family safety product deployed at each of these carrier customers, which we expect will increase our revenues.
During 2022, we began to undertake efforts to align our operating expenses with our projected revenue subsequent to these migrations, and in February 2023, following receipt of notice of termination of one of our Tier 1 customer contracts, we announced we would accelerate our efforts designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results. Moreover, although we believe that these efforts will reduce operating costs and improve operating margins, we cannot guarantee that they will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. In addition, if we do not achieve certain revenue targets subsequent to these efforts, we may need to undertake further cost reduction actions, which may include further restructurings.
The results of cost reduction efforts undertaken by the Company could negatively impact the Company's future operational goals and may negatively impact the Company.
The Company's current and potential future actions to reduce operating costs as a result of the receipt of notice of termination of one of our Tier 1 customer contracts will cause the Company to incur additional charges in the near term, which may include charges related to employee transition, severance payments, employee benefits, and stock-based compensation. Additional risks associated with the continuing impact of these efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our cost reduction efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern.
We believe that we will be able to meet our financial obligations as they become due over the next twelve months, primarily based on our current working capital levels, our current financial projections, and our belief that we would be able to secure short-term loans and raise capital when necessary. Our ability to obtain a short-term loan or raise additional capital would be subject to our obligations and restrictions under our Notes, Warrants, and Additional Warrants.
Our ability to continue as a going concern is substantially dependent upon multiple factors, which primarily include those factors set forth above. If our actual financial performance is unfavorable in comparison to our internal plans and projections, we may need to consider additional actions to mitigate conditions or events that would raise substantial doubt about our ability to continue as a going concern, including the following:
•Raising additional capital through short-term loans or other borrowing arrangements.
•Implementing additional restructuring and cost reductions.
•Raising additional capital through a private placement or other transactions.
•Disposing of or discontinuing one or more product lines.
•Selling or licensing intellectual property.
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
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2022, we had total goodwill and net intangible assets of $71.4 million. We assess goodwill and definite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets. See Note 16 for additional information regarding potential impairment in 2023.
Risks Related to Our Convertible Notes
The terms of our Convertible Notes, and our debt repayment obligations thereunder, may restrict our ability to obtain additional financing, and adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under the Convertible Notes, and certain restrictions included within the terms of the Convertible Notes, may restrict, and otherwise impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions. Further, a portion of our cash flows from operations may have to be dedicated to repaying the principal and interest of the Convertible Notes during 2023. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are outside of our control. Our future operations may not generate sufficient cash to enable us to repay our debt, including the Convertible Notes. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness under the Convertible Notes in cash when due, we may be required to issue additional shares of common stock on unfavorable terms.
Conversion of the Convertible Notes and exercise of the Warrants or Additional Warrants will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes or exercise of some or all of the Warrants issued along with the Convertible Notes or Additional Warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of the Convertible Notes or exercise of the Warrants or Additional Warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes or exercise of the Warrants or Additional Warrants could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into, or exercise of Warrants or Additional Warrants for, shares of our common stock could depress the price of our common stock.
We may require additional financing to sustain or grow our operations and such additional capital may not be available to us, or may only be available to us on unfavorable terms.
To the extent that revenues generated by our ongoing operations are insufficient to fund future requirements, we may need to raise additional funds through debt or equity financings or curtail our growth. The Convertible Notes contain limitations on our ability to raise money through equity offerings and to incur additional indebtedness. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders in the amounts that we require, or at all. Our inability in the future to obtain additional equity or debt capital on acceptable terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.

Our obligations to the holders of our Convertible Notes are secured by a security interest in substantially all of our assets, and if we default on those obligations, the note holders could foreclose on our assets.
Our obligations under the Convertible Notes and the transaction documents relating to those notes are secured by a security interest in substantially all of our and our subsidiaries’ assets. As a result, if we default under our obligations under the Convertible Notes or the transaction documents, the holders of the Convertible Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.
The holders of our Convertible Notes have certain additional rights upon an event of default under the Convertible Notes which could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.
Under our Convertible Notes, the holders have various rights upon an event of default. Such rights include (i) an increase in the interest rate; (ii) the holders having the right to demand redemption of all or a portion of the Convertible Notes and (iii) the holders have the right to convert the Convertible Notes into our common stock at a discount over then current market price of our common stock. At any time after certain notice requirements for an event of default are triggered, a holder of the Convertible Notes may require us to redeem all or any portion by delivering written notice. Each portion of the Convertible Notes subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) the redemption premium (equal to 125%) and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as the holder delivers an event of default redemption notice multiplied by (Y) the product of (1) the redemption premium (equal to 125%) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding the event of default and ending on the date we make the entire payment required to be made under the Convertible Notes. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.
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
Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to several factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to several factors, including the following:
•the gain or loss of a key customer;
•the timing of product and services deployments to our major customers and the timing of our customers’ launch of their branded versions of such products and services to their end users;
•the timing and extent of our customers’ efforts to market and promote such products and services to their users;
•the timing of user acceptance of our customers’ branded versions of our products and services and the growth or decline in the subscriber base for such products and services;
•our ability to maintain or increase gross margins;
•variations in our sales channels or the mix of our product sales;
•our ability to anticipate market needs and to identify, develop, complete, introduce, market and produce new products and technologies in a timely manner to address those needs;
•the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;
•acquisitions;
•the effect of new and emerging technologies;
•deferrals of orders by our customers in anticipation of new products, applications, product enhancements or operating systems; and
•general economic and market conditions.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. Prior to January 1, 2022, our leased space in Pittsburgh included an additional 19,965 square feet, which we subleased to a third party under an agreement that commenced on February 1, 2015 and expired on December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, we lease approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2023, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2024.
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
Holders
As of March 15, 2023, there were approximately 89 holders of record of our common stock based on information provided by our transfer agent.
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
Purchases of Equity Securities by the Company
The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	19,839	$2.25	—	—
November 1 - 30, 2022	19,835	2.26	—	—
December 1 - 31, 2022	19,834	2.12	—	—
Total	59,508	$2.21
(a)Includes the acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 59,508 shares during the periods set forth in the table. All of the shares were canceled when they were acquired.
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
In 2022, our revenues declined by 17% to $48.5 million, primarily driven by the $8.9 million decline in revenues in our CommSuite product line during the year as T-Mobile wound down Sprint’s legacy premium visual voicemail service. Principally as a result of this decline in revenues, we did experience a decrease in our gross profit to $34.3 million during 2022, a decrease of $11.4 million compared to 2021. Our operating expenses decreased during the year by $11.4 million, due to a non-recurring $12.9 million charge resulting from the earn-out provisions of the Family Safety Mobile Business acquisition incurred during 2021, partially offset by an increase in development costs in 2022 related to the migration of our carrier customers onto our SafePath Family Safety platform. The net loss for 2022 was $29.3 million, resulting in a net loss per diluted share of $0.53.
In 2022, we provided white label Family Safety applications to all three Tier 1 wireless carriers in the United States, however one of our Tier 1 customers notified us in February 2023 that it is terminating its Family Safety contract with us, effective as of June 30, 2023. Despite that termination, we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and the Family Safety Mobile Business from Avast in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. We believe that as we complete our development efforts associated with the migration to the SafePath platform, our development costs should decline. As a result of nearing the finalization of our migration efforts our Research & Development costs have decreased by approximately $1.5 million, or 18%, in the fourth quarter as compared to the second quarter of 2022. In addition, we anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath migrations are complete, which is expected to result in an increase in our gross margins.

Results of Operations
The following table sets forth certain consolidated statement operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2022	2021
Revenues	100.0%	100.0%
Cost of revenues	29.3	21.7
Gross profit	70.7	78.3
Operating Expenses
Selling and marketing	26.6	19.8
Research and development	61.6	44.8
General and administrative	33.3	30.7
Change in fair value of contingent consideration	—	22.0
Amortization of intangible assets	13.0	13.9
Total operating expenses	134.5	131.2
Operating loss	(63.7)	(53.0)
Change in fair value of warrant and derivative liabilities	9.6	—
Interest (expense) income, net	(5.5)	0.1
Other (expense) income, net	(0.2)	0.1
Loss before provision for income taxes	(59.9)	(52.8)
Provision for income tax expense	0.5	0.4
Net loss	(60.4)%	(53.1)%
Revenues and Expense Components
The following is a description of the primary components of our revenues and expenses:
Revenues. Revenues are net of allowances. Our operations are organized into one business segment, Wireless, which includes all of our existing core products, including the Family Safety (including SafePath), CommSuite, and ViewSpot portfolio of products.
Cost of revenues. Cost of revenues consists of direct product and hosting, maintenance, data center, royalties, and technical support expenses including personnel costs.
Selling and marketing. Selling and marketing expenses consist primarily of personnel costs, advertising costs, including digital marketing expenses, sales commissions, and trade show expenses. These expenses may vary significantly from quarter to quarter based on the timing of trade shows and product introductions.
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
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities is from valuation related impacts to warrant and derivative liabilities which were added in 2022.

Interest (expense) income, net. Interest expense is primarily related to interest associated with our convertible notes and financing arrangements and the amortization of debt issuance costs and discount. Interest income is primarily related to interest earned on cash equivalents.
Other (expense) income, net. Other income is primarily related to fixed asset disposals and other non-operating gains or losses.
Provision for income tax expense. Income tax expense is primarily related to the provision for federal, state, and foreign taxes imposed upon our results of operations.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenues. Revenues were $48.5 million and $58.4 million for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $9.9 million, or 17%. This decrease was driven by declines in CommSuite revenues of approximately $8.9 million and in Family Safety revenues of approximately $1.2 million primarily as a result of the migration of legacy Sprint customers onto the T-Mobile network. Partially offsetting this decline was an increase in ViewSpot product line of approximately $0.3 million.
Cost of revenues. Cost of revenues were $14.2 million and $12.7 million for the years ended December 31, 2022 and 2021, respectively. This increase of $1.5 million was primarily due to higher costs associated with operating the acquired legacy Family Safety Mobile Business.
Gross profit. Gross profit was $34.3 million, or 70.7% of revenues, for the years ended December 31, 2022, compared to $45.7 million, or 78.3% of revenues, for the year ended December 31, 2021. The decrease of $11.4 million in gross profit was a result of the year-over-year decline in revenue volume combined with the product mix underlying the revenues.
Selling and marketing. Selling and marketing expenses were $12.9 million and $11.6 million for the years ended December 31, 2022 and 2021, respectively. This increase of $1.3 million was primarily due to charges for severance costs of $0.8 million, including stock based compensation in 2022 combined with increases in personnel related costs.
Research and development. Research and development expenses were $29.9 million and $26.2 million for the years ended December 31, 2022 and 2021, respectively. This increase of $3.7 million was primarily due to an increase in contractor costs associated with supporting SafePath development and personnel related expenses as a result of the acquisition of the Family Safety Mobile Business.
General and administrative. General and administrative expenses were $16.2 million and $17.9 million for the years ended December 31, 2022 and 2021, respectively. This decrease of $1.8 million was primarily due to $1.7 million in transaction and professional service costs associated with our acquisition of the Family Safety Mobile Business in 2021 and costs related to the acquisition of certain non-development intellectual property of $1.0 million incurred in 2021, partially offset by transaction costs related to the Notes and Warrant Offering and Stock Offering in August 2022 and an increase in personnel related costs.
Change in fair value of contingent consideration. The change in fair value of contingent consideration of $12.9 million for the year ended December 31, 2021 resulted from a contract extension becoming probable with a given customer designated in the earn-out provision of the Purchase Agreement for the Family Safety Mobile Business, resulting in an increase in the contingent consideration due to Avast.
Amortization of intangible assets. Amortization of intangible assets was $6.3 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively. This decrease of $1.8 million was primarily attributable to the period-over-period decrease in amortization expense recognized associated with the intangible assets acquired as part of the Circle acquisition as there was an impairment charge in 2021 of $1.5 million and an acceleration of the remaining intangibles.
Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities of $4.7 million for the years ended December 31, 2022 resulted from valuation related impacts to warrant and derivative liabilities which were added in 2022.
Interest (expense) income, net. Interest expense was $2.7 million in 2022. Interest income was nominal in 2021. The $2.7 million increase is due to the financing transaction from August of 2022 and the related amortization of deferred financing fees and the discount associated with the Convertible Notes.
Provision for income tax expense. Because of our cumulative loss position, the current provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2022, the Company retained a valuation allowance related to its U.S.-based deferred tax assets of $62.7 million at December 31, 2022. During fiscal year 2022, both our valuation allowance and the related deferred tax assets increased by $5.4 million.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. The Company's primary needs for liquidity relate to working capital requirements for operations and its debt service requirements. As of December 31, 2022, the Company's cash and cash equivalents were approximately $14.0 million. As noted above, we believe that we will be able to meet our financial obligations as they become due over the next twelve months.
Operating activities
Net cash used in operating activities was $19.3 million for the year ended December 31, 2022. The primary uses of operating cash were a net loss of $29.3 million less non-cash expenses totaling $12.4 million, and a decrease in accounts payable and accrued liabilities of $2.6 million.
Net cash used in operating activities was $12.9 million for the year ended December 31, 2021. The net loss of $31.0 million for the quarter was offset by net non-cash expenses totaling $28.2 million. The primary source of operating cash was a decrease in accounts receivable of $7.9 million. The primary uses of operating cash were a decrease in accounts payable and accrued liabilities of $16.3 million, and a decrease in deferred revenue of $1.4 million.
Investing activities
Net cash provided by investing activities was $0.1 million for the year ended December 31, 2022 driven by proceeds received from installment payments for the sale assets of legacy software products, which was completed in 2020.
Net cash used in investing activities for year ended December 31, 2021 of $57.5 million was primarily attributable to the Family Safety Mobile Business acquisition.
Financing activities
Net cash provided by financing activities was $17.1 million for the year ended December 31, 2022, primarily attributable to proceeds from the Notes and Warrant Offering of $15.0 million and the Stock Offering of $3.0 million. Partially offsetting the proceeds from the Convertible Notes and Warrants were $1.2 million in transaction fees. Also impacting net cash provided by financing activities were proceeds from insurance premium financing agreements and revolver draws of $1.5 million, offset by repayments on those arrangements of $1.3 million.
Net cash provided by financing activities was $60.7 million for the year ended December 31, 2021, relating primarily to the March 2021 common stock offering, the proceeds of which were used, in part, to finance the Family Safety Mobile Business acquisition.
Contractual Obligations and Commercial Commitments
During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; contractual indemnities to our customers for breach of covenants, representations and warranties with respect to end user data privacy obligations; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
Real Property Leases
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. Prior to January 1, 2022, our leased space in Pittsburgh included an additional 19,965 square feet, which we subleased to a third party under an agreement that commenced on February 1, 2015 and expired on December 31, 2021. We lease and occupy approximately 8,513 square feet of space in Aliso Viejo, California under a lease that expires on October 31, 2024. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, we lease approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2023, and we lease approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2024.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements.
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
We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Business Combinations
We apply the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 805, Business Combinations, in the accounting for our acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to twelve months from the acquisition date, we may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the reporting period in which the adjusted amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.
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
Fair Value of Financial Instruments
We measure and disclose fair value measurements as required by FASB ASC topics.
Fair value is an exit price, representing the amount that would be received upon the sale of an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-

based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
For derivatives we may utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy, and subsequent changes in fair value for designated items are required to be reported in earnings in the current period. e.
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
Impairment or Disposal of Long-Lived Assets
Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as per ASC Topic No. 360, Property, Plant, and Equipment..
Goodwill and Intangible Assets
Goodwill represents purchase consideration from a business combination that exceeds the value assigned to the net assets of the acquired businesses. As per Topic No. ASC 350, Intangibles- Goodwill and Other, We are required to periodically assess the recoverability of the carrying value of our goodwill at least annually during the fourth quarter of the fiscal year or whenever events or circumstances indicate a potential impairment. If the carrying amount of our single reporting unit exceeds its fair value, an impairment loss equal to the excess of carrying value over fair value is recorded.
We have no indefinite-lived intangible assets. Amortization expense related to our definite-lived intangible assets resulting from acquisitions is calculated based on the pattern of economic benefit expected to be generated from the use of that asset. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired in accordance with ASC Topic No. 350, Intangibles- Goodwill and Other and ASC 360, Property, Plant and Equipment.
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
We transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform integration services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the licensed software by the customer. We also earn usage-based revenue on our platforms. Usage based revenue is generated based on licenses used by our customers' active subscribers’ access and usage of our software licenses and cloud-based services on our platforms, the provision of hosting services, and revenue share based on media placements on our platform. We recognize our usage-based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.

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
Stock-Based Compensation
We account for all stock-based payment awards made to employees and directors based on their fair values and recognizes such awards as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2022, we maintained effective internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under an Equity Compensation Plan
The following table summarizes information as of December 31, 2022 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	101	$3.61	2,425
2005 Stock Option / Stock Issuance Plan (2)	29	3.90	—
Total	130	$3.67	2,425
(1)The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015, and was subsequently amended and adopted on June 14, 2018 and June 9, 2020.
(2)Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were canceled and no longer available for future issuance.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS
(a) (1) Financial Statements
Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:
(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of February 12, 2020, between the Registrant and Circle Media Labs Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020
2.2	Membership Interest and Asset Purchase Agreement, dated as of March 8, 2021, by and among the Registrant, Avast plc, Avast Technologies USA LLC and Location Labs, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on March 9, 2021

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

Exhibit No.	Title	Method of Filing
3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.2	Amended and Restated Bylaws, as amended through April 11, 2022	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2022

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.3	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.4	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the Securities Purchase Agreement dated March 5, 2018	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.5	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the Securities Purchase Agreement dated May 3, 2018	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.6	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the Securities Purchase Agreement dated November 7, 2018	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

4.7	Registration Rights Agreement, dated April 16, 2021, between the Registrant, Avast plc and AVG Technologies USA, LLC	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2021

4.8	Form of Warrant to Purchase Common Stock issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.9	Form of Warrant to Purchase Common Stock, issued on August 12, 2022 to each of the Purchasers party to the Securities Purchase Agreement (Common Stock) dated August 11, 2022	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr., and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.3*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

10.3.1*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2018

Exhibit No.	Title	Method of Filing
10.3.2*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 9, 2020	Incorporated by reference to Exhibit 10.6.3 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021

10.3.3*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan (Executives)	Filed herewith

10.3.4*	Form of Unrestricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021

10.3.5*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.4	Underwriting Agreement, dated March 10, 2021, between the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2021

10.5	Registration Rights Agreement, dated April 16, 2021, among the Company, Avast plc and AVG Technologies USA LLC	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2021

10.6*	Offer letter between the Company and Michael K. Fox	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2021

10.7*	Offer letter between the Company and James M. Kempton	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021

10.8	Credit Agreement, dated March 31, 2022, between Smith Micro Software, Inc. and Smith Micro Software, LLC and Wells Fargo Bank, National Association,	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022

10.9	Security Agreement, dated March 31, 2022, between Smith Micro Software, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2022

10.1	Security Agreement, dated March 31, 2022, between Smith Micro Software, LLC and Wells Fargo Bank, National Association,	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2022

10.11*	Separation Agreement and General Release dated May 18, 2022, between Smith Micro Software, Inc. and Gail Mackiewicz Redmond	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2022

10.12	Form of Securities Purchase Agreement (Notes) dated August 11, 2022 between the Company and the Buyers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.13	Form of Senior Secured Convertible Note issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.14	Form of Registration Rights Agreement dated August 11, 2022	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.15	Form of Guaranty and Security Agreement dated August 11, 2022	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 11, 2022

Exhibit No.	Title	Method of Filing
10.16	Form of Securities Purchase Agreement (Common Stock) dated August 11, 2022 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.17	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.18	Form of Voting Agreement	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 11, 2022

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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

SMITH MICRO SOFTWARE, INC.

Date: March 22, 2023	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2023	By: /s/ James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2023
William W. Smith, Jr.

/s/ James M. Kempton	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2023
James M. Kempton

/s/ Andrew Arno	Director	March 22, 2023
Andrew Arno

/s/ Thomas G. Campbell	Director	March 22, 2023
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 22, 2023
Steven L. Elfman

/s/ Samuel Gulko	Director	March 22, 2023
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 22, 2023
Gregory J. Szabo

/s/ Asha Keddy	Director	March 22, 2023
Asha Keddy

/s/ Chetan Sharma	Director	March 22, 2023
Chetan Sharma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Smith Micro Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Revenue Recognition – Refer to Note 1 and Note 12 of the financial statements
Critical Audit Matter Description
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
Significant judgement is exercised by the Company in determining revenue recognition, and includes the following:
•Determination of whether promised services are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.
•Determination of prices for each distinct performance obligation, including for products and services sold separately.
•Determination of the timing of when revenue is recognized for each distinct performance obligation either over time or at a point in time.

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
•We selected a sample of recorded revenue transactions and performed the following procedures:
◦Obtained an understanding of management’s processes and controls related to revenue recognition.
◦Obtained customer source documents and agreed them against the respective contract, related amendments, if any, or Statement of Work, if applicable, for each selection, to test if the contractual terms of the agreement have been appropriately applied to each selection.
◦Evaluated management’s application of each step within the revenue accounting guidance and tested revenue recognition for specific performance obligations, including the allocation of pricing.
◦Tested the mathematical accuracy of management’s calculations of revenue and associated timing of revenue recognized in the financial statements.
Accounting for Issuance of Convertible Debt and Warrants – Refer to Notes 6 and 7 of the financial statements
Critical Audit Matter Description
In August 2022, the Company issued a series of senior secured convertible notes (the “Notes”) with an original principal amount of $15.0 million maturing on December 31, 2023 and warrants (the “Warrants”) to acquire up to an aggregate amount of 2,238,806 additional shares of common stock (together referred to as the “Notes and Warrants Offering”). Concurrently with the Notes and Warrants Offering, the Company issued warrants (“Additional Warrants”) to acquire an aggregate of 1,132,075 additional shares of common stock.

The Notes contain a make-whole feature and a redemption right payable upon a change in control, which both represent embedded features that require bifurcation as a single, compound embedded derivative and to initially and subsequently be measured at each reporting period at fair value. The Company utilized a market approach valuation model to determine the fair value of the derivative liability and warrants. Significant assumptions included current common stock price, risk-free rates, dividend yield, expected terms and volatility, among others.

We identified the accounting and the valuation of the Notes, embedded derivative liability and warrants as a critical audit matter due to the complexity and significant judgement required in assessing the Notes and warrants under the applicable accounting guidance. This included such things as the analysis of the terms of the Notes and warrants to determine the existence of derivatives requiring separate fair value measurement, classification of warrants, allocation of proceeds between the separate financial instruments, and determination of the reasonableness of the valuation models and significant assumptions utilized to value such instruments.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the Company’s Notes and warrant transactions included the following, among others:
•Obtained an understanding of management's process and controls related to the accounting for the Notes and warrant transactions.
•Obtained the underlying agreements and reviewed the key terms.
•Evaluated the appropriateness of management's analysis of the initial and subsequent accounting of the transactions, including determination of balance sheet classification and identification of embedded derivatives.
•Evaluated the reasonableness of the valuation methodology and significant assumptions utilized by management.
•Tested the accuracy of the underlying data and the mathematical accuracy of management's valuation calculation.
•Evaluated the completeness and accuracy of the related disclosures in the financial statements.

/s/ SingerLewak LLP
We have served as the Company’s auditor since 2005.
Los Angeles, California
March 22, 2023

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,026	$16,078
Accounts receivable, net of allowance for doubtful accounts of $3 and $2 at December 31, 2022 and 2021, respectively	10,501	10,590
Prepaid expenses and other current assets	1,983	1,988
Total current assets	26,510	28,656
Equipment and improvements, net	1,498	2,698
Right-of-use assets	3,722	4,866
Other assets	490	620
Intangible assets, net	36,320	42,631
Goodwill	35,041	35,041
Total assets	$103,581	$114,512
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,236	$3,301
Accrued payroll and benefits	3,883	4,055
Current operating lease liabilities	1,441	1,400
Other current liabilities	1,589	612
Current portion of convertible notes payable	9,007	—
Derivative liabilities	1,575	—
Total current liabilities	20,731	9,368
Non-current liabilities:
Warrant liabilities	3,317	—
Operating lease liabilities	2,976	4,467
Deferred tax liabilities, net	178	117
Total non-current liabilities	6,471	4,584
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 56,197,910 and 54,259,390 shares issued and outstanding at December 31, 2022 and 2021, respectively	56	54
Additional paid-in capital	357,875	352,779
Accumulated comprehensive deficit	(281,552)	(252,273)
Total stockholders’ equity	76,379	100,560
Total liabilities and stockholders' equity	$103,581	$114,512
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues	$48,513	$58,422
Cost of revenues	14,210	12,698
Gross profit	34,303	45,724
Operating expenses:
Selling and marketing	12,887	11,581
Research and development	29,870	26,197
General and administrative	16,161	17,920
Change in fair value of contingent consideration	—	12,864
Amortization of intangible assets	6,312	8,100
Total operating expenses	65,230	76,662
Operating loss	(30,927)	(30,938)
Other income (expense):
Change in fair value of warrant and derivative liabilities	4,669	—
Interest (expense) income, net	(2,680)	34
Other (expense) income, net	(115)	76
Loss before provision for income taxes	(29,053)	(30,828)
Provision for income tax expense	226	215
Net loss	$(29,279)	$(31,043)

Loss per share:
Basic and diluted	$(0.53)	$(0.61)

Weighted average shares outstanding:
Basic and diluted	55,422	51,232
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2020	41,233	$41	$279,905	$(221,230)	$58,716
Non-cash compensation recognized on stock options and ESPP	—	—	83	—	83
Restricted stock grants, net of cancellations	991	1	4,764	—	4,765
Cancellation of shares for payment of withholding tax	(385)	—	(2,220)	—	(2,220)
Employee stock purchase plan	10	—	37	—	37
Common shares issued in stock offering, net of offering costs	9,521	10	59,701	—	59,711
Common shares issued in connection with Avast Family Safety Mobile acquisition, net	1,460	1	8,380		8,381
Exercise of common stock warrants	1,408	1	2,064	—	2,065
Exercise of stock options	21	—	65	—	65
Net loss	—	—	—	(31,043)	(31,043)
BALANCE, December 31, 2021	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and ESPP	—	—	86	—	86
Restricted stock grants, net of cancellations	1,187	1	4,861	—	4,862
Cancellation of shares for payment of withholding tax	(406)	—	(1,218)	—	(1,218)
Employee stock purchase plan	17	—	40	—	40
Exercise of stock options	9	—	19	—	19
Common shares in stock offering, net of offering costs	1,132	1	1,308	—	1,309
Net loss	—	—	—	(29,279)	(29,279)
BALANCE, December 31, 2022	56,198	$56	$357,875	$(281,552)	$76,379
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(29,279)	$(31,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,556	9,338
Non-cash lease expense	1,144	1,160
Non-cash transaction costs including amortization	3,324	—
Change in fair value	(4,669)	12,864
Provision for doubtful accounts	—	5
Provision for excess and obsolete inventory	—	(97)
Stock based compensation	4,948	4,848
Deferred income taxes	61	58
Gain (loss) on disposal of assets	4	(14)
Changes in operating accounts:
Accounts receivable	85	7,938
Prepaid expenses and other assets	(25)	(268)
Accounts payable and accrued liabilities	(2,570)	(16,309)
Other liabilities	160	(1,396)
Net cash used in operating activities	(19,261)	(12,916)
Investing activities:
Acquisitions, net	—	(56,865)
Capital expenditures, net	(49)	(830)
Other investing activities	164	192
Net cash provided by (used in) investing activities	115	(57,503)
Financing activities:
Proceeds from notes and warrants offering	15,000	—
Proceeds from stock and warrants offering	3,000	59,711
Stock, notes, and warrants offering costs	(1,227)	—
Payments related to contingent consideration	—	(1,136)
Proceeds from exercise of common stock warrants	—	2,066
Proceeds from financing arrangements	1,541	—
Repayments of financing arrangements	(1,278)	—
Other financing activities	58	102
Net cash provided by financing activities	17,094	60,743
Net decrease in cash and cash equivalents	(2,052)	(9,676)
Cash and cash equivalents, beginning of year	16,078	25,754
Cash and cash equivalents, end of year	$14,026	$16,078
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$253	$84
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$8,381
Derivative and warrants in connection with notes and stock offerings	$9,561	$—
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
The Company
Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless and cable service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics.
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
Foreign Currency Transactions
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
Internal Software Development Costs
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2022, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
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
The Company’s 2022 fourth quarter annual test included the assessment of qualitative factors to determine whether or not it was more likely than not that the fair value of Smith Micro’s single reporting unit was less than its carrying value. The qualitative assessment considered factors such as macroeconomic conditions, industry and market trends, cost factors, and overall financial performance, among others. In consideration of the totality of the qualitative factors assessed, based on the weight of the evidence no circumstances existed that would indicate that it was more likely than not that goodwill was impaired. There was no goodwill impairment recognized during the years ended December 31, 2022 or 2021.
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
Derivatives and Warrants
The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, Derivatives and Hedginig. Derivative and warrant liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value.
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
Smith Micro primarily sell its software solutions, cloud-based services and consulting services to major wireless network and cable operators. For all contracts with customers, the Company first identifies the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration. The Company evaluates the total amount of variable consideration expected to be earned by using the expected value method, as the Company believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations, and its best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company also generates the majority of its revenue on usage-based fees which are variable and depend entirely on customers’ use of perpetual licenses, transactions processed on the Company’s hosted environment, advertisement placements on the Company’s service platform, and activity on the Company’s cloud-based service platform.
Smith Micro grants certain software licenses to its customers on a royalty free, non-exclusive, non-transferable, limited use basis during the term of the agreement. In some instances, the Company performs integration services to ensure the software operates within its customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the licensed software by the customer. The Company also earns usage-based revenue on its platforms. The Company’s contracts with the certain customers may include promises to transfer multiple products and services. Smith Micro’s cloud-based service includes a software solution license integrated with cloud-based services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Smith Micro does not allow its customers to take possession of the software solution, and since the utility of the license comes from the cloud-based services that are provided, the Company considers the software license and the cloud-based services to be a single performance obligation. Usage based revenue is generated based on licenses used by Smith Micro’s customer’s active subscribers’ access and usage of Smith Micro’s software licenses and cloud-based services on Smith Micro’s platforms, the provision of hosting services, and revenue share based on media placements on Smith Micro’s platform. Smith Micro recognizes usage-based revenue when the Company has completed its performance obligation and has the right to invoice the customer. This revenue is generally recognized monthly or quarterly. Finally, the Company ratably recognizes usage-based revenue over the contract period when customers pay in advance of service delivery.
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
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments whereby embedded conversion features that are not accounted for as derivatives under Accounting Standards Codification 815 or that do not result in substantial premiums accounted for as paid-in capital are no longer separated from the host contract. Under ASU 2020-06, entities are required to use the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The if-converted method assumes share settlement of the instrument, which increases the number of potentially dilutive securities used to calculate diluted EPS. This ASU also adds several new disclosure requirements. The Company adopted this ASU in the current year with disclosures included in Note 6. and there was no impact to the prior year.

2. Acquisitions
Avast Family Safety Mobile Business
On April 16, 2021, the Company acquired the Family Safety Mobile Business from Avast pursuant to a Membership Interest and Asset Purchase Agreement (the “Purchase Agreement”).
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
The goodwill recognized was attributable primarily to expected synergies and the assembled workforce of the Family Safety Mobile Business. The goodwill is deductible for income tax purposes.
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
3. Equipment and Improvements
Equipment and improvements consist of the following (in thousands):

	December 31,
	2022	2021
Computer hardware, software, and equipment	$10,347	$10,535
Leasehold improvements	3,381	3,378
Office furniture and fixtures	828	803
	14,556	14,725
Less accumulated depreciation and amortization	(13,058)	(12,027)
Equipment and improvements, net	$1,498	$2,698
Depreciation and amortization expense on equipment and improvements was $1.2 million for each of the years ended December 31, 2022 and 2021.

4. Goodwill and Intangible Assets
The following table sets forth the Company’s acquired intangible assets by major asset class as of December 31, 2022 and 2021, respectively (in thousands, except for useful life data):

	December 31, 2022
	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(5,835)	$7,694
Customer relationships	12	27,548	(4,490)	23,058
Customer contracts	1	7,000	(5,673)	1,327
Software license	7	5,419	(1,552)	3,867
Non-compete	0	283	(273)	10
Patents	5	600	(236)	364
Total		$54,379	$(18,059)	$36,320

	December 31, 2021
	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net Book Value
Purchased technology	8	$13,529	$(3,764)	$9,765
Customer relationships	13	27,549	(2,405)	25,144
Customer contracts	2	7,000	(4,441)	2,559
Software license	9	5,419	(793)	4,626
Non-compete	1	283	(196)	87
Patents	5	600	(150)	450
Total		$54,380	$(11,749)	$42,631
Intangible assets amortization expense was $6.3 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively.
Future amortization expense related to intangible assets as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$5,874
2024	5,635
2025	5,402
2026	5,007
2027 and thereafter	14,402
Total	$36,320
During the first quarter of 2021, the Company received a customer contract termination notice related to a customer contract acquired in the acquisition of Circle’s operator business in February 2020, which was otherwise set to expire in the second quarter of 2024. The contract was terminated effective April 15, 2021; however, in accordance with its terms, Smith Micro continues to deliver wind-down services under the contract. The terms of the contract allow for a wind-down period of up to two years post termination and the Company continued services under this contract throughout 2022. The Company determined the customer contract should be accounted for under the contract modification guidance in Topic 606. As a result, the Company recognized deferred revenue of $0.6 million in 2021 which was being amortized over the customer contract term and amortized the remaining $0.3 million throughout 2022. Additionally, the Company reviewed its customer contract intangible asset associated with this customer contract and determined that the carrying value was in excess of its fair value. Accordingly, the Company recorded a $1.5 million impairment charge within “amortization of intangible assets” in the consolidated statements of operations during the year ended December 31, 2021 and amortized the remaining $0.4 million in 2022 over the estimated remaining service period.
Smith Micro reviews the recoverability of the carrying value of the Company's single reporting unit goodwill at least annually or whenever events or circumstances indicate a potential impairment. The annual impairment testing date is December 31, 2022. Recoverability of goodwill is determined by comparing the estimated fair value of reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities. Smith Micro determined that there was not any impairment of the Company’s goodwill at December 31, 2022 and 2021.
5. Equity Transactions
2022 Common Stock Offering
In a registered direct offering concurrent with the Notes and Warrants Offering referred to in Note 6, on August 11, 2022, the Company entered into a Securities Purchase Agreement (the “Additional Purchase Agreement” and together with the Securities Purchase Agreement further discussed in Note 6, the “Purchase Agreements”) with certain accredited investors to sell at a purchase price of $2.65 per share, an aggregate of 1,132,075 shares of the Company’s common stock with warrants to purchase up to an aggregate of 1,132,075 shares of the Company’s common stock (the “Additional Warrants”) (the “Stock and Additional Warrants Offering”). Each Additional Warrant is exercisable on the sixth month anniversary of the date of its issuance at an exercise price of $2.65 per share and expires on February 14, 2028. The issuance of the shares of common stock and the Additional Warrants were conducted as a registered direct offering pursuant to the Company’s currently effective Registration Statement on Form S-3, previously filed with and declared effective by the Securities and Exchange Commission, and prospectus supplements thereunder. The Stock and Additional Warrants Offering closed on August 12, 2022, and the Company raised net cash proceeds of $2.8 million.
The Additional Warrants were assessed and concluded to be liability instruments due to certain cash purchase settlement provisions and as a result all changes in the fair value of the Additional Warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Additional Warrants for the Company's stock are not traded in an active securities market and, as such, the estimated fair value at inception was $1.6 million determined utilizing a Black-Scholes option pricing model, and is reflected on the balance sheet line "Warrant Liabilities" and as an adjustment to "Additional Paid in Capital."
Given that the Additional Warrants are liability instruments that are measured at fair value, the transaction proceeds were first allocated among the Additional Warrants, with the residual of $1.4 million to equity and transaction issuance costs allocated in the same manner, with $0.1 million relating to the Additional Warrants being expensed immediately within "General and Administrative Expenses," and $0.1 million as an offset to "Additional Paid in Capital."
2021 Common Stock Offering
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
6. Debt and Warrants Transactions
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
The Notes accrue compounding interest at the rate of 6.0% per annum, which is payable in cash or shares of the Company's common stock at the Company's option, in arrears quarterly in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes will accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes are also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes are entitled to cash settlement. The Notes mature on December 31, 2023, with amortization payments being made monthly from April 2023 through December 2023, and the balance at maturity.
The Warrants were assessed and concluded to be liability instruments due to certain cash settlement provisions, and as a result all changes in the fair value of warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Warrants are not traded in an active securities market and, as such, the estimated fair value at inception was $3.8 million, determined utilizing a Black-Scholes option pricing model and is reflected on the balance sheet line "Warrant liabilities" and as a discount on the Notes.
The Notes contain a make-whole feature and a redemption right payable in cash upon change in control feature, as well as certain other conversion and redemption features. These features are viewed as a compound embedded derivative that meets the criteria to be bifurcated and carried at fair value. This is classified as in the balance sheet line "Derivative liabilities" and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. The derivative was initially recognized at a fair value of $4.2 million and was subsequently adjusted to $1.6 million at December 31, 2022, with the following assumptions being utilized:

	Convertibles Notes Derivative
	August 11, 2022	December 31, 2022
Common stock market price	$3.04	$2.10
Risk-free interest rate	3.28%	4.68%
Expected dividend yield	—	—
Expected term (in years)	1.39	1.00
Expected volatility	56.32%	61.59%
Given that the warrants and the derivatives are liability instruments that are measured at fair value, the transaction proceeds were allocated first to the Warrants and derivative, with the residual to the Notes. Transaction issuance costs for the Notes and Warrants Offering were allocated in the same manner, with $0.5 million relating to the Warrants and derivative being expensed immediately within "General and administrative expenses." Deferred financing costs for the Notes and Warrant Offering totaled $0.5 million and are reported net of accumulated amortization as a deduction from the face amount of the debt. Amortization of the deferred financing costs and discount is reported as a component of interest expense and is computed using the effective interest method over the expected term of the debt. In the Notes and Warrant Offering, the Company raised net cash proceeds of $14.0 million.
During the year ended December 31, 2022, the Company recognized interest expense of $2.8 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.1 million, amortization of discount of $2.3 million, and contractual interest of $0.4 million.

The balance of the Notes as of December 31, 2022 is as follows (unaudited, in thousands):

	Current	Long term	Total
Gross Balance as of December 31, 2022	$15,000	$—	$15,000
Unamortized Discount	(5,656)	—	$(5,656)
Unamortized Issuance Costs	(337)	—	$(337)
Net Balance as of December 31, 2022	$9,007	$—	$9,007

The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. As of December 31, 2022, the Company was in compliance with all covenants.
Warrant Liabilities
As further discussed above, on August 11, 2022, Warrants to purchase 2,238,806 shares of common stock were issued with an exercise price of $3.35 per share in conjunction with the Notes and Warrants Offering, at an initial fair value of $3.8 million. Additional Warrants (as defined in Note 5 above) to purchase 1,132,075 shares of common stock were issued with an exercise price of $2.65 per share in conjunction with the Stock and Additional Warrants Offering.
All changes in the fair value of these warrant liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Warrants are not traded in an active securities market and, as such, the estimated fair value at inception and again at December 31, 2022 was determined by using a Black-Scholes option pricing model that utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the Warrants. The Company has no reason to believe future volatility over the expected remaining life of the Warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the Warrants. Below are the specific assumptions utilized:

	Warrants		Additional Warrants
	August 11, 2022	December 31, 2022	August 12, 2022	December 31, 2022
Common stock market price	$3.04	$2.10	$2.34	$2.10
Risk-free interest rate	3.03%	3.76%	3.03%	3.76%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.00	4.61	5.50	5.12
Expected volatility	66.85%	64.16%	70.55%	65.52%
Credit Facility
On March 31, 2022, the Company and its wholly-owned subsidiary, Smith Micro Software, LLC, as co-borrowers entered into a credit agreement with Wells Fargo Bank, National Association providing for a $7.0 million secured revolving credit facility (the “Credit Facility”) that was able be utilized to finance the Company’s working capital requirements and other general corporate purposes. In connection with the Notes and Warrants Offering described in Note 6 the Credit Facility was terminated on August 11, 2022. There were borrowings and repayments of $0.3 million for the year 2022.
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
•Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
•Level 3 – Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Total at December 31, 2021	—	—	$—	$—
Notes and Warrants Offering Derivative	$—	$—	$1,575	$1,575
Notes and Warrants Offering Warrants	—	—	2,052	2,052
Stock and Additional Warrants Offering Warrants	—	—	1,265	1,265
Total at December 31, 2022	$—	$—	$4,892	$4,892
The following table presents the changes in the fair value of Level 3 instruments for the years ended December 31, 2022 and 2021 (in thousands):

	Contingent Consideration	Notes and Warrants Offering Derivative	Notes and Warrants Offering Warrants	Stock and Additional Warrants Offering Warrants	Total
Measurement at December 31, 2020	$—	$—	$—	$—	$—
Additions	1,136	—	—	—	1,136
Change in fair value	12,864	—	—	—	12,864
Payments	(14,000)	—	—	—	(14,000)
Measurement at December 31, 2021	$—	$—	$—	$—	$—
Additions	—	4,178	3,793	1,590	9,561
Change in Fair Value	—	(2,603)	(1,741)	(325)	(4,669)
Measurement at December 31, 2022	$—	$1,575	$2,052	$1,265	$4,892
The carrying values for all other financial assets and liabilities approximated fair value for the years ended December 31, 2022 and 2021.
8. Income Taxes
Loss before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(29,539)	$(31,301)
Foreign	486	473
Total loss before provision for income taxes	$(29,053)	$(30,828)

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	8	5
Foreign	157	152
Total current	165	157
Deferred:
Federal	24	24
State	37	35
Foreign	—	(1)
Total deferred	61	58
Total income tax expense	$226	$215
A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.1	4.3
Equity compensation	(1.5)	0.4
International tax items	(3.9)	0.1
Foreign taxes	(0.5)	(0.5)
State NOL true-up	(1.2)	1.2
Miscellaneous	1.8	(0.4)
Effect of change in rate	0.7	0.8
Change in valuation allowance	(21.1)	(27.6)
	(0.8)%	(0.7)%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred income tax assets
Net operating loss carry forwards	$48,317	$47,204
Research and development expenses	5,100	—
Intangibles	4,907	6,259
Credit carry forwards	3,028	3,027
Nondeductible accruals	453	532
163j Limitation	333	—
Fixed assets	289	84
Equity-based compensation	188	208
Deferred rent	15	33
Other	3	7
Total deferred income taxes - net	62,633	57,354
Deferred income tax liabilities
Prepaid expenses	(92)	(80)
Unrealized translation gain/loss	(21)	(45)
Total deferred income liabilities- net	(113)	(125)
Valuation allowance	(62,698)	(57,346)
Net deferred income tax liabilities	$(178)	$(117)
The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $185.4 million and $150.8 million, respectively, at December 31, 2022, to reduce future cash payments for income taxes. The federal NOL carryforwards generated prior to 2018 will expire from 2031 through 2037 and state NOL carryforwards will expire 2023 through 2041. Federal NOL carryforwards generated in 2018 and thereafter have no expiration date.
The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2022. These tax credits will begin to expire in 2028.
To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.
At December 31, 2022 and 2021, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.
The Company’s gross unrecognized tax benefits as of December 31, 2022 and 2021 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$412	$428
Other	—	(16)
Gross unrecognized tax benefits, ending balance	$412	$412
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, however during 2022 and 2021, the Company did not recognize any interest or penalties. There were no  cumulative interest and penalties at December 31, 2022 and 2021. The Company does not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a three-year historical cumulative loss as of the end of fiscal 2022. In addition, the Company was also in a loss for fiscal year 2017 and 2018 These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.
After a review of the four sources of taxable income as of December 31, 2022 (as described in Note 1), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2022, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $62.7 million at December 31, 2022. The valuation allowance on deferred tax assets increased by $5.4 million and $7.9 million in 2022 and 2021, respectively.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of December 31, 2022, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2022, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.
For financial reporting purposes, income before provision for income taxes for the Company’s foreign subsidiaries was $0.5 million for both years ended December 31, 2022 and 2021. Smith Micro does not provide for U.S. taxes on its unremitted earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S.
The 2017 US Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company's accounting policy is to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2022 is $5.9 million.

9. Earnings Per Share
The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company, options, warrants, and convertible notes are considered to be common stock equivalents, and are only included in the calculation of diluted earnings per share when their effect is dilutive.
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss	$(29,279)	$(31,043)
Denominator:
Weighted average shares outstanding – basic	55,422	51,232
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—
Weighted average shares outstanding – diluted	55,422	51,232

Shares excluded (anti-dilutive)	3,662	1,324

Net loss per common share:
Basic	$(0.53)	$(0.61)
Diluted	$(0.53)	$(0.61)
10. Employee Benefit Plans
The Company offers its US employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.
11. Stock-Based Compensation
Stock Plans
During the year ended December 31, 2022, the Company granted 1.4 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015. Subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were approved by its stockholders on June 14, 2018 and June 9, 2020. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015.
The outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 9,625,000 shares. As of December 31, 2022, there were approximately 2.4 million shares available for future grants under the Company’s 2015 OEIP.
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
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of sales	$2	$1
Sales and marketing	1,101	901
Research and development	1,082	965
General and administrative	2,764	2,981
Total non-cash stock compensation expense	$4,949	$4,848
As of December 31, 2022, there was approximately $7.4 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan. In the second quarter of 2022 there was a modification of a restricted stock award which accelerated the vesting of that award. As such an additional $0.6 million of stock compensation expense was recorded in Sales and Marketing expense in that period.
Valuation of Stock Option Awards
There were no options granted in 2022. The assumptions used to compute the share-based compensation costs for the stock options granted during the year ended December 31, 2021 using the Black-Scholes option pricing model, were as follows:

Year Ended December 31,
2021
Weighted average grant date fair value of stock options	$5.94
Assumptions
Risk-free interest rate (weighted average)	0.87%
Expected dividend yield	—
Weighted average expected life (years)	6.2
Volatility (weighted average)	74.5%
Forfeiture rate	12.0%
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
Stock Options
A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2022 and 2021 and the activity during the years ended herein are as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	194	$4.12		$218
Exercised	(9)	$2.11		$12
Forfeited	(2)	$4.82		$—
Expired	(44)	$5.66		$—
Outstanding as of December 31, 2022	139	$3.75	5.1	$6
Vested and expected to vest at December 31, 2022	137	$3.72	5.1	$6
Exercisable as of December 31, 2022	117	$3.49	4.6	$6
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

Offering Period Ended	September 30, 2022	March 31, 2022	September 30, 2021	March 31, 2021
Shares purchased for offering period	10,901	6,019	5,360	4,668
Fair value per share as of the beginning of the offering period	$1.15	$1.61	$1.90	$1.25
Assumptions
Risk-free interest rate (average)	0.86%	0.05%	0.05%	0.12%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	32.5%	43.1%	44.6%	47.1%

Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2022 and 2021, and the activity during years ended therein, are as follows (in thousands, except weighted average grant date fair value):

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2020	1,702	$4.07
Granted	1,287	$7.02
Vested	(1,027)	$4.47
Canceled and forfeited	(295)	$5.60
Unvested at December 31, 2021	1,667	$5.83
Granted	1,398	$3.76
Vested	(1,174)	$4.87
Canceled and forfeited	(212)	$6.06
Unvested at December 31, 2022	1,679	$4.75
12. Revenues
Performance Obligations
Family Safety Cloud Based Services
Smith Micro’s Family Safety solutions, which includes the SafePath family of products, are a hybrid Software as a Service (“SaaS”) offering. The Company considers the provision of the perpetual license and the cloud-based platform as a single performance obligation. The Company provides the perpetual license on a royalty free basis and earns revenue based either on a fixed fee for usage of its cloud-based services or on a revenue share arrangement. Smith Micro recognizes the usage-based and revenue share fees when it is entitled to the consideration earned for the distinct service period based on its customer’s usage of its cloud-based services.
ViewSpot Cloud Based Services
Our ViewSpot product is a cloud-based platform that Smith Micro's MNO customers use to display its promotional content on mobile devices on display in their retail outlets. Using this solution, the MNOs have the ability to promote specific mobile devices in targeted geographic retail locations and monitor the efficacy of the promotions and consumer interactions with in-store display devices and the targeted promotional content. Smith Micro sells a royalty free license and cloud-based services to serve the promotional content and capture consumer interaction with the in-store display mobile device. ViewSpot services depend on a significant level of integration, interdependency, and interrelation between the on-premise applications, consulting services and the cloud services, and are accounted for together as a single performance obligation. ViewSpot services are sold on a fixed fee basis to Smith Micro’s customers based on pre-defined purchase orders. Since Smith Micro is obligated to provide the required services over the contract period, the revenue is recognized over time.
From time to time, the Company also provides services to either to configure ad hoc targeted promotional content for Smith Micro’s customers or to set up new devices for optimization on the ViewSpot platform upon request. These requests are driven by the customers’ marketing initiatives and tend to be short term “bursts” of activity. Smith Micro recognizes revenues from these ad hoc services at a point in time which is upon delivery of the configured promotional content to the cloud platform.
CommSuite® Revenue
For the CommSuite product, the Company may provide integration services for a fee to ensure the Company’s software solution can operate on the customer’s operating platforms and the operating platform of the mobile devices of Smith Micro’s customer’s end users. In addition, since the mobile device OEMs change their operating systems regularly, Smith Micro provides maintenance services to ensure utility of the software license is not diminished for the Company’s customers. Smith Micro considers the integration services, the software license, and maintenance services to maintain the utility of the software license for its customers as a single performance obligation. The Company provides the perpetual license on a royalty free basis. Revenue related to integration services, if charged, is recognized at a point in time upon delivery and acceptance of the licensed software by the customer.
To support the CommSuite solution, Smith Micro also provides customers with its hosted environment and Application Service Provider (“ASP”) services for the duration of the license term. The Company considers the provision of these services to be a separate performance obligation. In these transactions, the total consideration expected is variable. The Company does not estimate when the variable consideration will be recognized because the License Usage Based Fees, Hosting Service Fees and ASP Advertising Fees relate specifically to the Company’s efforts to transfer the services for a specified period (month or quarter) which are distinct from the services provided in other specified periods. Smith Micro’s customer’s or the customer’s end customer’s usage occurs within the defined period, and the variability of Smith Micro’s license, hosting and ASP fees is resolved in the specified period, and such fees earned are not subject to adjustment based on the activity in other periods.
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
The Company also may enter into arrangements with certain customers to provide technology support services beyond the initial warranty period. Technology support services include e-mail and telephone support and unspecified rights to bug fixes available on a when-and-if available basis. Smith Micro considers the provision of such technology support services to be a separate performance obligation which is generally billed in advance for a fixed term and recognized as revenue ratably over the contractual term as the Company performs its services.
Deferred Revenue
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly, and annually billed service fees and prepayments made by customers for a future period. Smith Micro recognizes revenue upon transfer of control. As of December 31, 2022 and 2021, the Company’s total deferred revenue balance was $0.3 million and $0.2 million, respectively.
Costs to Obtain a Customer Contract
The Company generally pays sales commissions to its sales force, which are incremental and recoverable costs of acquiring contracts. In most instances, sales commissions are only paid when the Company earns usage-based fees on the contracts. The commission obligation is established each quarter based on the usage-based fees earned. The commission obligation is not adjusted by future usage-based fees earned, meaning each period is discrete from the other. As a result of the structure of the commission plan, Smith Micro records the commission expense when the commission obligation is determined, which is generally quarterly.
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2022	2021
License and service fees	$3,807	$3,730
Hosted environment usage fees	4,852	13,770
Cloud based usage fees	38,182	38,415
Consulting services and other	1,672	2,507
Total revenues	$48,513	$58,422
13. Commitments and Contingencies
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
14. Leases
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
Operating lease cost consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost	$1,654	$2,297
Sublease income	(18)	(603)
Total lease cost	$1,636	$1,694
Operating lease assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Right-of-use assets	$3,722	$4,866

Current lease liabilities	$1,441	$1,400
Long-term lease liabilities	2,976	4,467
Total lease liabilities	$4,417	$5,867
The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2022
2023	$1,664
2024	1,514
2025	1,158
2026	476
Total lease payments	4,812
Less imputed interest	395
Present value of lease liabilities	4,417
15. Segment, Concentration and Geographical Information
Segment Information
Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes the Family Safety (which includes SafePath), CommSuite, and ViewSpot families of products.
The Company does not separately allocate operating expenses to these product lines, nor does it allocate specific assets. Therefore, product line information reported includes only revenues.

The following table presents the Wireless revenues by product line (in thousands):

	Year Ended December 31,
	2022	2021
Family Safety	$39,798	$41,019
CommSuite	4,846	13,717
ViewSpot	3,869	3,569
Other	—	117
Total Wireless revenues	$48,513	$58,422
Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the year ended December 31, 2022, two customers made up 40% and 38% of revenues. For the year ended December 31, 2021, two customers made up 56% and 24% of revenues.
As of December 31, 2022 three customers accounted for 40%, 26%, and 17% of accounts receivable, and as of December 31, 2021, four customers accounted for 42%, 27%, 14%, and 12% of accounts receivable.
For the year ended December 31, 2022, one service provider with more than 10% of purchases accounted for 36% of purchases in the year, totaling 19% of accounts payable as of December 31, 2022. For the year ended December 31, 2021, two service providers with more than 10% of purchases accounted for 36% and 13% of purchases in the year, totaling 15% and 0% of accounts payable as of December 31, 2021, respectively.
The Company’s major customers could reduce their orders of the Company’s products in favor of a competitor's product or for any reason. The loss of these major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on Smith Micro’s business.
Geographical Information
During the years ended December 31, 2022 and 2021, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	Year Ended December 31,
	2022	2021
Americas	$46,621	$55,398
EMEA	1,892	3,024
Total revenues	$48,513	$58,422
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
On February 21, 2023, the Company received written notice of termination of a U.S. Tier 1 customer agreement for the Company’s family safety solution, effective June 30, 2023. Thereafter, the Company is obligated to deliver service under the agreement for a transition period of up to 180 days at the election of the customer. The agreement accounted for approximately 33% of the revenues of the Company for the year ended December 31, 2022. Prior to the date of the termination notice, the Company had received no written indication from this customer that they were contemplating terminating this agreement. The Company is currently evaluating its goodwill and intangible assets for impairment in the first quarter of 2023 due to this event but cannot make a reasonable estimate of any potential impairment as of the date of this Report. In response to this notification, the

Company has been reviewing its cost structure and has begun taking steps to reduce its expenses. On March 13, 2023, the Company began making workforce reductions by executing terminations in the United States and Portugal. On March 14, 2023, the Company announced the planned closure of its Slovakian operations, effective June 30, 2023. On March 17, 2023, the Company notified employees in Serbia that certain positions were being eliminated. In the aggregate, these actions will result in a reduction of approximately 26% of the Company’s total global workforce.