Form 10-Q
period 2023-03-31
SMITH MICRO SOFTWARE, INC.
filed 2023-05-12
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, there were 62,196,224 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,724	$14,026
Accounts receivable, net of allowance for doubtful accounts of $3 and $3 (2023 and 2022, respectively)	11,186	10,501
Prepaid expenses and other current assets	3,323	1,983
Total current assets	23,233	26,510
Equipment and improvements, net	1,272	1,498
Right-of-use assets	3,378	3,722
Other assets	487	490
Intangible assets, net	34,847	36,320
Goodwill	35,041	35,041
Total assets	$98,258	$103,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,119	$3,236
Accrued payroll and benefits	3,961	3,883
Current operating lease liabilities	1,452	1,441
Other current liabilities	1,561	1,589
Current portion of convertible notes payable	9,624	9,007
Derivative liabilities	532	1,575
Total current liabilities	20,249	20,731
Non-current liabilities:
Warrant liabilities	1,353	3,317
Operating lease liabilities	2,594	2,976
Deferred tax liabilities, net	178	178
Total non-current liabilities	4,125	6,471
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 60,595,949 and 56,197,910 shares issued and outstanding (2023 and 2022, respectively)	61	56
Additional paid-in capital	362,262	357,875
Accumulated comprehensive deficit	(288,439)	(281,552)
Total stockholders’ equity	73,884	76,379
Total liabilities and stockholders' equity	$98,258	$103,581
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenues	$10,930	$12,735
Cost of revenues (including depreciation of $14 and $32 in 2023 and 2022, respectively)	3,282	3,637
Gross profit	7,648	9,098
Operating expenses:
Selling and marketing	3,554	2,981
Research and development	5,868	7,265
General and administrative	3,475	3,923
Depreciation and amortization	1,686	1,967
Total operating expenses	14,583	16,136
Operating loss	(6,935)	(7,038)
Other income (expense):
Change in fair value of warrant and derivative liabilities	2,984	—
Loss on derecognition of debt	(627)	—
Interest expense, net	(2,260)	(4)
Other (expense) income, net	(40)	59
Loss before provision for income taxes	(6,878)	(6,983)
Provision for income tax expense	9	19
Net loss	$(6,887)	$(7,002)

Loss per share:
Basic and diluted	$(0.11)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	61,646	54,501
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2022 (audited)	56,198	$56	$357,875	$(281,552)	$76,379
Non-cash compensation recognized on stock options and ESPP	—	—	9	—	9
Restricted stock grants, net of cancellations	1,264	2	933	—	935
Employee stock purchase plan shares issued	8	—	8	—	8
Employee stock purchase plan expense	—	—	2	—	2
Cancellation of shares for payment of withholding tax	(111)	—	(211)	—	(211)
Common shares issued in settlement and prepayment of notes payable	3,237	3	3,646	—	3,649
Net loss	—	—	—	(6,887)	(6,887)
BALANCE, March 31, 2023 (unaudited)	60,596	$61	$362,262	$(288,439)	$73,884

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2021 (audited)	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and ESPP	—	—	21	—	21
Restricted stock grants, net of cancellations	1,005	1	1,044	—	1,045
Cancellation of shares for payment of withholding tax	(121)	—	(474)	—	(474)
Employee stock purchase plan	7	—	19	—	26
Exercise of stock options	6	—	14	—	14
Net loss	—	—	—	(7,002)	(7,002)
BALANCE, March 31, 2022 (unaudited)	55,156	55	353,403	(259,275)	94,183

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,887)	$(7,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,699	1,998
Non-cash lease expense	344	338
Change in fair value of warrant and derivative liabilities	(2,984)	—
Loss on derecognition of debt	627	—
Amortization of debt discount and issuance costs	2,117	—
Provision for doubtful accounts	—	5
Stock based compensation	945	1,065
Gain on disposal of assets	(3)	—
Changes in operating accounts:
Accounts receivable	(685)	(1,472)
Prepaid expenses and other assets	163	(218)
Accounts payable and accrued liabilities	(436)	(1,172)
Other liabilities	(235)	(131)
Net cash used in operating activities	(5,335)	(6,589)
Investing activities:
Capital expenditures, net	3	(63)
Other investing activities	—	12
Net cash provided by (used in) investing activities	3	(51)
Financing activities:
Proceeds from financing arrangements	442	541
Repayments of financing arrangements	(420)	(181)
Other financing activities	8	33
Net cash provided by financing activities	30	393
Net decrease in cash and cash equivalents	(5,302)	(6,247)
Cash and cash equivalents, beginning of period	14,026	16,078
Cash and cash equivalents, end of period	$8,724	$9,831

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in settlement and prepayment of notes payable	$3,000	$—
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of March 31, 2023, and the related consolidated statements of operations, and stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.
In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 23, 2023 (the "2022 Form 10-K").
Intercompany balances and transactions have been eliminated in consolidation.
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The impact of adopting the new standard did not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. Equity Transactions
In a registered direct offering concurrent with the 2022 Notes and Warrants Offering referred to in Note 4, on August 11, 2022, the Company entered into a Securities Purchase Agreement (the “Additional Purchase Agreement” and together with the Securities Purchase Agreement further discussed in Note 4, the “Purchase Agreements”) with certain accredited investors to sell at a purchase price of $2.65 per share an aggregate of 1,132,075 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,132,075 shares of the Company’s common stock (the “Additional Warrants”) (the “Stock and Additional Warrants Offering”). Each Additional Warrant is exercisable on the sixth month anniversary of the date of its issuance at an exercise price of $2.65 per share and expires on February 14, 2028. The issuance of the Shares and the Additional Warrants were conducted as a registered direct offering pursuant to the Company’s currently effective Registration Statement on Form S-3, previously filed with and declared effective by the Securities and Exchange Commission, and prospectus supplements thereunder. The Stock and Additional Warrants Offering closed on August 12, 2022, and the Company raised net cash proceeds of $2.8 million.
The Additional Warrants were assessed and concluded to be liability instruments due to cash purchase settlement provisions and as a result all changes in the fair value of the Additional Warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Additional Warrants are not traded in an active securities market and, as such, the estimated fair value at inception was $1.6 million determined utilizing a Black-Scholes option pricing model and is reflected on the balance sheet line "Warrant liabilities" and as an adjustment to Additional Paid-in Capital.
In accordance with the 2022 Notes and Warrants offering described further in Note 4, during the quarter ended March 31, 2023, at the Company's election, 1,644,738 shares were issued for the April 1, 2023 installment date and the payment for the April 1, 2023 installment date was completed on March 31, 2023, which reduced the convertible notes balance by $1.5 million and is discussed further in Note 4. During the quarter ended March 31, 2023, at the Company's election, 1,592,359 shares were prefunded for the May 1, 2023 installment date, which is represented in the balance sheet line "Prepaid expenses and other current assets" as of March 31, 2023. There were no conversions by the holders of the Notes during the first quarter of 2023.
4. Debt and Warrants Transactions
2022 Notes and Warrants Offering
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
The Notes accrue compounding interest at the rate of 6.0% per annum, which is payable in cash or shares of the Company's common stock at the Company's option, in arrears quarterly in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes will accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes are also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes are entitled to cash settlement. The Notes mature on December 31, 2023, with amortization payments due monthly by the first business day of the month from April 2023 through December 2023, and the balance at maturity. The April 2023 installment payment of $1.5 million was made on March 31, 2023, as described in Note 3 above, and as such a portion of the debt and related derivative were derecognized as of March 31, 2023.
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
The Notes contain a make-whole feature and a redemption right payable in cash upon change in control feature, as well as certain other conversion and redemption features. These features are viewed as a compound embedded derivative that meets the criteria to be bifurcated and carried at fair value. This is classified as in the balance sheet line "Derivative liabilities" and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. The derivative was initially recognized at a fair value of $4.2 million and is subsequently adjusted to fair value quarterly, as required, and immediately prior to any change in underlying debt balance. The change in valuation of the debt instrument as a whole, including the derivative, as a result of installment payments extinguishing an aggregate of $1.5 million in principal under the Notes, is reflected in the income statement line "Loss on derecognition of debt" totaling $0.6 million for the three months ended March 31, 2023. The assumptions utilized during the quarter are as follows:

Convertible Notes Derivative
March 31, 2023
Common stock market price	$1.16
Risk-free interest rate	4.68%
Expected dividend yield	—
Expected term (in years)	0.75
Expected volatility	84.34%
During the three months ended March 31, 2023, the Company recognized interest expense of $2.3 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.1 million, amortization of discount of $2.0 million, and contractual interest of $0.2 million.
The current balance of the Notes as of March 31, 2023 is as follows (unaudited, in thousands):

Current
Gross Balance as of March 31, 2023	$13,500
Unamortized Discount	(3,658)
Unamortized Issuance Costs	(218)
Net Balance as of March 31, 2023	$9,624
The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. As of March 31, 2023, the Company was in compliance with all covenants.
Warrant Liabilities
As further discussed above, on August 11, 2022, warrants to purchase 2,238,806 shares of common stock were issued with an exercise price of $3.35 per share in conjunction with the Notes and Warrants Offering, at an initial fair value of $3.8 million. As further discussed in Note 3, Additional Warrants to purchase 1,132,075 shares of common stock were issued with an exercise price of $2.65 per share in conjunction with the Stock and Additional Warrants Offering.
All changes in the fair value of these warrant liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. There were no warrant exercises in the quarter ended March 31, 2023. The warrants are not traded in an active securities market and, as such, the estimated fair value at inception and again at March 31, 2023 was determined by using a Black-Scholes option pricing model that utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the warrants. Below are the specific assumptions utilized:

	Warrants	Additional Warrants
	March 31, 2023	March 31, 2023
Common stock market price	$1.16	$1.16
Risk-free interest rate	3.82%	3.82%
Expected dividend yield	—	—
Expected term (in years)	4.37	4.87
Expected volatility	68.94%	67.85%

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
There were no instruments measured at fair value during the three months ended March 31, 2022. The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at March 31, 2023 (in thousands):

Level 3
Notes and Warrants Offering Derivative	$532
Warrants	830
Additional Warrants	524
Total at March 31, 2023	$1,886
The following table presents the changes in the fair value for the three months ended March 31, 2023 (in thousands):

	Notes and Warrants Offering Derivative	Warrants	Additional Warrants	Total
Measurement at December 31, 2022	$1,575	$2,052	$1,265	$4,892
Change in fair value	(1,021)	(1,222)	(741)	(2,984)
Derecognition of debt	(22)	—	—	(22)
Measurement at March 31, 2023	$532	$830	$524	$1,886
6. Goodwill and Intangible Assets
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. For purposes of our goodwill impairment test, we operate as a single reporting unit. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.
In the first quarter of 2023, management concluded that the written notice of termination of a U.S. Tier 1 customer agreement for the Company's family safety solution, as disclosed in Note 16 of the 2022 Form 10-K, represented a triggering event indicating possible impairment of goodwill and long-lived assets, including Customer Relationships intangible assets.
Recoverability of goodwill is determined by comparing the fair value of the Company’s single reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. Due to the triggering event, an interim quantitative impairment analysis was performed as of February 28, 2023 for the Company's single reporting unit. The fair value for the reporting unit was determined using Level 3 unobservable inputs which incorporated assumptions that the Company believes would be a reasonable market participant's view in a hypothetical purchase, to develop the discounted cash flows, which included estimates of revenue growth, earnings before interest taxes, depreciation and amortization ("EBITDA") and a discount rate of 22% derived from a capital asset pricing model. The fair value was estimated utilizing a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology applying an equal weighting. The impairment analysis contains inherent uncertainties due to uncontrollable events that could positively or negatively impact anticipated future economic and operating conditions. The estimated fair value of the Company's reporting unit exceeded the fair value of the other assets and liabilities (expressed as a percentage of carrying value) as of February 2023, and as such there was not any impairment. The Company determined that there were no further goodwill impairment indicators at March 31, 2023 and there were no goodwill impairment indicators at December 31, 2022. If current projections, including revenue growth and operating results are not achieved or specific valuation factors outside the Company's control, such as discount rates, economic or industry challenges, significantly change, goodwill could be subject to future impairment.
For intangibles, an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company assessed the assets impacted as a result of the triggering event indicated above and performed a recoverability test on the Customer relationships intangible asset from the Avast Family Safety Mobile Business acquisition as of February 28, 2023 using Level 3 unobservable inputs including estimates of revenue growth, and EBITDA. The Company's estimated undiscounted future cash flows exceeded the carrying amount of the Customer Relationships intangible asset, and therefore there was no impairment to the definite-lived intangible assets as a result of the triggering event.
The components of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2023
	(unaudited, in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6	$13,529	$(6,272)	$7,257
Customer relationships	12	27,548	(5,166)	22,382
Customer contracts	1	7,000	(5,802)	1,198
Software license	7	5,419	(1,752)	3,667
Patents	4	600	(257)	343
Total		$54,096	$(19,249)	$34,847

	December 31, 2022
	(audited, in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(5,835)	$7,694
Customer relationships	12	27,548	(4,490)	23,058
Customer contracts	1	7,000	(5,673)	1,327
Software license	7	5,419	(1,552)	3,867
Non-compete	1	283	(273)	10
Patents	5	600	(236)	364
Total		$54,379	$(18,059)	$36,320

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately 10 years as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, intangible asset amortization expense was $1.5 million and $1.6 million, respectively.
As of March 31, 2023, estimated amortization expense for the remainder of 2023 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2023	$4,400
2024	5,635
2025	5,402
2026	5,007
2027	4,131
2028 and thereafter	10,272
Total	$34,847
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
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(6,887)	$(7,002)
Denominator:
Weighted average shares outstanding – basic	61,646	54,501
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—
Weighted average shares outstanding – diluted	61,646	54,501

Shares excluded (anti-dilutive)	8,032	1,024

Net loss per common share:
Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Convertible notes, as if converted	4,473	—
Outstanding stock options	95	131
Outstanding warrants	3,464	893
Total anti-dilutive shares	8,032	1,024
8. Stock-Based Compensation
Stock Plans
During the quarter ended March 31, 2023, the Company granted 1.4 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015 and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were subsequently approved by its stockholders on June 14, 2018 and June 9, 2020. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. As of March 31, 2023, there were approximately 0.9 million shares available for future grants under the Company’s 2015 Plan.
The outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 9,625,000 shares.
The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Compensation Committee of the Board of Directors administers the 2015 OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate, and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months.
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

Compensation Costs
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	162	83
Research and development	224	261
General and administrative	559	721
Total non-cash stock compensation expense	$945	$1,065

As of March 31, 2023, there was approximately $8.3 million in unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan.
Stock Options
A summary of the Company’s stock options outstanding and related information under the 2015 OEIP and 2005 Plan for the three months ended March 31, 2023 are as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	139	$3.75		$6
Forfeited	(18)	$4.31		$7
Outstanding as of March 31, 2023	121	$3.66	4.75	$—
Vested and expected to vest at March 31, 2023	120	$3.65	4.73	$—
Exercisable as of March 31, 2023	112	$3.58	4.52	$—

Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP for the three months ended March 31, 2023 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	1,679	4.75
Granted	1,358	1.63
Vested	(316)	4.30
Canceled and forfeited	(94)	3.75
Unvested at March 31, 2023	2,627	3.23
9. Revenues
Revenue Recognition
In accordance with FASB ASC Topic No. 606, Revenue from Contracts with Customers, the Company recognizes the sale of goods and services based on the five-step analysis of transactions as provided in Topic 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. For all contracts with customers, the Company first identifies the contract which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. The Company evaluates the total amount of variable consideration expected to be earned by using the expected value method, as the Company believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations, and its best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company generates the majority of its revenue on usage-based fees which are variable and depend entirely on customers’ use of perpetual licenses, transactions processed on the Company’s hosted environment, advertisement placements on the Company’s service platform, and activity on the Company’s cloud-based service platform.
The Company’s contracts with mobile network operator (“MNO”) customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Smith Micro’s cloud-based services include a software solution license integrated with cloud-based services. Since the Company does not allow its customers to take possession of the cloud-based elements of its software solutions, and since the utility of the license comes from the cloud-based services that the Company provides, Smith Micro considers the software license and the cloud services to be a single performance obligation. The Company recognizes revenue associated with its MNO customers based on their active subscribers’ access and usage of Smith Micro’s software licenses and cloud-based services on Smith Micro’s platforms.
Smith Micro has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.

Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
License and service fees	$1,000	$828
Hosted environment usage fees	819	1,429
Cloud based usage fees	8,677	9,878
Consulting services and other	434	600
Total revenues	$10,930	$12,735
10. Segment, Customer Concentration and Geographical Information
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
The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Family Safety	$9,089	$10,366
CommSuite	826	1,430
ViewSpot	1,015	939
Total Wireless revenues	$10,930	$12,735
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the three months ended March 31, 2023, three customers made up 37%, 37% and 14% of revenues. For the three months ended March 31, 2022, three customers made up 40%, 37%, and 10% of revenues.
As of March 31, 2023, three customers accounted for 37%, 34%, and 17% of accounts receivable. As of March 31, 2022, four customers accounted for 36%, 35%, 12%, and 11% of accounts receivable.

Geographical Information
During the three months ended March 31, 2023 and 2022, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Americas	$10,511	$12,193
EMEA	419	542
Total revenues	$10,930	$12,735
The Company does not separately allocate specific assets to these geographic locations.
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

Operating lease cost consists of the following (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Lease cost	$410	$434
Sublease income	—	(18)
Total lease cost	$410	$416
The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of March 31, 2023
2023	$1,670
2024	1,519
2025	1,162
2026	479
Total lease payments	4,830
Less imputed interest	784
Present value of lease liabilities	$4,046

Additional information relating to the Company’s operating leases follows (unaudited):

As of March 31, 2023
Weighted average remaining lease term (years)	2.85
Weighted average discount rate	6.2%
13. Income Taxes
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
After a review of the four sources of taxable income as of December 31, 2022, and after consideration of the Company’s cumulative loss position as of December 31, 2022, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $62.7 million as of March 31, 2023.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of March 31, 2023, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.
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
•the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our common stock to fall; and
•those additional factors which are listed under Item 1A of Part I of our Annual Report on Form 10-K filed with the SEC on March 23, 2023 (the "2022 Form 10-K") under the caption “RISK FACTORS.”
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
In the first quarter of 2023, our revenues declined by 14% to $10.9 million compared to the first quarter of 2022, primarily driven by a $1.3 million decrease in our Family Safety product line, coupled with a $0.6 million decrease in CommSuite revenues. These revenue declines primarily resulted from decreases associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite. As a result of the decline in revenues, we have experienced a decrease in our gross profit during the first quarter of 2023 to $7.6 million, a decline of $1.5 million. Our operating expenses have decreased during the first quarter of 2023 compared to first quarter of 2022 by approximately $1.6 million, primarily due to quarter-over-quarter reductions in Research & Development expenses of $1.4 million as SafePath development efforts near completion. The net loss for the first quarter of 2023 was $6.9 million, resulting in a net loss of $0.11 per basic and diluted share.

While we currently provide white label Family Safety applications to all three Tier 1 wireless carriers in the United States, one of our Tier 1 customers notified us in February 2023 that it is terminating its Family Safety contract effective as of June 30, 2023. Despite that termination, we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and the Family Safety Mobile Business from Avast in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. We expect to deliver SafePath to another of our U.S. Tier 1 carrier customers for their user acceptance testing in the second quarter of 2023, which should then position this carrier to launch on the SafePath platform in the second half of 2023. We expect that as we complete our development efforts associated with the migration to the SafePath platform, our development costs should continue to decline. In addition, we anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath migrations are complete, which is expected to result in an increase in our gross margins. Additionally, as a result of the termination notice referenced above, we expect to continue to reduce the costs associated with supporting this contract, and as a result announced actions late in the first quarter of 2023 that are expected to result in the elimination of approximately 26% of the Company's global workforce. The severance related costs associated with these actions were recognized in the first quarter of 2023. It is our anticipation that the culmination of all of these efforts will result in an anticipated $4 million of quarterly cost savings as compared to the fourth quarter of 2022. We are expecting to achieve that savings target in the second quarter.
Results of Operations
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2023 and 2022. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2023	2022
Revenues	100.0%	100.0%
Cost of revenues	30.0	28.6
Gross profit	70.0	71.4
Operating expenses:
Selling and marketing	32.5	23.4
Research and development	53.7	57.0
General and administrative	31.8	30.8
Depreciation and amortization	15.4	15.4
Total operating expenses	133.4	126.7
Operating loss	(63.4)	(55.3)
Change in fair value of warrant and derivative liabilities	27.3	—
Loss on derecognition of debt	(5.7)	—
Interest expense, net	(20.7)	—
Other (expense) income, net	(0.4)	0.5
Loss before provision for income taxes	(62.9)	(54.8)
Provision for income tax expense	0.1	0.1
Net loss	(63.0)%	(55.0)%
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues. Revenues were $10.9 million and $12.7 million for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $1.8 million, or 14%. This decrease was primarily related to decreases associated with our Family Safety and CommSuite product lines of $1.3 million and $0.6 million, respectively. These revenue declines primarily resulted from decreases associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite.

Cost of revenues. Cost of revenues were $3.3 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. This decrease of approximately $0.4 million was due to the period-over-period decline in revenue partially offset by approximately $0.2 million in severance related costs incurred during the first quarter of 2023.
Gross profit. Gross profit was $7.6 million, or 70.0% of revenues, for the three months ended March 31, 2023, compared to $9.1 million, or 71.4% of revenues, for the three months ended March 31, 2022. The decrease of $1.5 million in gross profit was driven by the period-over-period decline in revenue volume coupled with approximately $0.2 million in severance related costs incurred during the first quarter of 2023.
Selling and marketing. Selling and marketing expenses were $3.6 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. This increase of $0.6 million was primarily due to an increase in marketing costs, personnel related costs, and severance related costs associated with the workforce reduction efforts referenced above.
Research and development. Research and development expenses were $5.9 million and $7.3 million for the three months ended March 31, 2023 and 2022 respectively. This decrease of $1.4 million was primarily due to the decline in personnel related costs of approximately $1.5 million and contractor costs of $0.2 million, partially offset by severance related costs of $0.5 million associated with the workforce reduction efforts referenced above.
General and administrative. General and administrative expenses were $3.5 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively. This decrease of $0.4 million was primarily related to declines in stock-based compensation and in consulting costs, which was partially offset by severance related costs of approximately $0.1 million.
Depreciation and amortization. Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was $1.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. The total decrease of approximately $0.3 million was primarily due to the quarter-over-quarter decrease in amortization expense recognized associated with the intangible assets acquired as a part of the Circle operator business acquisition.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $3.0 million for the three months ended March 31, 2023. The fair value adjustment of $3.0 million resulted from valuation related impacts to the warrant and derivative liabilities.
Loss on derecognition of debt. The loss recognized on derecognition of debt in the first quarter of 2023 was $0.6 million. This resulted from an installment payment made on the convertible notes in the form of shares, and the required derecogition of the net debt position related to that principal balance, including the derivative, and discounts.
Interest expense, net. Interest expense was $2.3 million and nominal for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense of $2.3 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the financing transaction from August of 2022.
Other (expense) income, net. Other expense was nominal for the three months ended March 31, 2023 and other income was $0.1 million for the three months ended March 31, 2022. The quarter-over-quarter change was primarily related to changes in foreign currency rates for the respective periods.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended March 31, 2023 and 2022. There were no material changes in the period to period comparison
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. The Company's primary needs for liquidity relate to working capital requirements for operations and its debt service requirements. As of March 31, 2023, the Company's cash and cash equivalents were approximately $8.7 million. We believe that we will be able to meet our financial obligations as they become due over the next twelve months.
Operating activities
Net cash used in operating activities was $5.3 million for the three months ended March 31, 2023. The primary uses of operating cash were a net loss of $6.9 million less non-cash expenses totaling $2.7 million, an increase in accounts receivable of $0.7 million and a decrease in accounts payable and accrued liabilities of $0.4 million.
Net cash used in operating activities was $6.6 million for the three months ended March 31, 2022. The primary uses of operating cash were the net loss of $7.0 million for the quarter, offset by net non-cash expenses totaling $3.4 million coupled with an increase in accounts receivable of $1.5 million and a decrease in accounts payable and accrued liabilities of $1.2 million.
Investing activities
Net cash provided by investing activities was nominal for the three months ended March 31, 2023. Net cash used in investing activities for three months ended March 31, 2022 of $0.1 million was primarily attributable to capital expenditures.
Financing activities
Net cash provided by financing activities was nominal for the three months ended March 31, 2023, and $0.4 million for the three months ended March 31, 2022 primarily attributable to the timing of borrowings and repayments from short-term insurance premium financing arrangements.
Recent Accounting Guidance
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.
Critical Accounting Policies and Estimates
Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial Statements in our 2022 Form 10-K for information regarding our critical accounting policies and estimates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our 2022 Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	23,993	$2.63	—	—
February 1 - 28, 2023	21,931	3.20	—	—
March 1 - 31, 2023	65,179	1.17	—	—
Total	111,103	$2.33
(1)Shares of stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.
Item 5. Other Information
As previously disclosed in Item 2.06 of the Company's Form 8-K filed on February 27, 2023, in connection with the notice of termination of the customer agreement as described in Item 8.01 therein, the Company's management conducted an impairment review under applicable accounting rules to determine whether, and to what extent, this change created any impairment. The Company has since determined, as described more fully within Note 6 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference, that there was no impairment of either goodwill or long-lived intangible assets related to the triggering event.

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

SMITH MICRO SOFTWARE, INC.

May 12, 2023	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)