Form 10-Q
period 2023-06-30
SMITH MICRO SOFTWARE, INC.
filed 2023-08-10
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9 2023, there were 66,752,487 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,417	$14,026
Accounts receivable, net of allowance for doubtful accounts of $3 and $3 (2023 and 2022, respectively)	11,871	10,501
Prepaid expenses and other current assets	3,351	1,983
Total current assets	21,639	26,510
Equipment and improvements, net	1,117	1,498
Right-of-use assets	3,033	3,722
Other assets	485	490
Intangible assets, net	33,355	36,320
Goodwill	35,041	35,041
Total assets	$94,670	$103,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,343	$3,236
Accrued payroll and benefits	2,708	3,883
Current operating lease liabilities	1,454	1,441
Other current liabilities	1,829	1,589
Current portion of convertible notes payable	7,062	9,007
Derivative liabilities	217	1,575
Total current liabilities	16,613	20,731
Non-current liabilities:
Warrant liabilities	1,194	3,317
Operating lease liabilities	2,196	2,976
Deferred tax liabilities, net	178	178
Total non-current liabilities	3,568	6,471
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 65,202,050 and 56,197,910 shares issued and outstanding (2023 and 2022, respectively)	65	56
Additional paid-in capital	368,527	357,875
Accumulated comprehensive deficit	(294,103)	(281,552)
Total stockholders’ equity	74,489	76,379
Total liabilities and stockholders' equity	$94,670	$103,581
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,338	$12,674	$21,268	$25,409
Cost of revenues (including depreciation of $13, $27, $27, and $60 in the three and six months ended June 30, 2023 and 2022, respectively)	2,589	3,617	5,871	7,253
Gross profit	7,749	9,057	15,397	18,156
Operating expenses:
Selling and marketing	2,628	3,720	6,182	6,701
Research and development	3,705	8,080	9,573	15,346
General and administrative	3,040	3,753	6,515	7,677
Depreciation and amortization	1,620	1,877	3,305	3,844
Total operating expenses	10,993	17,430	25,575	33,568
Operating loss	(3,244)	(8,373)	(10,178)	(15,412)
Other income (expense):
Change in fair value of warrant and derivative liabilities	429	—	3,413	—
Loss on derecognition of debt	(775)	—	(1,402)	—
Interest (expense) income, net	(2,037)	2	(4,297)	(2)
Other expense, net	(36)	(91)	(76)	(32)
Loss before provision for income taxes	(5,663)	(8,462)	(12,540)	(15,446)
Provision for income tax expense	2	31	11	50
Net loss	$(5,665)	$(8,493)	$(12,551)	$(15,496)

Loss per share:
Basic and diluted	$(0.09)	$(0.15)	$(0.21)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	62,453	55,183	59,726	55,844
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, March 31, 2023 (unaudited)	60,596	$61	$362,262	$(288,438)	$73,885
Non-cash compensation recognized on stock options and ESPP	—	—	6	—	6
Restricted stock grants, net of cancellations	(2)	—	1,024	—	1,024
Cancellation of shares for payment of withholding tax	(68)	—	(80)	—	(80)
Common shares issued in settlement and prepayment of notes payable	4,676	4	5,315	—	5,319
Net loss	—	—	—	(5,665)	(5,665)
BALANCE, June 30, 2023 (unaudited)	65,202	$65	$368,527	$(294,103)	$74,489

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2022 (audited)	56,198	$56	$357,875	$(281,552)	$76,379
Non-cash compensation recognized on stock options and ESPP	—	—	17	—	17
Restricted stock grants, net of cancellations	1,262	2	1,957	—	1,959
Employee stock purchase plan shares issued	8	—	8	—	8
Cancellation of shares for payment of withholding tax	(179)	—	(291)	—	(291)
Common shares issued in settlement and prepayment of notes payable	7,913	7	8,961	—	8,968
Net loss	—	—	—	(12,551)	(12,551)
BALANCE, June 30, 2023 (unaudited)	65,202	65	368,527	(294,103)	74,489
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, March 31, 2022 (unaudited)	55,156	$55	$353,403	$(259,275)	$94,183
Non-cash compensation recognized on stock options and ESPP	—	—	23	—	23
Restricted stock grants, net of cancellations	127	—	1,665	—	1,665
Cancellation of shares for payment of withholding tax	(164)	—	(452)	—	(452)
Exercise of stock options	1	—	2	—	2
Net loss	—	—	—	(8,493)	(8,493)
BALANCE, June 30, 2022 (unaudited)	55,120	55	354,641	(267,768)	86,928

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2021 (audited)	54,259	$54	$352,779	$(252,273)	$100,560
Restricted stock grants, net of cancellations	1,132	1	2,708	—	2,709
Cancellation of shares for payment of withholding tax	(285)	—	(925)	—	(925)
Employee stock purchase plan	6	—	19	—	19
Exercise of stock options	8	—	16	—	16
Net loss	—	—	—	(15,496)	(15,496)
BALANCE, June 30, 2022 (unaudited)	55,120	55	354,641	(267,768)	86,928
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(12,551)	$(15,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,332	3,902
Non-cash lease expense	689	673
Change in fair value of warrant and derivative liabilities	(3,413)	—
Loss on derecognition of debt	1,402	—
Amortization of debt discount and issuance costs	4,055	—
Stock based compensation	1,975	2,754
Gain on disposal of assets	11	—
Changes in operating accounts:
Accounts receivable	(1,373)	(975)
Prepaid expenses and other assets	69	(527)
Accounts payable and accrued liabilities	(2,309)	(1,812)
Other liabilities	622	(146)
Net cash used in operating activities	(7,491)	(11,627)
Investing activities:
Capital expenditures, net	3	(112)
Other investing activities	71	83
Net cash provided by (used in) investing activities	74	(29)
Financing activities:
Proceeds from financing arrangements	442	1,291
Repayments of financing arrangements	(642)	(391)
Other financing activities	8	35
Net cash (used in) provided by financing activities	(192)	935
Net decrease in cash and cash equivalents	(7,609)	(10,721)
Cash and cash equivalents, beginning of period	14,026	16,078
Cash and cash equivalents, end of period	$6,417	$5,357

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in settlement and prepayment of notes payable	$7,500	$—
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of June 30, 2023, and the related consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance became effective for the Company beginning with interim periods starting in fiscal year 2023. The impact of adopting the new standard did not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. Equity Transactions
In a registered direct offering concurrent with the 2022 Notes and Warrants Offering referred to in Note 4, on August 11, 2022, the Company entered into a Securities Purchase Agreement (the “Additional Purchase Agreement” and together with the Securities Purchase Agreement further discussed in Note 4, the “Purchase Agreements”) with certain accredited investors to sell at a purchase price of $2.65 per share an aggregate of 1,132,075 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,132,075 shares of the Company’s common stock (the “Additional Warrants”) (the “Stock and Additional Warrants Offering”). Each Additional Warrant is exercisable at a price of $2.65 per share and expires on February 14, 2028. The issuance of the Shares and the Additional Warrants were conducted as a registered direct offering pursuant to the Company’s currently effective Registration Statement on Form S-3, previously filed with and declared effective by the SEC, and prospectus supplements thereunder. The Stock and Additional Warrants Offering closed on August 12, 2022, and the Company raised net cash proceeds of $2.8 million.
The Additional Warrants were assessed and concluded to be liability instruments due to cash purchase settlement provisions, and as a result all changes in the fair value of the Additional Warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Additional Warrants are not traded in an active securities market and, as such, the estimated fair value at inception was $1.6 million determined utilizing a Black-Scholes option pricing model and is reflected on the balance sheet line "Warrant liabilities" and as an adjustment to Additional Paid-in Capital.
In accordance with the 2022 Notes and Warrants offering described further in Note 4, during the six months ended June 30, 2023 at the Company's election 6,420,519 shares were issued for the April 1, 2023 through the July 1, 2023 principal amortization installment date payments, which in total reduced the convertible notes principal balance by $6.0 million and is discussed further in Note 4. The payment for the July 1, 2023 principal amortization installment date was completed on June 30, 2023. During the three months ended June 30, 2023, at the Company's election, 1,492,540 shares were prefunded to the holders of the Notes (as defined below) for the August 1, 2023 principal amortization installment date, which is represented in the balance sheet line "Prepaid expenses and other current assets" as of June 30, 2023. There were no conversions by the holders of the Notes during the six months ended June 30, 2023.
4. Debt and Warrants Transactions
2022 Notes and Warrants Offering
On August 11, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with certain accredited investors, and, pursuant to the SPA, sold a new series of senior secured convertible notes (the "Notes") with an aggregate original principal amount of $15.0 million and an initial conversion price of $3.35 per share, subject to adjustment as described in the Notes, and warrants to acquire up to an aggregate amount of 2,238,806 additional shares of the Company’s common stock (the "Warrants" and together with the Notes, the "Notes and Warrants Offering"). The Warrants are exercisable at a price of $3.35 per share and expire five years from the date of issuance on August 11, 2027. There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system. The closing of the Notes and Warrants Offering occurred on August 11, 2022.
The Notes accrue compounding interest at the rate of 6.0% per annum, which is payable in cash or shares of the Company's common stock at the Company's option, in arrears in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes will accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes are also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes are entitled to cash settlement. The Notes mature on December 31, 2023, with amortization payments due monthly by the first business day of the month from April 2023 through December 2023, and the balance at maturity. There were principal installment payments of $6.0 million made during the six months ended June 30, 2023 as described in Note 3 above, and as such a portion of the debt and related derivative were derecognized.
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
The Notes contain a make-whole feature and a redemption right payable in cash upon change in control feature, as well as certain other conversion and redemption features. These features are viewed as a compound embedded derivative that meets the criteria to be bifurcated and carried at fair value. This is classified in the balance sheet line as "Derivative liabilities" and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. The derivative was initially recognized at a fair value of $4.2 million and is subsequently adjusted to fair value quarterly, as required, and immediately prior to any change in underlying debt balance. The change in valuation of the debt instrument as a whole, including the derivative, as a result of installment payments extinguishing an aggregate of $6.0 million in principal under the Notes, is reflected in the statement of operations line "Loss on derecognition of debt" totaling $0.8 million for the three months ended June 30, 2023 and $1.4 million for the six months ended June 30, 2023. Below are specific assumptions utilized:

Convertible Notes Derivative	March 31, 2023	May 1, 2023	May 31, 2023	June 30, 2023
Common stock market price	$1.16	$1.22	$1.21	$1.11
Risk-free interest rate	4.68%	4.68%	4.91%	5.42%
Expected dividend yield	—	—	—	—
Expected term (in years)	0.75	0.67	0.59	0.50
Expected volatility	84.34%	81.57%	86.20%	90.68%
During the three months ended June 30, 2023, the Company recognized interest expense of $2.1 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.1 million, amortization of discount of $1.8 million, and contractual interest of $0.2 million.
During the six months ended June 30, 2023 the Company recognized interest expense of $4.5 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.2 million, amortization of discount of $3.8 million, and contractual interest of $0.4 million.
The current balance of the Notes as of June 30, 2023 is as follows (unaudited, in thousands):

Current
Gross Balance as of June 30, 2023	$9,000
Unamortized Discount	(1,829)
Unamortized Issuance Costs	(109)
Net Balance as of June 30, 2023	$7,062
The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. As of June 30, 2023, the Company was in compliance with all covenants.
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
All changes in the fair value of these warrant liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since issuance of the warrants, there have been no warrant exercises. The warrants are not traded in an active securities market and, as such, the estimated fair value was determined by using a Black-Scholes option pricing model that utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the warrants. Below are the specific assumptions utilized:

Warrants	June 30, 2023
Common stock market price	$1.11
Risk-free interest rate	3.95%
Expected dividend yield	—
Expected term (in years)	4.12
Expected volatility	68.72%

Additional Warrants	June 30, 2023
Common stock market price	$1.11
Risk-free interest rate	3.95%
Expected dividend yield	—
Expected term (in years)	4.62
Expected volatility	68.17%
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
The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at June 30, 2023 (unaudited, in thousands):

Level 3
Notes and Warrants Offering Derivative	$217
Warrants	722
Additional Warrants	472
Total at June 30, 2023	$1,411
There were no instruments measured at fair value during the six months ended June 30, 2022.

The following table presents the changes in the fair value (unaudited, except for December 31, 2022, in thousands):

	Notes and Warrants Offering Derivative	Warrants	Additional Warrants	Total
Measurement at December 31, 2022	$1,575	$2,052	$1,265	$4,892
Change in fair value	(1,021)	(1,222)	(741)	(2,984)
Derecognition of debt	(22)	—	—	(22)
Measurement at March 31, 2023	$532	$830	$524	$1,886
Change in fair value	(270)	(108)	(52)	(430)
Derecognition of debt	(45)	—	—	(45)
Measurement at June 30, 2023	$217	$722	$472	$1,411
6. Goodwill and Intangible Assets
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. For purposes of the goodwill impairment test, the Company operates as a single reporting unit. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.
In the first quarter of 2023, management concluded that the written notice of termination of a U.S. Tier 1 customer agreement for the Company's family safety solution, as disclosed in Note 16 of the 2022 Form 10-K, represented a triggering event indicating possible impairment of goodwill and long-lived assets, including Customer relationships intangible assets. The estimated fair value of the Company's reporting unit exceeded the fair value of the other assets and liabilities as of February 2023, and as such there was not any impairment. The Company determined that there were no further goodwill impairment indicators through June 30, 2023 and there were no goodwill impairment indicators at December 31, 2022. If current projections, including revenue growth and operating results, are not achieved or specific valuation factors outside the Company's control, such as discount rates, economic or industry challenges, significantly change, goodwill could be subject to future impairment.
For intangibles, an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company assessed the assets impacted as a result of the triggering event indicated above and performed a recoverability test on the Customer relationships intangible asset from the Avast Family Safety Mobile Business acquisition as of February 28, 2023 using Level 3 unobservable inputs including estimates of revenue growth, and EBITDA. The Company's estimated undiscounted future cash flows exceeded the carrying amount of the Customer relationships intangible asset, and therefore there was no impairment to the definite-lived intangible assets as a result of the triggering event. There were no further intangible asset impairment indicators through June 30, 2023.

The components of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2023 (unaudited)
	(in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6	$13,330	$(6,463)	$6,867
Customer relationships	11	27,548	(5,842)	21,706
Customer contracts	1	7,000	(6,005)	995
Software license	6	5,419	(1,953)	3,466
Patents	4	600	(279)	321
Total		$53,897	$(20,542)	$33,355

	December 31, 2022 (audited)
	(in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(5,835)	$7,694
Customer relationships	12	27,548	(4,490)	23,058
Customer contracts	1	7,000	(5,673)	1,327
Software license	7	5,419	(1,552)	3,867
Non-compete	1	283	(273)	10
Patents	5	600	(236)	364
Total		$54,379	$(18,059)	$36,320
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately nine years as of June 30, 2023 and ten years as of December 31, 2022. During the three months ended June 30, 2023 and 2022, intangible asset amortization expense was $1.5 million and $1.6 million, respectively. During the six months ended June 30, 2023 and 2022, intangible asset amortization expense was $3.0 million and $3.2 million, respectively.
As of June 30, 2023, estimated amortization expense for the remainder of 2023 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2023	$2,908
2024	5,635
2025	5,402
2026	5,007
2027	4,131
2028 and thereafter	10,272
Total	$33,355

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
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,665)	$(8,493)	$(12,551)	$(15,496)
Denominator:
Weighted average shares outstanding – basic	62,453	55,183	59,726	55,844
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—	—	—
Weighted average shares outstanding – diluted	62,453	55,183	59,726	55,844

Shares excluded (anti-dilutive)	9,021	639	9,469	869

Net loss per common share:
Basic	$(0.09)	$(0.15)	$(0.21)	$(0.28)
Diluted	$(0.09)	$(0.15)	$(0.21)	$(0.28)
The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Convertible notes, as if converted	3,572	—	4,020	—
Outstanding stock options	84	140	84	147
Outstanding warrants	5,365	499	5,365	722
Total anti-dilutive shares	9,021	639	9,469	869
8. Stock-Based Compensation
Stock Plans
During the six months ended June 30, 2023, the Company granted 1.4 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015 and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were subsequently approved by its stockholders on June 14, 2018, June 9, 2020, and June 6, 2023. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. As of June 30, 2023, there were approximately 4.0 million shares available for future grants under the Company’s 2015 Plan.

The outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 12,625,000 shares.
The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Compensation Committee of the Board of Directors administers the 2015 OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months.
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
Compensation Costs
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	—	1	—	1
Sales and marketing	190	652	352	735
Research and development	240	268	464	529
General and administrative	600	767	1,159	1,488
Total non-cash stock compensation expense	$1,030	$1,688	$1,975	$2,753

As of June 30, 2023, there was approximately $7.2 million in unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan.

Stock Options
A summary of the Company’s stock options outstanding and related information under the 2015 OEIP and 2005 Plan for the six months ended June 30, 2023 are as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	139	$3.75	5.1	$6
Forfeited	(51)	$4.25		$7
Outstanding as of June 30, 2023	84	$3.35	4.2	$—
Vested and expected to vest at June 30, 2023	83	$3.34	4.2	$—
Exercisable as of June 30, 2023	76	$3.21	3.9	$—
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP for the six months ended June 30, 2023 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	1,679	4.75
Granted	1,358	1.63
Vested	(543)	4.30
Canceled and forfeited	(95)	3.77
Unvested at June 30, 2023	2,399	3.13
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
The Company’s contracts with mobile network operator (“MNO”) customers include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Smith Micro’s cloud-based services include a software solution license integrated with cloud-based services. Since the Company does not allow its customers to take possession of the cloud-based elements of its software solutions, and since the utility of the license comes from the cloud-based services that the Company provides, Smith Micro considers the software license and the cloud services to be a single performance obligation. The Company recognizes revenue associated with its MNO customers based upon their active subscribers’ access and usage of Smith Micro’s software licenses and cloud-based services on Smith Micro’s platforms or satisfaction of the performance obligations as indicated in the contracts.
Smith Micro has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price, and since the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
License and service fees	$878	$1,033	$1,878	$1,861
Hosted environment usage fees	735	1,434	1,560	2,863
Cloud based usage fees	8,506	9,670	17,178	19,548
Consulting services and other	219	537	652	1,137
Total revenues	$10,338	$12,674	$21,268	$25,409
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
The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Family Safety	$8,748	$10,161	$17,838	$20,528
CommSuite	735	1,433	1,560	2,862
ViewSpot	855	1,080	1,870	2,014
Total Wireless revenues	$10,338	$12,674	$21,268	$25,409
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the three months ended June 30, 2023, three customers made up 40%, 37% and 14% of revenues. For the three months ended June 30, 2022, two customers made up 44% and 37% of revenues.
For the six months ended June 30, 2023, three customers made up 39%, 37%, and 14% of revenues. For the six months ended June 30, 2022, two customers made up 42% and 37% of revenues.

As of June 30, 2023, three customers accounted for 39%, 34%, and 15% of accounts receivable. As of June 30, 2022, three customers accounted for 47%, 26%, and 14% of accounts receivable.
Geographical Information
During the three and six months ended June 30, 2023 and 2022, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$10,082	$12,222	$20,593	$24,407
EMEA	256	452	675	1,002
Total revenues	$10,338	$12,674	$21,268	$25,409
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
12. Leases
The Company leases office space and equipment, and certain office space was subleased during 2022. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.
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

Operating lease cost consists of the following (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost	$410	$407	$818	$833
Sublease income	—	—	—	(18)
Total lease cost	$410	$407	$818	$815
The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of June 30, 2023
2023	$1,668
2024	1,519
2025	1,162
2026	479
Total lease payments	4,828
Less imputed interest	1,151
Present value of lease liabilities	$3,677
Additional information relating to the Company’s operating leases follows (unaudited):

As of June 30, 2023
Weighted average remaining lease term (years)	2.64
Weighted average discount rate	6.2%
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
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company was in a three-year historical cumulative loss as of the end of fiscal 2022. In addition to the three-year historical cumulative loss at the end of fiscal 2022, the Company was also in a loss for fiscal 2017 and 2018. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.
After a review of the four sources of taxable income as of December 31, 2022, and after consideration of the Company’s cumulative loss position as of December 31, 2022, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $62.7 million as of June 30, 2023.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of June 30, 2023, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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
•our ability to be profitable;
•our ability to remain a going concern;
•changes in our operating results due to shifts in our sales mix and variability in our operating expenses;
•our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
•the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our common stock to fall; and
•those additional factors which are listed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023 (the "2022 Form 10-K") under the caption “RISK FACTORS.”
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
In the second quarter of 2023, our revenues declined by 18% to $10.3 million compared to the second quarter of 2022, primarily driven by a $1.4 million decrease in our Family Safety product line, coupled with a $0.7 million decrease in CommSuite revenues. These revenue declines primarily resulted from decreases associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite. As a result of the decline in revenues, we have experienced a decrease in our gross profit during the second quarter of 2023 to $7.7 million, a decline of $1.3 million. Our operating expenses have decreased during the second quarter of 2023 compared to the second quarter of 2022 by approximately $6.4 million, primarily due to quarter-over-quarter reductions in Research & Development expenses of $4.4 million as SafePath migration efforts have now been substantially completed. The net loss for the second quarter of 2023 was $5.7 million, resulting in a net loss of $0.09 per basic and diluted share.

While we currently provide white label Family Safety applications to all three Tier 1 wireless carriers in the United States, in accordance with the notice provided by one of our Tier 1 customers in February 2023, our Family Safety contract with that customer terminated effective June 30, 2023, and we will continue providing services to that customer for a post-termination period of up to 180 days. The revenues associated with that customer contract were approximately 34% of total revenues for the six-month period ended June 30, 2023. Despite that termination, we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and the Family Safety Mobile Business from Avast in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. We delivered SafePath to another of our U.S. Tier 1 carrier customers for their user acceptance testing during the second quarter of 2023, and we expect that this carrier will launch on the SafePath platform in the third quarter of 2023. We anticipate that certain costs of sales related to the acquired platforms will be eliminated once the SafePath transitions are complete, which is expected to result in an increase in our gross margins.
Additionally, as a result of the termination notice referenced above, we announced actions late in the first quarter of 2023 that resulted in the elimination of approximately 26% of the Company's global workforce. The severance related costs associated with these actions were recognized in the first quarter of 2023. These actions, coupled with other cost reduction measures taken, have resulted in over $4 million of quarterly cost savings in the second quarter of 2023 as compared to the fourth quarter of 2022.
Refer to section titled "Liquidity and Capital Resources" for discussion of significant material changes in cash, and Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to the notes payable, derivative liabilities, and warrant liabilities.
Results of Operations
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended June 30, 2023 and 2022. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.0	28.5	27.6	28.5
Gross profit	75.0	71.5	72.4	71.5
Operating expenses:
Selling and marketing	25.4	29.4	29.1	26.4
Research and development	35.8	63.8	45.0	60.4
General and administrative	29.4	29.6	30.6	30.2
Depreciation and amortization	15.7	14.8	15.5	15.1
Total operating expenses	106.3	137.5	120.3	132.1
Operating loss	(31.4)	(66.1)	(47.9)	(60.7)
Change in fair value of warrant and derivative liabilities	4.1	—	16.0	—
Loss on derecognition of debt	(7.5)	—	(6.6)	—
Interest (expense) income, net	(19.7)	—	(20.2)	—
Other expense, net	(0.3)	(0.7)	(0.4)	(0.1)
Loss before provision for income taxes	(54.8)	(66.8)	(59.0)	(60.8)
Provision for income tax expense	—	0.2	0.1	0.2
Net loss	(54.8)%	(67.0)%	(59.0)%	(61.0)%
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenues. Revenues were $10.3 million and $12.7 million for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $2.3 million, or 18%. This decrease was primarily related to decreases associated with our Family Safety and CommSuite product lines of $1.4 million and $0.7 million, respectively. These revenue declines primarily resulted from decreases associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite.
Cost of revenues. Cost of revenues were $2.6 million and $3.6 million for the three months ended June 30, 2023 and 2022, respectively. This decrease of approximately $1.0 million was primarily due to the period-over-period decline in revenue and cost reduction efforts.
Gross profit. Gross profit was $7.7 million, or 75.0% of revenues, for the three months ended June 30, 2023, compared to $9.1 million, or 71.5% of revenues, for the three months ended June 30, 2022. The decrease of $1.3 million in gross profit was driven by the period-over-period decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $2.6 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively. This decrease of $1.1 million was primarily due to decreases in personnel related costs, including a period-over-period reduction in severance-related costs of $0.7 million.
Research and development. Research and development expenses were $3.7 million and $8.1 million for the three months ended June 30, 2023 and 2022 respectively. This decrease of $4.4 million was primarily due to the decline in personnel- related costs of approximately $2.8 million associated with the workforce reduction efforts referenced above and reductions in contractor costs of $1.4 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $3.0 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively. This decrease of approximately $0.7 million was primarily related to declines in personnel related costs of approximately $0.5 million associated with the workforce reduction efforts referenced above and a reduction in stock-based compensation expense of approximately $0.2 million.
Depreciation and amortization. Depreciation expense was $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1.5 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. The total decrease of approximately $0.3 million was primarily due to the quarter-over-quarter decrease in depreciation expense recognized as certain fixed assets have now been fully depreciated.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $0.4 million for the three months ended June 30, 2023. The fair value adjustment of $0.4 million resulted from valuation related impacts to the warrant and derivative liabilities.
Loss on derecognition of debt. The loss recognized on derecognition of debt in the second quarter of 2023 was $0.8 million. This resulted from installment payments made on the convertible notes in the form of shares, and the required derecogition of the net debt position related to that principal balance, including the derivative, and discounts.
Interest (expense) income, net. Interest expense was $2.0 million and nominal for the three months ended June 30, 2023 and 2022, respectively. The increase in interest expense of $2.0 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the financing transaction from August of 2022.
Other expense, net. Other expense was nominal for the three months ended June 30, 2023 and other income was $0.1 million for the three months ended June 30, 2022. The quarter-over-quarter change was primarily related to changes in foreign currency rates for the respective periods.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended June 30, 2023 and 2022. There were no material changes in the period-to-period comparison.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues. Revenues were $21.3 million and $25.4 million for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of $4.1 million, or 16%. This decrease was primarily related to declines associated with our Family Safety and CommSuite product lines of $2.7 million and $1.3 million. These decreases were primarily associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite.
Cost of revenues. Cost of revenues were $5.9 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively. This decrease of approximately $1.4 million was primarily due to the period-over-period decline in revenue coupled with the cost reduction efforts undertaken in 2023.

Gross profit. Gross profit was $15.4 million, or 72.4% of revenues, for the six months ended June 30, 2023, compared to $18.2 million, or 71.5% of revenues, for the six months ended June 30, 2022. The decrease of $2.8 million in gross profit was driven by the period-over-period decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $6.2 million and $6.7 million for the six months ended June 30, 2023 and 2022, respectively. This decrease of $0.5 million was primarily due to decreases in personnel-related costs of $0.8 million, including a period-over-period reduction in severance related costs of $0.6 million, partially offset by an increase in marketing costs of $0.3 million.
Research and development. Research and development expenses were $9.6 million and $15.3 million for the six months ended June 30, 2023 and 2022 respectively. This decrease of approximately $5.8 million was primarily due to the decline in personnel-related costs of approximately $3.8 million associated with the workforce reduction efforts referenced above and reductions in contractor costs of $1.7 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $6.5 million and $7.7 million for the six months ended June 30, 2023 and 2022, respectively. This decrease of $1.2 million was primarily related to declines in in personnel related costs of approximately $0.6 million associated with the workforce reduction efforts referenced above and a reduction in stock-based compensation expense of approximately $0.3 million.
Depreciation and amortization. Depreciation expense was $0.4 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense was $3.0 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively. The total decrease of approximately $0.5 million was primarily due to certain fixed assets and intangible assets that have now been fully depreciated and amortized.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $3.4 million for the six months ended June 30, 2023. The fair value adjustment of $3.4 million resulted from valuation related impacts to the warrant and derivative liabilities.
Loss on derecognition of debt. The loss recognized on derecognition of debt for the six months ended June 30, 2023 was $1.4 million. This resulted from installment payments made on the convertible notes in the form of shares, and the required derecogition of the net debt position related to that principal balance, including the derivative, and discounts.
Interest (expense) income, net. Interest expense was $4.3 million and nominal for the six months ended June 30, 2023 and 2022, respectively. The interest expense of $4.3 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the August 2022 convertible note financing transaction.
Other expense, net. Other expense was $0.1 million for the six months ended June 30, 2023 and other income was nominal for the six months ended June 30, 2022. The quarter-over-quarter change was primarily related to changes in foreign currency rates for the respective periods.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the six months ended June 30, 2023 and 2022. There were no material changes in the period-to-period comparison.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. The Company's primary needs for liquidity relate to working capital requirements for operations and its debt service requirements. As of June 30, 2023, the Company's cash and cash equivalents were approximately $6.4 million. We believe that we will be able to meet our financial obligations as they become due over the next twelve months.
Operating activities
Net cash used in operating activities was $7.5 million for the six months ended June 30, 2023. The primary uses of operating cash were a net loss of $12.6 million less non-cash expenses totaling $8.1 million, an increase in accounts receivable of $1.4 million and a decrease in accounts payable and accrued liabilities of $2.3 million.
Net cash used in operating activities was $11.6 million for the six months ended June 30, 2022. The primary uses of operating cash were the net loss of $15.5 million, offset by net non-cash expenses totaling $7.3 million coupled with an increase in accounts receivable of $1.0 million and a decrease in accounts payable and accrued liabilities of $1.8 million.

Investing activities
Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2023. Net cash used in investing activities for six months ended June 30, 2022 was nominal.
Financing activities
Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2023, and $0.9 million for the six months ended June 30, 2022, primarily attributable to the timing of borrowings and repayments from short-term insurance premium financing arrangements.
Recent Accounting Guidance
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.
Critical Accounting Policies and Estimates
Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial Statements in our 2022 Form 10-K for information regarding our critical accounting policies and estimates. There have been no material changes to the Company's critical accounting policies and estimates since the 2022 Form 10-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Changes in internal control over financial reporting
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	23,103	$1.15	—	—
May 1 - 31, 2023	23,021	1.21	—	—
June 1 - 30, 2023	22,175	1.16	—	—
Total	68,299	$1.17
(1)Shares of the Company's common stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description
10.1*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*denotes management contracts and compensatory arrangements in which any director or named executive officer participates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 10, 2023	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2023	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)