Form 10-Q
period 2023-09-30
SMITH MICRO SOFTWARE, INC.
filed 2023-11-09
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2023, there were 71,925,856 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,982	$14,026
Accounts receivable, net of allowance for doubtful accounts of $3 and $3 (2023 and 2022, respectively)	10,290	10,501
Prepaid expenses and other current assets	2,940	1,983
Total current assets	21,212	26,510
Equipment and improvements, net	998	1,498
Right-of-use assets	2,686	3,722
Other assets	475	490
Intangible assets, net	31,901	36,320
Goodwill	35,041	35,041
Total assets	$92,313	$103,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,027	$3,236
Accrued payroll and benefits	2,502	3,883
Current operating lease liabilities	1,434	1,441
Other current liabilities	1,714	1,589
Current portion of convertible notes payable	3,456	9,007
Derivative liabilities	46	1,575
Total current liabilities	12,179	20,731
Non-current liabilities:
Warrant liabilities	1,278	3,317
Operating lease liabilities	1,787	2,976
Deferred tax liabilities, net	178	178
Total non-current liabilities	3,243	6,471
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 70,384,838 and 56,197,910 shares issued and outstanding (2023 and 2022, respectively)	70	56
Additional paid-in capital	376,057	357,875
Accumulated comprehensive deficit	(299,236)	(281,552)
Total stockholders’ equity	76,891	76,379
Total liabilities and stockholders' equity	$92,313	$103,581
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,001	$11,699	$32,269	$37,108
Cost of revenues (including depreciation of $12, $25, $40, and $85 in the three and nine months ended September 30, 2023 and 2022, respectively)	2,528	3,629	8,400	10,882
Gross profit	8,473	8,070	23,869	26,226
Operating expenses:
Selling and marketing	2,449	2,986	8,631	9,687
Research and development	3,704	7,409	13,276	22,756
General and administrative	2,934	4,208	9,448	11,885
Depreciation and amortization	1,567	1,822	4,872	5,665
Total operating expenses	10,654	16,425	36,227	49,993
Operating loss	(2,181)	(8,355)	(12,358)	(23,767)
Other income (expense):
Change in fair value of warrant and derivative liabilities	73	3,457	3,486	3,457
Loss on derecognition of debt	(1,583)	—	(2,985)	—
Interest expense, net	(1,443)	(896)	(5,740)	(898)
Other income (expense), net	15	9	(62)	(22)
Loss before provision for income taxes	(5,119)	(5,785)	(17,659)	(21,230)
Provision for income tax expense	14	27	25	77
Net loss	$(5,133)	$(5,812)	$(17,684)	$(21,307)

Loss per share:
Basic and diluted	$(0.08)	$(0.10)	$(0.28)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	67,354	55,722	62,297	55,140
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, June 30, 2023 (unaudited)	65,202	$65	$368,527	$(294,103)	$74,489
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	6	—	6
Restricted stock grants, net of cancellations	574	—	1,334	—	1,334
ESPP shares issued	7	—	7	—	7
Cancellation of shares for payment of withholding tax	(65)	—	(89)	—	(89)
Common shares issued in settlement and prepayment of notes payable	4,667	5	6,272	—	6,277
Net loss	—	—	—	(5,133)	(5,133)
BALANCE, September 30, 2023 (unaudited)	70,385	$70	$376,057	$(299,236)	$76,891

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2022 (audited)	56,198	$56	$357,875	$(281,552)	$76,379
Non-cash compensation recognized on stock options and ESPP	—	—	24	—	24
Restricted stock grants, net of cancellations	1,837	2	3,290	—	3,292
ESPP shares issued	15	—	15	—	15
Cancellation of shares for payment of withholding tax	(245)	—	(381)	—	(381)
Common shares issued in settlement and prepayment of notes payable	12,580	12	15,234	—	15,246
Net loss	—	—	—	(17,684)	(17,684)
BALANCE, September 30, 2023 (unaudited)	70,385	70	376,057	(299,236)	76,891
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, June 30, 2022 (unaudited)	55,120	$55	$354,641	$(267,768)	$86,928
Non-cash compensation recognized on stock options and ESPP	—	—	22	—	22
Restricted stock grants, net of cancellations	59	—	1,074	—	1,074
Cancellation of shares for payment of withholding tax	(61)	—	(159)	—	(159)
ESPP	11	—	21	—	32
Common shares issued in stock offering, net of offering costs	1,132	1	1,308	—	1,309
Net loss	—	—	—	(5,812)	(5,812)
BALANCE, September 30, 2022 (unaudited)	56,261	56	356,907	(273,580)	83,383

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2021 (audited)	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and ESPP	—	—	66	—	66
Restricted stock grants, net of cancellations	1,192	1	3,782	—	3,783
Cancellation of shares for payment of withholding tax	(347)	—	(1,084)	—	(1,084)
ESPP	17	—	40	—	40
Common shares issued in stock offering, net of offering costs	1,132	1	1,308	—	1,309
Exercise of stock options	8	—	16	—	16
Net loss	—	—	—	(21,307)	(21,307)
BALANCE, September 30, 2022 (unaudited)	56,261	56	356,907	(273,580)	83,383
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(17,684)	$(21,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,912	5,751
Non-cash lease expense	(160)	(374)
Non-cash transaction costs including amortization of debt discount and issuance costs	5,398	1,422
Change in fair value of warrant and derivative liabilities	(3,486)	(3,457)
Loss on derecognition of debt	2,985	—
Stock based compensation	3,316	3,849
Loss on disposal of assets	12	31
Changes in operating accounts:
Accounts receivable	208	1,108
Prepaid expenses and other assets	220	186
Accounts payable and accrued liabilities	(2,224)	(1,526)
Other liabilities	553	(161)
Net cash used in operating activities	(5,950)	(14,478)
Investing activities:
Capital expenditures, net	(5)	(85)
Other investing activities	71	94
Net cash provided by investing activities	66	9
Financing activities:
Proceeds from notes and warrants offering	—	15,000
Proceeds from stock and warrants offering	—	3,000
Stock, notes, and warrants offering costs	—	(1,227)
Proceeds from financing arrangements	981	1,541
Repayments of financing arrangements	(1,156)	(978)
Other financing activities	15	56
Net cash (used in) provided by financing activities	(160)	17,392
Net (decrease) increase in cash and cash equivalents	(6,044)	2,923
Cash and cash equivalents, beginning of period	14,026	16,078
Cash and cash equivalents, end of period	$7,982	$19,001

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in settlement and prepayment of notes payable	$12,180	$—
Derivative and warrants in connection with notes and stock offerings	—	9,578
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on various product sets.
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of September 30, 2023, and the related consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.
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
The Notes accrue compounding interest at the rate of 6.0% per annum, which is payable in cash or shares of the Company's common stock at the Company's option, in arrears in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes will accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes are also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes are entitled to cash settlement. The Notes mature on December 31, 2023, with amortization payments due monthly by the first business day of the month from April 2023 through December 2023, and the balance at maturity. There were principal installment payments of $10.9 million made during the nine months ended September 30, 2023 as described in Note 3 above, and as such a portion of the debt and related derivative were derecognized.
The Warrants were assessed and concluded to be liability instruments due to cash settlement provisions, and as a result all changes in the fair value of the Warrants will be recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Warrants are not traded in an active securities market and, as such, the estimated fair value at inception was $3.8 million, determined utilizing a Black-Scholes option pricing model and is reflected on the balance sheet line "Warrant liabilities" and as a discount on the Notes.
The Notes contain a make-whole feature and a redemption right payable in cash upon change in control feature, as well as certain other conversion and redemption features. These features are viewed collectively as a compound embedded derivative that meets the criteria to be bifurcated and carried at fair value. This is classified in the balance sheet line as "Derivative liabilities" and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. The derivative was initially recognized at a fair value of $4.2 million and is subsequently adjusted to fair value quarterly, as required, and immediately prior to any change in underlying debt balance. The change in valuation of the debt instrument as a whole, including the derivative, as a result of installment payments extinguishing an aggregate of $10.9 million in principal under the Notes, is reflected in the statement of operations line "Loss on derecognition of debt" totaling $1.6 million for the three months ended September 30, 2023 and $3.0 million for the nine months ended September 30, 2023. Below are specific assumptions utilized:

Convertible Notes Derivative	Common stock market price	Risk-free interest rate	Expected dividend yield	Expected term (in years)	Expected volatility
March 31, 2023 for April 1, 2023 Installment date	$1.16	4.68%	—	0.75	84.34%
May 1, 2023 for May 1, 2023 Installment date	$1.22	4.68%	—	0.67	81.57%
May 31, 2023 for June 1, 2023 Installment date	$1.21	4.91%	—	0.59	86.20%
June 30, 2023 for July 1, 2023 Installment date	$1.11	5.42%	—	0.50	90.68%
July 31, 2023 for August 1, 2023 Installment date	$1.14	5.53%	—	0.42	59.89%
August 31, 2023 for September 1, 2023 Installment date	$1.71	5.54%	—	0.33	69.85%
September 30, 2023 for October 1, 2023 Installment date	$1.21	5.56%	—	0.25	78.21%
During the three months ended September 30, 2023, the Company recognized interest expense of $1.5 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.1 million, amortization of discount of $1.3 million, and contractual interest of $0.1 million.
During the nine months ended September 30, 2023, the Company recognized interest expense of $5.9 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.3 million, amortization of discount of $5.1 million, and contractual interest of $0.5 million.
In accordance with the 2022 Notes and Warrants offering, during the nine months ended September 30, 2023, 11,420,603 shares of the Company's Common Stock were issued for the April 1, 2023 through the October 1, 2023 principal amortization installment date payments, which in total reduced the convertible Notes principal balance by $10.9 million. The payment for the October 1, 2023 principal amortization installment date was completed on September 30, 2023. During the three months ended September 30, 2023, 1,159,415 shares of the Company's Common Stock were prefunded to the holders of the Notes for the remaining balance related to the November 1, 2023 principal amortization installment date. This prefunded balance of $1.2 million is reflected in the balance sheet line "Prepaid expenses and other current assets" as of September 30, 2023. There were no conversions by the holders of the Notes during the nine months ended September 30, 2023.
The current balance of the Notes as of September 30, 2023 is as follows (unaudited, in thousands):

Current
Gross Balance as of September 30, 2023	$4,051
Unamortized Discount	(562)
Unamortized Issuance Costs	(33)
Net Balance as of September 30, 2023	$3,456
The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. As of September 30, 2023, the Company was in compliance with all covenants.
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
All changes in the fair value of these warrant liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since issuance of the Warrants and Additional Warrants, there have been no warrant exercises. The Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value was determined by using a Black-Scholes option pricing model that utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the applicable warrants. Below are the specific assumptions utilized:

Warrants	September 30, 2023
Common stock market price	$1.21
Risk-free interest rate	4.49%
Expected dividend yield	—
Expected term (in years)	3.87
Expected volatility	66.05%

Additional Warrants	September 30, 2023
Common stock market price	$1.21
Risk-free interest rate	4.49%
Expected dividend yield	—
Expected term (in years)	4.37
Expected volatility	69.23%
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
The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at September 30, 2023 and 2022 (unaudited, in thousands):

Level 3	September 30, 2023	September 30, 2022
Notes and Warrants Offering Derivative	$46	$2,173
Warrants	742	2,462
Additional Warrants	536	1,486
Total	$1,324	$6,121

The following table presents the changes in the fair value (unaudited, except for December 31, 2022, in thousands):

	Notes and Warrants Offering Derivative	Warrants	Additional Warrants	Total
Measurement at June 30, 2023	$217	$722	$472	$1,411
Change in fair value	(157)	20	64	(73)
Derecognition of debt	(14)	—	—	(14)
Measurement at September 30, 2023	$46	$742	$536	$1,324

	Notes and Warrants Offering Derivative	Warrants	Additional Warrants	Total
Measurement at December 31, 2022	$1,575	$2,052	$1,265	$4,892
Change in fair value	$(1,448)	$(1,310)	$(729)	$(3,487)
Derecognition of debt	$(81)	$—	$—	$(81)
Measurement at September 30, 2023	$46	$742	$536	$1,324
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
In the first quarter of 2023, management concluded that the written notice of termination of a U.S. Tier 1 customer agreement for the Company's family safety solution, as disclosed in Note 16 of the 2022 Form 10-K, represented a triggering event indicating possible impairment of goodwill and long-lived assets, including Customer relationships intangible assets. The estimated fair value of the Company's reporting unit exceeded the fair value of the other assets and liabilities as of February 2023, and as such there was not any impairment. The Company determined that there were no further goodwill impairment indicators through September 30, 2023 and there were no goodwill impairment indicators at December 31, 2022. If current projections, including revenue growth and operating results, are not achieved or specific valuation factors outside the Company's control, such as discount rates, economic or industry challenges, significantly change, goodwill could be subject to future impairment.
For intangibles, an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of February 28, 2023, the Company assessed the assets impacted as a result of the triggering event indicated above and performed a recoverability test on the Customer relationships intangible asset from the acquisition of the Family Safety Mobile Business from Avast in April 2021, using Level 3 unobservable inputs including estimates of revenue growth, and EBITDA. The Company's estimated undiscounted future cash flows exceeded the carrying amount of the Customer relationships intangible asset, and therefore there was no impairment to the definite-lived intangible assets as a result of the triggering event. There were no further intangible asset impairment indicators through September 30, 2023.

The components of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2023 (unaudited)
	(in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6	$13,330	$(6,853)	$6,477
Customer relationships	11	27,548	(6,519)	21,029
Customer contracts	1	7,000	(6,171)	829
Software license	6	5,419	(2,153)	3,266
Patents	4	600	(300)	300
Total		$53,897	$(21,996)	$31,901

	December 31, 2022 (audited)
	(in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(5,835)	$7,694
Customer relationships	12	27,548	(4,490)	23,058
Customer contracts	1	7,000	(5,673)	1,327
Software license	7	5,419	(1,552)	3,867
Non-compete	1	283	(273)	10
Patents	5	600	(236)	364
Total		$54,379	$(18,059)	$36,320
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately nine years as of September 30, 2023 and ten years as of December 31, 2022. During the three months ended September 30, 2023 and 2022, intangible asset amortization expense was $1.5 million and $1.5 million, respectively. During the nine months ended September 30, 2023 and 2022, intangible asset amortization expense was $4.4 million and $4.8 million, respectively.
As of September 30, 2023, estimated amortization expense for the remainder of 2023 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2023	$1,454
2024	5,635
2025	5,402
2026	5,007
2027	4,131
2028 and thereafter	10,272
Total	$31,901

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
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,133)	$(5,812)	$(17,684)	$(21,307)
Denominator:
Weighted average shares outstanding – basic	67,354	55,722	62,297	55,140
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—	—	—
Weighted average shares outstanding – diluted	67,354	55,722	62,297	55,140

Shares excluded (anti-dilutive)	7,163	4,726	8,722	2,182

Net loss per common share:
Basic	$(0.08)	$(0.10)	$(0.28)	$(0.39)
Diluted	$(0.08)	$(0.10)	$(0.28)	$(0.39)
The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible notes, as if converted	2,178	2,460	3,399	823
Outstanding stock options	84	138	84	144
Outstanding warrants	4,901	2,128	5,239	1,215
Total anti-dilutive shares	7,163	4,726	8,722	2,182
During the quarter ended September 30, 2023, there were 2.0 million warrants that expired unexercised.
8. Stock-Based Compensation
Stock Plans
During the nine months ended September 30, 2023, the Company granted 1.9 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015 and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were subsequently approved by its stockholders on June 14, 2018, June 9, 2020, and June 6, 2023. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. As of

September 30, 2023, there were approximately 3.3 million shares available for future grants under the Company’s 2015 OEIP.
The outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 12,625,000 shares.
The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Compensation Committee of the Board of Directors administers the 2015 OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months, however in the quarter ended September 30, 2023, there were new grants with tranched vesting periods of 2 to 7 months.
Employee Stock Purchase Plan
The Company has a shareholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. Payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock or 250 shares, for any purchase period. Additionally, no more than 250,000 shares in the aggregate may be purchased under the ESPP.
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
Compensation Costs
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	—	—	—	2
Sales and marketing	300	179	653	915
Research and development	290	279	754	808
General and administrative	751	637	1,909	2,124
Total non-cash stock compensation expense	$1,341	$1,095	$3,316	$3,849

As of September 30, 2023, there was approximately $6.7 million in unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan.

Stock Options
A summary of the Company’s stock options outstanding and related information under the 2015 OEIP and 2005 Plan for the nine months ended September 30, 2023 are as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	139	$3.75	5.1	$6
Forfeited	(51)	$4.25	—	$7
Outstanding as of September 30, 2023	84	$3.35	4.0	$—
Vested and expected to vest at September 30, 2023	83	$3.34	3.9	$—
Exercisable as of September 30, 2023	77	$3.24	3.7	$—
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP for the nine months ended September 30, 2023 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	1,679	4.75
Granted	1,945	1.58
Vested	(770)	4.30
Canceled and forfeited	(109)	3.78
Unvested at September 30, 2023	2,745	2.67
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
License and service fees	$741	$957	$2,619	$2,818
Hosted environment usage fees	749	1,074	2,309	3,937
Cloud based usage fees	9,254	9,388	26,438	28,936
Consulting services and other	257	280	903	1,417
Total revenues	$11,001	$11,699	$32,269	$37,108
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
The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Family Safety	$9,179	$9,640	$27,016	$30,173
CommSuite	749	1,070	2,310	3,932
ViewSpot	1,073	989	2,943	3,003
Total Wireless revenues	$11,001	$11,699	$32,269	$37,108
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the three months ended September 30, 2023, three customers made up 45%, 32% and 10% of revenues. For the three months ended September 30, 2022, two customers made up 40% and 37% of revenues.
For the nine months ended September 30, 2023, three customers made up 41%, 35%, and 10% of revenues. For the nine months ended September 30, 2022, two customers made up 40% and 37% of revenues.

As of September 30, 2023, three customers accounted for 33%, 32%, and 18% of accounts receivable. As of September 30, 2022, four customers accounted for 36%, 28%, 17%, and 11% of accounts receivable.
Geographical Information
During the three and nine months ended September 30, 2023 and 2022, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$10,787	$11,247	$31,380	$35,654
EMEA	214	452	889	1,454
Total revenues	$11,001	$11,699	$32,269	$37,108
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

Operating lease cost consists of the following (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost	$406	$400	$1,224	$1,219
Sublease income	—	—	—	(18)
Total lease cost	$406	$400	$1,224	$1,201
The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of September 30, 2023
2023	$406
2024	1,509
2025	1,154
2026	474
Total lease payments	3,543
Less imputed interest	322
Present value of lease liabilities	$3,221
Additional information relating to the Company’s operating leases follows (unaudited):

As of September 30, 2023
Weighted average remaining lease term (years)	2.42
Weighted average discount rate	6.3%
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
After a review of the four sources of taxable income as of December 31, 2022, and after consideration of the Company’s cumulative loss position as of December 31, 2022, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $62.7 million as of September 30, 2023.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2018 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2017. As of September 30, 2023, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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
•failure to realize the expected benefits of prior acquisitions;
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
•the risk that the conversion of our outstanding convertible notes and exercise of the warrants issued in connection therewith, which will dilute the ownership interest of our existing stockholders, may also depress the price of our common stock;
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
Overview
Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless service providers around the globe. From enabling the Digital Family Lifestyle™ to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
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
In the third quarter of 2023, our revenues declined by 6% to $11.0 million compared to the third quarter of 2022, primarily driven by a $0.5 million decrease in our Family Safety product line, coupled with a $0.3 million decrease in CommSuite revenues. These revenue declines primarily resulted from decreases associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite. There was no legacy Sprint subscriber revenue for CommSuite in the third quarter of 2023. However, as a result of the decline in our cost of revenues, we have driven an increase in our gross profit during the third quarter of 2023 to $8.5 million, an increase of $0.4 million as compared to the prior year. Additionally, our operating expenses have decreased during the third quarter of 2023 compared to the third quarter of 2022 by approximately $5.8 million, primarily due to quarter-over-quarter reductions in Research and Development expenses of $3.7 million as

SafePath migration efforts have now been substantially completed. The net loss for the third quarter of 2023 was $5.1 million, resulting in a net loss of $0.08 per basic and diluted share.
While we currently provide white label Family Safety applications to all three Tier 1 wireless carriers in the United States, in accordance with the notice provided by one of our Tier 1 customers in February 2023, our Family Safety contract with that customer terminated effective June 30, 2023, and we will continue providing services to that customer for a post-termination period through November 2023. The revenues associated with that customer contract were approximately 36% of total revenues for the nine-month period ended September 30, 2023. Primarily as a result of that contract nearing the end of the post-termination period, we are anticipating our revenues to decline in the fourth quarter of 2023. In the first quarter of 2024, we expect no further material revenues related to that contract. Despite that termination, we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and the Family Safety Mobile Business from Avast in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. Another U.S. Tier 1 carrier customer successfully migrated to the SafePath platform during the third quarter of 2023. We believe that with these transitions to the SafePath platform now complete, we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers.
Additionally, as a result of the termination notice referenced above, we announced actions late in the first quarter of 2023 that resulted in the elimination of approximately 26% of the Company's global workforce. The severance related costs associated with these actions were recognized in the first quarter of 2023. These actions, coupled with other cost reduction measures taken, have resulted in approximately $6.6 million of quarterly cost savings in the third quarter of 2023 as compared to the third quarter of 2022.
Refer to section titled "Liquidity and Capital Resources" for discussion of significant material changes in cash, and Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to the notes payable, derivative liabilities, and warrant liabilities.
Results of Operations
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended September 30, 2023 and 2022. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.0	31.0	26.0	29.3
Gross profit	77.0	69.0	74.0	70.7
Operating expenses:
Selling and marketing	22.3	25.5	26.7	26.1
Research and development	33.7	63.3	41.1	61.3
General and administrative	26.7	36.0	29.3	32.0
Depreciation and amortization	14.2	15.6	15.1	15.3
Total operating expenses	96.8	140.4	112.3	134.7
Operating loss	(19.8)	(71.4)	(38.3)	(64.0)
Change in fair value of warrant and derivative liabilities	0.7	29.5	10.8	9.3
Loss on derecognition of debt	(14.4)	—	(9.3)	—
Interest expense, net	(13.1)	(7.7)	(17.8)	(2.4)
Other income (expense), net	0.1	0.1	(0.2)	(0.1)
Loss before provision for income taxes	(46.5)	(49.4)	(54.7)	(57.2)
Provision for income tax expense	0.1	0.2	0.1	0.2
Net loss	(46.7)%	(49.7)%	(54.8)%	(57.4)%

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenues. Revenues were $11.0 million and $11.7 million for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $0.7 million, or 6%. This decrease was primarily related to decreases associated with our Family Safety and CommSuite product lines of $0.5 million and $0.3 million, respectively. The revenue decline primarily resulted from decreases associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite product lines.
Cost of revenues. Cost of revenues were $2.5 million and $3.6 million for the three months ended September 30, 2023 and 2022, respectively. This decrease of approximately $1.1 million was primarily due to cost reduction efforts and the period-over-period decline in revenue.
Gross profit. Gross profit was $8.5 million, or 77% of revenues, for the three months ended September 30, 2023, compared to $8.1 million, or 69.0% of revenues, for the three months ended September 30, 2022. The increase of $0.4 million in gross profit was driven by the period-over-period decline in cost of revenues.
Selling and marketing. Selling and marketing expenses were $2.4 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively. This decrease of approximately $0.5 million was primarily due to decreases in personnel related costs and advertising costs.
Research and development. Research and development expenses were $3.7 million and $7.4 million for the three months ended September 30, 2023 and 2022 respectively. This decrease of $3.7 million was primarily due to the decline in personnel-related costs of approximately $2.6 million associated with the workforce reduction efforts referenced above and reductions in contractor costs of $1.0 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $2.9 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively. This decrease of approximately $1.3 million was primarily related to a reduction of $0.6 million due to transaction fees incurred related to the Note and Stock Offering in August 2022 and declines in personnel related costs of approximately $0.4 million associated with the workforce reduction efforts referenced above, and approximately $0.3 million of other administrative expense reductions.
Depreciation and amortization. Depreciation expense was $0.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $1.5 million for both of the three months ended September 30, 2023 and 2022. The total decrease of approximately $0.3 million was primarily due to the quarter-over-quarter decrease in depreciation expense recognized as certain fixed assets have now been fully depreciated.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $0.1 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. The total decrease of $3.4 million resulted from valuation related impacts to the warrant and derivative liabilities in the respective periods.
Loss on derecognition of debt. The loss recognized on derecognition of debt in the third quarter of 2023 was $1.6 million. This resulted from installment payments made on the convertible notes in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative and discounts.
Interest expense, net. Interest expense was $1.4 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase in interest expense of $0.5 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the financing transaction from August of 2022, which is discussed in further detail in Notes 3 and 4 herein (the "Note and Stock Offering").
Other income (expense), net. Other income (expense) was nominal for both the three months ended September 30, 2023 and 2022.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended September 30, 2023 and 2022. There were no material changes in the period-to-period comparison.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues. Revenues were $32.3 million and $37.1 million for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of $4.8 million, or 13%. This decrease was primarily related to declines associated with our Family Safety and CommSuite product lines of $3.2 million and $1.6 million, respectively. The decrease in revenues was primarily associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite.

Cost of revenues. Cost of revenues were $8.4 million and $10.9 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease of approximately $2.5 million was primarily due to the period-over-period decline in revenue coupled with the cost reduction efforts undertaken in 2023.
Gross profit. Gross profit was $23.9 million, or 74% of revenues, for the nine months ended September 30, 2023, compared to $26.2 million, or 70.7% of revenues, for the nine months ended September 30, 2022. The decrease of approximately $2.4 million in gross profit was driven by the period-over-period decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $8.6 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease of $1.1 million was primarily due to decreases in personnel-related costs of $0.7 million coupled with a period-over-period reduction in severance and reorganization related costs of $0.7 million, partially offset by an increase in stock based compensation of $0.3 million.
Research and development. Research and development expenses were $13.3 million and $22.8 million for the nine months ended September 30, 2023 and 2022 respectively. This decrease of approximately $9.5 million was primarily due to the decline in personnel-related costs of approximately $6.9 million associated with the workforce reduction efforts referenced above and reductions in contractor costs of $2.7 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $9.4 million and $11.9 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease of approximately $2.4 million was primarily related to declines in in personnel related costs of approximately $1.0 million associated with the workforce reduction efforts referenced above, a reduction of $0.6 million due to transaction fees incurred related to the Note and Stock Offering in August 2022, a decrease in travel costs of approximately $0.2 million and a reduction in stock-based compensation expense of approximately $0.2 million.
Depreciation and amortization. Depreciation expense was $0.5 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was $4.4 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. The total decrease of approximately $0.8 million was primarily due to certain fixed assets and intangible assets that have now been fully depreciated and amortized.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $3.5 million for both the nine months ended September 30, 2023 and 2022. The fair value adjustments resulted from valuation related impacts to the warrant and derivative liabilities.
Loss on derecognition of debt. The loss recognized on derecognition of debt for the nine months ended September 30, 2023 was $3.0 million This resulted from installment payments made on the convertible notes issued under the Note and Stock offering in August 2022 (the "Notes") in the form of shares, and the required derecogition of the net debt position related to that principal balance, including the derivative, and discounts. There was nothing commensurate in the nine months ended September 30, 2022.
Interest expense, net. Interest expense was $5.7 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense of $4.8 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the August 2022 Note and Stokc Offering, with the Notes issued thereunder being outstanding for the full year in 2023 versus less than two months during the nine months ended September 30, 2022.
Other income (expense), net. Other expense was $0.1 million and nominal for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily related to changes in foreign currency rates for the respective periods.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the nine months ended September 30, 2023 and 2022. There were no material changes in the period-to-period comparison.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. The Company's primary needs for liquidity relate to working capital requirements for operations and its debt service requirements. As of September 30, 2023, the Company's cash and cash equivalents were approximately $8.0 million. We believe that we will be able to meet our financial obligations as they become due over the next twelve months.

Operating activities
Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2023. The primary uses of operating cash were a net loss of $17.7 million less non-cash expenses totaling $13.0 million, and a decrease in accounts payable and accrued liabilities of $2.2 million, partially offset by an increase in other liabilities of $0.6 million and a decrease in accounts receivable of $0.2 million and a decrease in operating prepaid expenses and other assets of $0.2 million.
Net cash used in operating activities was $14.5 million for the nine months ended September 30, 2022. The primary uses of operating cash were the net loss of $21.3 million, offset by net non-cash expenses totaling $7.2 million coupled with a decrease in accounts payable and accrued liabilities of $1.5 million, partially offset by a decrease in accounts receivable of $1.1 million and a increase in prepaid and other assets of $0.2 million.
Investing activities
Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2023. Net cash used in investing activities for nine months ended September 30, 2022 was nominal.
Financing activities
Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2023 was primarily attributable to the timing of borrowings and repayments from short-term insurance premium financing arrangements.
Net cash provided by financing activities of $17.4 million for the nine months ended September 30, 2022, was primarily attributable to proceeds from our convertible notes and warrants offering of $15.0 million and our stock and warrants offering of $3.0 million. Partially offsetting the proceeds from the convertible notes and warrants were $1.2 million in transaction fees. Also impacting net cash provided by financing activities were proceeds from insurance premium financing agreements and revolver draws of $1.5 million, offset by repayments on those arrangements of $1.0 million.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	22,776	$1.15	—	—
August 1 - 31, 2023	22,215	1.60	—	—
September 1 - 30, 2023	20,373	1.35	—	—
Total	65,364	$1.37
(1)Shares of the Company's common stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description
10.1	Form of Restricted Stock Agreement under 2015 Omnibus Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 9, 2023	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)