Form 10-K
period 2023-12-31
SMITH MICRO SOFTWARE, INC.
filed 2024-02-26
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 01-35525
____________________________________________________
SMITH MICRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	33-0029027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5800 Corporate Drive, Pittsburgh, PA	15237
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (412) 837-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SMSI	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $65,030,659 based upon the closing sale price of such stock as reported on the Nasdaq Capital
Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
As of February 15, 2024, there were 74,935,907 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

SMITH MICRO SOFTWARE, INC.
2023 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In this document, the terms “Smith Micro,” “Company,” “we,” “us,” and “our” refer to Smith Micro Software, Inc. and, where appropriate, its subsidiaries.
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results or performance could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
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
•our ability to remain a going concern;
•our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•our ability to be profitable;
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
•failure to realize the expected benefits of prior acquisitions;
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

PART I
Item 1. BUSINESS
General
Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless service providers around the globe. From enabling the Digital Family Lifestyle™ to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things ("IoT") devices. Our portfolio includes family safety software solutions to support families in the digital age and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in growing and evolving markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our focus on understanding our customers’ needs and delivering value.
Historically we have provided white label Family Safety applications to all three Tier 1 wireless carriers in the United States; however, our Family Safety contract with one of our U.S. Tier 1 customers terminated effective June 30, 2023, with post-termination services ending in November 2023. The revenues associated with that customer contract constituted approximately 36% of our total revenues for 2023. In 2024, we expect no further revenues related to that contract. To address the impact of the contract termination, starting in the first quarter of 2023, we undertook restructuring efforts that resulted in the elimination of approximately 26% of the Company's global workforce. These actions, coupled with other cost reduction measures taken, have resulted in a 26% reduction in operating expenses in 2023 as compared to 2022.

Despite that contract termination, we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to most U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and the Family Safety Mobile Business from Avast plc ("Avast") in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath® platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. Another U.S. Tier 1 carrier customer was successfully launched on the SafePath platform during the third quarter of 2023. We believe that with these transitions to the SafePath platform now complete, we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with the U.S.Tier 1 carriers. Further, we executed a new, multi-year Family Safety agreement with a major Tier 1 carrier in Europe in the fourth quarter of 2023, which is anticipated to launch in 2024.
The Company was incorporated in California in November 1983 and reincorporated in Delaware in June 1995. Our principal executive offices are located at 5800 Corporate Drive, Pittsburgh, Pennsylvania 15237 and our telephone number is (412) 837-5300. Our website address is www.smithmicro.com, and we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Report. Our common stock is traded on the Nasdaq Capital Market under the symbol “SMSI.”
Business Segments
We currently have one reportable operating segment: Wireless.
The wireless industry continues to undergo rapid change on all fronts as connected devices, mobile applications, and digital content are consumed by users who want information, high-speed wireless connectivity and entertainment, anytime, anywhere. While most of us think about being “connected” in terms of computers, tablets and smartphones, the consumer IoT market is creating a world where almost anything can be connected to the wireless Internet. Wearable devices such as smartwatches, fitness trackers, pet trackers and GPS locators, as well as smart home devices, are now commonplace, enabling people, pets, and things to be connected to the “Internet of Everything.” These devices have created an entire ecosystem of over-the-top (“OTT”) apps that provide products over the Internet to bypass traditional distribution methods, while expanding how communication service providers can provide value to mobile consumers.

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
To address these challenges, Smith Micro offers the following solutions:
Products
SafePath®– Comprised of SafePath Family™, SafePath IoT™, SafePath Home™, and SafePath Premium™, the SafePath product suite provides comprehensive and easy-to-use tools to protect family digital lifestyles and manage connected devices both inside and outside the home. As a carrier-grade, white-label platform, SafePath empowers MNO and cable operators to bring to market full-featured, on-brand family safety solutions that provide in-demand services to mobile subscribers. These solutions include location tracking, parental controls, driver safety functionality, and enhanced AI/machine learning to optimize and customize families' online experience, provide cyberbulling protection, social media intelligence, and public safety notifications for parents or guardiancs. Delivered to end-users as value-added services, SafePath-based solutions activate new revenue streams for MNOs while helping to increase brand affinity and reduce subscriber churn. In 2024, we plan to deploy and launch SafePath Global™, a new deployment and launch model that will allow MNOs to rapidly deliver SafePath to their users with faster time-to-market, minimal reliance on MNO's resources, and easy customer onboarding, and SafePath OS™, a software-only solution designed to be pre-installed and configured on mobile devices to enable MNOs to offer a kids phone with the features and protections of our SafePath digital family software solution out of the box.
ViewSpot® – Our retail display management platform provides wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging in-store demo experiences deliver consistent, secure, and targeted content that can be centrally managed and updated via ViewSpot Studio. With the feature set provided by the ViewSpot platform, wireless carriers and other smartphone retailers can easily customize and optimize the content loops displayed on demo devices so that it resonates with in-store shoppers. Interactive demos created in ViewSpot can be experienced on Android smart devices. We continue to develop and expand functionality of our ViewSpot solution in order to enhance the utility and usability of ViewSpot as well as giving MNOs greater control and autonomy over their content with ViewSpot Studio improvements.
CommSuite® – The CommSuite premium messaging platform helps mobile service providers deliver a next-generation voicemail experience to mobile subscribers, while monetizing a legacy cost-center. CommSuite Visual Voicemail (“VVM”) and Premium Visual Voicemail ("PVVM") quickly and easily allows users to manage voice messages just like email or SMS with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. The CommSuite platform is available to both postpaid premium subscribers as well as prepaid subscribers and is installed on millions of Android handsets in the United States.
Marketing and Sales Strategy
Because of our broad product portfolio, deep integration and product development experience and flexible business models we can quickly bring to market innovative solutions that support our customers’ needs, which creates new revenue opportunities and differentiates their products and services from their competitors.

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
Expand our Customer Base. In addition to growing our business with current customers, we look to add new MNO and MSO customers worldwide, as well as to expand into new partnerships as we extend the reach of our product platforms within the connected lifestyle ecosystem.
Key Revenue Contributors
In our business, we market and sell our products primarily to large MNOs and MSOs, so there are a limited number of actual and potential customers for our current products, resulting in significant customer concentration. With the launch of SafePath Global, we plan to expand our customer reach more easily to smaller MNOs and MSOs.
As noted above, one of the Company's U.S. Tier 1 carrier customers terminated its family safety contract with Smith Micro, effective June 30, 2023, and elected to continue to receive services under the contract for a transitional period through November 30, 2023. The revenues associated with that customer contract were approximately 36% of our total revenues for 2023. We do not anticipate any further revenue from this contract in 2024.
Customer Service and Technical Support
We provide technical support and customer service through our online knowledge base, email, and live chat. Our operator customers generally provide their own primary customer support functions and rely on us for support to their technical support personnel.
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
Our customers license our products and/or access our offerings pursuant to written agreements. Our customer agreements contain restrictions on reverse engineering, duplication, disclosure, and transfer of licensed software, and restrictions on access and use of software as a service ("SaaS").
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
Human Capital Resources
As of December 31, 2023, we had a total of 231 employees within the following departments: 153 in engineering and operations, 55 in sales and marketing, and 23 in management and administration. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good. We believe that our strength and competitive advantage is our people. We value the skills, strengths, and perspectives of our diverse team and foster a participatory workplace that enables people to get involved in making decisions. The Company provides various training and development opportunities to foster an environment in which employees are encouraged to be creative thinkers who are driven, focused, and interested and able to advance their knowledge and skills in ever-changing technology.
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
Risks Related to our Business Operations
We derive a significant portion of our revenues from sales to a concentrated number of clients, and a reduction in sales to any of them have adversely impacted, and in the future may adversely impact, our revenues and operating results.
We sell our wireless products and solutions primarily to large wireless carriers, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2023, sales to our three largest customers comprised 41%, 35%, and 13% of our revenues. No other customer was greater than 10% of our revenues individually. As a result of the termination of our family safety contract with our largest customer in 2023, the percentage of our revenues that will be attributable to our other two largest customers is likely to grow in future years if we are not successful in attracting new customers.
Because of our relatively high customer concentration, a small number of significant customers possess a relative level of pricing and negotiating power over us, enabling them to achieve advantageous pricing and other contractual terms, including the ability to terminate their agreements with us with a limited amount of notice. In addition, because our contracts generally provide our customers with the right and license, but not the obligation, to deploy our solutions to their end users, the existence of a contract does not guarantee that our solutions will be deployed as widely as we expect or at all.

Any material decrease in our sales to any of these customers, including the termination of contracts with any of these customers or a customer's curtailment or cessation of offering our solutions to their end users, would materially affect our revenue and profitability. The reduction in sales or termination of relationships with any of these customers would also increase the customer concentration and risk as to our remaining large customers.
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
We sell our wireless products for use on handheld devices primarily to our wireless carrier customers, who deploy our products for use by their end user customers. Our wireless carrier customers’ launch of new or updated releases of our products and services may require that we enter into new or amended contracts with them and requires resource and scheduling commitments by our wireless carrier customers and the completion of their internal design, qualification, testing, and other go-to-market processes and approvals, many of which are outside of our control. In the event that we are unable to complete the necessary contract processes, or that our wireless carrier customers withhold or delay the commitment of resources or the completion of necessary internal processes or approvals, we may not be able to launch our new or updated products or services within the timeframes that we expect or at all, and our revenue and financial performance may be adversely affected. In addition, the success of our customers, and their ability and willingness to market to their end users the services that are supported by our products, is critical to our future success. Our ability to generate revenues from our software products and services is also constrained by our carrier customers’ ability to attract and retain customers. We have limited input into or influence upon their marketing efforts and sales and customer retention activities. If our large carrier customers fail to maintain or grow demand for their services, revenues or revenue growth from our products designed for use on mobile devices will decline and our results of operations will suffer.
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
While we believe we use proven applications and have established adequate physical and technological safeguards designed for facility security, data security and integrity to process electronic transactions, there can be no assurance that these applications and safeguards will be adequate to prevent a security breach or that in the event of a security breach we will be able to react in a timely manner, or that our remediation efforts will be successful. We also cannot be certain that these applications and safeguards will be or remain sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers and device manufacturer partners. Our efforts to protect our data, our customers’ and their end users' data and the other third party information and materials we receive, and to disable undesirable activities on our systems, may also be unsuccessful due to software bugs or other technical malfunctions, employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors’ information technology systems or offerings, breaches of security of our facilities or technical infrastructure, or other threats that may evolve in the future. In addition, our customers and end users may use our products and services in a manner which violates cybersecurity or data privacy laws in one or more jurisdictions. Any significant or high-profile security breach, data privacy breach or violation of data privacy laws could result in the loss of business and reputation, litigation against us, liquidated and other damages, and regulatory investigations and penalties that could adversely affect our operating results and financial condition.
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
Financial, Investment and Indebtedness Risks
If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern.
As indicated in the report provided from our independent registered public accounting firm, the Company's present financial situation raises substantial doubt about the Company's ability to continue as a going concern without additional capital becoming available to the Company. While the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, continued operations are dependent upon our ability to execute according to plans, which may include reducing expenditures, obtaining further operational efficiencies, completing equity or debt financings, or securing commercial lines of credit, and ultimately generating profitable operational results. Such financing or lines of credit may not be available on reasonable terms or at all. While the business plans we have established may enable us to meet our financial obligations as they become due over the next twelve months and maintain our current level of operating activities, our ability to continue as a going concern is substantially dependent upon multiple factors, which primarily include those factors set forth above. In order to preserve liquidity, we may also take one or more of the following additional actions:
•Implement additional restructuring and cost reductions,
•Secure a revolving line of credit,
•Dispose of one or more product lines and/or,
•Sell or license intellectual property.
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

It is likely that we may need or choose to obtain additional financing to fund our future activities. We could raise these funds by selling more stock to the public or to selected investors, or by entering into borrowing arrangements. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.
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
During 2022 and 2023, we have been in a net loss position, partially driven by the loss of one of our U.S. Tier 1 customers, our Family Safety Mobile Business acquisition and the elevated level of expenses at which we have been operating as we continue to serve some of our carrier customers from the family safety platform that we acquired, and as we continued to incur the expenses associated with operating the acquired platform. We will continue to operate with an elevated level of expenses until we are able to fully discontinue the acquired legacy platform, which is expected to be in the first half of 2024. Once each of our continuing carrier customers has migrated to our SafePath family safety platform, we will focus our efforts on growing the customer's subscribers on the SafePath platform, which we expect will increase our revenues, however we cannot guarantee that our efforts will be successful or will result in an increase in our revenues in the manner that we expect or at all.
During 2022, we began to undertake efforts to align our operating expenses with our projected revenue subsequent to these migrations, and in February 2023, following receipt of notice of termination of one of our U.S. Tier 1 customer contracts, we announced we would accelerate our efforts designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth. We are continuing those efforts in 2024, however we may encounter challenges in the execution of these efforts, and these challenges could impact our financial results. Moreover, although we believe that these efforts will reduce operating costs and improve operating margins, we cannot guarantee that they will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. In addition, if we do not achieve certain revenue targets subsequent to these efforts, we may need to undertake further cost reduction actions, which may include further restructurings.

The results of cost reduction efforts undertaken by the Company could negatively impact the Company's future operational goals and may negatively impact the Company.
The Company's actions to reduce operating costs as a result of the receipt of the notice of termination of one of our U.S. Tier 1 customer contracts caused the Company to incur additional one-time charges in 2023, which included charges related to employee transition, severance payments, employee benefits, and stock-based compensation. Similar events and/or operating cost reduction efforts in the future could cause the Company to take similar remedial actions, which could cause the Company to incur additional charges in the short-term period following such events or actions. Additional continuing risks associated with the impact of these efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our cost reduction efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
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
As of December 31, 2023, we had total goodwill and net intangible assets of $64.6 million. We assess goodwill and definite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.
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
The data privacy, data protection, and information security laws and regulations to which we are and may become subject address and will address a range of issues, including data privacy, cybersecurity, age-appropriate design, and restrictions or technological requirements regarding the collection, use, storage, protection, retention, or transfer of personal information. The regulatory framework and enforcement mechanisms for data privacy and cybersecurity issues worldwide can vary substantially between jurisdictions. New laws continue to be enacted that may require considerable resources to ensure timely and ongoing compliance given the nuances of each jurisdiction’s legal obligations. For example, more U.S. states are enacting laws similar to the California Consumer Privacy Act of 2018 and the substantial amendments to that framework from the California Privacy Rights Act (CPRA), which took effect in January 2023, that provide new data privacy rights to state residents, expand certain protections to personal information of employees in the state, and create special degrees of protection for certain “sensitive” personal information. The CPRA establishes a dedicated California data protection authority, which may increase enforcement actions and penalties for privacy regulation violations, as well as audits of possible violations. Additionally, expanded business-to-business personal information protections may require additional negotiation of new and existing data processing agreements with service providers. We may also be or become subject to laws requiring age-appropriate design of online products accessed by children, which may require us to expend resources to make conforming updates to our products. Burgeoning legal obligations may require expenditure of considerable resources to establish and maintain the necessary internal infrastructure to comply with monitoring obligations, requests from data subjects, and other requirements, which may limit the use and adoption of our offerings. Other state and federal legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data.
Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. For example, in the European Union, the GDPR includes operational and governance requirements for companies that collect or process personal data of residents of the European Union and provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions.
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
Additionally, subject to certain limitations, our customer agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property, including our software code, embedded in their products, or otherwise distributed by them. Infringement claims, whether with or without merit, could result in time-consuming and costly litigation, divert the attention of our management, cause product shipment delays, result in our sales being enjoined, or require us to enter into royalty or licensing agreements with third parties. If we are required to enter into royalty or licensing agreements, they may not be on terms that are acceptable to us. An injunction or unfavorable royalty or licensing agreements could seriously impair our ability to market our products and have an adverse effect on our business.
If we continue to fail to meet the requirements for continued listing on the Nasdaq Stock Market, our common stock could be delisted from trading on Nasdaq, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.
Our common stock is currently listed for quotation on the Nasdaq Stock Market. We are required to meet specified financial requirements in order to maintain our listing on Nasdaq. We could lose our listing on Nasdaq if the closing bid price of our common stock does not increase or if in the future we fail to meet any of the other Nasdaq listing requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

As initially disclosed on our Current Report on Form 8-K filed with the SEC on January 2, 2024, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, on December 27, 2023, indicating that as result of the closing bid price of the Company’s common stock for the last 30 consecutive business days having been below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) the Company was not in compliance with the Minimum Bid Price Requirement (the “Minimum Bid Price Notice”). The Minimum Bid Price Notice has no immediate effect on the continued listing status of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until June 24, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 24, 2024, the closing bid price of the common stock is at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement. If the Company’s common stock does not regain compliance with the Minimum Bid Price Requirement during this initial 180-day compliance period, the Company may be eligible for an additional compliance period of 180 calendar days provided that (i) the Company satisfies Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards, other than the Minimum Bid Price Requirement; and (ii) the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second grace period.

The Company intends to monitor the closing bid price of its common stock and assess its available options in order to regain compliance with the Minimum Bid Price Requirement and continue listing on the Nasdaq Capital Market. If among such options the Company elects to pursue a reverse stock split to regain compliance with the Minimum Bid Price requirement, there can be no assurance that it would accomplish this objective for any meaningful period of time, or at all, or that it would result in any permanent or sustained increase in the market price of our Common Stock; and if such an event would be viewed unfavorably by the market, it could have the effect of reducing our market capitalization. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with the other Nasdaq listing requirements. In the event of a delisting from the Nasdaq Capital Market, our common stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.
Risks Related to Our 2022 Convertible Notes
Although our 2022 Convertible Notes were retired at maturity, the securities purchase agreement associated with the 2022 Notes and Warrants Offering include certain restrictions which survive the retirement of the notes for a period of time, and may during such time limit our ability to obtain additional financing through certain types of equity transactions.
Our 2022 Convertible Notes retired at maturity effective December 31, 2023, however, the securities purchase agreement associated with the 2022 Notes and Warrants Offering includes certain restrictions which survive the retirement of the notes for a period of time, and may during such time restrict, and otherwise impair our ability to obtain additional financing from certain types of equity transactions, which would not be available to us as a means of raising capital for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions.
Exercise of the Warrants issued in connection with our 2022 Convertible Notes or the Additional Warrants issued in connection with the concurrent Stock and Additional Warrants Offering will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.

The exercise of some or all of the Warrants issued along with the 2022 Convertible Notes or the Additional Warrants issued in connection with the concurrent Stock and Additional Warrants Offering will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock that we issued pursuant to the conversion of the Convertible Notes in 2023 or that we may issue in connection with the exercise of the Warrants or Additional Warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of these Warrants or Additional Warrants may encourage short selling by market participants because the exercise of the Warrants or Additional Warrants could be used to satisfy short positions, or the exercise of Warrants or Additional Warrants for, shares of our common stock could depress the price of our common stock.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk Management and Strategy
In our business, we recognize the risk that cybersecurity threats pose to our operations, and as such, cybersecurity is an important component of our overall risk management strategy. We have adopted and implemented an approach to identify and mitigate cybersecurity risks utilizing the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) as a guideline to help management identify, assess, reassess, and manage cybersecurity risks. We have developed and implemented cybersecurity programs and processes, including risk management and assessment programs, network segmentation, deployment of detection tools across our network, systems and databases, security and event monitoring capabilities, a detailed incident response plan and an incident response team. Our incident response team is led by our Chief Information Officer, who has over 22 years of experience in information technology leadership and information security, serving in roles of increasing responsibility within private and public companies, and also includes our General Counsel and our Chief Financial Officer.

We conduct an initial assessment on the cybersecurity profile of our third party vendors as they are onboarded and evaluate their cyber security programs and safeguards before utilizing them in our environments. We utilize cyber intelligence to provide continuous monitoring and scanning of systems to provide awareness if any of our vendors have security incidents. Within our purchasing and third-party vendor management programs, we require all vendors who handle our data as well as vendors who provide technology and data services to maintain certain security protections including compliance with applicable data protection laws and implementation of administrative, physical, and technical safeguards to protect our data, including storage, transmission, and access.

We have implemented advanced detection, prevention and protection capabilities, including practices and tools to monitor and mitigate threats. We provide at least quarterly company-wide cybersecurity information training and routinely communicate with employees about the potential for cybersecurity threats. We additionally deploy technical safeguards that are designed to protect our information systems from cybersecurity threats including firewalls, intrusion penetration and detection systems, anti-malware functionality and access controls, vulnerability assessments and cybersecurity threat intelligence. We continuously monitor and assess our information technology and data assets to detect anomalies and to respond quickly to threats that may arise. In certain instances, we engage third parties to conduct or assist us with conducting cybersecurity risk assessments, information security program assessments and external threat environment reviews.

We perform periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments are evaluated by management, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these evaluations.

Our incident response plan sets forth a process for detecting and responding to cybersecurity incidents, determining their scope and risk, developing an appropriate response to mitigate and remediate the incident, assessing materiality and communication or notification requirements, and reducing the likelihood of future incidents. In the event of a real or perceived cybersecurity incident the information technology team would, as soon as practicable, inform the incident response team, the members of which would then collaborate to assess a strategy and manage the risks.

Our risks of security breaches, improper access to or disclosure of our data, our customers’ data or their end users’ data, other hacking attacks on our systems or the third-party systems that we use, or other cyber incidents and privacy breaches could harm our reputation and adversely affect our business, are further disclosed in Item 1A. RISK FACTORS. To date, there have been no cybersecurity incidents which have materially affected, or have been reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Further, we have a cyber risk insurance policy designed to help us mitigate risk exposure by providing top-tier external cybersecurity firms, as needed, and offsetting certain costs that may be involved with response, recovery and remediation after a cybersecurity breach or similar event.

Governance
The audit committee of the Company’s Board of Directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and mitigate cybersecurity threats by reviewing with management the cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. The Chief Information Officer, a member of the Company's incident response team, provides reports at least annually to the entire Board of Directors and other members of our senior management team as appropriate. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our Chief Information Officer also regularly updates senior management on our cybersecurity risk governance and management and the status of ongoing efforts to strengthen cybersecurity effectiveness. We also actively engage with key vendors, customers, and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

As dictated by the incident response plan, our audit committee also will receive prompt and timely information regarding cybersecurity threats or incidents that may be material in nature from the incident response team, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved, or otherwise addressed.
Item 2. PROPERTIES
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. In January 2024, we executed a renewal on a lease where we occupy approximately 8,513 square feet of space in Aliso Viejo, California that now expires on February 29, 2028. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2026, and approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2024. Each of the above properties is used by our sole reportable operating segment: Wireless.
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
Item 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “SMSI.”
For information regarding Securities Authorized for Issuance under Equity Compensation Plans, please refer to Item 12 in Part III of this Annual Report on Form 10-K.
Holders
As of February 15, 2024, there were approximately 81 holders of record of our common stock based on information provided by our transfer agent.
Dividends
We have never declared or paid any cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends on our common stock in the future will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.
Purchases of Equity Securities by the Company
The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	20,371	$1.15	0.00	0.00
November 1 - 30, 2023	20,358	0.82	0.00	0.00
December 1 - 31, 2023	88,228	0.76	0.00	0.00
Total	128,957	$0.91
(a)Includes the acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 128,957 shares during the periods set forth in the table. All of the shares were canceled when they were acquired.
Item 6.
Reserved.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” Readers are also urged to carefully review and consider these, and other disclosures made by us which attempt to advise interested parties of the factors which may affect our business.
Introduction and Overview
Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless and cable service providers around the globe. From enabling the Digital Family Lifestyle™ to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes family safety software solutions to support families in the digital age and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in growing and evolving markets, such as digital lifestyle services and online safety, “Big Data” analytics, automotive telematics, and the consumer IoT marketplace. The key to our longevity, however, is not simply technological innovation, but our focus on understanding our customers’ needs and delivering value.
Historically, we have provided white label Family Safety applications to all three Tier 1 wireless carriers in the United States; however, our Family Safety contract with one of our Tier 1 customers terminated effective June 30, 2023, with post-termination services ending in November 2023. The revenues associated with that customer contract were approximately 36% of our total revenues for 2023. In 2024, we expect no further revenues related to that contract. To address the impact of the contract termination, starting in the first quarter of 2023, we undertook restructuring efforts that resulted in the elimination of approximately 26% of the Company's global workforce. These actions, coupled with other cost reduction measures taken, have resulted in a 26% reduction in operating expenses in 2023 as compared 2022.
In 2023, our revenues declined by 16% to $40.9 million, primarily driven by a $5.3 million decline in revenues in our Family Safety product line, coupled with a $2.0 million decline in CommSuite revenues. These revenue declines were primarily associated with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite, as well as the impact of the Family Safety contract termination identified above. As a result of this decrease in revenue, gross profit declined to $30.3 million in 2023, a decrease of $4.0 million compared to prior year. Operating expenses decreased in 2023 by approximately $16.9 million, primarily due to a year-over-year reduction in Research and Development expenses of $12.2 million as SafePath migration efforts have now been substantially completed. The net loss for 2023 was $24.4 million, resulting in a net loss of $0.38 per basic and diluted share.
Despite the termination of one of our Family Safety contracts during 2023, we continue to believe that we remain strategically positioned to offer our market-leading family safety platform to most U.S. mobile subscribers. Since our acquisitions of Circle's operator business in 2020 and the Family Safety Mobile Business from Avast in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. Another U.S. Tier 1 carrier customer was successfully launched on the SafePath platform during the third quarter of 2023. We believe that with these transitions to the SafePath platform now complete, we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers. Further, we executed a new, multi-year Family Safety agreement with a major Tier 1 carrier in Europe in the fourth quarter of 2023, which is anticipated to launch in 2024.
Refer to section titled "Liquidity and Capital Resources" for discussion of significant material changes in cash, and Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to the notes payable, derivative liabilities, and warrant liabilities.

Results of Operations
The following table sets forth certain consolidated statement operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2023	2022
Revenues	100.0%	100.0%
Cost of revenues	25.8	29.3
Gross profit	74.2	70.7
Operating expenses:
Selling and marketing	27.1	26.6
Research and development	42.0	60.6
General and administrative	31.3	32.0
Depreciation and amortization	18.0	15.4
Total operating expenses	118.3	134.5
Operating loss	(44.2)	(63.7)
Change in fair value of warrant and derivative liabilities	10.3
Loss on derecognition of debt	(9.8)	—
Interest expense, net	(15.5)	(5.5)
Other expense, net	(0.1)	(0.2)
Loss before provision for income taxes	(59.3)	(69.6)
Provision for income tax expense	0.4	0.5
Net loss	(59.7)%	(70.1)%
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
Depreciation and amortization. Depreciation is the expensing of a fixed asset as it is used to reflect its anticipated deterioration. Amortization of intangible assets consists of the amortization expense based on the pattern of economic benefit generated from the use of the related assets.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities results from valuation related impacts to the warrant and derivative liabilities.
Loss on derecognition of debt. Adjustments to fair value at each period end as the result of installment payments extinguishing principal associated with the convertible notes, including derivatives.

Interest (expense) income, net. Interest expense is primarily related to interest associated with our convertible notes and financing arrangements and the amortization of debt issuance costs and discount. Interest income is primarily related to interest earned on cash equivalents.
Other (expense) income, net. Other (expense) income, net is primarily related to fixed asset disposals and other non-operating gains or losses.
Provision for income tax expense. Income tax expense is primarily related to the provision for federal, state, and foreign taxes imposed upon our results of operations.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Revenues. Revenues were $40.9 million and $48.5 million for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $7.7 million, or 16%. This decrease was driven by declines in Family Safety revenues of approximately $5.3 million and in CommSuite revenues of approximately $2.0 million. This decline in revenues was primarily as a result of the migration of legacy Sprint customers onto the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for both Family Safety and CommSuite. There was no legacy Sprint subscriber revenue for CommSuite in the second half of 2023. Also contributing to the decline in Family Safety revenues was the impact of the Family Safety contract termination, as the post-termination transition period concluded at the end of November 2023. The ViewSpot product line's revenues decreased by approximately $0.4 million due to a decrease in device launches in 2023.
Cost of revenues. Cost of revenues were $10.6 million and $14.2 million for the years ended December 31, 2023 and 2022, respectively. This decrease of approximately $3.7 million was primarily due to cost reduction efforts in 2023 and the year-over-year decline in revenue.
Gross profit. Gross profit was $30.3 million, or 74.2% of revenues, for the year ended December 31, 2023, compared to $34.3 million, or 70.7% of revenues, for the year ended December 31, 2022. The decrease of $4.0 million in gross profit was a result of the year-over-year decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $11.1 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively. This decrease of $1.8 million was primarily due to decreases in personnel related costs of $1.2 million coupled with a reduction of $0.8 million of severance and reorganization related costs, including stock based compensation.
Research and development. Research and development expenses were $17.1 million and $29.4 million for the years ended December 31, 2023 and 2022, respectively. This decrease of approximately $12.2 million was primarily due to the decline in personnel-related costs of approximately $9.0 million associated with the workforce reduction efforts coupled with reductions in contractor costs of $2.9 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $12.8 million and $15.5 million for the years ended December 31, 2023 and 2022, respectively. This decrease of $2.7 million was primarily related to declines in personnel-related costs of approximately $1.4 million associated with the workforce reduction efforts undertaken, a reduction of $0.6 million due to transaction fees incurred related to the Note and Stock Offering in August 2022, a decrease in travel costs of approximately $0.2 million and a reduction in consulting and professional fees of approximately $0.4 million.
Depreciation and amortization. Depreciation expense was $0.6 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense was $6.8 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively. The total decrease in depreciation expense of approximately $0.6 million was primarily due to certain fixed assets that have now been fully depreciated. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible asset, and as such it increased approximately $0.5 million.
Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities of $4.2 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively, resulted from valuation related impacts to warrant and derivative liabilities including changes in remaining balance, stock price, risk-free interest rate, expected term, and expected volatility.
Loss on derecognition of debt. The loss recognized on derecognition of debt for the year ended December 31, 2023 was $4.0 million. This resulted from installment payments made on the convertible notes issued under the Note and Stock offering in August 2022 (the "Notes") in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative, and discounts. There was nothing commensurate in the year ended December 31, 2022 as the Notes did not begin to amortize until 2023.

Interest expense, net. Interest expense was $6.4 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense of $3.7 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the August 2022 Notes and Warrants Offering, with the Notes issued thereunder being outstanding for the full year in 2023 versus less than five months during 2022.
Provision for income tax expense. Because of our cumulative loss position, the current provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2023, the Company retained a full valuation allowance related to its U.S.-based deferred tax assets of $58.5 million at December 31, 2023.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, and cash generated by operations. We have in the past also generated cash from equity and debt financings. Our primary needs for liquidity relate to working capital requirements for operations. Our working capital requirements will depend on many factors, including the ability to obtain sufficient subscribers, and therefore revenue, from our customers to cover the current level of operating expenses to achieve a level of profitability. As of December 31, 2023, our cash and cash equivalents were approximately $7.1 million and we had no outstanding debt. Our cash flow used in operations was $7.0 million for the year ending December 31, 2023.
Our liquidity may be adversely impacted by the anticipated effect of the aforementioned loss during 2023 of our Family Safety contract with a Tier 1 carrier on our results of operations, since we will receive no revenue from that contract during 2024. While we anticipate marketing efforts to accelerate for one of our existing Tier 1 carrier customers in order to drive subscriber growth on our Family Safety product, the timing of that anticipated revenue growth versus the immediate and current impact of the contract loss could cause the cash and cash equivalents on hand and expected to be generated in the next twelve months and beyond the next twelve months to be insufficient to fund operations at the current levels.
This potential adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of our outstanding debt was retired as of December 31, 2023. The availability of sufficient funds will depend to an extent on the timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. However, if we begin to trend unfavorably with respect to our current internal profitability and cash flow projections, the Company may determine to take additional actions, as noted in the our Risk Factor "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.
Operating activities
Net cash used in operating activities was $7.0 million for the year ended December 31, 2023. The primary uses of operating cash were a net loss of $24.4 million less non-cash expenses totaling $17.8 million, and a decrease in accounts payable and accrued liabilities of $2.8 million, partially offset by a decrease in accounts receivable of $2.6 million.
Net cash used in operating activities was $19.3 million for the year ended December 31, 2022. The primary uses of operating cash were a net loss of $29.3 million partially offset by net non-cash expenses totaling $10.9 million coupled with a decrease in accounts payable and accrued liabilities of $1.1 million.
Investing activities
Net cash provided by investing activities was $0.1 million for both the years ended December 31, 2023 and 2022.
Financing activities
Net cash used by financing activities of $0.1 million for the year ended December 31, 2023 was primarily attributable to the timing of borrowings and repayments from short-term insurance premium financing arrangements.
Net cash provided by financing activities was $17.1 million for the year ended December 31, 2022, primarily attributable to proceeds from the Notes and Warrants Offering of $15.0 million and the Stock and Additional Warrants Offering of $3.0

million. Partially offsetting the proceeds from the Notes and Warrants Offering were $1.2 million in transaction fees. Also impacting net cash provided by financing activities were proceeds from insurance premium financing agreements and revolver draws of $1.5 million, offset by repayments on those arrangements of $1.3 million.
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
Real Property Leases
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. In January 2024, we executed a renewal on a lease where we occupy approximately 8,513 square feet of space in Aliso Viejo, California that now expires on February 29, 2028. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2026, and approximately 3,200 square feet in Braga, Portugal under a lease that expires July 31, 2024. Each of the above properties is used by our sole reportable operating segment: Wireless.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
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
We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Business Combinations and Exit or Restructuring Costs
We apply the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 805, Business Combinations, in the accounting for our acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to twelve months from the acquisition date, we may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the reporting period in which the adjusted amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.
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
We measure our cash equivalents at fair value. Our cash equivalents and short-term investments are classified within Level 1 by using quoted market prices utilizing market observable inputs.
For warrant liabilities and derivatives, we may utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy, and subsequent changes in fair value for designated items are required to be reported in earnings in the current period.
For goodwill and other intangibles impairment analysis, we may utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy.
Impairment or Disposal of Long-Lived Assets
Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as per ASC Topic No. 360, Property, Plant, and Equipment.
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
Going Concern
In connection with preparing our consolidated financial statements, management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.
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
We also provide consulting services in connection with our development of customer-specified functionality that are generally not on our software development roadmap. We recognize revenue from our consulting services upon delivery and acceptance by the customer of our software enhancements and upgrades. For certain customers we provide maintenance and technology support services for which the customer either pays upfront or as we provide the services. When the customer pays upfront, we record the payments as contract liabilities and recognize revenue ratably over the contract period as this is our stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.
We have received upfront payments from customers from services to be provided under our ViewSpot contracts. The advance receipts were deferred and subsequently recognized ratably over the contract period. We also provide consulting services to configure new devices or ad hoc targeted promotional content for our customers upon request. These requests are driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognize these revenues upon delivery of the configured promotional content to the cloud platform or upon certification of the new device.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2023, we maintained effective internal control over financial reporting.
Item 9B. OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2023, But Not Reported.
None.
Trading Arrangements
During the fiscal quarter ended on December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.”

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Our board of directors (the “Board”) is presently comprised of eight directors. Our Amended and Restated Certificate of Incorporation and Bylaws provide for the Board to be divided into three classes. Each class of directors serves for a three-year term, with one class being elected by the Company’s stockholders at each annual meeting.

Director	Age	Position on Board Committee Memberships, and Other Offices
Andrew Arno	64	Director; Governance and Nominating, Mergers and Acquisitions
Thomas G. Campbell	73	Director; Audit, Compensation, Governance and Nominating
Steven L. Elfman	68	Director; Compensation, Governance and Nominating, Mergers and Acquisitions
Samuel Gulko	92	Director; Audit, Compensation
Asha Keddy	50	Director; Audit
Chetan Sharma	54	Director; Mergers and Acquisitions
William W. Smith, Jr.	76	Chairman of the Board, President and Chief Executive Officer
Gregory Szabo	76	Director; Audit, Mergers and Acquisitions
Mr. Arno joined our Board of Directors in 2011 and has more than 30 years of experience working with emerging growth companies. Since June 2023, Mr. Arno has served as a managing member of Unterberg Legacy LLC, a family office, which he co-founded. From 2015 until February 2023, he served as Vice Chairman of Special Equities Group, LLC (SEG), a privately held investment banking firm. SEG is affiliated with Dawson James Securities Inc., and was previously affiliated with Bradley Woods & Co. Ltd., and prior thereto Chardan Capital Markets, LLC. From 2013 until 2015 he served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He previously served as President of LOMUSA Limited, an investment banking firm. Earlier in his career, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded, and he served as Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, where he also served on the board of its parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of Oncocyte Corporation, a biotechnology company, Independa Inc., a software company, 22nd Century Group, a biotechnology company, and Comhear Inc., an audio technology research and development company. Mr. Arno brings to the Board valuable understanding of public markets, significant experience in investment matters, and a keen understanding of stockholder perspectives as it relates to enhancing value for our stakeholders.
Mr. Campbell became a director in 1995. From 1999 until his retirement in October 2021, he served as the Executive Vice President of King Printing, Inc., a book printing and manufacturing company. Mr. Campbell currently serves in volunteer roles for the gran program of Cummings Foundation, which seeks to support nonprofits in eastern Massachusetts, where he has served since February 2021, and for Rivier University, a private university where he has served since September 2023, From 1996 to 1999, he was the Vice President of Operations of Complete Concepts, Ltd., a manufacturer and distributor of women’s accessories. From 1995 to 1996, Mr. Campbell was an independent management consultant specializing in corporate turnarounds, and prior to that served during 1995 as the Chief Operating Officer of Laser Atlanta Optics, Inc. From 1985 to 1995, he served in several senior management positions at Hayes Microcomputer Products, Inc., including Vice President of Operations and Business Development and as Chief Operating Officer and a member of the Board of Directors of Practical Peripherals, a Hayes subsidiary. Prior to 1985, Mr. Campbell was employed by Digital Equipment Corporation. Mr. Campbell attended Boston University. Mr. Campbell brings to our Board extensive executive management experience in the retail and consumer products industries, along with particular strengths with respect to leadership, management, financial, international business and corporate governance skills.
Mr. Elfman became a director in 2014. He is the former President of Network Operations and Wholesale at Sprint, a telecommunications company and leading wireless carrier prior to its acquisition by T-Mobile in 2020, having had responsibility for product, technology development, network, wholesale operations, value-added services, procurement and real estate, and digital. Mr. Elfman joined the Sprint senior leadership team in 2008 from mobile data technology services company, Infospace, where he was Executive Vice President of Infospace Mobile, then President and Chief Operating Officer of Motricity following the acquisition of Infospace Mobile. He also has held leadership positions at Terabeam, as Executive Vice President of Operations, and at AT&T Wireless, where he was Chief Information Officer. Mr. Elfman was the CIO at GE Capital (Fleet Services Company) as well as head of IT at 3M Company for international operations. Mr.

Elfman graduated from the University of Western Ontario in Canada with a degree in computer science and business. He previously served on the board of directors of Syntonic Limited, a software company and provider of mobile software solutions, where he served as non-executive chairman and as a member of the compensation committee of the board of directors. Mr. Elfman also previously served on the boards of Affirmed Networks, Inc., a mobile network solutions company, CollabIP, Inc., a communications intelligence platform provider, Competitor Carrier Association, Bethany College and Clearwire. Mr. Elfman brings to our Board extensive knowledge of the telecommunications and wireless data and cellular industries, particularly with respect to large wireless providers.
Mr. Gulko became a director in 2004. Since 2002, he has provided tax and consulting services on a part-time basis to a limited number of clients. From 1996 until his retirement in 2002, Mr. Gulko served as the Chief Financial Officer, and as the Vice President of Finance, Secretary and Treasurer of Neotherapeutics, Inc., a publicly traded biotechnology company (now known as Spectrum Pharmaceuticals, Inc.). During this same period, he also served as a member of the board of directors of Neotherapeutics, Inc. Earlier in his career, Mr. Gulko was self-employed as a certified public accountant and business consultant, as well as the part time chief financial officer of several privately-owned companies, and previously served as a partner in the audit practice of Ernst & Young LLP, an accounting and business services firm. Mr. Gulko holds a Bachelor of Science degree in Accounting from the University of Southern California. Mr. Gulko brings to our Board extensive qualifications and experience in finance and public accounting, including his prior service as an audit partner at Ernst & Young LLP and as the CFO of a publicly-traded company.
Ms. Keddy joined the Board in April 2022. She has more than 28 years of industry experience, including senior executive roles, having served for more than 23 years in various roles at Intel Corporation, a Fortune 50 company, most recently serving as Intel’s Corporate Vice President and General Manager, Next Generation Systems and Standards from 2019 until her retirement from the company in March 2023. Ms. Keddy is a business innovation leader, technology futurist and patent-holder. Ms. Keddy has spent her career building enterprise and consumer systems and defining policies to transform working and living environments. Ms. Keddy served as a pivotal force, including serving as Intel’s 5G Executive Sponsor, in leading the creation of 5G and Wi-Fi market opportunities for Intel using incubation efforts, product development, industry forums, standards creation, ecosystem enablement, and policy governance. Ms. Keddy is a highly networked industry thought leader, and a global spokesperson providing insights to government agencies, the media, analysts, academia, and investors. She has served as a representative before Congress and other international government agencies, including testimonies to the U.S. Senate on 5G. Ms. Keddy helped establish Intel as a leader within key wireless, industrial, and edge standards bodies, and multiple industry fora, such as the 3GPP, IEEE, Wi-Fi Alliance, ETSI and Open-RAN. Ms. Keddy brings to the Smith Micro Board extensive industry expertise and in-depth insight into the wireless industry across the entire ecosystem, spanning a near three-decade career of technology, business, and operational leadership experience including in consumer, enterprise, and IOT markets.
Mr. Sharma joined the Board in April 2022. Since 2000, Mr. Sharma has served as the Chief Executive Officer and founder of Chetan Sharma Consulting, a management consulting and strategic advisory firm serving the mobile, media, and technology industries. Prior to founding his firm, Mr. Sharma served as director of the Emerging Solutions and Wireless practices at Luminant Worldwide, a global provider of strategic consulting and professional services, and earlier in his career held roles in systems engineering and product management at Cellular Technical Services, a start-up company focused on preventing fraud in wireless networks. Mr. Sharma holds a Bachelor of Science degree in Electrical Engineering from Indian Institute of Technology and a Master of Science degree in Electrical and Computer Engineering from Kansas State University. Mr. Sharma brings to the Board more than 20 years of experience in providing strategic advisory services to leading companies in the wireless technology industry, and offers the Board valuable insight into strategic and operational issues important to the Company’s success.
Mr. Smith co-founded Smith Micro and has served as our Chairman of the Board, President and Chief Executive Officer since the Company’s inception in 1982. Mr. Smith was employed by Rockwell International Corporation in a variety of technical and management positions from 1975 to 1984. Mr. Smith served with Xerox Data Systems from 1972 to 1975 and RCA Computer Systems Division from 1969 to 1972 in mainframe sales and pre-sale technical roles. Mr. Smith received a Bachelor of Arts degree in Business Administration from Grove City College. As co-founder and the most senior executive of our Company, Mr. Smith provides the Board with valuable insight into the Company’s business operations, opportunities and challenges, as well as his extensive knowledge of the telecommunications and wireless industries, garnered during his 40 years of service with our Company. Mr. Smith also possesses particular strengths with respect to leadership and management skills.
Mr. Szabo re-joined the Board in 2011 after previously serving from 2001 to 2010. Mr. Szabo has over 30 years of wireless communications senior management experience from his career with AirTouch's and Vodafone’s wireless communications operations, which were merged with Verizon Wireless in 2000. As Senior Vice President-Network Services, he directed AirTouch’s engineering and operations for the company's cellular systems in the eastern United States, and later served as Executive Director, Global Technology for AirTouch Vodafone. Mr. Szabo previously held managerial positions with Motorola and Martin Marietta (now Lockheed Martin). He also co-founded Ertek Inc., which designed manufacturing systems for RFID (Radio Frequency IDentification) tag antennas. Mr. Szabo received both a Bachelor of Science Degree and Master of Science Degree in Electrical Engineering from Ohio University. He brings to our Board substantial market knowledge and in-depth insight into the worldwide telecommunications and wireless data and cellular industries.

Executive Officers and Key Executives

Our executive officers and key executives are appointed and serve at the discretion of the Board. As determined by our Board, our CEO and Chief Financial Officer ("CFO") are the only two officer positions meeting the SEC’s definition of executive officer.

Name	Age	Position
William W. Smith, Jr.	76	Chairman of the Board, President and Chief Executive Officer
David Blakeney	63	Senior Vice President, Engineering
Von Cameron	61	Chief Revenue Officer
Anup Kaneri	45	Vice President, Worldwide Products
James M. Kempton	49	Vice President, Chief Financial Officer and Treasurer
Charles B. Messman	53	Vice President, Marketing
Jennifer M. Reinke	51	General Counsel and Secretary
Kenneth Shebek	61	Vice President, Chief Information Officer
David P. Sperling	55	Vice President, Chief Technology Officer
Stephen W. Stroud	62	Vice President, Program Management
For background information regarding Mr. Smith, see above, under the heading, “Directors.”
Mr. Blakeney joined the Company in 2011 and serves as the executive leader of the Company’s global development engineering team. Prior to this role, he led the development team for several Smith Micro products as well as the wireless products quality engineering team. Prior to joining Smith Micro, he served as Vice President, Research and Development of Tollgrade Communications, Inc., and prior thereto, Mr. Blakeney served as Vice President of Product Development for Marconi’s Broadband Switching Division and Vice President of ATM Engineering at Fore Systems. Previous positions also include engineering management roles at 3Com Corporation and Texas Instruments. Mr. Blakeney holds a Bachelor of Science degree in Electrical Engineering from the University of Illinois.
Mr. Cameron rejoined the Company in April 2022 as Chief Revenue Officer, assuming executive leadership of the Company’s customer acquisition, customer management, and sales and systems engineering teams. From 2013 to April 2022, Mr. Cameron served as President of Practics, Inc., a go-to-market sales consulting firm, where he provided sales leadership consultancy services for technology start-ups. Mr. Cameron previously served as the Company’s Executive Vice President of Sales. Earlier in his career, Mr. Cameron served proudly in the United States Air Force. He holds a Bachelor of Science degree in Math-Operations Research from the United States Air Force Academy and an M.B.A. from Golden Gate University.
Mr. Kaneri joined the Company in July 2019, and leads the Company’s global product management team. His expertise in product innovation and his extensive experience building direct-to-consumer products play a key role in supporting the Company in achieving its goals. Prior to joining the Company, from February 2014 to July 2019 Mr. Kaneri served as Senior Product Manager at UPMC Enterprises, an innovation, commercialization, and venture capital arm of UPMC, a $24 billion health care provider and insurer. Prior to his venture capital work, Mr. Kaneri held roles in product innovation, development, and strategy to bring new technology solutions to the market, and co-founded two successful startups focusing on building disruptive mobile platforms. Mr. Kaneri holds a Bachelor of Science degree in Electronics and Telecommunication Engineering from Pune University, a Postgraduate Diploma in Marketing Management from Symbiosis Institute of Business Management in India, and an M.B.A. from the University of Pittsburgh.
Mr. Kempton joined the Company in November 2021 as Vice President, Chief Financial Officer and Treasurer. Mr. Kempton oversees all finance, accounting and control functions for the Company, as well as the Company’s global human resources operations. Prior to joining the Company, from February 2020 to November 2021, Mr. Kempton served as Controller and principal accounting officer of L.B. Foster Company, a leading provider of products and services for the rail industry and solutions to support critical infrastructure projects. From August 2018 to January 2020, Mr. Kempton served as Executive Vice President and Chief Financial Officer of Caliburn International, a global provider of professional services and solutions to the federal government. Prior thereto, from October 2013 to August 2018, Mr. Kempton was employed by Michael Baker International, a global provider of engineering and professional services, most recently serving as its Executive Vice President and Chief Financial Officer from July 2016 to August 2018. Prior to his service at Michael Baker International, Mr. Kempton served in successive financial leadership roles at Michael Baker Corporation, and earlier in his career, Mr. Kempton held successive roles at Ernst & Young, LLP. Mr. Kempton holds a Bachelor of Arts degree from Thiel College and is a certified public accountant.
Mr. Messman joined the Company in 2016 as Vice President, Corporate Development and Investor Relations. Mr. Messman assumed the role of Vice President, Marketing in December 2022 and oversees the Company's global marketing, digital monetization, public relations and design teams, while continuing to manage corporate development and investor relations activities. He brings more than 25 years of experience working with a large range of technology companies providing investor relations counsel and advising on strategy, financing alternatives, M&A and marketing activities. Prior to joining Smith Micro, Mr. Messman was the Vice President of Finance & Corporate Development at eGain Corporation, and he co-founded The MKR Group, serving as its President, where he managed investor relations, corporate development, and marketing activities for several technology companies with a wide range of market capitalizations. Mr. Messman holds a Bachelor of Arts degree in Economics from Iowa State University.
Ms. Reinke joined the Company in August 2017 and serves as the Company’s General Counsel and Secretary. Ms. Reinke oversees the Company’s corporate governance, compliance and legal affairs. Prior to joining the Company, Ms. Reinke served as General Counsel and Secretary of Tollgrade Communications, Inc., a technology solutions provider in the telecommunications industry. Prior to her service at Tollgrade Communications, Ms. Reinke was an associate at Reed Smith LLP. Ms. Reinke holds a Bachelor of Science degree in Business Administration from Central Michigan University and a Juris Doctor degree from Wayne State University.
Mr. Shebek joined the Company in 2010 as the Vice President of Operations where he led the enterprise mobility product platform. In his current role as Vice President, Chief Information Officer, which he assumed in 2015, Mr. Shebek is responsible throughout the Company for information technology, quality engineering and customer support and oversees the Company’s Pittsburgh facility. Prior to joining Smith Micro, he was Vice President of Operations for Tollgrade Communications, Inc. He also served as Vice President of Supply & Logistics for Ericsson, Inc. and worked for Marconi as Vice President of Supply Chain and Vice President of North American Operations. He joined Fore Systems in 1994, and previously held management positions with IBM. He holds a Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University.
Mr. Sperling joined the Company in 1989. He assumed the Chief Technology Officer position in 1999. Mr. Sperling began his professional career as a software engineer with the Company and he is currently a named inventor on five of the Company’s patents for various Internet and connectivity technologies. He received a Bachelor of Science degree in Computer Science and an M.B.A. from the University of California, Irvine.
Mr. Stroud joined the Company in August 2022 and serves as the Company's Vice President, Program Management, providing global leadership of the Company’s program management team. Mr. Stroud brings to Smith Micro more than 25 years of experience and expertise leading business and technology solutions. Prior to joining Smith Micro, from 2001 to July 2022, Mr. Stroud served as chief executive officer of Bohemian Group, a technology consulting company. Prior to joining Bohemian Group, he served for ten years as a Business Solutions Manager for Hewlett Packard. Earlier in his career, Mr. Stroud served as a Non-Commissioned Officer in the United States Air Force.

Corporate Governance

Board of Directors and Committees of the Board

Our Board of Directors, elected by the stockholders, is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. The Board acts as an advisor and counselor to executive management and oversees and monitors its performance.
Our Board of Directors held eight meetings during 2023. Each director attended either in person or via teleconference at least 75% of the aggregate of all Board and applicable committee meetings during fiscal 2023. Although we do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, directors are encouraged to attend our annual meetings. None of our current directors attended our annual meeting of stockholders in 2023.
Our Board of Directors has established four standing committees: an Audit Committee; a Compensation Committee; a Governance and Nominating Committee; and a Mergers and Acquisitions Committee. Each of these committees has adopted a written charter, a current copy of which is posted on our website at http://www.smithmicro.com under the Investor Relations section.
Audit Committee. Our Audit Committee is comprised of four members: Mr. Campbell, Mr. Gulko, Ms. Keddy and Mr. Szabo. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards as well as within the meaning of Rule 10A-3 of the Exchange Act, and that each Audit Committee member is able to read and understand fundamental financial statements. The Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board of Directors regarding the selection of our independent registered public accounting firm and reviews the results and scope of our annual audit and other services provided by our independent registered public accounting firm. The Audit Committee also reviews and discusses with management the Company’s cybersecurity risk exposures, including the potential impact of those exposures on the Company’s business strategy, operations, results of operations, financial condition, key relationships, and reputation; the steps, programs and/or procedures management have taken to monitor and mitigate such exposures; the Company’s computerized information system and operational infrastructure policies and programs; and major legislative and regulatory developments that could materially impact the Company’s cybersecurity risk exposure. The Audit Committee also oversees, considers, and reviews with management the adequacy of the Company’s disclosure controls and procedures and its internal controls relating to cybersecurity, including materiality assessments. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related party transactions are reviewed and subject to approval by the Audit Committee. Mr. Gulko is the Audit Committee Chairman and the Board has determined that he qualifies as a financial expert, as that term is described in SEC regulations. For more information on Mr. Gulko's relevant experience, please see the section of this Report titled "Directors." The Audit Committee held six meetings during 2023.
Compensation Committee. The Compensation Committee is comprised of three members: Messrs. Campbell, Elfman and Gulko. The Board of Directors has determined that all of the members of the Compensation Committee are independent within the meaning of the Nasdaq Stock Market listing standards and applicable SEC regulations. The Compensation Committee administers our executive compensation programs and makes recommendations to the Board of Directors concerning officer and director compensation. The Compensation Committee also has the authority to administer our 2015 Omnibus Equity Incentive Plan (as amended, the “Plan”), and to make awards under the Plan. The Compensation Committee held three meetings during 2023.
The Compensation Committee’s primary objectives in structuring and administering our executive officer compensation program are to attract, motivate and retain talented and dedicated executive officers, tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives, and reinforce business strategies and objectives to enhance stockholder value. To achieve these goals, our Compensation Committee maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as the Company’s financial and operational performance, as measured by metrics such as total revenue and non-GAAP operating expense, and for the current year, additional metrics related to achievement of the Company’s operational performance and revenue growth objectives. Our Compensation Committee evaluates individual executive performance along with our Chief Executive Officer ("CEO") (other than with respect to his own performance) as part of the review process. Our Compensation Committee periodically reviews our executive officers’ compensation to determine whether we provide adequate incentives and motivation to our executive officers and whether we adequately compensate our executive officers relative to comparable officers in other similarly situated companies. The Committee did not engage any compensation consultants during 2023. Management plays a significant role in the compensation-setting process for the CEO and other key executives other than the CEO, by evaluating employee performance, recommending business performance targets and establishing objectives, and recommending salary levels, bonuses and equity-based awards.
Governance and Nominating Committee. The Governance and Nominating Committee is comprised of three members: Messrs. Arno, Campbell and Elfman. The Board of Directors has determined that all of the members of the Governance and Nominating Committee are independent within the meaning of the Nasdaq Stock Market listing standards and applicable SEC regulations. The Governance and Nominating Committee receives proposed nominations to the Board of Directors, reviews the eligibility of each proposed nominee, and recommends candidates for nomination by the Board of Directors to be submitted to the stockholders for election at each annual meeting. The Governance and Nominating Committee held two meetings during 2023.
Our Governance and Nominating Committee also manages the process for evaluating current Board members at the time they are considered for re-nomination. After considering the appropriate skills and characteristics required on and accretive to the Board, the current makeup of the Board, the results of the evaluations, the existence of other potential nominees and the wishes of Board members to be re-nominated, the Governance and Nominating Committee recommends to the Board of Directors whether those individuals should be re-nominated. The Governance and Nominating Committee also periodically reviews with the Board whether it believes the Board would benefit from adding one or more new directors, and if so, the appropriate skills and characteristics desired in such new director(s). If the Board determines that a new director would be beneficial, the Governance and Nominating Committee solicits and receives recommendations for candidates and manages the process for evaluating candidates. All potential candidates, regardless of their source (including candidates recommended by stockholders), are reviewed under the same process. Our Governance and Nominating Committee screens the available information about the potential candidates. Based on the results of the initial screening, interviews with viable candidates are scheduled with Governance and Nominating Committee members and with other members of the Board. Upon completion of these interviews and other due diligence, our Governance and Nominating Committee may recommend to the Board the election or nomination of a candidate.
Candidates for independent director may be found through recommendations from current directors, an executive search firm, or other sources. The Governance and Nominating Committee will also consider stockholder nominations for directors submitted in accordance with the procedure set forth in Article II, Section 12 of our Bylaws. The procedure provides that a notice relating to the nomination must be timely given in writing to our corporate Secretary prior to the meeting, setting forth information about the proposed candidate, such as their name, age, business and residence addresses, principal occupation or employment, and their beneficial ownership in Smith Micro stock, and information about the stockholder giving the notice, such as their name and address as they appear on our records, and such stockholder’s beneficial ownership of Smith Micro stock. There are no differences in the manner in which the Governance and Nominating Committee evaluates a candidate that is recommended for nomination for membership on our Board of Directors by a stockholder.
When considering a potential candidate for membership on our Board of Directors, our Governance and Nominating Committee considers relevant business and industry experience and demonstrated character and judgment. Although the Governance and Nominating Committee does not have a formal policy with respect to diversity, the Committee endeavors to seek nominees representing diverse experience in occupational backgrounds in business and technology, and in areas that are relevant to our activities.
Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee (the “M&A Committee”) is comprised of four members: Messrs. Arno, Elfman, Sharma and Szabo. The Board of Directors has determined that all of the members of the M&A Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The M&A Committee evaluates and reviews potential acquisition targets, strategic investments and divestitures, and makes recommendations regarding the same to our Board of Directors. The M&A Committee is also charged with overseeing the due diligence process with respect to proposed acquisitions, strategic investments and divestitures. The M&A Committee held one meeting during 2023.

Board Member Diversity

The table below provides certain highlights of the composition of our board members. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Total number of directors	8
	Female	Male
Part I: Gender Identity
Directors	1	7
Part II: Demographic Background
Asian	1	1
White	0	6

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

Board Leadership Structure

The Board’s current leadership structure is characterized by:
•a combined Chairman of the Board and Chief Executive Officer;
•a robust Committee structure with oversight of various types of risks; and
•an engaged and independent Board.
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

Code of Ethics
We have adopted a code of ethics, called our Ethics and Business Conduct Policy (our "Code of Ethics"), that applies to all of our employees, executive officers and directors. We will provide a copy of the Code of Ethics upon request made by email to IR@smithmicro.com or in writing to Smith Micro Software, Inc. at 5800 Corporate Drive, 5th Floor, Pittsburgh, PA 15237, Attention: Investor Relations. The full text of our Code of Ethics is posted on our website at http://www.smithmicro.com under the Investor Relations section. We intend to disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics applicable to our executive officers or directors, including the name of the executive officer or director to whom the amendment applies or for whom the waiver was granted, at the same location on our website identified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION
The Summary Compensation Table below summarizes the compensation of the executive officers and the other key executives of the Company named therein (our “named executive officers” or “NEOs”) during 2023 and 2022. Our NEOs for 2023 were as follows:
•William W. Smith. Jr., President and Chief Executive Officer
•James M. Kempton, Vice President and Chief Financial Officer
•Von Cameron, Vice President and Chief Revenue Officer
The principal elements of our executive compensation program are base salary, cash incentive compensation, long-term equity incentives in the form of restricted stock, other benefits and perquisites, including certain reimbursements and matching contributions under our 401(k) savings plan, and in the case of Mr. Cameron, a sales compensation plan. We view these components of compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. Our executive compensation program is designed to attract, motivate, and retain talented and dedicated executives, who are critical to our success. Under this program, a significant portion of our named executive officers and other executives' overall compensation is tied to the achievement of key strategic financial and operational goals, as measured by metrics such as revenue and adjusted operating expense. The following highlights our approach to executive compensation:
Competitive Positioning: We seek to establish the overall compensation of our named executive officers and other executives at levels that we believe are roughly comparable with the average levels of compensation of executives at other growth technology companies of similar size.
Significant Portion of Executive Compensation Tied to Performance: With respect to the four primary components of our compensation program, both cash incentive compensation and equity compensation are tied in whole or in part to the satisfaction of pre-determined performance criteria. Performance-based incentive compensation constitutes a significant portion of potential compensation for our named executive officers and other executives.
Limited other Compensation: Consistent with our “pay-for-performance” philosophy, we restrict all other forms of compensation to our named executive officers and other executives to levels that are consistent with competitive market practices.
Base Salary Compensation
We provide our named executive officers and other executives with base salaries that we believe enable us to hire and retain highly qualified individuals in a competitive environment and to reward individual performance and contributions to our overall business goals, while taking into account the unique circumstances of our Company. We review base salaries for our named executive officers and other executives annually and increases or decreases are generally based on Company and individual performance. We also take into account the base compensation paid by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives. Beginning in March 2023, in connection with a review of the Company’s cost structure, we instituted a temporary 10% reduction in executive base salaries that continued throughout 2023.
Discretionary Bonus Compensation
In order to retain and motivate our named executive officers and other executives and in addition to the incentive plans described below, the Compensation Committee approved a discretionary quarterly cash bonus program and the applicable bonus amounts thereunder in which each of our named executive officers and other executives participated during 2023, subject to achievement of key performance milestones. The Committee approved a similar quarterly bonus program and the applicable bonus amounts thereunder for our named executive officers and other executives who were employed by the Company during 2022, subject to the achievement of key performance milestones. Pursuant to the bonus program, eligible participants received a quarterly cash bonus payment provided that they remained employed by the Company as of the date of payment. During 2023, in connection with the Company’s review of its cost structure, the Company suspended its discretionary bonus program for the second quarter, and the Compensation Committee approved a change to the discretionary bonus program such that in lieu of paying the discretionary bonuses for the third and fourth quarters in cash, each of the named executive officers and other executives received a grant of restricted stock in a number of shares equal to such individual’s target discretionary bonus amount for each of the third and fourth quarters of 2023 divided by the closing price of the Company’s common stock the day immediately preceding the grant date. The vesting conditions for the shares of restricted stock granted in lieu of the discretionary cash bonus were the same performance metrics that would otherwise have been used to determine whether and in what amount the discretionary cash bonus would have been earned for each quarter. These restricted stock awards are described further under the heading, “Equity Compensation,” below. The total of the cash payments to each of our participating NEOs is reflected in the “bonus” column of the Summary Compensation Table.
Performance-based Cash Bonus Awards
As part of our compensation program and in order to maintain appropriate financial incentives, the Company maintains an annual corporate incentive bonus plan in which our named executive officers and other key executives participate. Pursuant to the corporate incentive bonus plan, our NEOs and other executives are eligible for cash bonus compensation. Under the plan, cash bonuses are determined and paid each fiscal year on a quarterly basis based upon the achievement of certain pre-determined performance metrics. Our cash bonus plan is designed to focus our management on achieving key corporate financial objectives, motivate certain desirable behaviors and reward achievement of our key corporate financial objectives and individual goals. Under the terms of the cash bonus plan, performance objectives and annual target cash bonus amounts are established for each named executive officer and other executives participating in the plan. In determining the appropriate level of annual target cash bonus for each named executive officer or other executive the Compensation Committee considers information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies, relative base salary and bonus amounts for each individual and the recommendations of our Chief Executive Officer.
Our bonus plan contains performance objectives with a percentage of the total target bonus amount ascribed to each objective, so that the sum total equals the approved annual target cash bonus for each named executive officer or other executive. For 2022 and 2023, the objectives for NEOs and other executives participating in the plan were related to (1) revenue achievement and (2) operating expense management, which were evenly weighted in terms of target cash bonuses. For each objective, the percentage by which the objective was achieved (which could exceed 100% in the case of quantitative performance objectives) was applied to the dollar value ascribed to each objective. The dollar values for each objective were then combined to determine the actual cash bonuses paid to each such NEO or other executive.
Achievement of the quantitative performance objectives for bonus amounts paid under the corporate incentive bonus plan is determined and paid on a quarterly basis following the completion of each quarter. As a result, the cash paid in a given fiscal year is the result of the attainment achieved for the fourth quarter of the previous year and the first three quarters of the current year. During 2023, the Company suspended the corporate incentive bonus program for the second quarter, and in lieu of paying corporate incentive bonuses for the third and fourth quarters of 2023 in cash, each of the named executive officers and other executives received a grant of restricted stock in a number of shares equal to such individual’s target corporate incentive bonus amount for each of the third and fourth quarters of 2023 divided by the closing price of the Company’s common stock the day immediately preceding the grant date. The vesting conditions for the shares of restricted stock granted in lieu of the corporate incentive cash bonus were the same performance metrics that would otherwise have been used to determine whether and in what amount the cash bonuses would have been earned for each quarter. These restricted stock awards are described further under the heading, “Equity Compensation,” below.
The total of the cash payments under the annual corporate incentive bonus plan is included in the amount of non-equity plan compensation reflected in the Summary Compensation Table.
The table below outlines the quantitative performance objectives that were established for each named executive officer and other executive participating in the plan and the actual results that correspond with their performance bonus payouts during 2023 (except as noted in the table below):

(in thousands)	Q4 2022	Q1 2023	Q2 2023(2)	Q3 2023(3)
Revenue – target	$20,544	$10,983	–	$12,584
Revenue – actual	$11,405	$10,930	–	$11,001
Operating Expenses(1) - target	$12,848	$11,093	–	$8,182
Operating Expenses(1) - actual	$12,041	$11,261	–	$7,748

(1)Excluding stock-based compensation, amortization of intangible assets and personnel severance and reorganization activities, and for Q1 2023 and Q3 2023, also excluding depreciation and amortization of debt issuance costs and discount.
(2)The bonus program was suspended and no bonuses were paid based on second quarter 2023 performance.
(3)As described above, for the third quarter 2023, in lieu of payout of cash bonuses under the Company’s corporate incentive bonus plan, each executive received a grant of restricted stock, and the vesting of such shares of restricted stock was subject to achievement of the same performance metrics that would otherwise have been used to determine whether and in what amount the cash bonuses were would have been earned for each quarter, as set forth in the table above.
We believe that the performance objectives for our named executive officers and other executives participating in the plan were sufficiently challenging to achieve and that performance at a high level, while devoting full time and attention to their responsibilities, is required for our participating named executive officers and other executives to earn their respective cash bonuses.

Sales Compensation Plan
As the executive leader of our worldwide sales organization, Mr. Cameron participated in a sales compensation plan during 2023 pursuant to which he was eligible to earn cash compensation for achievement of specified revenue targets. A target commission amount was established for each quarter. The amount of compensation actually earned was determined and paid on a quarterly basis following the end of each quarter, and was based on the percentage of target revenue actually achieved. As a result of the timing of calculation and payment of amounts earned, the cash actually paid under the sales compensation plan during 2023 is the amount achieved for the fourth quarter of 2022 and the first three quarters of 2023. The total of these payments is included in the non-equity plan compensation reflected for Mr. Cameron in the Summary Compensation Table.
The table below outlines the revenue objectives that were established under the sales compensation plan for Mr. Cameron and the actual results that correspond with her sales compensation plan payouts during 2023:

(in thousands)	Q4 2022	Q1 2023	Q2 2023	Q3 2023
Revenue – target	$20,544	$13,564	$16,453	$16,691
Revenue – actual	$11,405	$10,930	$10,338	$11,001
We believe that the revenue and associated commission targets under the sales compensation plan were sufficiently challenging to achieve and that performance at a high level, while devoting full time and attention to his responsibilities, is required for Mr. Cameron to earn the commission amounts under the plan.

Equity Compensation
We believe that for growth companies in the software technology sector, such as Smith Micro, equity awards are a significant compensation-related motivator in attracting and retaining executive-level employees. Accordingly, we have provided our named executive officers and other executives with long-term equity incentive awards to attract key executives to join the Company and incentivize those individuals to stay with us for long periods of time, which in turn should provide us with greater stability over such periods than we would experience without such awards.
Each of our named executive officers received a grant of restricted stock during 2023, which vests over a period of four years from the grant date. Half of each total grant vests on a monthly basis and will be earned based on continuous service by the executive over the vesting period. The vesting of the remaining half is subject to the Company’s achievement of certain performance-based criteria for 2023 and the continuous service by the executive over the remaining vesting period. One quarter of each total grant will be eligible to vest if the Company achieves a defined 2023 annual revenue target, and an additional one quarter of each total grant will be eligible to vest if the Company achieves a defined 2023 annual operating expense target (determined on a non-GAAP basis, excluding stock-based compensation, depreciation, amortization of intangible assets, notes and stock offering fees and amortization, and personnel severance and reorganization activities), with a proportionate adjustment to the total performance portion of the grant if the targets are not fully met. Shares earned under the performance conditions cannot exceed the total number of performance shares, even if the sum of the revenue attainment and the expense attainment exceed 100%. Once performance against this criteria is determined, the shares that are eligible to vest will vest 25% on the determination date and then ratably over the next thirty-six months, based on continuous service by the executive.
In addition to these awards, as noted under the headings “Discretionary Bonus Compensation” and “Performance-based Cash Bonus Awards,” each of the Company’s named executive officers and other executives received a grant of restricted stock in lieu of discretionary cash bonuses and corporate incentive plan bonuses for the third and fourth quarters of 2023. The vesting conditions for such awards were identical to the performance metrics that would otherwise have been applied to determine whether and in what amount the cash bonuses would have been earned for the applicable quarter.

Executive Benefits and Perquisites
We provide the opportunity for our named executive officers and other executives to receive certain limited perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan to our named executive officers. We provide a 20% match on all eligible employee contributions to our 401(k) plan. We provide these benefits to create additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Summary Compensation Table – 2023 and 2022

Name and Principal Position	Year		Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
William W. Smith, Jr.	2023		460,417	50,000	393,017	90,056	9,500	(4)	1,002,989
Chairman, President and Chief Executive Officer	2022		506,945	50,000	675,500	182,475	9,074	(5)	1,423,994
James M. Kempton	2023		253,229	20,000	209,076	45,028	4,500	(6)	531,834
Vice President, CFO and Treasurer	2022		278,820	20,000	386,000	83,416	4,100	(6)	772,336
Von Cameron	2023		207,188	20,000	209,076	131,518	4,500	(6)	572,282
Chief Revenue Officer	2022	(7)	148,077	10,000	259,169	95,172	4,100	(6)	516,518
(1)The amounts in this column reflect the cash awards paid pursuant to a quarterly discretionary cash bonus program in 2023 and 2022.
(2)The amounts shown in this column represent the aggregate grant date fair value of Restricted Shares computed in accordance with FASB ASC Topic 718. Generally, the aggregate grant date fair value is the amount that the company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the named executive officers. For Restricted Shares, the fair value is calculated using the closing price of our stock on the date of grant. The assumptions we used with respect to the valuation of stock grants are set forth in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)The amounts in this column reflect the cash awards paid during 2023 and 2022 pursuant to our annual corporate incentive bonus plan and, in the case of Mr. Cameron only, our sales compensation plan.
(4)Amount comprised of $5,000 in tax preparation fees paid by the Company and 401(k) matching contributions of $4,500 made by the Company.
(5)Amount comprised of $4,974 in tax preparation fees paid by the Company and 401(k) matching contributions of $4,100 made by the Company.
(6)Amount comprised of 401(k) matching contributions made by the Company.
(7)Mr. Cameron joined the Company in April 2022. All amounts reported for 2022 reflect his service for the partial year.

Outstanding Equity Awards at December 31, 2023

The following table sets forth the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2023, comprised of outstanding unvested shares of restricted stock as of such date.

	Option Awards					Stock Awards
Named Executive Officer	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
William W. Smith, Jr.	0	0	0	—	—	7,038	(2)	5,842
						51,500	(3)	42,745
						92,768	(4)	76,997
						158,594	(5)	131,633
						49,670	(6)	41,226
James M. Kempton	0	0	0	—	—	53,010	(4)	43,998
						90,625	(5)	75,219
						23,180	(6)	19,239
Von Cameron	0	0	0	—	—	45,044	(4)	37,387
						90,625	(5)	75,219
						23,180	(6)	19,239

(1)Determined by multiplying the number of shares by $0.83, the closing price for our stock on the Nasdaq Capital Market on December 29, 2023.
(2)Unvested portion of an award granted during 2020, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting. Shares are currently vesting in monthly installments. Shares will be fully vested in March 2024.
(3)Unvested portion of an award granted during 2021, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting. Shares are currently vesting in monthly installments. Shares will be fully vested in March 2025.
(4)Unvested portion of an award granted during 2022, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting. Shares are currently vesting in monthly installments. Shares will be fully vested in March 2026.
(5)Unvested portion of an award granted during 2023, 50% of which was subject to time-based vesting and 50% of which was subject to performance and time-based vesting. Shares are currently vesting in monthly installments. Shares will be fully vested in March 2027.
(6)Unvested portion of an award granted during 2023 in lieu of the payment of cash bonuses for third and fourth quarter 2023 under the Company’s discretionary cash bonus program and corporate incentive bonus program, all of which is subject to performance-based vesting.

Employment Agreements

Agreement with William W. Smith, Jr.
In June 2005, we agreed to make to William W. Smith, Jr., our Chairman of the Board, President and Chief Executive Officer, a lifetime payment of $6,000 annually, subject to annual increases of 5%, to commence at the time of his future retirement or resignation from employment. The agreement provides that we may, at our option, discharge our obligations under the agreement by purchasing a single premium annuity for the benefit of Mr. Smith. We estimate that it would cost approximately $65,000 to purchase such an annuity.
Other than as disclosed above, none of the named executive officers has an employment agreement with us, and the employment of each of the named executive officers may be terminated at any time at the discretion of the Board of Directors.

Potential Payments Upon Termination or Change in Control
The terms of the restricted stock award agreements associated with restricted stock granted under our Plan provide that the shares of restricted stock granted thereunder automatically become fully vested, no longer subject to restrictions and freely transferable upon a “Change of Control” as such term is defined in our Plan. We provide this benefit in order to properly incentivize our executives to support a Change of Control that would be deemed beneficial to our stockholders.

Pay versus Performance - 2023, 2022, and 2021
The following table reports the compensation of our principal executive officer (PEO) and the average compensation of the other named executive officers as reported in the Summary Compensation Table ("SCT") for the past two fiscal years (the"Non-PEO NEOs"), as well as their “compensation actually paid” as calculated pursuant to SEC rules and certain performance measures required by the rules.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Year (1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($) (2)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($) (2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)	Net Income ($) (In thousands)
2023	1,002,989	557,197	552,058	385,004	37.05	(24,396)
2022	1,423,994	378,843	771,427	381,318	43.21	(29,279)
2021	2,129,543	1,616,387	753,088	356,820	97.43	(31,043)

(1)William W. Smith, Jr. was the Company’s PEO during each of 2021, 2022 and 2023. The other Non-PEO NEOs during 2023 were Messrs. Kempton and Cameron, and during 2022 were Mr. Kempton and David P. Sperling, the Company’s Chief Technology Officer. During 2021, the other Non-PEO NEOs were Charles B. Messman, Vice President Marketing; Gail Redmond, our former SVP Worldwide Sales; Timothy Huffmyer, who served as CFO until his resignation in September 2021; Michael Fox, who joined the Company on an interim basis in August 2021 and served as interim CFO from September to November 2021 and continued on in an advisory role through mid-December 2021; and Mr. Kempton, who assumed the role of CFO in November 2021. Average SCT total compensation for Non-PEO NEOs in 2021 is impacted due to the fact that we had three executives who served as CFO during that year, with such persons serving, and only being compensated, for approximately eight, four and two months, respectively.
(2)"Compensation actually paid" is an SEC-derived and required reporting metric, premised on the reported total in the Summary Compensation Table for the PEO and the average Summary Compensation Table totals for the Non-PEO NEOs, subject to the adjustments set forth below to arrive at "compensation actually paid" for our PEO and for our non-PEO NEOs during each of the years set forth in the table above:

Adjustments to Determine Compensation "Actually Paid" for PEO:

	2023	2022	2021
Summary Compensation Table Total for PEO (column (b) above)	$1,002,989	$1,423,994	$2,129,543
Deduction for amounts reported under the “Stock Awards” column the SCT	$(393,017)	$(675,500)	$(1,324,750)
Increase for fair value at year end of awards granted during year and remain unvested at year end	$202,635	$333,047	$771,313
Increase for fair value at vesting date of awards granted during year that vested during year	$51,787	$41,342	$98,891
Change in fair value from prior year end to current year end of awards granted prior to year that were outstanding and unvested at year end	$(192,159)	$(427,952)	$(79,340)
Change in fair value from prior year end to vesting date of awards granted prior to year that vested during year	$(93,870)	$(294,593)	$53,808
Deduction for fair value from prior year of awards granted prior to year that were forfeited during year	$(21,170)	$(21,495)	$(33,078)
Compensation Actually Paid to PEO (column (c) above)	$557,197	$378,843	$1,616,387

Average Adjustments to Determine Average Compensation "Actually Paid" for non-PEO NEOs:

	2023	2022	2021
Average Summary Compensation Table Total for Non-PEO NEOs (column (d) above)	$552,058	$771,427	$753,088
Deduction for the average of amounts reported under the “Stock Awards” column the SCT	$(209,076)	$(386,000)	$(478,320)
Increase for average of fair value at year end of awards granted during year and remain unvested at year end	$110,990	$190,313	$176,301
Increase for average of fair value at vesting date of awards granted during year that vested during year	$28,549	$23,624	$53,575
Change in average of fair value from prior year end to current year end of awards granted prior to year that were outstanding and unvested at year end	$(62,264)	$(122,914)	$(19,522)
Change in average of fair value from prior year end to vesting date of awards granted prior to year that vested during year	$(24,164)	$(88,989)	$21,468
Deduction for average of fair value from prior year of awards granted prior to year that were forfeited during year	$(11,089)	$(6,143)	$(149,771)
Average Compensation Actually Paid to Non-PEO NEOs (column (e) above) (1)	$385,004	$381,318	$356,819
(1) No dividends or other earnings were paid or accrued with respect to the equity contemplated in this table, and no adjustments, amendments or modifications were made with respect to any equity awards.

Compensation Actually Paid Versus Company Performance

In the “Executive Compensation” section of this Report, we provide greater detail on the elements of our executive compensation program and our pay-for-performance compensation philosophy. We believe the Company’s executive compensation program and the executive compensation decisions included in the Summary Compensation Table and related disclosures appropriately reward our PEO and the other named executive officers for Company and individual performance, assist the Company in retaining our senior leadership team and support long-term value creation for our stockholders.
Comparison to Total Shareholder Return. The values included in the column for "compensation actually paid" to our PEO and to the Non-PEO NEOs is calculated in accordance with the SEC promulgated disclosure rules in each of the fiscal years reported above and over the three-year cumulative period and shows how the compensation awarded to them changed year-over-year and is generally aligned to the Company’s total shareholder return. This alignment is due to the fact that a significant portion of “compensation actually paid” is comprised of equity awards, which decreased in value during 2022 and 2023. In addition, there was a 10% reduction in base compensation for all of the NEO's which began in March 2023, no bonuses were paid to the NEOs for the second quarter 2023 performance, and additional equity award grants in 2023 replaced cash bonuses for the third and fourth quarter 2023 performance, a portion of which remained unvested at December 31, 2023, which further aligned average compensation paid to our NEOs to shareholder return throughout 2023.
Comparison to Net Income. We believe the amount of “compensation actually paid” to the PEO and to the Non-PEO NEOs is generally aligned with the Company’s net loss, as the continued net loss is relatively consistent with the non-equity related compensation, which, as indicated above, is comprised of base salary and incentive compensation. Our bonus compensation, which was paid for the first quarter of 2023 and for all of 2022 and 2021, is generally measured based on revenue and operating expenses as compared to an operating plan, which align with the primary drivers of the net loss. There was no bonus paid to the NEOs in the second quarter of 2023 as part of our cost reduction initiatives, and the cash bonus component of the NEOs' compensation was replaced by performance based equity awards for third and fourth quarter 2023 performance. The continued net losses in 2023 and 2022 also contributed to the decrease in share price over that time period, which has resulted in the reductions in value of the equity awards.
Restrictions on Hedging Transactions
Our insider trading policy guidelines acknowledge that buying or selling publicly-traded options, including buying or selling puts or calls or other hedging transactions in the Company’s stock may permit a holder to continue to own our common stock obtained through benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, our directors, employees, and officers to whom our policy applies, may no longer have the same objectives as our other stockholders. As such, the Company’s directors, officers and employees are prohibited from engaging in such transactions, except as otherwise may be approved in writing by the Company’s CFO or General Counsel, and no such transactions have been approved.
Director Compensation - 2023
The following table sets forth compensation that our directors (other than Mr. Smith, who is a named executive officer and does not separately receive any compensation for his board service) earned during 2023 for services as members of our Board of Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1), (2)	Total ($)
Andrew Arno	27,750	77,500	105,250
Thomas G. Campbell	27,750	77,500	105,250
Steven L. Elfman	27,750	77,500	105,250
Samuel Gulko	27,750	77,500	105,250
Asha Keddy	27,750	77,500	105,250
Chetan Sharma	27,750	77,500	105,250
Gregory J. Szabo	27,750	77,500	105,250

(1)The amounts shown represent the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions we used with respect to the valuation of stock awards are set forth in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)As of December 31, 2023, each director held 2,084 shares of unvested restricted stock, pursuant to restricted stock awards granted to them in connection with their service as directors.
Summary of Director Compensation
Non-employee members of the Board of Directors receive quarterly fees for Board and committee service, and are reimbursed for their out-of-pocket expenses in connection with service on the Board of Directors. During 2023, the quarterly fee paid to our non-employee directors was set at $7,500, however in March 2023 the Board determined to implement a temporary 10% reduction in Board fees. Non-employee members of the Board of Directors are eligible to receive discretionary awards under our Plan. On January 27, 2023, each non-employee director received a grant of 25,000 shares of restricted stock valued at $3.10 per share, which vested in equal installments over a period of 12 months from the grant date. Our Chairman of the Board, William W. Smith, Jr., is also a named executive officer and does not receive any separate compensation for his service as a director.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us as of February 6, 2024 except where another date is noted below), with respect to beneficial ownership of our Common Stock by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock, (ii) each director, (iii) each of our named executive officers (NEOs), and (iv) all current directors, executive officers and named executive officers as a group, together with the approximate percentages of outstanding Common Stock owned by each of them. The following table is based upon information supplied by directors, executive officers, other key executives identified as NEOs and principal stockholders. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. A person has beneficial ownership of shares if the person has the power to vote or dispose of such shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options and convertible securities that are presently exercisable or convertible or will become exercisable or convertible within 60 days of the date that beneficial ownership is calculated. Unless otherwise indicated the address of each beneficial owner is c/o Smith Micro Software, Inc., 5800 Corporate Drive, 5th Floor, Pittsburgh, PA 15237. The percentage of beneficial ownership is based on 74,935,907 shares of our Common Stock outstanding as of February 6, 2024.

	Common Stock
Name or Group of Beneficial Owners	Number of Shares		Percent (1)
Directors and Named Executive Officers:
William W. Smith, Jr.	5,365,500	(2)	7.16%
Andrew Arno	386,355	(3)	*
Thomas G. Campbell	113,700	(4)	*
Steven L. Elfman	188,750	(5)	*
Samuel Gulko	199,500	(6)	*
Asha Keddy	73,082	(7)	*
Chetan Sharma	69,082	(8)	*
Gregory J. Szabo	225,250	(9)	*
James M. Kempton	234,664	(10)	*
Von Cameron	195,700	(11)	*
All current NEOs, executive officers and directors as a group (10 persons)	7,051,583	(12)	9.41%
5% Stockholders
Iroquois Capital Management L.L.C.	3,965,186	(13)	5.09%

(1)The percentage beneficial ownership of each of our directors and named executive officers, all executive officers and directors as a group, and each 5% stockholder, if any, is based on a fraction, the numerator of which is the number of shares beneficially held by such holder or group of holders, in the case of all executive officers and directors as a group, and the denominator of which is equal to the sum of the number of shares of our Common Stock outstanding at February 6, 2024 plus the number of shares of our Common Stock issuable upon exercise by such holder or group of holders of warrants or options held by such holder or group of holders which are presently exercisable or will become exercisable within 60 days of such date. An asterisk (*) represents beneficial ownership of less than 1%.
(2)Comprised of 347,559 shares held directly by Mr. Smith (of which 16,879 are unrestricted shares and 330,680 are restricted shares), 5,011,941 shares held in the Smith Living Trust, of which Mr. Smith and his spouse are co-trustees, and 6,000 shares held in the William W. Smith, Jr. IRA.
(3)Comprised of 360,105 unrestricted shares (of which 15,000 shares are held by Mr. Arno’s spouse, and 15,000 shares each are held by MJA Investments and JBA Investments, with respect to which Mr. Arno makes investment decisions but disclaims beneficial ownership), 25,000 restricted shares and 1,250 shares subject to options which are currently exercisable.
(4)Comprised of 88,700 unrestricted shares and 25,000 restricted shares.
(5)Comprised of 163,750 unrestricted shares and 25,000 restricted shares.
(6)Comprised of 173,250 unrestricted shares, 25,000 restricted shares and 1,250 shares subject to options which are currently exercisable.

(7)Comprised of 48,082 unrestricted shares and 25,000 restricted shares.
(8)Comprised of 44,082 unrestricted shares and 25,000 restricted shares.
(9)Comprised of 199,000 unrestricted shares, 25,000 restricted shares and 1,250 shares subject to options which are currently exercisable.
(10)Comprised of 77,475 unrestricted shares and 157,189 restricted shares.
(11)Comprised of 46,151 unrestricted shares and 149,549 restricted shares.
(12)Comprised of shares beneficially owned by our current NEOs and directors, as reported in the above table and described in the foregoing notes 2-11.
(13)Based on information set forth in Amendment No. 1 to Schedule 13G filed jointly among Iroquois Capital Management L.L.C., Richard Abbe and Kimberly Page (collectively, “Iroquois”) with the SEC on February 14, 2024 reflecting ownership of our Common Stock as of December 31, 2023. The filing reflects that Iroquois has shared voting and dispositive power over 1,284,183 shares, consisting of 347,828 shares of Common Stock and 936,355 shares of Common Stock issuable upon exercise of Common Stock purchase warrants, and that Mr. Abbe has sole dispositive power over 2,681,003 shares, consisting of 713,984 shares of Common Stock and 1,967,019 shares of Common Stock issuable upon exercise of Common Stock purchase warrants. The terms of the warrants reported by Iroquois and Mr. Abbe provide, however, that the holder may not exercise its warrant to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 9.99%. Per Schedule 13G filed by Iroquois on June 28, 2023, the address for Iroquois is 2 Overhill Road, Scarsdale, New York 10583.
Securities Authorized for Issuance Under an Equity Compensation Plan
The following table summarizes information as of December 31, 2023 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options or other rights	Weighted average exercise price of outstanding options or other rights	Number of shares remaining available for future issuance
2015 Omnibus Equity Incentive Plan (1)	57	$3.09	3,287
2005 Stock Option / Stock Issuance Plan (2)	23	3.84	—
Total	80	$3.31	3,287
(1)The 2015 Omnibus Equity Incentive Plan (the “2015 OEIP”) was approved by shareholders effective June 18, 2015, and was subsequently amended and adopted on June 14, 2018, June 9, 2020, and June 6, 2023.
(2)Upon shareholder approval of the 2015 OEIP, any unissued shares under the 2005 Plan were canceled and no longer available for future issuance.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
Since the beginning of our last fiscal year, there have not been any transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to Smith Micro by SingerLewak LLP for professional services rendered for the fiscal years ended December 31, 2022 and December 31, 2023:

Fee Category	Fiscal 2022 Fees	Fiscal 2023 Fees
Audit Fees	$360,253	$374,816
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
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

PART IV
Item 15. EXHIBITS
(a) (1) Financial Statements
Smith Micro’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:
(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of February 12, 2020, between the Registrant and Circle Media Labs Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020
2.2	Membership Interest and Asset Purchase Agreement, dated as of March 8, 2021, by and among the Registrant, Avast plc, Avast Technologies USA LLC and Location Labs, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on March 9, 2021

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

Exhibit No.	Title	Method of Filing
3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.2	Amended and Restated Bylaws, as amended through April 11, 2022	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2022

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.3	Preferred Shares Rights Agreement, dated as of October 16, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

4.4	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the Securities Purchase Agreement dated March 5, 2018	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018

4.5	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the Securities Purchase Agreement dated May 3, 2018	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2018

4.6	Form of Warrant to Purchase Common Stock, issued by the Registrant to each of the Purchasers party to the Securities Purchase Agreement dated November 7, 2018	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018

4.7	Registration Rights Agreement, dated April 16, 2021, between the Registrant, Avast plc and AVG Technologies USA, LLC	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2021

4.8	Form of Warrant to Purchase Common Stock issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.9	Form of Warrant to Purchase Common Stock, issued on August 12, 2022 to each of the Purchasers party to the Securities Purchase Agreement (Common Stock) dated August 11, 2022	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 33-95096 (P)

10.2*	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr., and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.3*	2015 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2015

10.3.1*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 14, 2018	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2018

Exhibit No.	Title	Method of Filing
10.3.2*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 9, 2020	Incorporated by reference to Exhibit 10.6.3 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021

10.3.3*	Amendment to Smith Micro Software, Inc. 2015 Omnibus Equity Incentive Plan, adopted June 6, 2023	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

10.3.4*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan (Executives)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023

10.3.5*	Form of Unrestricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021

10.3.6*	Form of Restricted Stock Agreement under the 2015 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2018

10.7*	Offer letter between the Company and James M. Kempton	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021

10.12	Form of Securities Purchase Agreement (Notes) dated August 11, 2022 between the Company and the Buyers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.13	Form of Senior Secured Convertible Note issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.14	Form of Registration Rights Agreement dated August 11, 2022	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.15	Form of Guaranty and Security Agreement dated August 11, 2022	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.16	Form of Securities Purchase Agreement (Common Stock) dated August 11, 2022 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 11, 2022

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Policy for the Recovery of Erroneously Awarded Compensation	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed herewith

Exhibit No.	Title	Method of Filing
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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

SMITH MICRO SOFTWARE, INC.

Date: February 26, 2024	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2024	By: /s/ James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2024
William W. Smith, Jr.

/s/ James M. Kempton	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024
James M. Kempton

/s/ Andrew Arno	Director	February 26, 2024
Andrew Arno

/s/ Thomas G. Campbell	Director	February 26, 2024
Thomas G. Campbell

/s/ Steven L. Elfman	Director	February 26, 2024
Steven L. Elfman

/s/ Samuel Gulko	Director	February 26, 2024
Samuel Gulko

/s/ Gregory J. Szabo	Director	February 26, 2024
Gregory J. Szabo

/s/ Asha Keddy	Director	February 26, 2024
Asha Keddy

/s/ Chetan Sharma	Director	February 26, 2024
Chetan Sharma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Smith Micro Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has projected future cash flow requirements to meet continuing operations in excess of current available cash. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
•We selected a sample of recorded revenue transactions and performed the following procedures:
•Obtained an understanding of management’s processes and controls related to revenue recognition.
•Obtained customer source documents and agreed them against the respective contract, related amendments, if any, or Statement of Work, if applicable, for each selection, to test if the contractual terms of the agreement have been appropriately applied to each selection.
•Evaluated management’s application of each step within the revenue accounting guidance and tested revenue recognition for specific performance obligations, including the allocation of pricing.
•Tested the mathematical accuracy of management’s calculations of revenue and associated timing of revenue recognized in the financial statements.

Goodwill and Definite-Lived Intangible Assets Impairment Analysis – Refer to Note 1 and Note 4 of the financial statements
Critical Audit Matter Description
As of December 31, 2023, the Company’s goodwill and definite-lived intangible assets, net of accumulated amortization, were $35.0 million and $29.5 million, respectively. The Company has a single reporting unit and performs an impairment test of goodwill at least annually during its fourth quarter or whenever events or circumstances indicate the carrying amount may not be recoverable. The Company periodically reviews its definite-lived intangible assets for impairment whenever events or circumstances occur indicating the carrying value of such assets may exceed their fair value. Due to a triggering event in February 2023, the Company performed a quantitative impairment assessment of goodwill and definite-lived intangible assets as of February 28, 2023 by estimating the fair value of the reporting unit and the related asset group, respectively. The Company determined the respective fair values by utilizing a combination of a discounted cash flow analysis and market-based valuation methodologies that included significant assumptions such as discount rate, forecasted revenue, gross margin and operating expense projections, and comparable entity industry data. Based on the quantitative assessment performed, the Company concluded that goodwill and definite-lived intangible assets were not impaired as of February 28, 2023. The Company further performed its annual goodwill impairment test as of December 31, 2023 using a qualitative assessment. Management considered factors such as macroeconomic conditions, industry and market trends, and performed a sensitivity analysis of the prior quantitative analysis conducted during the first quarter of 2023. The Company concluded that goodwill and definite-lived intangible assets were not impaired as of December 31, 2023.

We identified the estimation of the fair values of goodwill and definite-lived intangible assets as a critical audit matter because of certain significant assumptions used by management. Auditing management’s assumptions involved a high degree of auditor judgment and increased audit efforts, which included the use of a valuation professional with specialized skills and knowledge.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the Company’s goodwill and definite-lived intangible assets impairment analysis included the following, among others:
•Obtained an understanding of management's process and controls related to the Company's impairment analysis and determination of the fair value estimates.
•Evaluated the reasonableness of management's significant assumptions and underlying data used in the valuation models such as forecasted revenues, gross margin and operating expense projections by comparing management's forecasts to current and historical results.
•Performed a sensitivity analysis on the quantitative amounts utilized by management to assess impairment to evaluate the potential impact on the qualitative impairment assessment performed at year end.
•Evaluated management's significant accounting policies related to impairment of goodwill and definite-lived intangible assets for reasonableness, including the determination of a single reporting unit and asset groups.
•Utilized a valuation professional with specialized skills and knowledge to assist in:
▪Evaluating the appropriateness of the selection and application of the income and market-based valuation methods;
▪Testing the mathematical accuracy of the significant calculations in the valuation methods;
▪Determining the reasonableness of the selection of significant assumptions such as discount rates, long-term growth rate range, and multiples using publicly available market data for comparable entities.
/s/ SingerLewak LLP
We have served as the Company’s auditor since 2005.
Los Angeles, California
February 26, 2024

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,125	$14,026
Accounts receivable, net of related allowances of $3 and $3 at December 31, 2023 and 2022, respectively	7,912	10,501
Prepaid expenses and other current assets	1,843	1,983
Total current assets	16,880	26,510
Equipment and improvements, net	883	1,498
Right-of-use assets	2,759	3,722
Other assets	482	490
Intangible assets, net	29,532	36,320
Goodwill	35,041	35,041
Total assets	$85,577	$103,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,522	$3,236
Accrued payroll and benefits	2,500	3,883
Current operating lease liabilities	1,483	1,441
Other current liabilities	1,137	1,589
Current portion of convertible notes payable	—	9,007
Derivative liabilities	—	1,575
Total current liabilities	7,642	20,731
Non-current liabilities:
Warrant liabilities	597	3,317
Operating lease liabilities	1,780	2,976
Deferred tax liabilities, net	168	178
Total non-current liabilities	2,545	6,471
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 74,783,834 and 56,197,910 shares issued and outstanding at December 31, 2023 and 2022, respectively	75	56
Additional paid-in capital	381,263	357,875
Accumulated comprehensive deficit	(305,948)	(281,552)
Total stockholders’ equity	75,390	76,379
Total liabilities and stockholders' equity	$85,577	$103,581
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$40,862	$48,513
Cost of revenues (including depreciation of $50 and $105 in the years ended December 31, 2023 and 2022, respectively)	10,559	14,210
Gross profit	30,303	34,303
Operating expenses:
Selling and marketing	11,089	12,883
Research and development	17,145	29,388
General and administrative	12,779	15,507
Depreciation and amortization	7,345	7,452
Total operating expenses	48,358	65,230
Operating loss	(18,055)	(30,927)
Other income (expense):
Change in fair value of warrant and derivative liabilities	4,214	4,669
Loss on derecognition of debt	(3,991)	—
Interest expense, net	(6,354)	(2,680)
Other expense, net	(52)	(115)
Loss before provision for income taxes	(24,238)	(29,053)
Provision for income tax expense	158	226
Net loss	$(24,396)	$(29,279)

Loss per share:
Basic and diluted	$(0.38)	$(0.53)

Weighted average shares outstanding:
Basic and diluted	64,916	55,422
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2021	54,259	$54	$352,779	$(252,273)	$100,560
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	86	—	86
Restricted stock grants, net of cancellations	1,187	1	4,861	—	4,862
Cancellation of shares for payment of withholding tax	(406)	—	(1,218)	—	(1,218)
ESPP shares issued	17	—	40	—	40
Exercise of stock options	9	—	19	—	19
Common shares issued in stock offering, net of offering costs	1,132	1	1,308	—	1,309
Net loss	—	—	—	(29,279)	(29,279)
BALANCE, December 31, 2022	56,198	56	357,875	(281,552)	76,379
Non-cash compensation recognized on stock options and ESPP	—	—	30	—	30
Restricted stock grants, net of cancellations	1,819	2	4,804	—	4,806
ESPP shares issued	15	—	15	—	15
Cancellation of shares for payment of withholding tax	(374)	—	(496)	—	(496)
Common shares issued in settlement and prepayment of notes payable	17,126	17	19,035	—	19,052
Net loss	—	—	—	(24,396)	(24,396)
BALANCE, December 31, 2023	74,784	75	381,263	(305,948)	75,390

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(24,396)	$(29,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,395	7,556
Non-cash lease expense	(191)	(306)
Non-cash transaction costs including amortization of debt discount and issuance costs	5,993	3,324
Change in fair value of warrant and derivative liabilities	(4,214)	(4,669)
Loss on derecognition of debt	3,991	—
Stock based compensation	4,835	4,948
Deferred income taxes	(10)	61
Loss on disposal of assets	12	4
Changes in operating accounts:
Accounts receivable	2,589	85
Prepaid expenses and other assets	12	(25)
Accounts payable and accrued liabilities	(2,825)	(1,120)
Other liabilities	(164)	160
Net cash used in operating activities	(6,973)	(19,261)
Investing activities:
Capital expenditures, net	(4)	(49)
Other investing activities	136	164
Net cash provided by investing activities	132	115
Financing activities:
Proceeds from notes and warrants offering	—	15,000
Proceeds from stock and warrants offering	—	3,000
Stock, notes, and warrants offering costs	—	(1,227)
Proceeds from financing arrangements	981	1,541
Repayments of financing arrangements	(1,036)	(1,278)
Other financing activities	(5)	58
Net cash (used in) provided by financing activities	(60)	17,094
Net decrease in cash and cash equivalents	(6,901)	(2,052)
Cash and cash equivalents, beginning of period	14,026	16,078
Cash and cash equivalents, end of period	$7,125	$14,026
Supplemental disclosures of cash flow information:
Cash paid for income taxes	187	253
Non-cash investing and financing activities:
Issuance of common stock in settlement and prepayment of notes payable	$15,000	$—
Derivative and warrants in connection with notes and stock offerings	$—	$9,561
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
The Company
Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless and cable service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes family safety software solutions to support families in the digital age and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics.
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
Foreign Currency Transactions
During 2023 and 2022, the Company had a subsidiary or branch office in Serbia, Sweden, Portugal, Czech Republic, and Slovakia. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.
Business Combinations and Exit or Restructuring Costs
The Company applies the provisions of FASB ASC Topic No. 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to twelve months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill in the reporting period in which the adjusted amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.
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
Accounts Receivable and Allowance for Credit Losses
Smith Micro sells its products worldwide. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers. The Company estimates credit losses and maintains an allowance based upon these estimates. While such credit losses have historically been within its estimated reserves, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If not, this could have an adverse effect on Smith Micro’s consolidated financial statements.
Equipment and Improvements
Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
Internal Software Development Costs
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2023, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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
In February 2023, as a result of a triggering event indicating a potential impairment, the Company performed an interim quantitative analysis of goodwill, which did not result in any impairment of goodwill. Subsequently, the Company’s annual test in the fourth quarter of 2023 included the assessment of qualitative factors to determine whether or not it was more likely than not that the fair value of Smith Micro’s single reporting unit was less than its carrying value. The qualitative assessment considered factors such as macroeconomic conditions, industry and market trends, cost factors, and overall financial performance, and a sensitivity analysis of the prior quantitative analysis by updating assumptions to reflect changes subsequent to that analysis. In consideration of the totality of the qualitative factors assessed, based on the weight of the evidence, the Company determined that the circumstances did not indicate that it was more likely than not that goodwill was impaired. There was no goodwill impairment recognized during the years ended December 31, 2023 or 2022.
The Company has no indefinite-lived intangible assets. Amortization expense related to the Company’s definite-lived intangible assets resulting from acquisitions is calculated based on the pattern of economic benefit expected to be generated from the use of that asset and reassessed as determined necessary. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired. In the first quarter of 2023, as a result of the triggering event indicated above, the Company performed an interim quantitative analysis of certain customer relationship intangibles assets in which did not result in any impairment. Further, in the fourth quarter of 2023 certain other customer relationship intangible assets were assessed for impairment, and that did not result in any impairment.
Derivatives and Warrants
The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity, and FASB ASC Topic No. 815, Derivatives and Hedginig. Derivative and warrant liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value.
Going Concern
In connection with preparing its consolidated financial statements, management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.
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
The Company receives upfront payments from customers from services to be provided under its ViewSpot contracts. The advance receipts are deferred and subsequently recognized ratably over the contract period. Smith Micro also provides consulting services to configure new devices or ad hoc targeted promotional content for its customers upon request. These requests are driven by customers’ marketing initiatives and tend to be short term “bursts” of activity. These revenues are recognized upon delivery of the configured promotional content to the cloud platform or upon certification of the new device.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2022, and the adoption of this standard in fiscal 2023 did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments whereby embedded conversion features that are not accounted for as derivatives under Accounting Standards Codification 815 or that do not result in substantial premiums accounted for as paid-in capital are no longer separated from the host contract. Under ASU 2020-06, entities are required to use the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The if-converted method assumes share settlement of the instrument, which increases the number of potentially dilutive securities used to calculate diluted EPS. This ASU also adds several new disclosure requirements. The Company adopted this ASU in 2022 with disclosures included in Note 6.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company's consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

2. Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the year ended December 31, 2023, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company has no outstanding debt and is continuing operations and generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, including dynamic marketing campaigns, to acquire new customers and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital will support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes that it would be able to raise additional funds as necessary, through public or private equity offerings, including via accessing its currently effective shelf registration, debt financings, or a combination of these funding sources as evidenced by the Company historically being able to complete debt and equity financings, however it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. In order to preserve liquidity, the Company may also take one or more of the following additional actions:
•Implement additional restructuring and cost reductions,
•Secure a revolving line of credit,
•Dispose of one or more product lines and/or,
•Sell or license intellectual property.
While management believes that the Company’s plans for growing revenue and the other potential actions available to it would alleviate the conditions that raise substantial doubt, these strategies are not entirely within the Company’s control and cannot be assessed as being probable of occurring.
3. Equipment and Improvements
Equipment and improvements consist of the following (in thousands):

	December 31,
	2023	2022
Computer hardware, software, and equipment	$6,653	$10,347
Leasehold improvements	1,440	3,381
Office furniture and fixtures	803	828
	8,896	14,556
Less accumulated depreciation and amortization	(8,013)	(13,058)
Equipment and improvements, net	$883	$1,498
Depreciation and amortization expense on equipment and improvements was $0.6 million and $1.2 million for each of the years ended December 31, 2023 and 2022, respectively.

4. Goodwill and Intangible Assets
The following table sets forth the Company’s acquired intangible assets by major asset class as of December 31, 2023 and 2022, respectively (in thousands, except for useful life data):

	December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(7,243)	$6,087
Customer relationships	11	27,548	(8,111)	19,437
Customer contracts	1	7,000	(6,337)	663
Software license	6	5,419	(2,353)	3,066
Patents	3	600	(321)	279
Total		$53,897	$(24,365)	$29,532

	December 31, 2022
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	7	$13,529	$(5,835)	$7,694
Customer relationships	12	27,548	(4,490)	23,058
Customer contracts	1	7,000	(5,673)	1,327
Software license	7	5,419	(1,552)	3,867
Non-compete	0	283	(273)	10
Patents	4	600	(236)	364
Total		$54,379	$(18,059)	$36,320
Intangible assets amortization expense was $6.8 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively.
Future amortization expense related to intangible assets as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$5,935
2025	5,105
2026	4,709
2027	3,834
2028 and thereafter	9,949
Total	$29,532

Smith Micro reviews the recoverability of the carrying value of the Company's single reporting unit goodwill at least annually or whenever events or circumstances indicate a potential impairment. The annual impairment testing date is December 31 of each year. Recoverability of goodwill is determined by comparing the estimated fair value of reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities.

During the first quarter of 2023, management concluded that the written notice of termination of a U.S. Tier 1 customer agreement for the Company's family safety solution, as disclosed in Note 16 of the 2022 Form 10-K, represented a triggering event indicating possible impairment of goodwill and long-lived assets, including customer relationships intangible assets. The estimated fair value of the Company's reporting unit exceeded the fair value of the other assets and liabilities as of February 2023, and as such there was not any impairment.
Additionally, late in the third quarter of 2023, the Company received notice of a termination of one of its ViewSpot contracts. Subsequently, in the fourth quarter of 2023, the Company was also informed by another ViewSpot customer that they would not enter into a further extension of their existing ViewSpot contract, which was expiring in December 2023. As part of this notice, that customer exercised its right to continued service for a transition period of up to 180 days beyond the expiration of this contract. As a result of these combined customer contract termination and expiration notifications, the Company reviewed its assets, including the customer relationship intangible asset, pertaining to ViewSpot and determined that the carrying amount of the asset group was not in excess of the fair value based upon undiscounted expected future cash flows. The Company then reassessed the lives associated with these assets and is amortizing the remaining customer relationship intangible based on the pattern of economic benefit expected to be generated from the use of that asset, which accelerated $0.9 million of amortization expense in 2023. There was no impairment of any intangible assets at December 31, 2023. Smith Micro also assessed the impact of this event and other factors through December 31, 2023, and determined that there was not any impairment of the Company’s goodwill at December 31, 2023. There also was not any impairment of the Company's goodwill at December 31, 2022.
5. Equity Transactions
2022 Common Stock Offering
In a registered direct offering concurrent with the Notes and Warrants Offering referred to in Note 6, on August 11, 2022, the Company entered into a Securities Purchase Agreement (the “Additional Purchase Agreement” and together with the Securities Purchase Agreement further discussed in Note 6, the “Purchase Agreements”) with certain accredited investors to sell at a purchase price of $2.65 per share, an aggregate of 1,132,075 shares of the Company’s common stock with warrants to purchase up to an aggregate of 1,132,075 shares of the Company’s common stock (the “Additional Warrants”) (the “Stock and Additional Warrants Offering”). Each Additional Warrant is exercisable at an exercise price of $2.65 per share and expires on February 14, 2028. The issuance of the shares of common stock and the Additional Warrants were conducted as a registered direct offering pursuant to the Company’s currently effective Registration Statement on Form S-3, previously filed with and declared effective by the Securities and Exchange Commission, and prospectus supplements thereunder. The Stock and Additional Warrants Offering closed on August 12, 2022, and the Company raised net cash proceeds of $2.8 million.
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
Given that the Additional Warrants are liability instruments that are measured at fair value, the transaction proceeds were first allocated among the Additional Warrants, with the residual of $1.4 million to equity and transaction issuance costs allocated in the same manner, with $0.1 million relating to the Additional Warrants being expensed immediately within "General and administrative expenses" and $0.1 million as an offset to "Additional paid in capital" in 2022.
6. Debt and Warrants Transactions
Notes and Warrants Offering
On August 11, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with certain accredited investors, and, pursuant to the SPA, sold a new series of senior secured convertible notes (the "Notes") with an aggregate original principal amount of $15.0 million and an initial conversion price of $3.35 per share, subject to adjustment as described in the Notes, and warrants to acquire up to an aggregate amount of 2,238,806 additional shares of the Company’s common stock (the "Warrants" and together with the Notes, the "Notes and Warrants

Offering"). The Warrants are exercisable at an exercise price of $3.35 per share and expire five years from the date of issuance on August 11, 2027. There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system. The closing of the Notes and Warrants Offering occurred on August 11, 2022.
The Notes accrued compounding interest at the rate of 6.0% per annum, which was payable in cash or shares of the Company's common stock at the Company's option, in arrears quarterly in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes would accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes were also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes were entitled to cash settlement. The Notes matured on December 31, 2023, with amortization payments being made monthly from April 2023 through December 2023, and the balance at maturity, with a total of 17.1 million shares transferred valued at a total of $19.1 million as of the dates conveyed. The entire balance of the note was repaid in 2023 and as such all of the debt and related derivative were derecognized as of December 31, 2023.
The Warrants were assessed and concluded to be liability instruments due to certain cash settlement provisions, and as a result all changes in the fair value of warrants are recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Warrants are not traded in an active securities market and, as such, the estimated fair value at inception was $3.8 million, determined utilizing a Black-Scholes option pricing model and is reflected on the balance sheet line "Warrant liabilities" and were a discount on the Notes.
The Notes contained a make-whole feature and a redemption right payable in cash upon change in control feature, as well as certain other conversion and redemption features. These features were viewed as a compound embedded derivative that met the criteria to be bifurcated and carried at fair value. This was classified in the balance sheet line "Derivative liabilities" and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. The derivative was initially recognized at a fair value of $4.2 million and was subsequently adjusted to $1.6 million at December 31, 2022 and was eliminated with the retirement of the notes at December 31, 2023. The following assumptions were utilized:

Convertible Notes Derivative	Common stock market price	Risk-free interest rate	Expected dividend yield	Expected term (in years)	Expected volatility
August 11, 2022 at Issuance	$3.04	3.28%	—	1.39	56.3%
December 31, 2022	$2.10	4.68%	—	1.00	61.6%
March 31, 2023 for April 1, 2023 Installment date	$1.16	4.68%	—	0.75	84.3%
May 1, 2023 for May 1, 2023 Installment date	$1.22	4.68%	—	0.67	81.6%
May 31, 2023 for June 1, 2023 Installment date	$1.21	4.91%	—	0.59	86.2%
June 30, 2023 for July 1, 2023 Installment date	$1.11	5.42%	—	0.50	90.7%
July 31, 2023 for August 1, 2023 Installment date	$1.14	5.53%	—	0.42	59.9%
August 31, 2023 for September 1, 2023 Installment date	$1.71	5.54%	—	0.33	69.9%
September 30, 2023 for October 1, 2023 Installment date	$1.21	5.56%	—	0.25	78.2%
November 1, 2023 for November 1, 2023 Installment date	$1.03	5.60%	—	0.17	52.4%
December 1, 2023 for December 1, 2023 Installment date	$0.68	5.53%	—	0.08	147.5%
December 31, 2023 for December 31, 2023 Installment date	$0.83	5.53%	—	0.00	—%

Given that the warrants and the derivative are liability instruments that are measured at fair value, the transaction proceeds were allocated first to the Warrants and derivative, with the residual to the Notes. Transaction issuance costs for the Notes and Warrants Offering were allocated in the same manner, with $0.5 million relating to the Warrants and derivative being expensed immediately in 2022 within "General and administrative expenses." Deferred financing costs for the Notes and Warrants Offering totaled $0.5 million and were reported net of accumulated amortization as a deduction from the face amount of the debt. Amortization of the deferred financing costs and discount was reported as a component of interest expense and is computed using the effective interest method over the expected term of the debt. In the Notes and Warrants Offering, the Company raised net cash proceeds of $14.0 million.
During the year ended December 31, 2023, the Company recognized interest expense of $6.6 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.3 million, amortization of discount of $5.7 million, and contractual interest of $0.6 million.
During the year ended December 31, 2022, the Company recognized interest expense of $2.8 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.1 million, amortization of discount of $2.3 million, and contractual interest of $0.4 million.
The balance of the Notes as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Gross Current Balance	$—	$15,000
Unamortized Discount	—	(5,656)
Unamortized Issuance Costs	—	(337)
Net Balance	$—	$9,007

The Notes contained certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. Throughout the duration of the notes the Company was in compliance with all covenants. The notes were retired at maturity in accordance with their terms on December 31, 2023.
Warrant Liabilities
As further discussed above, on August 11, 2022 Warrants to purchase 2,238,806 shares of common stock were issued with an exercise price of $3.35 per share in conjunction with the Notes and Warrants Offering, at an initial fair value of $3.8 million. Additional Warrants (as defined in Note 5 above) to purchase 1,132,075 shares of common stock were issued with an exercise price of $2.65 per share in conjunction with the Stock and Additional Warrants Offering.
All changes in the fair value of these warrant liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. The Warrants are not traded in an active securities market and, as such, the estimated fair value at inception through December 31, 2023 were determined by using a Black-Scholes option pricing model that utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the Warrants. The Company has no reason to believe future volatility over the expected remaining life of the Warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the Warrants. Below are the specific assumptions utilized:

	Warrants		Additional Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Common stock market price	0.83	$2.10	$0.83	$2.10
Risk-free interest rate	4.10%	3.76%	4.10%	3.76%
Expected dividend yield	—	—	—	—
Expected term (in years)	3.61	4.61	4.12	5.12
Expected volatility	66.8%	64.2%	68.7%	65.5%
Credit Facility
On March 31, 2022, the Company and its wholly-owned subsidiary, Smith Micro Software, LLC, as co-borrowers entered into a credit agreement with Wells Fargo Bank, National Association providing for a $7.0 million secured revolving credit facility (the “Credit Facility”) that was to be utilized to finance the Company’s working capital requirements and other general corporate purposes. In connection with the Notes and Warrants Offering described in Note 6, the Credit Facility was terminated on August 11, 2022. There were borrowings and repayments of $0.3 million for the year 2022.
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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 (in thousands):

Level 3	December 31, 2023	December 31, 2022
Notes and Warrants Offering Derivative	$—	$1,575
Warrants	334	2,052
Additional Warrants	263	1,265
Total	$597	$4,892
The following table presents the changes in the fair value of Level 3 instruments for the years ended December 31, 2023 and 2022 (in thousands):

	Notes and Warrants Offering Derivative	Warrants	Additional Warrants	Total
Measurement at December 31, 2021	$—	$—	$—	$—
Additions	4,178	3,793	1,590	9,561
Change in fair value	(2,603)	(1,741)	(325)	(4,669)
Measurement at December 31, 2022	1,575	2,052	1,265	4,892
Additions	$—	$—	$—	$—
Change in fair value	(1,494)	(1,718)	(1,002)	(4,214)
Derecognition of debt	(81)	—	—	(81)
Measurement at December 31, 2023	$—	$334	$263	$597
The carrying values for all other financial assets and liabilities approximated fair value for the years ended December 31, 2023 and 2022.
8. Income Taxes
Loss before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(24,364)	$(29,539)
Foreign	126	486
Total loss before provision for income taxes	$(24,238)	$(29,053)

A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	14	8
Foreign	154	157
Total current	168	165
Deferred:
Federal	9	24
State	(19)	37
Foreign	—	—
Total deferred	(10)	61
Total income tax expense	$158	$226
A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	2.0	4.1
Equity compensation	(2.3)	(1.5)
International tax items	(1.6)	(3.9)
Foreign taxes	(0.6)	(0.5)
Debt extinguishment loss	(3.5)	—
State Net Operating Loss true-up	(2.9)	(1.2)
Miscellaneous	(1.2)	1.8
Effect of change in rate	(2.6)	0.7
Change in valuation allowance	(9.1)	(21.1)
	(0.7)%	(0.8)%

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred income tax assets
Net operating loss carry forwards	$41,561	$48,317
Research and development expenses	6,953	5,100
Intangibles	4,643	4,907
Credit carry forwards	2,479	3,028
Nondeductible accruals	405	453
163j limitation	87	333
Fixed assets	346	289
Equity-based compensation	404	188
Deferred rent	12	15
State taxes	1,515	3
Total deferred income tax assets - net	58,405	62,633
Deferred income tax liabilities
Prepaid expenses	(82)	(92)
Unrealized translation gain/loss	(6)	(21)
Total deferred income tax liabilities - net	(88)	(113)
Valuation allowance	(58,485)	(62,698)
Net deferred income tax liabilities	$(168)	$(178)
The Company has federal and state net operating loss (“NOL”) carryforwards of approximately $189.5 million and $136.2 million, respectively, at December 31, 2023 and 2022, to reduce future cash payments for income taxes. The federal NOL carryforwards generated prior to 2018 will expire from 2031 through 2037 and state NOL carryforwards will expire 2023 through 2041. Federal NOL carryforwards generated in 2018 and thereafter have no expiration date.
The Company has federal and state tax credit carryforwards of approximately $2.5 million and $0.7 million, respectively, at December 31, 2023 and 2022. These tax credits will begin to expire in 2028.
To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.
At December 31, 2023 and 2022, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million.
The Company’s gross unrecognized tax benefits as of December 31, 2023 and 2022 and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$412	$412
Other	—	—
Gross unrecognized tax benefits, ending balance	$412	$412
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, however during 2023 and 2022, the Company did not recognize any interest or penalties. There were no  cumulative interest and penalties at December 31, 2023 and 2022. The Company does not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.

In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified. Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, Smith Micro has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets and determined that it was more likely than not that the Company would not realize the deferred tax assets due to the Company's cumulative losses and uncertain near-term market and economic conditions, which reduce the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.
After a review of the four sources of taxable income as of December 31, 2023 (as described in Note 1), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2023, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $58.5 million at December 31, 2023. The valuation allowance on deferred tax assets decreased by $4.2 million and increased by $5.4 million in 2023 and 2022, respectively.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2019 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2018. As of December 31, 2023, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2023, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.
For financial reporting purposes, income before provision for income taxes for the Company’s foreign subsidiaries was $0.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. Smith Micro does not provide for U.S. taxes on its unremitted earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S.
The 2017 US Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company's accounting policy is to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2023 is $2.0 million.

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
The following table sets forth the details of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss	$(24,396)	$(29,279)
Denominator:
Weighted average shares outstanding – basic	64,916	55,422
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—
Weighted average shares outstanding – diluted	64,916	55,422

Shares excluded (anti-dilutive)	7,622	3,661

Net loss per common share:
Basic	$(0.38)	$(0.53)
Diluted	$(0.38)	$(0.53)
The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Convertible notes, as if converted	2,752	1,754
Outstanding stock options	102	101
Outstanding warrants	4,768	1,806
Total anti-dilutive shares	7,622	3,661
10. Employee Benefit Plans
The Company offers its US employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.5 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

11. Stock-Based Compensation
Stock Plans
During the year ended December 31, 2023, the Company granted 1.9 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015. Subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were approved by its stockholders on June 14, 2018, June 9, 2020, and June 6, 2023. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015.
As of December 31, 2023, there were approximately 3.3 million shares available for future grants under the Company’s 2015 OEIP.
The outstanding options under the 2005 Plan remain outstanding, but no new grants will be made under the 2005 Plan. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 9,625,000 shares.
The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate, and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months. In the third quarter of 2023, there were new grants issued with tranched vesting periods of two to seven months.
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
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of sales	$—	$2
Sales and marketing	955	1,100
Research and development	1,056	1,082
General and administrative	2,824	2,764
Total non-cash stock compensation expense	$4,835	$4,948
As of December 31, 2023, there was approximately $4.8 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan. In the second quarter of 2022, there was a modification of a restricted stock award which accelerated the vesting of that award. As such, an additional $0.6 million of stock compensation expense was recorded in Sales and Marketing expense in that period. In the fourth quarter of 2023, vesting of certain restricted stock awards were accelerated in accordance with the terms of the 2015 OEIP. As such, an additional $0.2 million of stock compensation expense was recorded in General and Administrative expense in that period.

Stock Options
There were no stock options awards granted in 2023 or 2022. A summary of the Company’s stock options outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2023 and 2022 and the related activity during 2023 is as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	139	$3.75	5.10	$6
Exercised	—	—	—	$—
Forfeited	(54)	$4.26	—	$7
Expired	(5)	$5.24	—	$—
Outstanding as of December 31, 2023	80	$3.30	3.85	$—
Vested and expected to vest at December 31, 2023	80	$3.30	3.83	$—
Exercisable as of December 31, 2023	75	$3.21	3.64	$—
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

Offering Period Ended	September 30, 2023	March 31, 2023	September 30, 2022	March 31, 2022
Shares purchased for offering period	7,000	8,250	10,901	6,019
Fair value per share as of the beginning of the offering period	$0.54	$0.70	$1.15	$1.61
Assumptions
Risk-free interest rate (average)	4.99%	3.92%	0.86%	0.05%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	88.0%	27.8%	32.5%	43.1%

Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP and 2005 Plan as of December 31, 2023 and 2022, and the activity during years ended therein, are as follows (in thousands, except weighted average grant date fair value):

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2021	1,667	$5.83
Granted	1,398	$3.76
Vested	(1,174)	$4.87
Canceled and forfeited	(212)	$6.06
Unvested at December 31, 2022	1,679	$4.62
Granted	1,945	$1.54
Vested	(1,456)	$3.36
Canceled and forfeited	(127)	$3.38
Unvested at December 31, 2023	2,041	$2.66
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
ViewSpot Cloud Based Services
The Company's ViewSpot product is a cloud-based platform that Smith Micro's MNO customers use to display their promotional content on mobile devices in their retail outlets. Using this solution, the MNOs have the ability to promote specific mobile devices in targeted geographic retail locations and monitor the efficacy of the promotions and consumer interactions with in-store display devices and the targeted promotional content. Smith Micro sells a royalty free license and cloud-based services to serve the promotional content and capture consumer interaction with the in-store display mobile device. ViewSpot services depend on a significant level of integration, interdependency, and interrelation between the on-premise applications, consulting services and the cloud services, and are accounted for together as a single performance obligation. ViewSpot services are sold on a fixed fee basis to Smith Micro’s customers based on pre-defined purchase orders. Since Smith Micro is obligated to provide the required services over the contract period, the revenue is recognized over time.
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
Deferred Revenue
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly, and annually billed service fees and prepayments made by customers for a future period. Smith Micro recognizes revenue upon transfer of control. As of December 31, 2023 and 2022, the Company’s total deferred revenue balance was $0.2 million and $0.3 million, respectively.
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
Certain provisions of the sales commission plan incentivize and recognize the efforts of eligible participants to earn bonuses on future revenue generated on new contracts, sale of a new product to an existing customer, or revision of contract terms with an existing customer expected to result in an increase in revenues. The sales bonuses are tiered based on the opportunity size. Sales bonuses paid under these provisions of the sales commission plan are incremental contract acquisition costs, and accordingly are recorded as a deferred contract asset that is amortized on a straight-line basis over the average contract life of the new, renewed, and modified contract.
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2023	2022
License and service fees	$3,216	$3,807
Hosted environment usage fees	2,833	4,852
Cloud based usage fees	33,643	38,182
Consulting services and other	1,170	1,672
Total revenues	$40,862	$48,513
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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in connection with certain transactions. These include indemnities to the Company’s customers pursuant to contracts for the Company’s products and services, including indemnities with respect to intellectual property; confidentiality and data privacy; indemnities to various lessors in connection with facility leases for certain claims arising from use of such facility or under such lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made or may make contractual commitments to employees providing for severance payments upon the occurrence of certain prescribed events. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments, and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.
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
Operating lease cost consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost	$1,674	$1,654
Sublease income	—	(18)
Total lease cost	$1,674	$1,636
Operating lease assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Right-of-use assets	$2,759	$3,722

Current lease liabilities	$1,483	$1,441
Long-term lease liabilities	1,780	2,976
Total lease liabilities	$3,263	$4,417
In the year ended December 31, 2023, the Company recognized a noncash increase for the right-of-use asset obtained in exchange for the new operating lease liability in the amount of $0.3 millions There were no such transactions in the year ended December 31, 2022.
The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2023
2024	1,629
2025	1,272
2026	561
Total lease payments	3,462
Less imputed interest	199
Present value of lease liabilities	3,263
Additional information relating to the Company’s operating leases follows:

	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term (years)	2.31	3.08
Weighted average discount rate	6.47%	6.22%
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
The following table presents the Wireless revenues by product line (in thousands):

	Year Ended December 31,
	2023	2022
Family Safety	$34,513	$39,798
CommSuite	2,834	4,846
ViewSpot	3,515	3,869
Total Wireless revenues	$40,862	$48,513
Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the year ended December 31, 2023, three customers made up 41%, 35%, and 13% of revenues. For the year ended December 31, 2022, two customers made up 40% and 38% of revenues.
As of December 31, 2023, three customers accounted for 38%, 37%, and 11% of accounts receivable, and as of December 31, 2022, three customers accounted for 40%, 26%, and 17%, of accounts receivable.
As discussed in Note 4., on February 21, 2023, the Company received written notice of termination of a U.S. Tier 1 customer agreement for the Company’s family safety solution, effective June 30, 2023. Thereafter, the Company was obligated to deliver service under the agreement in a post-termination period through November 2023. The agreement accounted for approximately 36% of the revenues of the Company for the year ended December 31, 2023, and approximately 33% of the revenues for the Company for the year ended December 31, 2022.
For the year ended December 31, 2023, one service provider accounted for 16% of purchases in the year, totaling 33% of trade payables as of December 31, 2023. For the year ended December 31, 2022, one service provider accounted for 19% of purchases in the year, totaling 36% of trade payables as of December 31, 2022.
The Company’s major customers could reduce their orders of the Company’s products in favor of a competitor's product or for any reason. The loss of these major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on Smith Micro’s business.
Geographical Information
During the years ended December 31, 2023 and 2022, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Americas	$39,712	$46,621
EMEA	1,150	1,892
Total revenues	$40,862	$48,513
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