Form 10-Q
period 2024-03-31
SMITH MICRO SOFTWARE, INC.
filed 2024-05-09
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, there were 9,601,582 shares of common stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,155	$7,125
Accounts receivable, net of related allowances of $3 and $3 at 2024 and 2023, respectively	4,301	7,912
Prepaid expenses and other current assets	1,800	1,843
Total current assets	12,256	16,880
Equipment and improvements, net	790	883
Right-of-use assets	3,147	2,759
Other assets	480	482
Intangible assets, net	27,715	29,532
Goodwill	11,052	35,041
Total assets	$55,440	$85,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,218	$2,522
Accrued payroll and benefits	2,653	2,500
Current operating lease liabilities	1,272	1,483
Other current liabilities	1,048	1,137
Total current liabilities	7,191	7,642
Non-current liabilities:
Warrant liabilities	411	597
Operating lease liabilities	2,228	1,780
Deferred tax liabilities, net	168	168
Total non-current liabilities	2,807	2,545
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 9,601,504 and 9,347,979 shares issued and outstanding 2024 and 2023, respectively*	10	9
Additional paid-in capital	382,387	381,329
Accumulated comprehensive deficit	(336,955)	(305,948)
Total stockholders’ equity	45,442	75,390
Total liabilities and stockholders' equity	$55,440	$85,577
*After giving effect to the Reverse Stock Split (as defined in Note 1).
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenues	$5,798	$10,930
Cost of revenues (including depreciation of $6 and $14 in the three months ended March 31, 2024 and 2023, respectively)	1,988	3,282
Gross profit	3,810	7,648
Operating expenses:
Selling and marketing	2,614	3,554
Research and development	3,989	5,868
General and administrative	2,756	3,475
Depreciation and amortization	1,908	1,686
Goodwill impairment	23,989	—
Total operating expenses	35,256	14,583
Operating loss	(31,446)	(6,935)
Other income (expense):
Change in fair value of warrant and derivative liabilities	185	2,984
Loss on derecognition of debt	—	(627)
Interest income (expense), net	74	(2,260)
Other income (expense), net	219	(40)
Loss before provision for income taxes	(30,968)	(6,878)
Provision for income tax expense	39	9
Net loss	$(31,007)	$(6,887)

Loss per share:
Basic and diluted *	$(3.28)	$(0.97)

Weighted average shares outstanding:
Basic and diluted *	9,466	7,121
*After giving effect to the Reverse Stock Split.
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital*	Accumulated Comprehensive Deficit	Total
	Shares *	Amount*
BALANCE, December 31, 2023 (audited)	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	6	—	6
Restricted stock grants, net of cancellations	266	1	1,129	—	1,130
Cancellation of shares for payment of withholding tax	(13)	—	(79)	—	(79)
ESPP shares issued	1	—	2	—	2
Net loss	—	—	—	(31,007)	(31,007)
BALANCE, March 31, 2024 (unaudited)	9,602	10	382,387	(336,955)	45,442
*After giving effect to the Reverse Stock Split.

	Common Stock		Additional Paid-in Capital*	Accumulated Comprehensive Deficit	Total
	Shares *	Amount*
BALANCE, December 31, 2022 (audited)	7,025	$7	$357,924	$(281,552)	$76,379
Non-cash compensation recognized on stock options and ESPP	—	—	9	—	9
Restricted stock grants, net of cancellations	158	—	934	—	934
Cancellation of shares for payment of withholding tax	(14)	—	(211)	—	(211)
ESPP shares issued	1	—	8	—	8
Employee stock purchase plan expense	—	—	2	—	2
Common shares issued in settlement and prepayment of notes payable	405	1	3,649	—	3,650
Net loss	—	—	—	(6,887)	(6,887)
BALANCE, March 31, 2023 (unaudited)	7,575	8	362,315	(288,439)	73,884
*After giving effect to the Reverse Stock Split.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(31,007)	$(6,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,914	1,700
Goodwill impairment charge	23,989	—
Non-cash lease expense	(151)	(27)
Change in fair value of warrant and derivative liabilities	(185)	(2,984)
Loss on derecognition of debt	—	627
Amortization of debt discount and issuance costs	—	2,117
Stock based compensation	1,136	945
Gain on license of patents, net	(198)	—
Gain on disposal of assets	—	(3)
Changes in operating accounts:
Accounts receivable	3,611	(685)
Prepaid expenses and other assets	44	164
Accounts payable and accrued liabilities	(469)	(65)
Other liabilities	(29)	(237)
Net cash used in operating activities	(1,345)	(5,335)
Investing activities:
Capital expenditures, net	(4)	3
Proceeds from license of patents, net	198	—
Net cash provided by investing activities	194	3
Financing activities:
Proceeds from financing arrangements	468	442
Repayments of financing arrangements	(289)	(420)
Other financing activities	2	8
Net cash provided by financing activities	181	30
Net decrease in cash and cash equivalents	(970)	(5,302)
Cash and cash equivalents, beginning of period	7,125	14,026
Cash and cash equivalents, end of period	$6,155	$8,724

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in settlement and prepayment of notes payable	$—	$3,000

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
On April 3, 2024, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-eight (1:8) reverse stock split of the shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), with an effective time of 11:59 p.m., Eastern Time on April 10, 2024 (the "Reverse Stock Split"). At the effective time, every eight shares of common stock, whether issued and outstanding or held by the Company as treasury stock were automatically combined and converted (without any further act) into one share of fully paid and nonassessable common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 76.8 million shares to approximately 9.6 million shares due to the Reverse Stock Split.
The Reverse Stock Split did not change the Company's authorized shares of common stock from 100,000,000 shares or the par value of the common stock, and, therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in-capital. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock awards and the number of shares authorized and reserved for issuance pursuant to the Company's equity incentive plans (see Note 9). Additionally, there were adjustments to the per share exercise price and the number of shares issuable upon exercise of warrants (see Note 5).
All share and per share amounts for common stock (including share amounts underlying convertible securities and the applicable exercise prices of such convertible securities) in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of March 31, 2024, and the related consolidated statements of operations and stockholders’ equity for the three months ended March 31, 2024 and 2023, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.
In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 26, 2024 (the "2023 Form 10-K").
Intercompany balances and transactions have been eliminated in consolidation.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures". This update was issued to improve and enhance reportable segment disclosure requirements. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items” that comprise the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments will require all annual disclosures that are currently required to be reported on an interim basis and requires disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. ASU 2023-07 also requires entities that have a single reportable segment, such as the Company, to provide all disclosures required in this update and the existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-07 and does not expect them to have a material effect on the consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, "Income Tax Disclosures". ASU 2023-09 was issued to require annual disclosures on specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Annual disclosures are required on income taxes paid, including the amounts paid for federal, state and foreign taxes and the amount paid in individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid (net of refunds received). Additional annual disclosures are required on pre-tax income from continuing operations and income tax expense, disaggregated by domestic and foreign amounts. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-09 and does not expect them to have a material effect on the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.
3. Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing interim consolidated financial statements for the three months ended March 31, 2024, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.
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
4. Common Stock
On December 27, 2023, the Company received a notice (the "Notice") from the Nasdaq Stock Market ("Nasdaq") that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"), as the closing bid price of the Company’s common stock had been below $1.00 per share for more than thirty (30) consecutive business days as of the date of the Notice.
As previously noted, the Company undertook the Reverse Stock Split, which became effective April 10, 2024 at 11:59 pm Eastern time, to enable the Company to regain compliance with the Minimum Bid Price Requirement. On April 29, 2024, the Company received notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement, and the matter is now closed.

5. Warrant Liabilities
On August 11, 2022, warrants to purchase 279,851 shares of common stock were issued with an exercise price of $26.80 per share (the "Notes Warrants") in conjunction with a notes and warrants offering (the "Notes and Warrants Offering"), at an initial fair value of $3.8 million. The related senior secured convertible notes (the "Notes") were retired at maturity at December 31, 2023. The exercise price and number of shares of Notes Warrants were immediately proportionately repriced pursuant to the Reverse Stock Split, and on May 2, 2024, due to the Reverse Stock Split the warrant exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms.
Additional warrants to purchase 141,509 shares of common stock were issued on August 12, 2022 with an exercise price of $21.20 per share (the "Additional Warrants") in conjunction with a registered direct offering for the sale of shares of the Company's common stock and the Additional Warrants ("Stock and Additional Warrants Offering"). The Additional Warrants do not reprice further beyond the immediate proportionate adjustments to the per share exercise price and number of shares issuable that occurred upon and as a result of the Reverse Stock Split.
All changes in the fair value of the Notes Warrant and Additional Warrants liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since issuance of the Notes Warrants and Additional Warrants, there have been no warrant exercises. The Notes Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value is determined by using a Black-Scholes option pricing model which considers the likelihood of repricing adjustments and utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Notes Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the contractual term of the applicable warrants. Below are the specific assumptions utilized:

Notes Warrants	March 31, 2024	December 31, 2023
Common stock market price	$2.72	$6.64
Risk-free interest rate	4.29%	4.10%
Expected dividend yield	—	—
Expected term (in years)	3.36	3.61
Expected volatility	74.1%	66.8%

Additional Warrants	March 31, 2024	December 31, 2023
Common stock market price	$2.72	$6.64
Risk-free interest rate	4.29%	4.10%
Expected dividend yield	—	—
Expected term (in years)	3.87	4.12
Expected volatility	71.5%	68.7%
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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (unaudited, in thousands):

Level 3	March 31, 2024	December 31, 2023
Notes Warrants	$362	$334
Additional Warrants	49	263
Total	$411	$597

The following tables present the changes in the fair value (unaudited, except for December 31, 2023, and 2022, respectively, in thousands), and also includes the derivative associated with the Notes and Warrant Offering ("Notes and Warrants Offering Derivative"), which was extinguished with the retirement of the Notes on December 31, 2023:

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in fair value	28	(214)	$(186)
Measurement at March 31, 2024	$362	$49	$411

	Notes and Warrants Offering Derivative	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2022	$1,575	$2,052	$1,265	$4,892
Change in fair value	(1,021)	(1,222)	(741)	(2,984)
Derecognition of debt	(22)	—	—	(22)
Measurement at March 31, 2023	$532	830	524	1,886
7. Goodwill and Intangible Assets
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of its single reporting unit goodwill at least annually or whenever events or circumstances indicate a potential impairment. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized. Recoverability of goodwill is determined by comparing the estimated fair value of reporting units to the carrying value of the underlying net assets in the reporting units. If the estimated fair value of a reporting unit is determined to be less than the fair value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the estimated fair value of the reporting unit and the fair value of its other assets and liabilities.
During the three months ended March 31, 2024, as a result of the sustained decrease in the Company's common stock share price and overall market capitalization subsequent to February 23, 2024, management concluded that a triggering event occurred, indicating goodwill may be impaired. The Company conducted a quantitative impairment test of its goodwill as of February 29, 2024 and as a result of this interim assessment, the Company recorded a goodwill impairment charge totaling $24.0 million during the three months ended March 31, 2024. Subsequent to this write-down, the fair value of the Company's single reporting unit approximated its carrying value. The fair value of the reporting unit was determined utilizing level 3 inputs (including estimates of revenue growth, earnings before interest taxes depreciation and amortization ("EBITDA") contribution and discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control, such as discount rates and continued economic and industry challenges, significantly change, goodwill could be subject to future impairment.

The components of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2024
	(in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(7,624)	$5,706
Customer relationships	11	27,548	(9,235)	18,313
Customer contracts	1	7,000	(6,434)	566
Software license	5	5,419	(2,546)	2,873
Patents	3	600	(343)	257
Total		$53,897	$(26,182)	$27,715

	December 31, 2023
	(in thousands, except for useful life data)
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(7,243)	$6,087
Customer relationships	11	27,548	(8,111)	19,437
Customer contracts	1	7,000	(6,337)	663
Software license	6	5,419	(2,353)	3,066
Patents	3	600	(321)	279
Total		$53,897	$(24,365)	$29,532
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately nine years as of both March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, intangible asset amortization expense was $1.8 million and $1.5 million, respectively.
As of March 31, 2024, estimated amortization expense for the remainder of 2024 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2024	$4,119
2025	5,106
2026	4,709
2027	3,834
2028	2,790
2029 and thereafter	7,157
Total	$27,715
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
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(31,007)	$(6,887)
Denominator:
Weighted average shares outstanding – basic	9,466	7,121
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—
Weighted average shares outstanding – diluted	9,466	7,121
Shares excluded (anti-dilutive)	431	1,004

Net loss per common share:
Basic	$(3.28)	$(0.97)
Diluted	$(3.28)	$(0.97)
The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Convertible notes, as if converted	—	559
Outstanding stock options	10	12
Outstanding warrants	421	433
Total anti-dilutive shares	431	1,004
9. Stock-Based Compensation
Stock Plans
During the three months ended March 31, 2024, the Company granted 0.3 million shares of restricted stock under the Company’s 2015 Omnibus Equity Incentive Plan, as amended ("2015 OEIP"), which was approved by Smith Micro’s stockholders on June 18, 2015 and subsequent amendments to the 2015 OEIP to increase the number of shares reserved thereunder were subsequently approved by its stockholders on June 14, 2018, June 9, 2020, and June 6, 2023. The 2015 OEIP replaced the 2005 Stock Option / Stock Issuance Plan (“2005 Plan”) which was due to expire on July 28, 2015. As of March 31, 2024, there were approximately 0.1 million shares available for future grants under the Company’s 2015 OEIP.
Certain options issued under the 2005 Plan remain outstanding currently, but no new grants have been made under the 2005 Plan since the adoption of the 2015 OEIP. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2015 OEIP may not exceed 1,203,125 shares.
The 2015 OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Compensation Committee of the Board of Directors administers the 2015 OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months, however in the quarters ended September 30, 2023 and March 31, 2024, there were new grants issued with tranched vesting periods of 2 to 7 months.
Employee Stock Purchase Plan
The Company has a stockholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. Payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock or 31 shares for any purchase period. Additionally, no more than 31,250 shares in the aggregate may be purchased under the ESPP.
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
Compensation Costs
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$309	$162
Research and development	264	224
General and administrative	563	559
Total non-cash stock compensation expense	$1,136	$945
As of March 31, 2024, there was approximately $5.4 million in unrecognized compensation costs related to non-vested stock options and restricted stock granted under the 2015 OEIP and the 2005 Plan.

Stock Options
A summary of the Company’s stock options outstanding and related information under the 2015 OEIP and 2005 Plan for the three months ended March 31, 2024 are as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	10	$26.42	3.9	$—
Forfeited	—	15.04	—	—
Outstanding as of March 31, 2024	10	$26.48	3.6	$—
Vested and expected to vest at March 31, 2024	10	$26.45	3.6	$—
Exercisable as of March 31, 2024	9	$25.91	3.4	$—

Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the 2015 OEIP for the three months ended March 31, 2024 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	255	$21.29
Granted	275	6.46
Vested	(69)	18.68
Canceled and forfeited	(9)	11.49
Unvested at March 31, 2024	452	$12.84
10. Revenues
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
License and service fees	$777	$1,000
Hosted environment usage fees	665	819
Cloud based usage fees	4,025	8,677
Consulting services and other	331	434
Total revenues	$5,798	$10,930
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
The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Family Safety	$4,464	$9,089
CommSuite	665	826
ViewSpot	669	1,015
Total Wireless revenues	$5,798	$10,930
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the three months ended March 31, 2024, three customers made up 54%, 18% and 11% of revenues. For the three months ended March 31, 2023, three customers made up 37%, 37% and 14% of revenues.

As of March 31, 2024, two customers accounted for 51% and 21%, of accounts receivable. As of March 31, 2023, three customers accounted for 37%, 34%, and 17% of accounts receivable.
Geographical Information
During the three months ended March 31, 2024 and 2023, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Americas	$5,477	$10,511
EMEA	321	419
Total revenues	$5,798	$10,930
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
13. Leases
The Company leases office space and equipment. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.
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

Operating lease costs were $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, the Company recognized a noncash increase for the right-of-use asset obtained in exchange for the new operating lease liability due to a lease renewal in the amount of $1.0 million. There were no such transactions during the three months ended March 31, 2023. The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of March 31, 2024
2024	$1,149
2025	1,399
2026	906
2027	359
2028	61
Total lease payments	3,874
Less imputed interest	374
Present value of lease liabilities	$3,500
Additional information relating to the Company’s operating leases follows (unaudited):

As of March 31, 2024
Weighted average remaining lease term (years)	2.62
Weighted average discount rate	7.3%
14. Income Taxes
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
After a review of the four sources of taxable income as of March 31, 2024, and after consideration of the Company’s cumulative loss position as of December 31, 2023, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $58.5 million as of March 31, 2024.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2019 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2018. As of March 31, 2024, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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
•the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our common stock to fall; and
•those additional factors which are listed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024 (the "2023 Form 10-K") under the caption “RISK FACTORS.”
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
Overview
Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless service providers around the globe. From delivering Digital Family Lifestyle™ solutions to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer IoT devices. Our portfolio includes a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
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
In the first quarter of 2024, our revenues declined by 47% to $5.8 million compared to the first quarter of 2023, primarily driven by a $4.6 million decrease in our Family Safety product line, coupled with a $0.3 million decrease in ViewSpot revenues. These revenue declines primarily resulted from the loss of a Family Safety contract with a Tier 1 carrier during 2023 coupled with decreases associated with legacy Sprint Safe & Found revenue declining as subscribers are migrating to the T-Mobile network. As a result of the decline in revenues, our gross profit decreased during the first quarter of 2024 to $3.8 million, representing a decrease of $3.8 million as compared to the first quarter of the prior year. Our operating expenses have increased during the first quarter of 2024 compared to the first quarter of 2023 by approximately $20.7 million, primarily due to a goodwill impairment charge of $24.0 million recorded in the first quarter of 2024, offset primarily by quarter-over-quarter reductions in Research and Development expenses of $1.9 million as SafePath migration efforts have now been completed. The net loss for the first quarter of 2024 was $31.0 million, resulting in a net loss of $3.28 per basic and diluted share.
We currently provide white label Family Safety applications to two Tier 1 wireless carriers in the United States, and believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. Since our acquisitions of Circle Media Labs, Inc.'s ("Circle") operator business in 2020 and the Family Safety Mobile Business from Avast in April 2021, we have been focused on migrating those customers from the acquired software platforms to our flagship SafePath platform, with the first such migration being completed during the first quarter of 2022 at one of our U.S. Tier 1 carrier customers. Another U.S. Tier 1 carrier customer successfully migrated to the SafePath platform during the third quarter of 2023. We believe that with these transitions to the SafePath platform now complete, we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers. Further, we executed new, multi-year Family Safety agreements with a Tier 1 carrier in Europe in the fourth quarter of 2023 and a U.S.-based carrier in the first quarter of 2024, which are both anticipated to launch in 2024.
As a result of a sustained decrease in our common stock share price and market capitalization that have occurred since February 23, 2024, we evaluated our goodwill balance during the three months ended March 31, 2024, and we determined that the carrying value of our single reporting unit exceeded its fair value which resulted in a non-cash pretax impairment charge of $24.0 million for the quarter.
Refer to the section titled "Liquidity and Capital Resources" for discussion of significant material changes in cash, and Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to common stock and Note 5 for discussion regarding changes related to the warrant liabilities, and Note 7 for discussion regarding changes to goodwill.
Results of Operations
On April 3, 2024, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-eight (1:8) reverse stock split of the shares of the Company's common stock, par value $0.001 per share, with an effective time of 11:59 p.m., Eastern Time on April 10, 2024 (the "Reverse Stock Split"). At the effective time, every eight shares of our common stock, whether issued and outstanding or held by the Company as treasury stock were automatically combined and converted (without any further act) into one share of fully paid and nonassessable common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. See further information in Note 1. All shares and per share amounts in this Report have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2024 and 2023. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2024	2023
Revenues	100.0%	100.0%
Cost of revenues	34.3	30.0
Gross profit	65.7	70.0
Operating expenses:
Selling and marketing	45.1	32.5
Research and development	68.8	53.7
General and administrative	47.5	31.8
Depreciation and amortization	32.9	15.4
Goodwill impairment	413.7	—
Total operating expenses	608.1	133.4
Operating loss	(542.4)	(63.4)
Change in fair value of warrant and derivative liabilities	3.2	27.3
Loss on derecognition of debt	—	(5.7)
Interest income (expense), net	1.3	(20.7)
Other income (expense), net	3.8	(0.4)
Loss before provision for income taxes	(534.1)	(62.9)
Provision for income tax expense	0.7	0.1
Net loss	(534.8)%	(63.0)%
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenues. Revenues were $5.8 million and $10.9 million for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $5.1 million, or 47%. This decrease was primarily related to the loss of a Family Safety contract with a Tier 1 carrier during the fourth quarter of 2023 coupled with legacy Sprint Safe & Found revenue declining as legacy Sprint subscribers are migrating to the T-Mobile network. Also contributing to the decrease was a decline in ViewSpot revenue primarily due to one of our contracts concluding as of the end of September 2023.
Cost of revenues. Cost of revenues were $2.0 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of $1.3 million was primarily due to cost reduction efforts and the period-over-period decline in revenue.
Gross profit. Gross profit was $3.8 million, or 66% of revenues, for the three months ended March 31, 2024, compared to $7.6 million, or 70.0% of revenues, for the three months ended March 31, 2023. The decrease of $3.8 million in gross profit was primarily driven by the period-over-period decline in revenues.
Selling and marketing. Selling and marketing expenses were $2.6 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of approximately $0.9 million was due to decreases in personnel- related costs and marketing costs.
Research and development. Research and development expenses were $4.0 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of $1.9 million was primarily due to the decline in personnel-related costs of approximately $1.7 million associated with the workforce reduction efforts undertaken in response to the loss of one of our Tier 1 Carrier Family Safety contracts during 2023 and reductions in contractor costs of $0.2 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $2.8 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of approximately $0.7 million was primarily related to declines in personnel related costs of approximately $0.5 million associated with the workforce reduction efforts referenced above, and a decrease in occupancy costs of approximately $0.1 million.
Depreciation and amortization. Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense was $1.8 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The total decrease in depreciation expense of approximately $0.1 million was primarily due to certain fixed assets that have now been fully depreciated. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it increased by approximately $0.3 million period-over-period.
Goodwill impairment. The impairment charge for the three months ended March 31, 2024 was triggered by the sustained decrease in our common stock share price and overall market capitalization during the quarter, which led to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value by $24.0 million. We did not have a similar charge in the prior period.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $0.2 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. The total decrease of $2.8 million resulted from valuation related impacts to the warrant and derivative liabilities in the respective periods.
Loss on derecognition of debt. The loss recognized on derecognition of debt was $0.6 million for the three months ended March 31, 2023. The $0.6 million loss recognized for the three months ended March 31, 2023 resulted from installment payments made on the convertible notes in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative and discounts.
Interest income (expense), net. Interest income, net was $0.1 million and interest expense, net was $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The interest expense, net of $2.3 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the financing transaction from August of 2022 which was fully retired effective December 31, 2023.
Other income (expense), net. Other income was $0.2 million for the three months ended March 31, 2024, and other expense was nominal for the three months ended March 31, 2023. The quarter-over-quarter change was primarily related to the licensing of several of our patents in February 2024.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended March 31, 2024 and 2023. There were no material changes in the period-to-period comparison.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. The Company's primary needs for liquidity relate to working capital requirements for operations. As of March 31, 2024, the Company's cash and cash equivalents were approximately $6.2 million.

Our liquidity may be adversely impacted by the anticipated effect of the aforementioned loss during 2023 of our Family Safety contract with a Tier 1 carrier on our results of operations, since we are receiving no revenue from that contract during 2024. While we anticipate marketing efforts to accelerate for one of our existing Tier 1 carrier customers in order to drive subscriber growth on our Family Safety product, the timing of that anticipated revenue growth versus the immediate and current impact of the contract loss could cause the cash and cash equivalents on hand and expected to be generated in the next twelve months and beyond to be insufficient to fund operations at the current levels.
This potential adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of our outstanding debt was retired as of December 31, 2023. The availability of sufficient funds will depend to an extent on the timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. However, if we begin to trend unfavorably with respect to our current internal profitability and cash flow projections, the Company may determine to take additional actions, as noted in the Risk Factors in our 2023 Form 10-K, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.
Operating activities
Net cash used in operating activities was $1.3 million for the three months ended March 31, 2024. The primary uses of operating cash were a net loss of $31.0 million less non-cash expenses totaling $26.7 million, driven by a goodwill impairment charge, and a decrease in accounts payable and accrued liabilities of $0.5 million, partially offset by a decrease in accounts receivable of $3.6 million.
Net cash used in operating activities was $5.3 million for the three months ended March 31, 2023. The primary uses of operating cash were the net loss of $6.9 million less non-cash expenses totaling $2.4 million, an increase in accounts receivable of $0.7 million and a decrease in accounts payable and accrued liabilities of $0.1 million.
Investing activities
Net cash provided by investing activities of $0.2 million for the three months ended March 31, 2024 was attributable to the net proceeds from licensing several of our patents in February 2024. Net cash used in investing activities for three months ended March 31, 2023 was nominal.
Financing activities
Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2024 was primarily attributable to the timing of borrowings and repayments from short-term insurance premium financing arrangements.
Net cash provided by financing activities was nominal for the three months ended March 31, 2023.
Recent Accounting Guidance
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.
Critical Accounting Estimates
Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial

Statements in our 2023 Form 10-K for information regarding our critical accounting estimates. There have been no material changes to the Company's critical accounting estimates since the 2023 Form 10-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	2,866	$6.24	—	—
February 1 - 29, 2024	2,745	$6.26	—	—
March 1 - 31, 2024	8,021	$2.71	—	—
Total	13,632	$5.07
(1)Shares of the Company's common stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended on March 31, 2024, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Registrant’s Registration Statement No. 33-95096 (P)
3.1.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000, incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005, incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4
Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5
Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.6
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7
Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.1.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed April 4, 2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(P)	Paper Filing Exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

May 8, 2024	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2024	By /s/	James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)