Form 10-Q
period 2024-06-30
SMITH MICRO SOFTWARE, INC.
filed 2024-08-05
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 11,035,130 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,628	$7,125
Accounts receivable, net of related allowances of $3 and $3 at 2024 and 2023, respectively	3,824	7,912
Prepaid expenses and other current assets	2,055	1,843
Total current assets	11,507	16,880
Equipment and improvements, net	701	883
Right-of-use assets	2,955	2,759
Other assets	511	482
Intangible assets, net	26,265	29,532
Goodwill	11,052	35,041
Total assets	$52,991	$85,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,338	$2,522
Accrued payroll and benefits	2,612	2,500
Current operating lease liabilities	1,226	1,483
Other current liabilities	1,367	1,137
Total current liabilities	7,543	7,642
Non-current liabilities:
Warrant liabilities	369	597
Operating lease liabilities	2,009	1,780
Deferred tax liabilities, net	168	168
Total non-current liabilities	2,546	2,545
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 10,625,467 and 9,347,979 shares issued and outstanding 2024 and 2023, respectively	11	9
Additional paid-in capital	386,775	381,329
Accumulated comprehensive deficit	(343,884)	(305,948)
Total stockholders’ equity	42,902	75,390
Total liabilities and stockholders' equity	$52,991	$85,577
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,140	$10,338	$10,938	$21,268
Cost of revenues (including depreciation of $4, $13, $11, and $27 in the three and six months ended June 30, 2024 and 2023, respectively)	1,607	2,589	3,595	5,871
Gross profit	3,533	7,749	7,343	15,397
Operating expenses:
Selling and marketing	2,529	2,628	5,143	6,182
Research and development	3,702	3,705	7,691	9,573
General and administrative	2,740	3,040	5,496	6,515
Depreciation and amortization	1,541	1,620	3,449	3,305
Goodwill impairment	—	—	23,989	—
Total operating expenses	10,512	10,993	45,768	25,575
Operating loss	(6,979)	(3,244)	(38,425)	(10,178)
Other income (expense):
Change in fair value of warrant and derivative liabilities	42	429	227	3,413
Loss on derecognition of debt	—	(775)	—	(1,402)
Interest income (expense), net	26	(2,037)	100	(4,297)
Other (expense) income, net	(18)	(36)	201	(76)
Loss before provision for income taxes	(6,929)	(5,663)	(37,897)	(12,540)
Provision for income tax expense	—	2	39	11
Net loss	$(6,929)	$(5,665)	$(37,936)	$(12,551)

Loss per share:
Basic and diluted	$(0.66)	$(0.73)	$(3.79)	$(1.68)

Weighted average shares outstanding:
Basic and diluted	10,567	7,807	10,016	7,466
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, March 31, 2024 (unaudited)	9,602	$10	$382,387	$(336,955)	$45,442
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	4	—	4
Restricted stock grants, net of cancellations	—	—	1,133	—	1,133
Cancellation of shares for payment of withholding tax	(42)	—	(99)	—	(99)
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with Common Stock Offering, net of issuance costs	1,065	1	3,350	—	3,351
Net loss	—	—	—	(6,929)	(6,929)
BALANCE, June 30, 2024 (unaudited)	10,625	$11	$386,775	$(343,884)	$42,902

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2023 (audited)	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and ESPP	—	—	9	—	9
Restricted stock grants, net of cancellations	266	1	2,263	—	2,264
Cancellation of shares for payment of withholding tax	(55)	—	(178)	—	(178)
ESPP shares issued	1	—	2	—	2
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with Common Stock Offering, net of issuance costs	1,065	1	3,350	—	3,351
Net loss	—	—	—	(37,936)	(37,936)
BALANCE, June 30, 2024 (unaudited)	10,625	$11	$386,775	$(343,884)	$42,902

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, March 31, 2023 (unaudited)	7,575	$8	$362,315	$(288,438)	$73,885
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	6	—	6
Restricted stock grants, net of cancellations	—	—	1,024	—	1,024
Cancellation of shares for payment of withholding tax	(9)	—	(80)	—	(80)
Common shares issued in settlement and prepayment of notes payable	585	—	5,319	—	5,319
Net loss	—	—	—	(5,665)	(5,665)
BALANCE, June 30, 2023 (unaudited)	8,151	$8	$368,584	$(294,103)	$74,489

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2022 (audited)	7,025	$7	$357,924	$(281,552)	$76,379
Non-cash compensation recognized on stock options and ESPP	—	—	17	—	17
Restricted stock grants, net of cancellations	158	—	1,959	—	1,959
Cancellation of shares for payment of withholding tax	(22)	—	(291)	—	(291)
ESPP shares issued	1	—	8	—	8
Common shares issued in settlement and prepayment of notes payable	989	1	8,967	—	8,968
Net loss	—	—	—	(12,551)	(12,551)
BALANCE, June 30, 2023 (unaudited)	8,151	$8	$368,584	$(294,103)	$74,489

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(37,936)	$(12,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,460	3,332
Goodwill impairment charge	23,989	—
Non-cash lease expense	(224)	(78)
Change in fair value of warrant and derivative liabilities	(227)	(3,413)
Loss on derecognition of debt	—	1,402
Amortization of debt discount and issuance costs	—	4,055
Stock based compensation	2,272	1,975
Gain on license of patents, net	(198)	—
Gain on disposal of assets	—	11
Changes in operating accounts:
Accounts receivable	4,087	(1,373)
Prepaid expenses and other assets	(241)	69
Accounts payable and accrued liabilities	(505)	(1,542)
Other liabilities	(30)	622
Net cash used in operating activities	(5,553)	(7,491)
Investing activities:
Capital expenditures, net	(11)	3
Proceeds from license of patents, net	198	—
Other investing activities, net	—	71
Net cash provided by investing activities	187	74
Financing activities:
Proceeds from Common Stock, Warrants, and Pre-Funded Warrants Offering, net	3,351	—
Proceeds from financing arrangements	1,044	442
Repayments of financing arrangements	(529)	(642)
Other financing activities	3	8
Net cash provided by (used in) financing activities	3,869	(192)
Net decrease in cash and cash equivalents	(1,497)	(7,609)
Cash and cash equivalents, beginning of period	7,125	14,026
Cash and cash equivalents, end of period	$5,628	$6,417

Non-cash investing and financing activities:
Issuance of Common Stock in settlement and prepayment of notes payable	$—	$7,500

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Smith Micro Software, Inc. (“Smith Micro” or “the Company”) provides software solutions that simplify and enhance the mobile experience to some of the leading wireless service providers around the globe. From delivering Digital Familly LifestyleTM solutions to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes family safety software solutions to support families in the digital age and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
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
The Reverse Stock Split did not change the Company's authorized shares of Common Stock from 100,000,000 shares or the par value of the Common Stock. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock awards and the number of shares authorized and reserved for issuance pursuant to the Company's equity incentive plans (see Note 9). Additionally, there were adjustments to the per share exercise price and the number of shares issuable upon exercise of warrants (see Note 5).
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of June 30, 2024, and the related consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures." This update was issued to improve and enhance reportable segment disclosure requirements. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items” that comprise the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments will require all annual disclosures that are currently required to be reported on an interim basis and requires disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. ASU 2023-07 also requires entities that have a single reportable segment, such as the Company, to provide all disclosures required in this update and the existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-07 and does not expect them to have a material effect on the consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, "Income Tax Disclosures." ASU 2023-09 was issued to require annual disclosures on specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Annual disclosures are required on income taxes paid, including the amounts paid for federal, state and foreign taxes and the amount paid in individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid (net of refunds received). Additional annual disclosures are required on pre-tax income from continuing operations and income tax expense, disaggregated by domestic and foreign amounts. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-09 and does not expect them to have a material effect on the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.
3. Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing interim consolidated financial statements for the three and six months ended June 30, 2024, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.
The Company has no outstanding debt and is continuing operations and generating revenues in the normal course of business, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, including dynamic marketing campaigns, to acquire new customers and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital will support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes that it would be able to raise additional funds as necessary, through public or private equity offerings, including via accessing its currently effective shelf registration or by filing one or more additional registration statements, debt financings, or a combination of these funding sources as evidenced by the Company historically being able to complete debt and equity financings. However it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. In order to preserve liquidity, the Company may also take one or more of the following additional actions:
•Implement additional restructuring and cost reductions,
•Secure a revolving line of credit, if available,
•Dispose of one or more product lines and/or,
•Sell or license intellectual property.
While management believes that the Company’s plans for growing revenue and the other potential actions available to it would alleviate the conditions that raise substantial doubt, these strategies are not entirely within the Company’s control and cannot be assessed as being probable of occurring.
4. Common Stock
Minimum Bid Price Requirement and Reverse Stock Split
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
May 2024 Registered Direct Offering & Private Placement
On May 10, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) relating to the registered direct offering and sale of an aggregate of 1,065,000 shares of the Company’s Common Stock at an offering price of $2.15 per share of Common Stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 845,000 shares of Common Stock (the “Registered Direct Offering”). The Pre-Funded Warrants were purchased at a price of $2.149 per underlying share and have an exercise price of $0.001 per share and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. The shares of Common Stock and Pre-Funded Warrants (including the shares of Common Stock underlying the warrants) were offered by the Company pursuant to a prospectus supplement dated May 10, 2024, and accompanying prospectus dated May 12, 2022, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-264667), which was declared effective by the SEC on May 12, 2022.
In a private placement on May 14, 2024, concurrent with the Registered Direct Offering, the Company also sold to the Purchasers unregistered warrants (the “Common Warrants”) to purchase up to an aggregate of 1,910,000 shares of Common Stock (the “Private Placement”). Each unregistered Common Warrant has an exercise price of $2.34 per share, is exercisable at any time beginning November 14, 2024 and will expire November 14, 2029. Both the Registered Direct Offering and the Private Placement closed on May 14, 2024.
Roth Capital Partners, LLC (“Roth”) acted as the exclusive placement agent for the Registered Direct Offering and the Private Placement pursuant to a placement agency agreement (the “Placement Agency Agreement”) dated May 10, 2024, by and between the Company and Roth, and a related engagement letter with Roth. Pursuant to the Placement Agency Agreement, on May 14, 2024 the Company issued to Roth warrants to purchase up to 133,700 shares of Common Stock (the “Placement Agent Warrants”), which represented 7.0% of the aggregate number of shares of Common Stock and Pre-Funded Warrants sold in the Registered Direct Offering. The Placement Agent Warrants are exercisable at any time beginning November 14, 2024, have an exercise price equal to $2.86, and expire November 16, 2026.
The shares of Common Stock underlying the Common Warrants and the Placement Agent Warrants (collectively referred to herein as the “Warrants”) were registered on a registration statement on Form S-1 (File No. 333-280542) filed with the SEC on June 27, 2024, which was declared effective by the SEC on July 10, 2024. Shares of Common Stock issued by the Company upon exercise of the Warrants may be resold by the holders pursuant to the prospectus dated July 11, 2024. The filings made by the Company in connection with the potential resale of the Common Stock underlying the Warrants were filed within the time period agreed by the parties in the Purchase Agreement.

The net cash proceeds to the Company, after deducting offering related expenses was $3.4 million. The Pre-Funded Warrants, Common Warrants, and Placement Agent Warrants were all assessed and recorded as equity instruments.
During the three and six months ended June 30, 2024, no Pre-Funded Warrants, Common Warrants or Placement Agent Warrants from the Registered Direct Offering and Private Placement were exercised.
The 845,000 shares of the Company's Common Stock underlying the above described Pre-Funded Warrants are not included in the number of issued and outstanding shares of the Company's Common Stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's weighted average outstanding Common Stock in the calculation of basic and diluted net loss per share, as further disclosed in Note 8.
5. Warrant Liabilities
On August 11, 2022, the Company issued warrants (the "Notes Warrants") to purchase Common Stock in conjunction with a notes and warrants offering (the "Notes and Warrants Offering"), at an initial fair value of $3.8 million. The senior secured convertible notes (the "Notes") that the Company sold in the Notes and Warrants Offering were retired at maturity at December 31, 2023. The exercise price of and number of shares underlying the Notes Warrants were immediately proportionately adjusted pursuant to the Reverse Stock Split to $26.80 and 279,851 shares, respectively, and on May 2, 2024, the exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms.
The Company issued additional warrants (the "Additional Warrants") to purchase Common Stock on August 12, 2022 in conjunction with a registered direct offering for the sale of shares of the Company's Common Stock and the Additional Warrants. The Additional Warrants do not reprice further beyond the immediate proportionate adjustments to the per share exercise price and number of shares issuable of $21.20 and 141,509 shares, respectively, that occurred upon and as a result of the Reverse Stock Split.
All changes in the fair value of the Notes Warrant and Additional Warrants liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since their issuance, none of the Notes Warrants or Additional Warrants have been exercised. The Notes Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value is determined by using a Black-Scholes option pricing model which considers the likelihood of repricing adjustments and utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility over the expected term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Notes Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants. Below are the specific assumptions utilized (unaudited, except for December 31, 2023):

Notes Warrants	June 30, 2024	December 31, 2023
Common Stock market price	$2.21	$6.64
Risk-free interest rate	4.5%	4.1%
Expected dividend yield	—	—
Expected term (in years)	3.12	3.61
Expected volatility	75.6%	66.8%

Additional Warrants	June 30, 2024	December 31, 2023
Common Stock market price	$2.21	$6.64
Risk-free interest rate	4.4%	4.1%
Expected dividend yield	—	—
Expected term (in years)	3.62	4.12
Expected volatility	73.7%	68.7%
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
The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (unaudited except for December 31, 2023, in thousands):

Level 3	June 30, 2024	December 31, 2023
Notes Warrants	$338	$334
Additional Warrants	31	263
Total	$369	$597

The following tables present the changes in the fair value (unaudited, except for December 31, 2023 and 2022, respectively, in thousands), and also includes the derivative associated with the Notes and Warrant Offering ("Notes and Warrants Offering Derivative"), which was extinguished with the retirement of the Notes on December 31, 2023:

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in fair value	28	(214)	(186)
Measurement at March 31, 2024	$362	$49	$411
Change in fair value	(24)	(18)	(42)
Measurement at June 30, 2024	$338	$31	$369

	Notes and Warrants Offering Derivative	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2022	$1,575	$2,052	$1,265	$4,892
Change in fair value	(1,021)	(1,222)	(741)	(2,984)
Derecognition of debt	(22)	—	—	(22)
Measurement at March 31, 2023	$532	$830	$524	1,886
Change in fair value	(270)	(108)	(52)	(430)
Derecognition of debt	(45)	—	—	(45)
Measurement at June 30, 2023	$217	$722	$472	$1,411

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
During the three months ended March 31, 2024, as a result of the sustained decrease in the Company's Common Stock share price and overall market capitalization subsequent to February 23, 2024, management of the Company concluded that a triggering event occurred, indicating goodwill may be impaired. The Company conducted a quantitative impairment test of its goodwill as of February 29, 2024 and as a result of this interim assessment, the Company recorded a goodwill impairment charge totaling $24.0 million during the three months ended March 31, 2024. The fair value of the reporting unit was determined utilizing level 3 inputs (including estimates of revenue growth, earnings before interest taxes depreciation and amortization ("EBITDA") contribution and discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. There were no further goodwill impairment indicators through June 30, 2024. If current projections are not achieved or specific valuation factors outside the Company's control, such as discount rates and continued economic and industry challenges, significantly change, goodwill could be subject to future impairment.
The components of the Company’s intangible assets were as follows for the periods presented (unaudited except for December 31, 2023, in thousands, except for useful life data):

	June 30, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(8,004)	$5,326
Customer relationships	10	27,548	(9,993)	17,555
Customer contracts	0	7,000	(6,531)	469
Software license	5	5,419	(2,740)	2,679
Patents	3	600	(364)	236
Total		$53,897	$(27,632)	$26,265

	December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(7,243)	$6,087
Customer relationships	11	27,548	(8,111)	19,437
Customer contracts	1	7,000	(6,337)	663
Software license	6	5,419	(2,353)	3,066
Patents	3	600	(321)	279
Total		$53,897	$(24,365)	$29,532
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately eight years as of June 30, 2024 and nine years as of December 31, 2023. During the three months ended June 30, 2024 and 2023, intangible asset amortization expense was $1.5 million and $1.5 million, respectively. During the six months ended June 30, 2024 and 2023, intangible asset amortization expense was $3.3 million and $3.0 million, respectively.
As of June 30, 2024, estimated amortization expense for the remainder of 2024 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2024	$2,669
2025	5,106
2026	4,709
2027	3,834
2028	2,790
2029 and thereafter	7,157
Total	$26,265
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
The 845,000 shares of the Company's Common Stock issuable upon exercise of the Pre-Funded Warrants, described in Note 4 to these consolidated financial statements, are included in the weighted average outstanding Common Stock in the calculation of basic and diluted net loss per share as the exercise price is non-substantive at $0.001 per share.
For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, Common Stock subject to repurchase by the Company, options, warrants (other than the Pre-Funded Warrants), and convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(6,929)	$(5,665)	$(37,936)	$(12,551)
Denominator:
Weighted average shares outstanding – basic	10,567	7,807	10,016	7,466
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—	—	—
Weighted average shares outstanding – diluted	10,567	7,807	10,016	7,466
Shares excluded (anti-dilutive)	1,486	1,127	959	1,183

Net loss per common share:
Basic	$(0.66)	$(0.73)	$(3.79)	$(1.68)
Diluted	$(0.66)	$(0.73)	$(3.79)	$(1.68)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Convertible notes, as if converted	—	446	—	502
Outstanding stock options	9	10	10	10
Outstanding warrants	1,477	671	949	671
Total anti-dilutive shares	1,486	1,127	959	1,183
9. Stock-Based Compensation
Stock Plans
On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3 million shares. As of June 30, 2024, there were approximately 3.1 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 4.2 million shares.
During the six months ended June 30, 2024, the Company granted 0.3 million shares of restricted stock under the OEIP. There were no shares of restricted stock granted during the three months ended June 30, 2024.
The Company previously maintained a 2005 Stock Option / Stock Issuance Plan (the “2005 Plan”), which was replaced by and upon the adoption of the 2015 Plan. Certain options issued under the 2005 Plan remain outstanding, but no new grants have been made under the 2005 Plan since the adoption of the 2015 Plan.
The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s Common Stock on the date of grant. The Compensation Committee of the Board of Directors administers the OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months, however in the quarters ended March 31, 2024 and September 30, 2023, the Company granted restricted stock awards with tranched vesting periods of two to seven months.
Employee Stock Purchase Plan
The Company has a stockholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. Payroll deductions under the ESPP are limited to 10% of the employee’s compensation and in any calendar year employees may not purchase more than the lesser of $25,000 of stock or 250 shares, as set by the Compensation Committee of the Board of Directors in accordance with the terms of the ESPP. Additionally, no more than 31,250 shares in the aggregate may be purchased under the ESPP.
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

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$345	$190	$653	$352
Research and development	245	240	509	464
General and administrative	548	600	1,110	1,159
Total non-cash stock compensation expense	$1,138	$1,030	$2,272	$1,975
As of June 30, 2024, there was approximately $4.0 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP and the 2005 Plan. In the second quarter of 2024, vesting of certain restricted stock awards was accelerated in accordance with the terms of the OEIP. As such, an additional $0.1 million of stock compensation expense was recorded in sales and marketing expense in that period.

Stock Options
For the six months ended June 30, 2024, the Company had approximately 9,000 stock options outstanding under the OEIP and 2005 Plan with a weighted average exercise price of $26.89 per share, a remaining weighted average contractual life of 3.4 years and nominal intrinsic value. No options were granted in the six months ended June 30, 2024 or 2023.
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the OEIP for the six months ended June 30, 2024 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	256	$21.31
Granted	277	6.46
Vested	(190)	13.85
Canceled and forfeited	(9)	12.05
Unvested at June 30, 2024	334	$13.48
10. Revenues
Revenue Recognition
In accordance with FASB ASC Topic No. 606, Revenue from Contracts with Customers, the Company recognizes the sale of goods and services based on the five-step analysis of transactions as provided in Topic 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. For all contracts with customers, the Company first identifies the contract, which usually is established when a contract is fully executed by each party and consideration is expected to be received. Next, the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price, if necessary, to each performance obligation identified in the contract. The allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include certain incentives and discounts, product returns, distributor fees, and storage fees. The Company evaluates the total amount of variable consideration expected to be earned by using the expected value method, as the Company believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations, and its best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company generates the majority of its revenue on usage-based fees which are variable and depend entirely on customers’ use of perpetual licenses, transactions processed on the Company’s hosted environment and activity on the Company’s cloud-based service platform.
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
License and service fees	$761	$878	$1,538	$1,878
Hosted environment usage fees	531	735	1,196	1,560
Cloud based usage fees	3,645	8,506	7,670	17,183
Consulting services and other	203	219	534	647
Total revenues	$5,140	$10,338	$10,938	$21,268
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

The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Family Safety	$4,221	$8,748	$8,685	$17,838
CommSuite	531	735	1,196	1,560
ViewSpot	388	855	1,057	1,870
Total Wireless revenues	$5,140	$10,338	$10,938	$21,268
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three and six months ended and as of June 30, 2024 and 2023..
For the three months ended June 30, 2024, two customers made up 59% and 20% of revenues. For the three months ended June 30, 2023, three customers made up 40%, 37% and 14% of revenues.
For the six months ended June 30, 2024, three customers made up 56%, 19%, and 11% of revenues. For the six months ended June 30, 2023, three customers made up 39%, 37%, and 14% of revenues.
As of June 30, 2024, two customers accounted for 52% and 15% of accounts receivable. As of June 30, 2023, three customers accounted for 39%, 34%, and 15% of accounts receivable.
Geographical Information
During the three and six months ended June 30, 2024 and 2023, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$4,943	$10,082	$10,420	$20,593
EMEA	197	256	518	675
Total revenues	$5,140	$10,338	$10,938	$21,268
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
13. Leases
The Company leases office space and equipment. The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.
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
Operating lease costs were $0.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, and 2023, operating lease costs were $0.8 million and $0.8 million, respectively.
During the six months ended June 30, 2024, the Company recognized noncash increases for the right-of-use asset obtained in exchange for new operating lease liabilities due to a lease renewal and entry into a new lease in the amount of $1.0 million. There were no such transactions during the six months ended June 30, 2023. The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of June 30, 2024
2024	$748
2025	1,436
2026	943
2027	375
2028	61
Total lease payments	$3,563
Less imputed interest	(328)
Present value of lease liabilities	$3,235
Additional information relating to the Company’s operating leases follows (unaudited):

As of June 30, 2024
Weighted average remaining lease term (years)	2.41
Weighted average discount rate	7.4%
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
After a review of the four sources of taxable income as of June 30, 2024, and after consideration of the Company’s cumulative loss position as of December 31, 2023, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $58.5 million as of June 30, 2024.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2019 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2018. As of June 30, 2024, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.
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
In the second quarter of 2024, our revenues declined by 50% to $5.1 million compared to the second quarter of 2023, primarily driven by a $4.5 million decrease in our Family Safety product line, coupled with a $0.5 million decrease in ViewSpot revenues. These revenue declines primarily resulted from the losses of a Family Safety contract with a Tier 1 carrier and a ViewSpot contract during 2023 coupled with decreases associated with legacy Sprint Safe & Found revenue as subscribers are migrating to the T-Mobile network. As a result of the decline in revenues, our gross profit decreased during the second quarter of 2024 to $3.5 million, representing a decrease of $4.2 million as compared to the second quarter of the prior year. Our operating expenses have decreased during the second quarter of 2024 compared to the second quarter of 2023 by approximately $0.5 million, primarily due to quarter-over-quarter reductions in general and administrative costs. The net loss for the second quarter of 2024 was $6.9 million, resulting in a net loss of $0.66 per basic and diluted share.
We currently provide white label Family Safety applications to two Tier 1 wireless carriers in the United States, and believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers. Further, we executed new, multi-year Family Safety agreements with a Tier 1 carrier in Europe in the fourth quarter of 2023 and a U.S.-based carrier in the first quarter of 2024. The new Family Safety solution with the U.S. based carrier launched on our SafePath Global platform during the second quarter of 2024, and associated marketing activities for that product have begun. Additionally, the Family Safety solution for the Tier 1 European carrier is anticipated to launch in the next few months.
Refer to the section titled "Liquidity and Capital Resources" for discussion of material changes in cash, and Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to Common Stock and Note 5 for discussion regarding changes related to the warrant liabilities, and Note 7 for discussion regarding changes to goodwill.

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
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2024 and 2023. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.3	25.0	32.9	27.6
Gross profit	68.7%	75.0%	67.1%	72.4%
Operating expenses:
Selling and marketing	49.2	25.4	47.0	29.1
Research and development	72.0	35.8	70.3	45.0
General and administrative	53.3	29.4	50.2	30.6
Depreciation and amortization	30.0	15.7	31.5	15.5
Goodwill impairment	—	—	219.3	—
Total operating expenses	204.5%	106.3%	418.4%	120.3%
Operating loss	(135.8)	(31.4)	(351.3)	(47.9)
Change in fair value of warrant and derivative liabilities	0.8	4.1	2.1	16.0
Loss on derecognition of debt	—	(7.5)	—	(6.6)
Interest income (expense), net	0.5	(19.7)	0.9	(20.2)
Other (expense) income, net	(0.4)	(0.3)	1.8	(0.4)
Loss before provision for income taxes	(134.8)%	(54.8)%	(346.5)%	(59.0)%
Provision for income tax expense	—	—	0.4	0.1
Net loss	(134.8)%	(54.8)%	(346.8)%	(59.0)%
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenues. Revenues were $5.1 million and $10.3 million for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $5.2 million, or 50%. This decrease was primarily related to the loss of revenue from a Family Safety contract with a Tier 1 carrier that concluded during the fourth quarter of 2023 coupled with legacy Sprint Safe & Found revenue declining as legacy Sprint subscribers are migrating to the T-Mobile network. Also contributing to the decrease was a decline in ViewSpot revenue primarily due to one of our contracts concluding as of the end of September 2023.
Cost of revenues. Cost of revenues were $1.6 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively. This decrease of $1.0 million was primarily due to cost reduction efforts and the period-over-period decline in revenue.
Gross profit. Gross profit was $3.5 million, or 68.7% of revenues, for the three months ended June 30, 2024, compared to $7.7 million, or 75.0% of revenues, for the three months ended June 30, 2023. The decrease of $4.2 million in gross profit was primarily driven by the period-over-period decline in revenues.

Selling and marketing. Selling and marketing expenses were $2.5 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively. This decrease of approximately $0.1 million was due to decreases in marketing costs partially offset by increases in stock based compensation expense.
Research and development. Research and development expenses were essentially flat period-over-period at $3.7 million for the three months ended June 30, 2024 and 2023.
General and administrative. General and administrative expenses were $2.7 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively. This decrease of approximately $0.3 million was primarily related to declines in personnel related costs of approximately $0.1 million and a decrease in occupancy costs of approximately $0.1 million.
Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended June 30, 2024 and 2023. Amortization expense was $1.5 million for both the three months ended June 30, 2024 and 2023. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was nominal and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. The total decrease of approximately $0.4 million resulted from valuation related impacts to the warrant and derivative liabilities combined with settlements of the Notes during the three months ended June 30, 2023. The Notes were retired at maturity in December 2023, and thus there were no changes in the fair value of the derivative liability in 2024.
Loss on derecognition of debt. The loss recognized on derecognition of debt was $0.8 million for the three months ended June 30, 2023, resulting from installment payments made on the convertible notes issued under the Note and Stock offering in August 2022 (the "Notes") in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative and discounts. There was nothing commensurate in the three months ended June 30, 2024 as the convertible notes were retired at maturity as of December 31, 2023.
Interest income (expense), net. Interest income, net was nominal for the three months ended June 30, 2024 while interest expense, net was $2.0 million for the three months ended June 30, 2023. The period-over-period change in interest income (expense), net of $2.1 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the Notes, which were fully retired effective December 31, 2023.
Other (expense) income, net. Other income (expense) net was nominal for both the three months ended June 30, 2024 and 2023.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended June 30, 2024 and 2023. There were no material changes in the period-to-period comparison.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues. Revenues were $10.9 million and $21.3 million for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $10.3 million, or 49%. This decrease was primarily related to declines associated with our Family Safety product line of $9.2 million. The decrease in revenues was primarily associated with the loss of revenue from a Family Safety contract with a Tier 1 carrier that concluded during the fourth quarter of 2023 coupled with legacy Sprint Safe & Found revenue declining as legacy Sprint subscribers are migrating to the T-Mobile network. Also contributing to the period-over-period revenue decrease was a decline in ViewSpot revenue of $0.8 million primarily due to one of our contracts concluding as of the end of September 2023.
Cost of revenues. Cost of revenues were $3.6 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively. This decrease of approximately $2.3 million was primarily due to the period-over-period decline in revenue coupled with cost reduction efforts.
Gross profit. Gross profit was $7.3 million, or 67.1% of revenues, for the six months ended June 30, 2024, compared to $15.4 million, or 72.4% of revenues, for the six months ended June 30, 2023. The decrease of approximately $8.1 million in gross profit was driven by the period-over-period decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $5.1 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively. This decrease of approximately $1.0 million was primarily due to decreases in personnel-related costs of $0.7 million coupled with a period-over-period decline in marketing costs of $0.6 million, partially offset by an increase in stock based compensation of approximately $0.3 million.
Research and development. Research and development expenses were $7.7 million and $9.6 million for the six months ended June 30, 2024 and 2023 respectively. This decrease of approximately $1.9 million was primarily due to a decline in personnel-related costs of approximately $1.3 million and reductions in contractor costs of $0.2 million coupled with a decline in severance related costs of approximately $0.4 million.
General and administrative. General and administrative expenses were $5.5 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively. This decrease of approximately $1.0 million was primarily related to declines in personnel-related costs of approximately $0.6 million, a decrease in professional fees of approximately $0.2 million and a reduction in occupancy costs of approximately $0.2 million.
Depreciation and amortization. Depreciation expense was $0.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense was $3.3 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in depreciation expense of approximately $0.2 million was primarily due to certain fixed assets that have now been fully depreciated. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it increased by approximately $0.3 million period-over-period.
Goodwill impairment. The impairment charge for the six months ended June 30, 2024 was triggered by the sustained decrease in our Common Stock share price and overall market capitalization during the first quarter of 2024, which led to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value by $24.0 million.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $0.2 million for the six months ended June 30, 2024 and $3.4 million for the six months ended June 30, 2023, a decrease of $3.2 million. The fair value adjustments resulted from valuation related impacts to the warrant and derivative liabilities combined with the settlements of the Notes in the six months ended June 30, 2023. The Notes were retired at maturity in December 2023, and thus there were no changes in the fair value of the derivative liability in 2024.
Loss on derecognition of debt. The loss recognized on derecognition of debt was $1.4 million for the six months ended June 30, 2023. The $1.4 million loss recognized for the six months ended June 30, 2023 resulted from installment payments made on the Notes in the form of shares, and the required derecogition of the net debt position related to that principal balance, including the derivative and discounts. There was nothing commensurate in the six months ended June 30, 2024 as the convertible notes were retired at maturity as of December 31, 2023.
Interest income (expense), net. Interest income, net was $0.1 million for the six months ended June 30, 2024 and interest expense, net was $4.3 million for the six months ended June 30, 2023. The period-over-period change in interest income (expense), net of $4.4 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the Notes, which were fully retired effective December 31, 2023.
Other (expense) income, net. Other income, net was $0.2 million for the six months ended June 30, 2024 and Other expense, net was $0.1 million for the six months ended June 30, 2023. The period-over-period change was primarily related to income derived from the licensing of several of our patents in February 2024.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the six months ended June 30, 2024 and 2023. There were no material changes in the period-to-period comparison.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations.
As of June 30, 2024, the Company's cash and cash equivalents were approximately $5.6 million.
As more fully described in Note 4 of our Notes to the Consolidated Financial Statements included in this Report, in the second quarter of 2024, in order to fund working capital and for other general corporate purposes we received net proceeds of approximately $3.4 million through the issuance of additional Common Stock and Pre-Funded Warrants pursuant to a Registered Direct Offering and associated Private Placement. In addition to the Common Warrants issued in the Private Placement, we also have additional warrants outstanding, as further disclosed in Note 5 of our Notes to the Consolidated Financial Statements included in this Report.
Our liquidity may be adversely impacted by the anticipated effect of the aforementioned loss during 2023 of our Family Safety contract with a Tier 1 carrier on our results of operations, since we are receiving no revenue from that contract during 2024. While we have adjusted our cost structure and we anticipate marketing efforts to expand for one of our existing Tier 1 carrier customers in order to drive subscriber growth on our Family Safety product, and we expect to generate additional revenues from our recent launch with a carrier customer in the U.S. and our upcoming launch with a Tier 1 carrier in Europe, the timing of that anticipated revenue growth versus the immediate and current impact of the contract loss could cause the cash and cash equivalents on hand and expected to be generated in the next twelve months and beyond to be insufficient to fund operations at the current levels.
This potential adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of our outstanding debt was retired as of December 31, 2023. The availability of sufficient funds will depend to an extent on the timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2023 Form 10-K under the heading, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.
Cash Flows
Changes in cash and cash equivalents are as follows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(5,553)	$(7,491)
Net cash provided by investing activities	187	74
Net cash provided by (used in) financing activities	3,869	(192)
Net decrease in cash and cash equivalents	$(1,497)	$(7,609)
Operating activities
Net cash used in operating activities was $5.6 million for the six months ended June 30, 2024. The primary uses of operating cash were a net loss of $37.9 million less non-cash expenses totaling $29.3 million, primarily driven by a goodwill impairment charge of $24.0 million and stock compensation expense of $2.3 million, a decrease in accounts payable and accrued liabilities of $0.5 million and an increase in prepaid expenses and other assets of $0.2 million partially offset by a decrease in accounts receivable of $4.1 million.
Net cash used in operating activities was $7.5 million for the six months ended June 30, 2023. The primary uses of operating cash were the net loss of $12.6 million less non-cash expenses totaling $7.3 million, an increase in accounts receivable of $1.4 million and a decrease in accounts payable and accrued and other liabilities of $0.9 million.
Investing activities
Net cash provided by investing activities of $0.2 million for the six months ended June 30, 2024 was primarily attributable to the net proceeds from licensing several of our patents in February 2024. Net cash provided by investing activities for six months ended June 30, 2023 was $0.1 million.
Financing activities
Net cash provided by financing activities of $3.9 million for the six months ended June 30, 2024 was primarily attributable to the net cash proceeds of $3.4 million from the Registered Direct Offering and Private Placement and borrowings of $1.0 million less repayments of $0.5 million from short-term insurance premium financing arrangements.
Net cash used by financing activities was $0.2 million for the six months ended June 30, 2023.
Recent Accounting Guidance
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.

Critical Accounting Estimates
Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial Statements in our 2023 Form 10-K for information regarding our critical accounting estimates. There have been no material changes to the Company's critical accounting estimates since the 2023 Form 10-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased(1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 1 - 30, 2024	10,024	$2.02	—	—
May 1 - 31, 2024	19,353	$2.72	—	—
June 1 - 30, 2024	11,738	$2.22	—	—
Total	41,115	$2.41
(1)Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024
4.2	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024
4.3	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024
10.1
Form of Placement Agency Agreement by and between the Registrant and Roth Capital Partners, LLC dated May 10, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024

10.2
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers signatory thereto, dated May 10, 2024, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024

10.3
Smith Micro Software, Inc. Amended and Restated Omnibus Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed by the Registrant on May 9, 2024

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

SMITH MICRO SOFTWARE, INC.

August 5, 2024	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2024	By /s/	James M. Kempton
James M. Kempton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)