Form 10-Q
period 2024-09-30
SMITH MICRO SOFTWARE, INC.
filed 2024-11-14
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2024, there were 17,736,708 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,509	$7,125
Accounts receivable, net of related allowances of $3 and $3 at 2024 and 2023, respectively	3,406	7,912
Prepaid expenses and other current assets	1,505	1,843
Total current assets	6,420	16,880
Equipment and improvements, net	615	883
Right-of-use assets	2,657	2,759
Other assets	504	482
Intangible assets, net	24,931	29,532
Goodwill	11,052	35,041
Total assets	$46,179	$85,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,050	$2,522
Accrued payroll and benefits	2,121	2,500
Current operating lease liabilities	1,228	1,483
Other current liabilities	1,011	1,137
Total current liabilities	6,410	7,642
Non-current liabilities:
Warrant liabilities	149	597
Operating lease liabilities	1,706	1,780
Deferred tax liabilities, net	168	168
Total non-current liabilities	2,023	2,545
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 11,857,234 and 9,347,979 shares issued and outstanding 2024 and 2023, respectively	12	9
Additional paid-in capital	387,988	381,329
Accumulated comprehensive deficit	(350,254)	(305,948)
Total stockholders’ equity	37,746	75,390
Total liabilities and stockholders' equity	$46,179	$85,577
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,648	$11,001	$15,585	$32,269
Cost of revenues (including depreciation of $3, $12, $14, and $40 in the three and nine months ended September 30, 2024 and 2023, respectively)	1,321	2,528	4,915	8,400
Gross profit	3,327	8,473	10,670	23,869
Operating expenses:
Selling and marketing	2,060	2,449	7,202	8,631
Research and development	3,637	3,704	11,328	13,276
General and administrative	2,715	2,934	8,213	9,448
Depreciation and amortization	1,422	1,567	4,872	4,872
Goodwill impairment	—	—	23,989	—
Total operating expenses	9,834	10,654	55,604	36,227
Operating loss	(6,507)	(2,181)	(44,934)	(12,358)
Other income (expense):
Change in fair value of warrant and derivative liabilities	221	73	448	3,486
Loss on derecognition of debt	—	(1,583)	—	(2,985)
Interest (expense) income, net	(12)	(1,443)	89	(5,740)
Other (expense) income, net	(71)	15	130	(62)
Loss before provision for income taxes	(6,369)	(5,119)	(44,267)	(17,659)
Provision for income tax expense	—	14	39	25
Net loss	$(6,369)	$(5,133)	$(44,306)	$(17,684)

Loss per share:
Basic and diluted	$(0.54)	$(0.61)	$(4.17)	$(2.27)

Weighted average shares outstanding:
Basic and diluted	11,832	8,419	10,626	7,787
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, June 30, 2024 (unaudited)	10,625	$11	$386,775	$(343,885)	$42,901
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	7	—	7
Restricted stock grants, net of cancellations	417	—	1,243	—	1,243
Cancellation of shares for payment of withholding tax	(33)	—	(39)	—	(39)
ESPP shares issued	4	—	3	—	3
Issuance of Common Stock for Pre-Funded Warrants Exercise	844	1	(1)	—	—
Net loss	—	—	—	(6,369)	(6,369)
BALANCE, September 30, 2024 (unaudited)	11,857	$12	$387,988	$(350,254)	$37,746

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2023 (audited)	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and ESPP	—	—	16	—	16
Restricted stock grants, net of cancellations	683	1	3,506	—	3,507
Cancellation of shares for payment of withholding tax	(88)	—	(217)	—	(217)
ESPP shares issued	5	—	5	—	5
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with Common Stock Offering, net of issuance costs	1,065	1	3,350	—	3,351
Issuance of Common Stock for Pre-Funded Warrants Exercise	844	1	(1)	—	—
Net loss	—	—	—	(44,306)	(44,306)
BALANCE, September 30, 2024 (unaudited)	11,857	$12	$387,988	$(350,254)	$37,746

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, June 30, 2023 (unaudited)	8,150	$8	$368,584	$(294,103)	$74,489
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	6	—	6
Restricted stock grants, net of cancellations	72	—	1,334	—	1,334
Cancellation of shares for payment of withholding tax	(8)	—	(89)	—	(89)
ESPP shares issued	1	—	7	—	7
Common shares issued in settlement and prepayment of notes payable	583	1	6,276	—	6,277
Net loss	—	—	—	(5,133)	(5,133)
BALANCE, September 30, 2023 (unaudited)	8,798	$9	$376,118	$(299,236)	$76,891

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2022 (audited)	7,025	$7	$357,924	$(281,552)	$76,379
Non-cash compensation recognized on stock options and ESPP	—	—	24	—	24
Restricted stock grants, net of cancellations	230	—	3,292	—	3,292
Cancellation of shares for payment of withholding tax	(31)	—	(381)	—	(381)
ESPP shares issued	2	—	15	—	15
Common shares issued in settlement and prepayment of notes payable	1,572	2	15,244	—	15,246
Net loss	—	—	—	(17,684)	(17,684)
BALANCE, September 30, 2023 (unaudited)	8,798	$9	$376,118	$(299,236)	$76,891

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(44,306)	$(17,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,886	4,912
Goodwill impairment charge	23,989	—
Non-cash lease expense	(227)	(160)
Change in fair value of warrant and derivative liabilities	(448)	(3,486)
Loss on derecognition of debt	—	2,985
Amortization of debt discount and issuance costs	—	5,398
Stock based compensation	3,520	3,316
Gain on license of patents, net	(198)	—
Loss on disposal of assets	—	12
Changes in operating accounts:
Accounts receivable	4,506	208
Prepaid expenses and other assets	315	220
Accounts payable and accrued liabilities	(1,375)	(2,224)
Other liabilities	(30)	553
Net cash used in operating activities	(9,368)	(5,950)
Investing activities:
Capital expenditures, net	(17)	(5)
Proceeds from license of patents, net	198	—
Other investing activities, net	—	71
Net cash provided by investing activities	181	66
Financing activities:
Proceeds from Common Stock, Warrants, and Pre-Funded Warrants Offering, net	3,351	—
Proceeds from financing arrangements	1,044	981
Repayments of financing arrangements	(829)	(1,156)
Other financing activities	5	15
Net cash provided by (used in) financing activities	3,571	(160)
Net decrease in cash and cash equivalents	(5,616)	(6,044)
Cash and cash equivalents, beginning of period	7,125	14,026
Cash and cash equivalents, end of period	$1,509	$7,982

Non-cash investing and financing activities:

Issuance of Common Stock in settlement and prepayment of notes payable	$—	$12,180

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Smith Micro Software, Inc. (“Smith Micro” or “the Company”) provides software solutions that simplify and enhance the mobile experience to some of the leading wireless service providers around the globe. From enabling the Digital Family LifestyleTM to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes family safety software solutions to support families in the digital age and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging, retail content display optimization and performance analytics on any product set.
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of September 30, 2024, and the related consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.
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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.
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

In December 2023, the FASB issued ASU 2023-09, "Income Tax Disclosures." ASU 2023-09 was issued to require annual disclosures on specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Annual disclosures are required on income taxes paid, including the amounts paid for federal, state and foreign taxes and the amount paid in individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid (net of refunds received). Additional annual disclosures are required on pre-tax income from continuing operations and income tax expense, disaggregated by domestic and foreign amounts. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-09 and does not expect them to have a material effect on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." This requires additional disaggregated disclosures of certain amounts included in the expense captions presented in the Statement of Operations as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on the Company's financial statement disclosures.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.
3. Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing interim consolidated financial statements for the three and nine months ended September 30, 2024, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.
The Company has no outstanding debt and is continuing operations and generating revenues in the normal course of business, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, including dynamic marketing campaigns, to acquire new customers and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital will support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes, based on its history of being able to complete previous debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:
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
May 2024 Registered Direct Offering & Private Placement
On May 10, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) relating to the registered direct offering and sale of an aggregate of 1,065,000 shares of the Company’s Common Stock at an offering price of $2.15 per share of Common Stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 845,000 shares of Common Stock (the “Registered Direct Offering”). The Pre-Funded Warrants were purchased at a price of $2.149 per underlying share and had an exercise price of $0.001 per share and could be exercised at any time after their original issuance until such Pre-Funded Warrants were exercised in full. The shares of Common Stock and Pre-Funded Warrants (including the shares of Common Stock underlying the warrants) were offered by the Company pursuant to a prospectus supplement dated May 10, 2024, and accompanying prospectus dated May 12, 2022, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-264667), which was declared effective by the SEC on May 12, 2022.
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
During the three and nine months ended September 30, 2024, all 845,000 Pre-Funded Warrants from the May Registered Direct Offering and Private Placement were exercised on a cashless basis resulting in the issuance of 844,061 shares of Common Stock. No other warrants were exercised during the three and nine months ended September 30, 2024.
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
All changes in the fair value of the Notes Warrants and Additional Warrants liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since their issuance, none of the Notes Warrants or Additional Warrants have been exercised. The Notes Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value is determined by using a Black-Scholes option pricing model which considers the likelihood of repricing adjustments and utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Notes Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants. Below are the specific assumptions utilized (unaudited, except for December 31, 2023):

Notes Warrants	September 30, 2024	December 31, 2023
Common Stock market price	$1.02	$6.64
Risk-free interest rate	3.5%	4.1%
Expected dividend yield	—	—
Expected term (in years)	2.86	3.61
Expected volatility	99.0%	66.8%

Additional Warrants	September 30, 2024	December 31, 2023
Common Stock market price	$1.02	$6.64
Risk-free interest rate	3.5%	4.1%
Expected dividend yield	—	—
Expected term (in years)	3.37	4.12
Expected volatility	92.6%	68.7%

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
The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (unaudited except for December 31, 2023, in thousands):

Level 3	September 30, 2024	December 31, 2023
Notes Warrants	$135	$334
Additional Warrants	14	263
Total	$149	$597

The following tables present the changes in the fair value (unaudited, except for December 31, 2023 and 2022, respectively, in thousands), and also includes the derivative associated with the Notes and Warrant Offering ("Notes and Warrants Offering Derivative"), which was extinguished with the retirement of the Notes on December 31, 2023:

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in fair value	28	(214)	(186)
Measurement at March 31, 2024	$362	$49	$411
Change in fair value	(24)	(18)	(42)
Measurement at June 30, 2024	$338	$31	$369
Change in fair value	(203)	(17)	(220)
Measurement at September 30, 2024	$135	$14	$149

	Notes and Warrants Offering Derivative	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2022	$1,575	$2,052	$1,265	$4,892
Change in fair value	(1,021)	(1,222)	(741)	(2,984)
Derecognition of debt	(22)	—	—	(22)
Measurement at March 31, 2023	$532	$830	$524	1,886
Change in fair value	(270)	(108)	(52)	(430)
Derecognition of debt	(45)	—	—	(45)
Measurement at June 30, 2023	$217	$722	$472	$1,411
Change in fair value	(157)	20	64	(73)
Derecognition of debt	(14)	$—	$—	(14)
Measurement at September 30, 2023	$46	$742	$536	$1,324
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
During the three months ended March 31, 2024, the Company conducted an interim quantitative impairment test of its goodwill as of February 29, 2024 and recorded a goodwill impairment charge totaling $24.0 million during the three months ended March 31, 2024. The fair value of the reporting unit was determined utilizing level 3 inputs (including estimates of revenue growth, earnings before interest taxes depreciation and amortization ("EBITDA") contribution and discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control, such as discount rates and economic and industry challenges, significantly change, goodwill could be subject to future impairment.
The components of the Company’s intangible assets were as follows for the periods presented (unaudited except for December 31, 2023, in thousands, except for useful life data):

	September 30, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4	$13,330	$(8,382)	$4,948
Customer relationships	10	27,548	(10,637)	16,911
Customer contracts	0	7,000	(6,628)	372
Software license	5	5,419	(2,933)	2,486
Patents	2	600	(386)	214
Total		$53,897	$(28,966)	$24,931

	December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(7,243)	$6,087
Customer relationships	11	27,548	(8,111)	19,437
Customer contracts	1	7,000	(6,337)	663
Software license	6	5,419	(2,353)	3,066
Patents	3	600	(321)	279
Total		$53,897	$(24,365)	$29,532
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately eight years as of September 30, 2024 and nine years as of December 31, 2023. During the three months ended September 30, 2024 and 2023, intangible asset amortization expense was $1.3 million and $1.5 million, respectively. During the nine months ended September 30, 2024 and 2023, intangible asset amortization expense was $4.6 million and $4.4 million, respectively.
As of September 30, 2024, estimated amortization expense for the remainder of 2024 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2024	$1,334
2025	5,105
2026	4,709
2027	3,834
2028	2,790
2029 and thereafter	7,159
Total	$24,931
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
The 845,000 shares of the Company's Common Stock issuable upon exercise of the Pre-Funded Warrants, described in Note 4 to these consolidated financial statements, were included in the weighted average outstanding Common Stock in the calculation of basic and diluted net loss per share from May 2024 through their exercise in August 2024, as the exercise price was non-substantive at $0.001 per share.
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
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(6,369)	$(5,133)	$(44,306)	$(17,684)
Denominator:
Weighted average shares outstanding – basic	11,832	8,419	10,626	7,787
Potential common shares – options / warrants (treasury stock method) and convertible notes (as if converted method)	—	—	—	—
Weighted average shares outstanding – diluted	11,832	8,419	10,626	7,787
Shares excluded (anti-dilutive)	2,474	895	1,468	1,090

Net loss per common share:
Basic	$(0.54)	$(0.61)	$(4.17)	$(2.27)
Diluted	$(0.54)	$(0.61)	$(4.17)	$(2.27)
The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible notes, as if converted	—	272	—	425
Outstanding stock options	9	10	9	10
Outstanding warrants	2,465	613	1,459	655
Total anti-dilutive shares	2,474	895	1,468	1,090
9. Stock-Based Compensation
Stock Plans
On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3 million shares. As of September 30, 2024, there were approximately 2.9 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 4.2 million shares.
During the nine months ended September 30, 2024, the Company granted 0.7 million shares of restricted stock under the OEIP. There were 0.4 million shares of restricted stock granted during the three months ended September 30, 2024.
The Company previously maintained a 2005 Stock Option / Stock Issuance Plan (the “2005 Plan”), which was replaced by the 2015 Plan. Certain options issued under the 2005 Plan remain outstanding, but no new grants have been made under the 2005 Plan since the adoption of the 2015 Plan.
The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s Common Stock on the date of grant. The Compensation Committee of the Board of Directors administers the OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months, however in the quarters ended September 30, 2024, March 31, 2024 and September 30, 2023, the Company granted restricted stock awards with tranched vesting periods of two to seven months.
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
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP were recorded in the financial statements as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$315	$300	$968	$653
Research and development	318	290	827	754
General and administrative	616	751	1,725	1,909
Total non-cash stock compensation expense	$1,249	$1,341	$3,520	$3,316
As of September 30, 2024, there was approximately $3.7 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP and the 2005 Plan.

Stock Options
For the nine months ended September 30, 2024, the Company had approximately nine thousand stock options outstanding under the OEIP and 2005 Plan with a weighted average exercise price of $26.88 per share, a remaining weighted average contractual life of 3.2 years and nominal intrinsic value. No options were granted in the nine months ended September 30, 2024 or 2023.
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the OEIP for the nine months ended September 30, 2024 are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	256	$21.31
Granted	695	3.77
Vested	(290)	11.90
Canceled and forfeited	(11)	11.02
Unvested at September 30, 2024	650	$6.75
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
License and service fees	$788	$741	$2,326	$2,619
Hosted environment usage fees	644	749	1,840	2,309
Cloud based usage fees	3,196	9,254	10,865	26,438
Consulting services and other	20	257	554	903
Total revenues	$4,648	$11,001	$15,585	$32,269
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

The following table presents the Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Family Safety	$3,939	$9,179	$12,623	$27,016
CommSuite	644	749	1,840	2,310
ViewSpot	65	1,073	1,122	2,943
Total Wireless revenues	$4,648	$11,001	$15,585	$32,269
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three and nine months ended September 30, 2024 and 2023.
For the three months ended September 30, 2024, three customers made up 63%, 21% and 14% of revenues. For the three months ended September 30, 2023, three customers made up 45%, 32% and 10% of revenues.
For the six months ended September 30, 2024, three customers made up 58%, 20%, and 12% of revenues. For the six months ended September 30, 2023, three customers made up 41%, 35%, and 10% of revenues.
As of September 30, 2024, two customers accounted for 53% and 25% of accounts receivable. As of September 30, 2023, three customers accounted for 33%, 32%, and 18% of accounts receivable.
Geographical Information
During the three and nine months ended September 30, 2024 and 2023, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$4,628	$10,787	$15,047	$31,380
EMEA	20	214	538	889
Total revenues	$4,648	$11,001	$15,585	$32,269
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
Operating lease costs were $0.4 million for each of the three months ended September 30, 2024 and 2023. For the six months ended September 30, 2024, and 2023, operating lease costs were $1.2 million for each period.
During the nine months ended September 30, 2024, the Company recognized noncash increases for the right-of-use asset obtained in exchange for new operating lease liabilities due to a lease renewal and the entry into a new lease for an aggregate amount of $1.0 million. There were no such transactions during the nine months ended September 30, 2023. The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of September 30, 2024
2024	$363
2025	1,458
2026	958
2027	376
2028	62
Total lease payments	$3,217
Less imputed interest	283
Present value of lease liabilities	$2,934
Additional information relating to the Company’s operating leases follows (unaudited):

As of September 30, 2024
Weighted average remaining lease term (years)	2.18
Weighted average discount rate	7.4%
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
After a review of the four sources of taxable income as of September 30, 2024, and after consideration of the Company’s cumulative loss position as of December 31, 2023, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $58.5 million as of September 30, 2024.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination for U.S. federal income tax returns for years before December 31, 2019 and for state income tax returns, the Company is no longer subject to examination for years before December 31, 2018. As of September 30, 2024, the Company had no outstanding tax audits. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.
15. Subsequent Events
The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.
On October 3, 2024, the Company announced its completion of two securities offerings raising aggregate gross proceeds of $6.9 million: a registered offering of Common Stock and concurrent private placement of warrants exercisable for Common Stock with certain institutional and accredited investors, and an unregistered private placement transaction of Common Stock and warrants exercisable for Common Stock with William W. Smith Jr., the Company's Chief Executive Officer, a related party, who participated in the private placement through a trust for which he serves as co-trustee. The registered offering of 3,321,881 registered shares of the Company's Common Stock together with the concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company’s Common Stock resulted in gross proceeds to the Company of approximately $3.9 million, including $0.2 million from another related party, prior to transaction expenses. The private placement transaction with the Company’s Chief Executive Officer of 2,575,107 unregistered shares of the Company's Common Stock together with unregistered warrants to purchase an equal number of shares of the Company’s Common Stock resulted in gross proceeds to the Company of approximately $3.0 million prior to transaction expenses. Both offerings were approved by an independent special committee of the Company's Board of Directors and were priced based on the market value of the offered securities, at a purchase price of $1.165 per share of Common Stock with a warrant exercise price of $1.04 per share of Common Stock. Each of the warrants issued in the October 2024 offerings are exercisable at any time beginning six months following their original issuance and will expire five years from such date.
Pursuant to the terms of an agreement previously entered into with Roth, which expired on September 29, 2024, Roth received certain “tail” compensation in the form of a cash fee of $54,000. In addition, concurrent with the offerings, the Company issued to Roth a warrant to purchase up to 20,000 shares of the Company’s Common Stock (the “Roth Warrant”), which has substantially the same terms as the warrants issued in the registered offering, except that the Roth Warrant has an exercise price of $1.46 per share of Common Stock and will expire two-and-a-half years from the effective date of the October registered offering.
On October 21, 2024, the Company filed a definitive proxy statement for a Special Meeting of Stockholders that was set for November 12, 2024 to approve the issuance of the number of shares of the Company’s Common Stock that would cause William W. Smith, Jr. to beneficially own twenty percent or more of the Company, through the exercise of the warrants purchased in the unregistered private placement transaction. The Special Meeting of Stockholders was subsequently adjourned until December 10, 2024. On October 28, 2024, the Company filed a registration statement with the SEC (File No. 333-282858) registering the resale of the shares of stock in the aforementioned private placement transaction and the shares of common stock issuable upon exercise of the warrants issued concurrently with the registered offering and the warrants issued in the separate private placement transaction with our Chief Executive Officer. This registration statement was declared effective by the SEC on November 8, 2024.

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
In the third quarter of 2024, our revenues declined by 58% to $4.6 million compared to the third quarter of 2023, primarily driven by a $5.2 million decrease in our Family Safety product line, coupled with a $1.0 million decrease in ViewSpot revenues. These revenue declines primarily resulted from the losses of a Family Safety contract with a Tier 1 carrier during 2023 and two ViewSpot contracts coupled with decreases associated with legacy Sprint Safe & Found revenue as subscribers migrate to the T-Mobile network. As a result of the decline in revenues, our gross profit decreased during the third quarter of 2024 to $3.3 million, representing a decrease of $5.1 million as compared to the third quarter of the prior year. Our operating expenses decreased during the third quarter of 2024 compared to the third quarter of 2023 by approximately $0.8 million, primarily due to quarter-over-quarter reductions in sales and marketing expenses coupled with a decline in general and administrative costs. The net loss for the third quarter of 2024 was $6.4 million, resulting in a net loss of $0.54 per basic and diluted share.
We currently provide white label Family Safety applications to two Tier 1 wireless carriers in the United States and believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers. Further, we executed new, multi-year Family Safety agreements with a Tier 1 carrier in Europe in the fourth quarter of 2023 and a U.S.-based carrier in the first quarter of 2024. The new Family Safety solution with the U.S. based carrier launched on our SafePath Global platform during the second quarter of 2024, and associated marketing activities for that product have begun. Additionally, the Family Safety solution for the Tier 1 European carrier is expected to launch in the near term, and we are anticipating this carrier to conduct robust marketing activities related to that solution.

Refer to the section titled "Liquidity and Capital Resources" for discussion of material changes in cash, Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to Common Stock, Note 5 for discussion regarding changes related to the warrant liabilities, Note 7 for discussion regarding changes to goodwill.
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
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2024 and 2023. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.4	23.0	31.5	26.0
Gross profit	71.6%	77.0%	68.5%	74.0%
Operating expenses:
Selling and marketing	44.3	22.3	46.2	26.7
Research and development	78.2	33.7	72.7	41.1
General and administrative	58.4	26.7	52.7	29.3
Depreciation and amortization	30.6	14.2	31.3	15.1
Goodwill impairment	—	—	153.9	—
Total operating expenses	211.6%	96.8%	356.8%	112.3%
Operating loss	(140.0)	(19.8)	(288.3)	(38.3)
Change in fair value of warrant and derivative liabilities	4.8	0.7	2.9	10.8
Loss on derecognition of debt	—	(14.4)	—	(9.3)
Interest (expense) income, net	(0.3)	(13.1)	0.6	(17.8)
Other (expense) income, net	(1.5)	0.1	0.8	(0.2)
Loss before provision for income taxes	(137.0)%	(46.5)%	(284.0)%	(54.7)%
Provision for income tax expense	—	0.1	0.3	0.1
Net loss	(137.0)%	(46.7)%	(284.3)%	(54.8)%
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenues. Revenues were $4.6 million and $11.0 million for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $6.4 million, or 58%. This decrease was primarily related to declines associated with our Family Safety product line of $5.2 million, which was primarily resulting from the loss of revenue from a Family Safety contract with a Tier 1 carrier that concluded during the fourth quarter of 2023 and the legacy Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network coupled with a decline in ViewSpot revenue of $1.0 million that was primarily due to two of our contracts that concluded since September 2023.
Cost of revenues. Cost of revenues were $1.3 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. This decrease of $1.2 million was primarily due to the period-over-period decline in revenue coupled with cost reduction efforts.

Gross profit. Gross profit was $3.3 million, or 71.6% of revenues, for the three months ended September 30, 2024, compared to $8.5 million, or 77.0% of revenues, for the three months ended September 30, 2023. The decrease of approximately $5.1 million in gross profit was primarily driven by the period-over-period decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $2.1 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. This decrease of approximately $0.4 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken by the Company.
Research and development. Research and development expenses were $3.6 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively. Decreases in personnel related costs of $0.3 million were partially offset by increases in severance related costs of $0.2 million.
General and administrative. General and administrative expenses were $2.7 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively. This decrease of approximately $0.2 million was primarily related to declines in personnel related costs of approximately $0.1 million and decreases in stock-based compensation of approximately $0.1 million.
Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended September 30, 2024 and 2023. Amortization expense was $1.3 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it decreased by approximately $0.2 million period-over-period.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The total increase in income of approximately $0.1 million resulted from valuation related impacts to the warrant and derivative liabilities in the respective periods.
Loss on derecognition of debt. The loss recognized on derecognition of debt was $1.6 million for the three months ended September 30, 2023, resulting from installment payments made on the convertible notes issued under the Note and Stock offering in August 2022 (the "Notes") in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative and discounts. There was nothing commensurate in the three months ended September 30, 2024 as the convertible notes were retired at maturity as of December 31, 2023.
Interest (expense) income, net. Interest expense, net was nominal for the three months ended September 30, 2024 and $1.4 million for the three months ended September 30, 2023. The period-over-period change of $1.4 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the Notes, which were fully retired effective December 31, 2023.
Other (expense) income, net. Other expense, net was $0.1 million for the three months ended September 30, 2024 and nominal for the three months ended September 30, 2023.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended September 30, 2024 and 2023. There were no material changes in the period-to-period comparison.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues. Revenues were $15.6 million and $32.3 million for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $16.7 million, or 52%. This decrease was primarily related to declines associated with our Family Safety product line of $14.4 million, which was primarily resulting from the loss of revenue from a Family Safety contract with a Tier 1 carrier that concluded during the fourth quarter of 2023 coupled with legacy Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network. Also contributing to the period-over-period revenue decrease was a decline in ViewSpot revenue of $1.8 million primarily due to two of our contracts concluding subsequent to the end of September 2023.
Cost of revenues. Cost of revenues were $4.9 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of $3.5 million was primarily due to the period-over-period decline in revenue coupled with cost reduction efforts.
Gross profit. Gross profit was $10.7 million, or 68.5% of revenues, for the nine months ended September 30, 2024, compared to $23.9 million, or 74.0% of revenues, for the nine months ended September 30, 2023. The decrease of $13.2 million in gross profit was primarily driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $7.2 million and $8.6 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of $1.4 million was primarily due to decreases in personnel-related costs of $1.0 million coupled with a period-over-period decline in marketing costs of $0.6 million and a decrease in travel costs of $0.1 million, partially offset by an increase in stock-based compensation of approximately $0.3 million.
Research and development. Research and development expenses were $11.3 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of approximately $1.9 million was primarily due to a decline in personnel-related costs of approximately $1.6 million and reductions in contractor costs of $0.2 million coupled with a decline in severance related costs of approximately $0.2 million, partially offset by an increase in stock-based compensation of approximately $0.1 million.
General and administrative. General and administrative expenses were $8.2 million and $9.4 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of $1.2 million was primarily related to declines in personnel-related costs of approximately $0.7 million, a decrease in professional fees of approximately $0.2 million and a reduction in occupancy costs of approximately $0.2 million.
Depreciation and amortization. Depreciation expense was $0.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense was $4.6 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in depreciation expense of approximately $0.2 million was primarily due to certain fixed assets that have now been fully depreciated. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it increased by approximately $0.2 million period-over-period.
Goodwill impairment. The impairment charge for the nine months ended September 30, 2024 occurred during the first quarter of 2024 and was based on a quantitative valuation which led to the conclusion that that the carrying value of our single reporting unit exceeded its fair value by $24.0 million.
Change in fair value of warrant and derivative liabilities. Change in fair value of warrant and derivative liabilities was $0.4 million of income for the nine months ended September 30, 2024 and $3.5 million for the nine months ended September 30, 2023, a decrease of approximately $3.0 million. The fair value adjustments resulted from valuation related impacts to the warrant and derivative liabilities combined with the settlements of the Notes in the nine months ended September 30, 2023. The Notes were retired at maturity in December 2023, and thus there were no changes in the fair value of the derivative liability in 2024.
Loss on derecognition of debt. The loss recognized on derecognition of debt was $3.0 million for the nine months ended September 30, 2023. The $3.0 million loss recognized for the nine months ended September 30, 2023 resulted from installment payments made on the Notes in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative and discounts. There was nothing commensurate in the nine months ended September 30, 2024 as the convertible notes were retired at maturity as of December 31, 2023.
Interest (expense) income, net. Interest income, net was $0.1 million for the nine months ended September 30, 2024 and interest expense, net was $5.7 million for the nine months ended September 30, 2023. The period-over-period change in interest income (expense), net of $5.8 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the Notes, which were fully retired effective December 31, 2023.
Other (expense) income, net. Other income, net was $0.1 million for the nine months ended September 30, 2024 and Other expense, net was $0.1 million for the nine months ended September 30, 2023. The period-over-period change was primarily related to income derived from the licensing of several of our patents in February 2024.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the nine months ended September 30, 2024 and 2023. There were no material changes in the period-to-period comparison.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations.
As of September 30, 2024, the Company's cash and cash equivalents were approximately $1.5 million. Subsequent to September 30, 2024, as more fully described in Note 15 of our Notes to the Consolidated Financial Statements included in this Report, in order to fund working capital and for other general corporate purposes, we received net cash proceeds of approximately $6.5 million through the issuance of our Common Stock pursuant to a registered direct offering and a concurrent private placement, in each case, with accompanying unregistered warrants.
Our liquidity is being adversely impacted by the effect of the aforementioned loss during 2023 of our Family Safety contract with a Tier 1 carrier on our results of operations since we are receiving no revenue from that contract during 2024.

While we have adjusted our cost structure and we anticipate marketing efforts to expand for one of our existing Tier 1 carrier customers in order to drive subscriber growth on our Family Safety product, and we expect to generate additional revenues from our launch with a carrier customer in the U.S. and our upcoming launch with a Tier 1 carrier in Europe, the timing of that anticipated revenue growth versus the immediate and current impact of the contract loss could cause the cash and cash equivalents on hand and expected to be generated in the next twelve months and beyond to be insufficient to fund operations at the current levels.
This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all our outstanding debt was retired as of December 31, 2023. The availability of sufficient funds will depend to an extent on the timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2023 Form 10-K under the heading, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.
Cash Flows
Changes in cash and cash equivalents are as follows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(9,368)	$(5,950)
Net cash provided by investing activities	181	66
Net cash provided by (used in) financing activities	3,571	(160)
Net decrease in cash and cash equivalents	$(5,616)	$(6,044)
Operating activities
Net cash used in operating activities was $9.4 million for the nine months ended September 30, 2024. The primary uses of operating cash were a net loss of $44.3 million less non-cash expenses totaling $31.7 million, including a goodwill impairment charge of $24.0 million, depreciation and amortization of $4.9 million and stock compensation expense of $3.5 million, coupled with a decrease in accounts payable and accrued liabilities of $1.4 million primarily due to the timing and change in payments for accounts payable and payroll, partially offset by a decrease in accounts receivable of $4.5 million due to the timing of cash collections from customers.
Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2023. The primary uses of operating cash were the net loss of $17.7 million less non-cash expenses totaling $13.0 million, and a decrease in accounts payable and accrued liabilities of $2.2 million partially offset by an increase in other liabilities of $0.6 million, a decrease in accounts receivable of $0.2 million and a decrease in prepaid expenses and other assets of $0.2 million.
Investing activities
Net cash provided by investing activities of $0.2 million for the nine months ended September 30, 2024 was primarily attributable to the net proceeds from licensing several of our patents in February 2024. Net cash provided by investing activities for nine months ended September 30, 2023 was $0.1 million.
Financing activities
Net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2024 was primarily attributable to the net cash proceeds of $3.4 million from the Registered Direct Offering and Private Placement conducted in May 2024 and borrowings of $1.0 million less repayments of $0.8 million from short-term insurance premium financing arrangements.
Net cash used by financing activities was $0.2 million for the nine months ended September 30, 2023.

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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased(1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 1 - 31, 2024	8,881	$2.28	—	—
August 1 - 31, 2024	19,961	$0.80	—	—
September 1 - 30, 2024	4,527	$0.58	—	—
Total	33,369	$1.16
(1)Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All the shares were cancelled when they were acquired by the Company.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2024
4.2	Form of Private Placement Common Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2024
4.3	Form of Roth Warrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 3, 2024
10.1*
Form of RDO Purchase Agreement by and among the Registrant and the Purchasers signatory thereto, dated October 1, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2024

10.2*
Form of Private Placement Purchase Agreement by and among the Registrant and the Purchasers signatory thereto, dated October 1, 2024 incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2024

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________
* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy any of the omitted exhibits or schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 13, 2024	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2024	By /s/	James M. Kempton
James M. Kempton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)