Form 10-K
period 2024-12-31
SMITH MICRO SOFTWARE, INC.
filed 2025-03-12
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $21,476,663 based upon the closing sale price of such stock as reported on the Nasdaq Capital
Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.
As of March 10, 2025, there were 17,773,859 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K

SMITH MICRO SOFTWARE, INC.
2024 ANNUAL REPORT ON FORM 10-K

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
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results or performance could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:
•our customer concentration, given that the majority of our sales currently depend on a few large customer relationships;
•our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers, their ability to attract customers, and their willingness to promote our products;
•our ability to hire and retain key personnel;
•the possibility of security and privacy breaches in our systems and in the third-party software and/or systems that we use, damaging customer relations and inhibiting our ability to grow;
•interruptions or delays in the services we provide from our data center hosting facilities that could harm our business;
•our dependency upon effective operation with operating systems, devices, networks, standards, and other third-party technology that we do not control and on our continued relationships with mobile operating system providers, device manufacturers, mobile software application stores, and other third-party technology providers on commercially reasonable terms or at all;
•our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, which we do not control;
•the potential existence of undetected software defects in our products and our failure to resolve detected defects in a timely manner;
•our ability to remain a going concern;
•our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;
•our ability to be profitable;
•current and potential future negative impacts from cost reduction efforts we have taken and may in the future undertake;
•changes in our operating income due to shifts in our sales mix and variability in our operating expenses;
•potential adverse effects relating to our ability to realize goodwill and net intangible assets, as well as potential dilution concerns relating to currently outstanding warrants;
•our current customer concentration within the vertical wireless carrier market, and the potential impact to our business resulting from changes within this vertical market, or failure to penetrate new markets;
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
•the impact of governmental regulations on our and our customers’ business and industry;
•our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;
•the risk of being delisted from Nasdaq if we fail to meet any of its applicable listing requirements;
•longer sales and launch cycles for our products due to lengthy contractual and go-to-market processes;
•our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•the availability of third-party intellectual property and licenses needed for our operations and our products and services on commercially reasonable terms, or at all;
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
To address these challenges, Smith Micro offers the following solutions:

Products
SafePath®– Comprised of SafePath OS™, SafePath Kids™, SafePath Family™, SafePath Global™, SafePath IoT™, SafePath Home™, and SafePath Premium™, the SafePath product suite provides comprehensive and easy-to-use tools to protect family digital lifestyles and manage connected devices both inside and outside the home. As a carrier-grade, white-label platform, SafePath empowers MNO and cable operators to bring to market full-featured, on-brand family safety solutions that provide in-demand services to mobile subscribers. These solutions include location tracking, parental controls, driver safety functionality, and enhanced AI/machine learning to optimize and customize families' online experience, provide cyberbullying protection, social media intelligence, and public safety notifications for parents or guardians. Our SafePath-based solutions have traditionally been delivered to end-users as value-added services, offering new revenue streams for MNOs while helping to increase brand affinity and reduce subscriber churn. In 2024, we launched two new innovations on our SafePath platform. First, we deployed and launched SafePath Global™, a new deployment and launch model that allows MNOs to rapidly deliver SafePath to their users with faster time-to-market, minimal reliance on MNO's resources, and easy customer onboarding. Second, we launched SafePath Kids, a new and innovative implementation of our solution which enables MNOs to offer rate plans for children with built-in protections, not as a value-added service but as an integral component of the MNO offering. In 2025 we plan to deploy SafePath OS, a software solution designed to be pre-installed and configured on mobile devices to enable MNOs to offer kids phones and senior phones with key features and protections of our SafePath family safety solution out of the box.
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
CommSuite® – The CommSuite premium messaging platform helps mobile service providers deliver a next-generation voicemail experience to mobile subscribers, while monetizing a legacy cost-center. CommSuite Visual Voicemail (“VVM”) and Premium Visual Voicemail ("PVVM") quickly and easily allows users to manage voice messages just like email or SMS with reply, forwarding and social sharing options. CommSuite also enables multi-language Voice-to-Text (“VTT”) transcription messaging, which facilitates convenient message consumption for users by reading versus listening. The CommSuite platform is available to both postpaid subscribers as well as prepaid subscribers and is installed on millions of Android handsets in the United States.
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
One of the Company's U.S. Tier 1 carrier customers terminated its family safety contract with Smith Micro, effective June 30, 2023, and elected to continue to receive services under the contract for a transitional period through November 30, 2023. The revenues associated with that customer contract were approximately 36% of our total revenues for 2023. We did not have any further revenue from this contract in 2024.

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
Human Capital Resources
As of December 31, 2024, we had a total of 164 employees within the following departments: 117 in engineering and operations, 31 in sales and marketing, and 16 in management and administration. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good. We believe that our strength and competitive advantage is our people. We value the skills, strengths, and perspectives of our diverse team and foster a participatory workplace that enables people to get involved in making decisions. The Company provides various training and development opportunities to foster an environment in which employees are encouraged to be creative thinkers who are driven, focused, and interested and able to advance their knowledge and skills in ever-changing technology.

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
Risks Related to our Business Operations
We derive a significant portion of our revenues from sales to a concentrated number of customers, and a reduction in sales to any of them have adversely impacted, and in the future may adversely impact, our revenues and operating results.
We sell our wireless products and solutions primarily to large wireless carriers, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2024, sales to our three largest customers comprised 58%, 20%, and 14% of our revenues. No other customer was greater than 10% of our revenues individually.
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
Our growth depends in part on our customers’ ability and willingness to timely launch and deliver our products and services, to promote our products and services, and to attract and retain new end user customers or achieve other goals outside of our control.
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

Competition for these employees remains high and employee retention is a common problem in our industry. Our inability to attract and retain the highly trained technical personnel that are essential to our product development, sales, marketing, service, and support teams may limit the rate at which we can generate revenue, develop new products or product enhancements, and generally would have an adverse effect on our business, financial condition, and results of operations.
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
The success of our products depends upon effective operation with operating systems, devices, networks, standards, and other third party technology that we do not control and on our continued relationships with mobile operating system providers, device manufacturers, and other third-party technology providers. Changes in our products or to those operating systems, devices, networks, standards, or third-party technology, or interference with those relationships may seriously harm our customers’ ability to retain or attract new users and may harm our revenue and growth.
We are dependent on the interoperability of our products with popular operating systems, devices, networks, standards, and other third party technology that we do not control. For example, we depend upon the interoperability of our mobile products with the Android and iOS mobile operating systems. Any changes, bugs or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, mobile carriers, or other third-party technology providers, or in their terms of service or policies that degrade our products’ functionality, reduce, or eliminate our ability to distribute our products, or give preferential treatment to competitive products could adversely affect the usage of our products.
We maintain relationships with mobile device manufacturers which provide us with insights into product development and emerging technologies and which in some cases support our ability to interoperate with mobile devices in the manner necessary for the proper functioning of our products. These insights allow us to keep abreast of, or to anticipate, market trends and help us to serve our current and prospective customers. Mobile device manufacturers are under no obligation to continue providing us with these valuable insights nor to continue to support our interoperability with their devices in the manner necessary for the proper functioning of our products. If we are unable to maintain our existing relationships with mobile device manufacturers, if we fail to enter into relationships with additional mobile device manufacturers, or if mobile device manufacturers favor one of our competitors, our ability to provide products that meet our current and prospective customers’ needs could be compromised and our reputation and future revenue prospects could suffer. For example, if our software does not function well with a popular mobile device because we have not maintained a relationship with its manufacturer, carriers seeking to provide that device to their respective customers may choose an alternative solution. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenues.
We rely on our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, and/or by causing our software to be pre-loaded on the mobile devices that they distribute, which in each case we do not control. Changes in the application stores’ policies and/or terms of service and other barriers to our distribution via mobile software application stores, or delays or interruptions in the ability of our customers to cause our software to be pre-loaded onto the devices that they distribute, may seriously harm our ability to maintain and/or grow the subscriber base for our products and services and could materially and adversely affect our financial condition and results of operations.
Because mobile software applications are key components of our products and services, the success of our business is dependent on our ability and/or our customers’ ability to distribute our mobile software applications through mobile software application stores, which are subject to terms and policies that are controlled by and subject to change in the discretion of the third-party operators of the application stores, or in certain cases by causing our software applications to be pre-loaded onto the devices that our customers distribute to their end users. In addition, each of the application store operators has approval authority over our mobile software applications as a condition to our distribution of our mobile software applications through the applicable application store, and any delay or withholding of any such approval can lead to delays in the availability of new releases, which may harm our customer relationships and adversely affect our business. There is also no guarantee that any approval will not be rescinded in the future. Any changes to third party application stores or their policies, terms or service or approvals, and where applicable, any delay or interruption in the ability of our software to be pre-loaded onto the devices that our customers distribute to their end users, and other barriers that restrict our ability to distribute our mobile software applications, including government actions, orders, or restrictions, may seriously harm our ability to maintain and/or grow the subscriber base for our products and services and could materially and adversely affect our financial condition and results of operations.
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
•Dispose of one or more product lines, and/or
•Sell or license intellectual property.
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
It is likely that we may need or choose to obtain additional financing to fund our future activities. We could raise these funds by selling more stock to the public or to selected investors, or by entering into borrowing arrangements. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. Our inability in the future to obtain additional equity or debt capital on acceptable terms, or at all, could adversely impact also our ability to execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.
Additionally, the securities purchase agreements we have entered into in the past, and may enter into in the future, may include certain restrictions restricts or otherwise impair our ability to obtain additional financing using certain types of transactions.
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
During 2024 and 2023, we have been in a net loss position, partially driven by the loss of one of our U.S. Tier 1 customers in 2023. In February 2023, following receipt of notice of termination of this U.S. Tier 1 customer contract, we announced we would accelerate our efforts designed to reduce operating costs to advance our ongoing commitment to profitable growth. As a result, we have reduced operating expenditures significantly since that date, and we may need to continue such efforts. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results. Moreover, although we believe that these efforts have reduced operating costs and improved operating margins, we cannot guarantee that we will sustain the targeted benefits, or that the benefits will be adequate to meet our long-term profitability and operational expectations. Concurrently, we are focusing our efforts on growing our customers’ subscribers on the SafePath platform and offering expanded offerings to our existing and prospective customers that we believe are more closely aligned with their core business objectives, which we expect will increase our revenues, however we cannot guarantee that our efforts will be successful or will result in an increase in our revenues in the manner that we expect or at all. If we do not achieve certain revenue targets subsequent to these efforts, we may need to undertake further cost reduction actions, which may include further restructurings.
The results of cost reduction efforts undertaken by the Company could negatively impact the Company's future operational goals and may negatively impact the Company.
The Company's actions to reduce operating costs as a result of the receipt of the notice of termination of one of our U.S. Tier 1 customer contracts caused the Company to incur additional charges related to severance and reorganization activities in 2023 and 2024, which included charges related to employee transition, severance payments, employee benefits, and stock-based compensation. Similar events and/or operating cost reduction efforts in the future could cause the Company to take similar remedial actions, which could cause the Company to incur additional charges in the short-term period following such events or actions. Additional continuing risks associated with the impact of these efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our cost reduction efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
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
As of December 31, 2024, we had total goodwill and net intangible assets of $34.6 million. We assess goodwill and definite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.
Exercise of outstanding warrants issued in connection with our capital raising efforts will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
As of March 10, 2025, there were warrants outstanding to purchase up to 8,382,048 shares of our common stock at exercises prices ranging from $1.04 to $21.20. The exercise of some or all of these warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock that we issued upon exercise of these warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of these warrants may encourage short selling by market participants because the exercise of the warrants could be used to satisfy short positions.

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
Our success depends on our ability to anticipate and adapt to changes in technology and industry standards, including changes in the operating systems with which our products are designed to be compatible, and to changes in customer demands. The communications software markets in which we operate are characterized by rapid technological change, changing customer needs, frequent new product introductions, evolving industry standards, and short product life cycles. Any of these factors could render our existing products obsolete and unmarketable. New products and product enhancements can require long development and testing periods as a result of the complexities inherent in today’s mobile technology environment and the performance demanded by customers. If our target markets do not develop as we anticipate, if our products do not gain widespread acceptance in these markets, or if we are unable to develop new versions of our software products that can operate on future wireless networks and PC and mobile device operating systems and interoperate with relevant third-party technology, our business, financial condition and results of operations could be materially and adversely affected.
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
The data privacy, data protection, and information security laws and regulations to which we are and may become subject address and will address a range of issues, including data privacy, cybersecurity, age-appropriate design, and restrictions or technological requirements regarding the collection, use, storage, protection, retention, or transfer of personal information. The regulatory framework and enforcement mechanisms for data privacy and cybersecurity issues worldwide can vary substantially between jurisdictions. New laws continue to be enacted that may require considerable resources to ensure timely and ongoing compliance given the nuances of each jurisdiction’s legal obligations. For example, more U.S. states are enacting comprehensive data privacy laws similar to the California Consumer Privacy Act of 2018 and the substantial amendments to that framework from the California Privacy Rights Act (CPRA), which took effect in January 2023, that provide new data privacy rights to state residents, expand certain protections to personal information of employees in the state, and create special degrees of protection for certain “sensitive” personal information. The CPRA establishes a dedicated California data protection authority, which may increase enforcement actions and penalties for privacy regulation violations, as well as audits of possible violations. Additionally, expanded business-to-business personal information protections may require additional negotiation of new and existing data processing agreements with service providers. We may also be or become subject to laws requiring age-appropriate design of online products accessed by children, which may require us to expend resources to make conforming updates to our products. Burgeoning legal obligations may require expenditure of considerable resources to establish and maintain the necessary internal infrastructure to comply with monitoring obligations, requests from data subjects, and other requirements, which may limit the use and adoption of our offerings. Other state and federal legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to privacy, data protection, and information security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, and information security privacy, data protection, and information security. For the offerings that are distributed by our customers under their respective brands, our customers develop the applicable privacy policies, terms of service and other similar materials and statements. If any of these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, claims, litigation, enforcement actions by regulators, contractual penalties or indemnification obligations, or other adverse consequences.
We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy, data protection, and information security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, including the third-party providers of services we utilize to deliver some of the functionality of our offerings, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection, and information security obligations, we could face significant consequences, including but not limited to significant fines, penalties, or liabilities for noncompliance, government enforcement actions, litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
Our solutions are generally distributed by or on behalf of our customers under their respective brands, and in such instances our customers are responsible for maintaining the direct relationship with the end user, including by establishing the end user terms of use, privacy policies and other commercial terms for the use of our products. Failure by our customers to establish or any deficiency in such terms could expose us to liability.
Our solutions are distributed by or on behalf of our mobile operator customers, under the mobile operator’s brand, to their end customers. As such our mobile operators, and not the Company, maintain the direct relationship with the end users for our solutions. We require our mobile operator customers to establish appropriate end user terms, privacy policies and other commercial terms with their end users, which include without limitation appropriate license grants and/or rights of use and access, warranty disclaimers, and other customary and contractually agreed terms. If these end user terms, agreements, or policies are deficient, lacking in transparency, deceptive, unfair, lack sufficient warrant disclaimers, misrepresent the role of the Company or are otherwise inadequate to protect the mobile operator’s or the Company’s interests, we may be subject to claims, litigation, or other adverse consequences.
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
Our success is dependent upon our software code base, our programming methodologies and other intellectual properties and proprietary rights. In order to protect our proprietary technology, we rely on a combination of trade secrets, nondisclosure agreements, patents, and copyright and trademark law. We currently own U.S. trademark registrations for certain of our trademarks and U.S. patents for certain of our technologies. However, these measures afford us only limited protection. For our mobile applications that are distributed by our carrier customers to their end users, we rely on our carrier customers to establish binding end user terms. It is possible that third parties may copy or otherwise obtain our rights without our authorization. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to detect unauthorized use of our intellectual property and proprietary rights. In addition, we sometimes include open-source software in our products. As a result of our use of open-source software in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent independent development, unauthorized use, or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
If we fail to comply with the requirements for continued listing on the Nasdaq Stock Market, our common stock could be delisted from trading on Nasdaq, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.
Our common stock is currently listed for quotation on the Nasdaq Stock Market. We are required to meet specified requirements in order to maintain our listing on Nasdaq. We could lose our listing on Nasdaq if in the future we become non-compliant with any of the Nasdaq continued listing requirements and, if applicable, we would not remedy such failure within the time allotted by Nasdaq, including for example if the closing bid price of our common stock were to fall and remain below $1.00 per share for more than 30 consecutive business days and we were not able to remedy that failure in the allotted time, or if in the future we would fail to comply with any of the other Nasdaq listing requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk Management and Strategy
In our business, we recognize the risk that cybersecurity threats pose to our operations, and as such, cybersecurity is an important component of our overall risk management strategy. We have adopted and implemented an approach to identify and mitigate cybersecurity risks utilizing the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) as a guideline to help management identify, assess, reassess, and manage cybersecurity risks. We have developed and implemented cybersecurity programs and processes, including risk management and assessment programs, network segmentation, deployment of detection tools across our network, systems and databases, security and event monitoring capabilities, a detailed incident response plan and an incident response team. Our incident response team is led by our Chief Information Officer, who has over 23 years of experience in information technology leadership and information security, serving in roles of increasing responsibility within private and public companies, and also includes our General Counsel and our Chief Financial Officer. We conduct an initial assessment on the cybersecurity profile of our third party vendors as they are onboarded and evaluate their cyber security programs and safeguards before allowing them access in our environments. We utilize cyber intelligence to provide continuous monitoring and scanning of systems to provide awareness if any of our vendors have security incidents. Within our purchasing and third-party vendor management programs, we require all vendors who handle our data as well as vendors who provide technology and data services to maintain certain security protections including compliance with applicable data protection laws and implementation of administrative, physical, and technical safeguards to protect our data, including storage, transmission, and access. We have implemented advanced detection, prevention and protection capabilities, including practices and tools to monitor and mitigate threats. We provide at least quarterly company-wide cybersecurity information training and routinely communicate with employees about the potential for cybersecurity threats. We additionally deploy technical safeguards that are designed to protect our information systems from cybersecurity threats including firewalls, intrusion penetration and detection systems, anti-malware functionality and access controls, vulnerability assessments and cybersecurity threat intelligence. We continuously monitor and assess our information technology and data assets to detect anomalies and to respond quickly to threats that may arise. In certain instances, we engage third parties to conduct or assist us with conducting cybersecurity risk assessments, information security program assessments and external threat environment reviews.
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
Item 2. PROPERTIES
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. In January 2024, we executed a renewal on a lease where we occupy approximately 8,513 square feet of space in Aliso Viejo, California that now expires on February 29, 2028. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2026, and approximately 2,659 square feet in Braga, Portugal under a lease that expires May 31, 2027. Each of the above properties is used by our sole reportable operating segment: Wireless.
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
Holders
As of March 10, 2025, there were approximately 70 holders of record of our common stock based on information provided by our transfer agent.
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
Purchases of Equity Securities by the Company
The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased(1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
October 1 - 31, 2024	17,514	$1.02	0.00	0.00
November 1 - 30, 2024	54,315	0.90	0.00	0.00
December 1 - 31, 2024	2,659	0.77	0.00	0.00
Total	74,488	$0.92
(a)Includes the acquisition of stock by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards in an aggregate amount of 74,488 shares during the periods set forth in the table. All of the shares were canceled when they were acquired.
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
In 2024, our revenues declined by 50% to $20.6 million, primarily driven by an $18.1 million decline in revenues in our Family Safety product line, coupled with a $2.3 million decline in ViewSpot revenues. The revenue decline was primarily associated with the impact of the loss of a Tier 1 Family Safety contract, which concluded in November 2023. The revenues associated with that customer accounted for approximately 36% of our total revenues for 2023 and we recognized no revenues related to that contract in 2024. Other factors impacting the decline in revenues were the losses of two ViewSpot contracts, coupled with T-Mobile's efforts to migrate legacy Sprint subscribers to the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers. As a result of the decrease in revenue, gross profit declined to $14.4 million in 2024, a decrease of $15.9 million compared to the prior year. To address the impact of that Tier 1 Family Safety contract termination, starting in the first quarter of 2023 and continuing in 2024, we undertook multiple restructuring efforts that have resulted in the elimination of approximately 48% of the Company's global workforce. While operating expenses increased in 2024 by approximately $15.5 million, the increase was primarily due to a non-cash goodwill impairment charge of $24.0 million. We realized year-over-year reductions in Research and Development, Sales and Marketing and General and Administrative expenses of $3.1 million, $2.2 million and $2.2 million, respectively, as a result of the cost reduction efforts undertaken. These decreases resulted in an 18% reduction in operating expenses, excluding goodwill impairment, in 2024 as compared to 2023, which follows a 26% reduction in operating expenses in 2023 as compared to 2022. The net loss for 2024 was $48.7 million, resulting in a net loss of $3.94 per basic and diluted share.
We believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers as we provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, a Tier 1 carrier in Europe launched a new SafePath-based family safety solution in the fourth quarter of 2024 and began conducting robust marketing activities related to that solution during the first quarter of 2025. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers. In addition, with the recent expansion of our SafePath product line, most notably with SafePath Kids and SafePath OS, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators in our industry.
Refer to section titled "Liquidity and Capital Resources" for discussion of significant material changes in cash and Note 7 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to the notes payable, derivative liabilities, and warrant liabilities.

Results of Operations
The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2024	2023
Revenues	100.0%	100.0%
Cost of revenues	29.8	25.8
Gross profit	70.2	74.2
Operating expenses:
Selling and marketing	43.2	27.1
Research and development	68.5	42.0
General and administrative	51.5	31.3
Depreciation and amortization	30.6	18.0
Goodwill impairment	116.7	—
Total operating expenses	310.5	118.3
Operating loss	(240.3)	(44.2)
Change in fair value of warrant and derivative liabilities	1.8	10.3
Loss on derecognition of debt	—	(9.8)
Interest income (expense), net	0.5	(15.5)
Other income (expense), net	1.0	(0.1)
Loss before provision for income tax (benefit) provision	(237.0)	(59.3)
(Benefit) provision for income tax expense	(0.1)	0.4
Net loss	(236.9)%	(59.7)%
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
Goodwill impairment. Goodwill impairment represents the charge recorded in the amount of the carrying value of the Company's single reporting unit exceeding its fair value.
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
Other income (expense), net. Other income (expense), net is primarily related to fixed asset disposals and other non-operating gains or losses.
(Benefit) provision for income tax expense. Income tax (benefit) expense is primarily related to the provision for federal, state, and foreign taxes imposed upon our results of operations.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenues. Revenues were $20.6 million and $40.9 million for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $20.3 million, or 50%. This decrease was driven by declines in Family Safety and ViewSpot revenues of approximately $18.1 million and $2.3 million, respectively. This decline in revenues was primarily as a result of the losses of a Family Safety contract with a Tier 1 carrier and two ViewSpot contracts, coupled with the migration of legacy Sprint customers onto the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for Family Safety.
Cost of revenues. Cost of revenues were $6.1 million and $10.6 million for the years ended December 31, 2024 and 2023, respectively. This decrease of approximately $4.4 million was primarily due to cost reduction efforts in 2024 and the year-over-year decline in revenue.
Gross profit. Gross profit was $14.4 million, or 70.2% of revenues, for the year ended December 31, 2024, compared to $30.3 million, or 74.2% of revenues, for the year ended December 31, 2023. The decrease of $15.9 million in gross profit was a result of the year-over-year decline in revenue volume.
Selling and marketing. Selling and marketing expenses were $8.9 million and $11.1 million for the years ended December 31, 2024 and 2023, respectively. This decrease of $2.2 million was primarily due to decreases in personnel related costs of $1.7 million coupled with a period-over-period decline in marketing costs of $0.6 million and a decrease in travel costs of $0.1 million, partially offset by an increase in stock-based compensation of approximately $0.3 million.
Research and development. Research and development expenses were $14.1 million and $17.1 million for the years ended December 31, 2024 and 2023, respectively. This decrease of approximately $3.1 million was primarily due to the decline in personnel-related costs of approximately $2.9 million associated with the workforce reduction efforts coupled with reductions in contractor costs of $0.2 million due to the substantial completion of SafePath migration efforts during 2023.
General and administrative. General and administrative expenses were $10.6 million and $12.8 million for the years ended December 31, 2024 and 2023, respectively. This decrease of $2.2 million was primarily related to declines in personnel-related costs of approximately $1.0 million associated with the workforce reduction efforts undertaken, a decrease in professional fees of approximately $0.2 million, a reduction in occupancy costs of approximately $0.4 million, and a decline in stock-based compensation of approximately $0.6 million.
Depreciation and amortization. Depreciation expense was $0.4 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense was $5.9 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. The total decrease in depreciation expense of approximately $0.2 million was primarily due to certain fixed assets that have now been fully depreciated. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible asset, and as such it decreased by approximately $0.9 million.
Goodwill impairment. An impairment charge was recorded during the first quarter of 2024 as a result of an interim triggering event leading to an analysis, whereby we concluded that the carrying value of our single reporting unit exceed its fair value by $24.0 million. We did not have a similar charge in the prior year.
Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities of $0.4 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively, resulted from valuation related impacts to warrant and derivative liabilities including changes in stock price, risk-free interest rate, expected term, and expected volatility.
Loss on derecognition of debt. The loss recognized on derecognition of debt for the year ended December 31, 2023 was $4.0 million. This resulted from installment payments made on the convertible notes issued under the Note and Stock offering in August 2022 (the "Notes") in the form of shares, and the required derecognition of the net debt position related to that principal balance, including the derivative, and discounts. There was no commensurate loss in the year ended December 31, 2024 as the convertible notes were retired at maturity as of December 31, 2023.

Interest income (expense), net. Interest income, net was $0.1 million for the year ended December 31, 2024 and interest expense, net was $6.4 million for the year ended December 31, 2023. The period-over-period change in interest income (expense), net of $6.5 million was primarily related to the amortization of the discount and debt issuance costs and stated interest expense related to the Notes, which were fully retired effective December 31, 2023.
(Benefit) provision for income tax expense. Because of our cumulative loss position, the current provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2024, the Company retained a full valuation allowance related to its U.S.-based deferred tax assets of $70.2 million at December 31, 2024.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, and cash generated by operations. We have in the past also generated cash from equity and debt financings. Our primary needs for liquidity relate to working capital requirements for operations. Our working capital requirements will depend on many factors, including the ability to obtain sufficient subscribers, and therefore revenue, from our customers to cover the current level of operating expenses to achieve a level of profitability. As of December 31, 2024, our cash and cash equivalents were approximately $2.8 million and we had no outstanding debt. Our cash flow used in operations was $14.3 million for the year ended December 31, 2024. Our cash balance as of December 31, 2024 was impacted by our transition to a new payment platform with our largest customer, which delayed the receipt of cash from this customer for certain invoices. We were subsequently able to collect $2.5 million of these aged receivables from that customer in January 2025. This delay in cash receipts was the primary driver of the increase in our accounts receivable balance to $5.7 million as of December 31, 2024 compared to $3.4 million as of September 30, 2024.
Our liquidity is being adversely impacted by the effect of the aforementioned loss during 2023 of our Family Safety contract with a Tier 1 carrier on our results of operations, since we recognized no revenue from that contract during 2024. While we have adjusted our cost structure and we expect to generate additional revenues from our recent launch with a Tier 1 carrier in Europe, the timing of that anticipated revenue growth versus the current impact of that contract loss could cause the cash and cash equivalents on hand and expected to be generated in the next twelve months and beyond to be insufficient to fund operations at the current levels.
This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of our outstanding debt was retired as of December 31, 2023. The availability of sufficient funds will depend to an extent on the timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. However, to meet future cash needs, the Company may determine to take additional actions, as noted in our Risk Factor "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.
Cash Flows
Changes in cash and cash equivalents are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	(14,295)	(6,973)
Net cash provided by investing activities	178	132
Net cash provided by (used in) financing activities	9,800	(60)
Net decrease in cash and cash equivalents	(4,317)	(6,901)
Operating activities
Net cash used in operating activities was $14.3 million for the year ended December 31, 2024. The primary uses of operating cash were a net loss of $48.7 million less non-cash expenses totaling $33.9 million, including a goodwill impairment charge of $24.0 million, depreciation and amortization of $6.3 million and stock compensation expense of $4.5 million, coupled with a decrease in accounts payable and accrued liabilities of $1.9 million, partially offset by a decrease in accounts receivable of $2.2 million.
Net cash used in operating activities was $7.0 million for the year ended December 31, 2023. The primary uses of operating cash were a net loss of $24.4 million less non-cash expenses totaling $17.8 million, and a decrease in accounts payable and accrued liabilities of $2.8 million, partially offset by a decrease in accounts receivable of $2.6 million.
Investing activities
Net cash provided by investing activities of $0.2 million for the year ended December 31, 2024 was primarily attributable to the net proceeds from licensing several of our patents. Net cash used in investing activities was $0.1 million for the year ended December 31, 2023.
Financing activities
Net cash provided by financing activities of $9.8 million for the year ended December 31, 2024 was attributable to the net cash proceeds of $9.8 million from the offerings conducted in May 2024 and October 2024.
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
Real Property Leases
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. In January 2024, we executed a renewal on a lease where we occupy approximately 8,513 square feet of space in Aliso Viejo, California that now expires on February 29, 2028. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2026, and approximately 2,659 square feet in Braga, Portugal under a lease that expires May 31, 2027. Each of the above properties is used by our sole reportable operating segment: Wireless.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.
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
Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as a one-time termination and exit costs pursuant to FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred.
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
We transfer software licenses to our customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, we perform integration services to ensure the software operates within our customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the licensed software by the customer. We also earn usage-based revenue on our platforms. Usage based revenue is generated based on licenses used by our customers' active subscribers’ access and usage of our software licenses and cloud-based services on our platforms, the provision of hosting services, and revenue share based on media placements on our platform. We recognize our usage-based revenue when we have completed our performance obligation and have the right to invoice the customer. This revenue is generally recognized monthly. Finally, we ratably recognize revenue over the contract period when customers pay in advance of our service delivery.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements appear in a separate section of this Report beginning on page F-1.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2024, we maintained effective internal control over financial reporting.
Item 9B. OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2024, But Not Reported.
None.

Insider Trading Policies and Procedures
We have adopted a statement of policy on insider trading (the “insider trading policy”) that describes our standards regarding the prohibition on trading, and causing the trading of securities while in possession of certain material nonpublic information, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as any listing standards applicable to the Company (including Nasdaq listing standards). Our insider trading policy is applicable to all of our directors, officers and employees. The policy attempts to establish standards that will avoid even the appearance of improper transactions on the part of insiders to preserve the Company’s reputation for adhering to the highest standards of conduct.
The insider trading policy, among other things, prohibits trading in Company securities or “tipping” on the basis of or while in possession of material nonpublic information about the Company. These guidelines also provide certain specific exceptions for various transactions including, for example, (i) stock option exercises where no sale is made, (ii) the vesting of restricted stock awards or tax withholding requirements in connection therewith, (iii) bona fide gifts of securities, and (iv) Rule 10b5-1 plans. The insider trading policy further restricts trading and other transactions by our directors, officers and employees during certain “blackout periods” that follow the end of a given fiscal period.
Our insider trading policy further acknowledges that short sales, buying or selling publicly traded options, hedging transactions in the Company’s stock, margin accounts, and pledged securities may permit a holder to continue to own our common stock obtained through benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, those participating in such transactions may no longer have the same objectives as our other stockholders. As such, the Company’s directors, officers and employees are prohibited from engaging in such transactions (except as otherwise may be approved in writing by the Company).
A copy of the Smith Micro Software, Inc. insider trading policy is filed as Exhibit 19.1 to this Report.

Trading Arrangements
During the fiscal quarter ended on December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.”

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under an Equity Compensation Plan
The following table summarizes information as of December 31, 2024 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of shares to be issued upon exercise of outstanding options or other rights	Weighted average exercise price of outstanding options or other rights	Number of shares remaining available for future issuance
Amended and Restated Omnibus Equity Incentive Plan (1)	5	$27.57	2,606
(1)The Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) our then existing 2015 Omnibus Equity Incentive Plan was approved by shareholders effective June 18, 2024.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS
(a) (1) Financial Statements
Smith Micro’s financial statements appear in a separate section of this Report beginning on the pages referenced below:
(3) Exhibits

Exhibit No.	Title	Method of Filing

2.1	Asset Purchase Agreement, dated as of February 12, 2020, between the Registrant and Circle Media Labs Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020

2.2	Membership Interest and Asset Purchase Agreement, dated as of March 8, 2021, by and among the Registrant, Avast plc, Avast Technologies USA LLC and Location Labs, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on March 9, 2021

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

Exhibit No.	Title	Method of Filing
3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.1.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed on April 4, 2024

3.2	Amended and Restated Bylaws, as amended through April 11, 2022	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2022

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.7	Registration Rights Agreement, dated April 16, 2021, between the Registrant, Avast plc and AVG Technologies USA, LLC	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2021

4.8	Form of Warrant to Purchase Common Stock issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.9	Form of Warrant to Purchase Common Stock, issued on August 12, 2022 to each of the Purchasers party to the Securities Purchase Agreement (Common Stock) dated August 11, 2022	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.10	Form of Placement Agent Warrant, issued pursuant to Placement Agency Agreement dated May 10, 2024	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024

4.11	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated May 10, 2024	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2024

4.12	Form of Prefunded Warrant issued pursuant to Securities Purchase Agreement dated May 10, 2024	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2024

4.13	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated October 1, 2024	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

4.14	Form of Private Placement Common Warrant issued pursuant to Securities Purchase Agreement dated October 1, 2024	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

4.15	Form of Roth Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

Exhibit No.	Title	Method of Filing
4.16	Form of Warrant Amendment	Filed herewith

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-95096 (P)

10.2*	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr., and the Registrant	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.3*	Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 9, 2024

10.3.4*	Form of Restricted Stock Agreement under the Amended and Restated Omnibus Equity Incentive Plan (Executives)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023

10.3.5*	Form of Unrestricted Stock Agreement under the Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021

10.3.6*	Form of Restricted Stock Agreement under the Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018

10.3.7*	Form of Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Equity Incentive Plan	Filed Herewith

10.7*	Offer letter between the Company and James M. Kempton	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021

10.12	Form of Securities Purchase Agreement (Notes) dated August 11, 2022 between the Company and the Buyers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.14	Form of Registration Rights Agreement dated August 11, 2022	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.16	Form of Securities Purchase Agreement (Common Stock) dated August 11, 2022 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 11, 2022

10.17	Form of Placement Agency Agreement dated May 10, 2024 between the Company and Roth Capital Partners, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024

10.18	Form of Securities Purchase Agreement (Common Stock) dated May 10, 2024 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024

10.19	Form of RDO Purchase Agreement (Common Stock) dated October 1, 2024 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

10.20	Form of Private Placement Purchase Agreement (Common Stock) dated October 1, 2024 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

19.1	Smith Micro Software, Inc. Insider Trading Policy	Filed herewith

Exhibit No.	Title	Method of Filing

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Policy for the Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
(P) Paper Filing Exhibit
*denotes the management contracts and compensatory arrangements in which any director or named executive officer participates
(b)Exhibits
The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Report.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

Date: March 12, 2025	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2025	By: /s/ James M. Kempton
James M. Kempton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025
William W. Smith, Jr.

/s/ James M. Kempton	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
James M. Kempton

/s/ Andrew Arno	Director	March 12, 2025
Andrew Arno

/s/ Thomas G. Campbell	Director	March 12, 2025
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 12, 2025
Steven L. Elfman

/s/ Samuel Gulko	Director	March 12, 2025
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 12, 2025
Gregory J. Szabo

/s/ Asha Keddy	Director	March 12, 2025
Asha Keddy

/s/ Chetan Sharma	Director	March 12, 2025
Chetan Sharma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Smith Micro Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. and its subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has projected future cash flow requirements to meet continuing operations in excess of current available cash. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company primarily sells software solutions, cloud-based services and consulting services to major wireless network operators.

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

Goodwill Impairment Analysis – Refer to Note 1 and Note 4 of the financial statements
Critical Audit Matter Description
As of December 31, 2024, the Company’s goodwill, net was $11.0 million. The Company has a single reporting unit and performs an impairment test of goodwill at least annually during the fourth quarter or whenever events or circumstances indicate the carrying amount may not be recoverable. Due to a triggering event in February 2024, the Company determined it was necessary to perform a quantitative impairment assessment of goodwill as of February 29, 2024, by estimating the fair value of the reporting unit. The Company utilized weighted discounted cash flow and market-based valuation models to determine the fair value using significant assumptions such as discount rate, forecasted revenue, gross margin and operating expense projections, and comparable entity industry data. Based on the quantitative assessment performed, the Company concluded that the goodwill was impaired and recorded a $24.0 million charge. For the annual assessment date of December 31, 2024, the Company elected to perform a quantitative impairment test using the weighted discounted cash flow and market-based valuation models to determine the fair value using significant assumptions such as discount rate, forecasted revenue, gross margin and operating expense projections, and comparable entity industry data and concluded that the estimated fair value exceeded the carrying value of the assets and liabilities as of December 31, 2024, and as such there was not any further impairment of goodwill recorded in the fiscal year.

We identified the estimation of fair valuation of goodwill as a critical audit matter because of certain significant assumptions used by management in determining the estimate, including revenue, and expenses projections and the discount rate. Auditing management’s assumptions of revenue revenues, gross margin and operating expense projections and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist, as changes in these assumptions could have a significant impact on the fair value of the reporting unit potential impairment charges.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the Company’s goodwill impairment analysis included the following, among others:
•Obtained an understanding of management's processes and controls related to the Company's impairment analysis and determination of the fair value estimates.
•Evaluated the reasonableness of management's significant assumptions and underlying data used in the valuation models such as forecasted revenues, gross margin and operating expense projections by comparing management's prior forecasts to historical results.
•Performed a sensitivity analysis on the quantitative amounts utilized in evaluating the valuation.
•Evaluated management's significant accounting policies related to impairment of goodwill for reasonableness, including the determination of a single reporting unit.
•Utilized a valuation professional with specialized skills and knowledge to assist in:
▪Evaluating the appropriateness of the selection and application of the income and market-based valuation models, including selection of discount rates, weighted average cost of capital and long-term growth rate;
▪Testing the mathematical accuracy of the significant calculations in the valuation models;
▪Determining the reasonableness of the selection of discount rates, long-term growth rate range and multiples using publicly available market data.
/s/ SingerLewak LLP
We have served as the Company’s auditor since 2005.
Los Angeles, California
March 12, 2025

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,808	$7,125
Accounts receivable, net of related allowances of $3 and $3 at December 31, 2024 and 2023, respectively	5,721	7,912
Prepaid expenses and other current assets	1,467	1,843
Total current assets	9,996	16,880
Equipment and improvements, net	538	883
Right-of-use assets	2,367	2,759
Other assets	496	482
Intangible assets, net	23,597	29,532
Goodwill	11,052	35,041
Total assets	$48,046	$85,577
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,738	$2,522
Accrued payroll and benefits	1,694	2,500
Current operating lease liabilities	1,279	1,483
Other current liabilities	940	1,137
Total current liabilities	5,651	7,642
Non-current liabilities:
Warrant liabilities	224	597
Operating lease liabilities	1,287	1,780
Deferred tax liabilities, net	128	168
Total non-current liabilities	1,639	2,545
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 17,673,404 and 9,347,979 shares issued and outstanding at December 31, 2024 and 2023, respectively	18	9
Additional paid-in capital	395,383	381,329
Accumulated comprehensive deficit	(354,645)	(305,948)
Total stockholders’ equity	40,756	75,390
Total liabilities and stockholders' equity	$48,046	$85,577
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$20,555	$40,862
Cost of revenues (including depreciation of $15 and $50 in the years ended December 31, 2024 and 2023, respectively)	6,126	10,559
Gross profit	14,429	30,303
Operating expenses:
Selling and marketing	8,877	11,089
Research and development	14,085	17,145
General and administrative	10,583	12,779
Depreciation and amortization	6,285	7,345
Goodwill impairment	23,989	—
Total operating expenses	63,819	48,358
Operating loss	(49,390)	(18,055)
Other income (expense):
Change in fair value of warrant and derivative liabilities	372	4,214
Loss on derecognition of debt	—	(3,991)
Interest income (expense), net	112	(6,354)
Other income (expense), net	196	(52)
Loss before provision for income tax (benefit) provision	(48,710)	(24,238)
(Benefit) provision for income tax expense	(13)	158
Net loss	$(48,697)	$(24,396)

Loss per share:
Basic and diluted	$(3.94)	$(3.01)

Weighted average shares outstanding:
Basic and diluted	12,367	8,115
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2022	7,025	$7	$357,924	$(281,552)	$76,379
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	30	—	30
Restricted stock grants, net of cancellations	227	—	4,806	—	4,806
Cancellation of shares for payment of withholding tax	(47)	—	(496)	—	(496)
ESPP shares issued	2	—	15	—	15
Common shares issued in settlement and prepayment of notes payable	2,141	2	19,050	—	19,052
Net loss	—	—	—	(24,396)	(24,396)
BALANCE, December 31, 2023	9,348	9	381,329	(305,948)	75,390
Non-cash compensation recognized on stock options and ESPP	—	—	19	—	19
Restricted stock grants, net of cancellations	677	—	4,486	—	4,486
Cancellation of shares for payment of withholding tax	(163)	—	(286)	—	(286)
ESPP shares issued	5	—	5	—	5
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with common stock offerings, net of issuance costs	6,962	8	9,831	—	9,839
Issuance of Common Stock for Pre-Funded Warrants Exercise	844	1	(1)	—	—
Net loss	—	—	—	(48,697)	(48,697)
BALANCE, December 31, 2024	17,673	18	395,383	(354,645)	40,756

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(48,697)	$(24,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,300	7,395
Goodwill impairment charge	23,989	—
Non-cash lease expense	(304)	(191)
Non-cash transaction costs including amortization of debt discount and issuance costs	—	5,993
Change in fair value of warrant and derivative liabilities	(372)	(4,214)
Loss on derecognition of debt	—	3,991
Stock based compensation	4,503	4,835
Deferred income taxes	(40)	(10)
Gain on license of patents, net	(198)	—
Loss on disposal of assets	—	12
Changes in operating accounts:
Accounts receivable	2,191	2,589
Prepaid expenses and other assets	361	12
Accounts payable and accrued liabilities	(1,934)	(2,825)
Other liabilities	(94)	(164)
Net cash used in operating activities	(14,295)	(6,973)
Investing activities:
Capital expenditures, net	(20)	(4)
Proceeds from license of patents, net	198	—
Other investing activities, net	—	136
Net cash provided by investing activities	178	132
Financing activities:
Proceeds from Common Stock, Private Placement, Warrants, Pre-Funded Warrants Offerings, net	9,839	—
Proceeds from financing arrangements	1,043	981
Repayments of financing arrangements	(1,087)	(1,036)
Other financing activities	5	(5)
Net cash provided by (used in) financing activities	9,800	(60)
Net decrease in cash and cash equivalents	(4,317)	(6,901)
Cash and cash equivalents, beginning of period	7,125	14,026
Cash and cash equivalents, end of period	$2,808	$7,125
Supplemental disclosures of cash flow information:
Cash paid for income taxes	—	187
Non-cash investing and financing activities:
Issuance of common stock in settlement and prepayment of notes payable	$—	$15,000
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
The Reverse Stock Split did not change the Company's authorized shares of common stock from 100,000,000 shares or the par value of the common stock, and, therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in-capital. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock awards and the number of shares authorized and reserved for issuance pursuant to the Company's equity incentive plans (see Note 11). Additionally, there were adjustments to the per share exercise price and the number of shares issuable upon exercise of warrants (see Note 5).
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
Foreign Currency Transactions
During 2024 and 2023, the Company had a subsidiary or branch office in Serbia, Sweden, Portugal, and Slovakia. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.
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
Internal Software Development Costs
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2024, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.
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
Derivatives and Warrants
The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity, and FASB ASC Topic No. 815, Derivatives and Hedging. Derivative and warrant liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the Statements of Operations as adjustments to fair value.
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
The Company may receive upfront payments from customers from services to be provided under its ViewSpot contracts. Those advance receipts are deferred and subsequently recognized ratably over the contract period. Smith Micro also provides consulting services to configure new devices or ad hoc targeted promotional content for its customers upon request. These requests are driven by customers’ marketing initiatives and tend to be short term “bursts” of activity. These revenues are recognized upon delivery of the configured promotional content to the cloud platform or upon certification of the new device.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, through enhanced disclosures about significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only reportable segment. In addition to the current requirements, the amendments require all segment profit or loss and asset disclosures to be provided on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2023 and will be effective for interim reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-07 with no material effect on its consolidated financial statements other than the additional disclosure requirements which are included in Note 15.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the decision-usefulness of expense information on public companies' income through disaggregation of relevant expense captions in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.
2. Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the year ended December 31, 2024, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.
The Company has no outstanding debt and is continuing operations and generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital will support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:
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
3. Equipment and Improvements
Equipment and improvements consist of the following (in thousands):

	December 31,
	2024	2023
Computer hardware, software, and equipment	$6,624	$6,653
Leasehold improvements	1,440	1,440
Office furniture and fixtures	810	803
	8,874	8,896
Less accumulated depreciation and amortization	(8,336)	(8,013)
Equipment and improvements, net	$538	$883
Depreciation and amortization expense on equipment and improvements was $0.4 million and $0.6 million for each of the years ended December 31, 2024 and 2023, respectively.
4. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill and the accumulated impairment losses are as follows (in thousands):

	December 31,
	2024	2023
Goodwill, gross	$35,041	$35,041
Accumulated impairment losses	(23,989)	—
Goodwill, net	$11,052	$35,041

Smith Micro reviews the recoverability of the carrying value of the Company's single reporting unit goodwill at least annually or whenever events or circumstances indicate a potential impairment. The annual impairment testing date is December 31 of each year. Recoverability of goodwill is determined by comparing the estimated fair value of the reporting unit to the carrying value of the underlying net assets in the reporting unit. If the estimated fair value of a reporting unit is determined to be less than the carrying value, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the fair value.
During the first quarter of 2023, management concluded that the written notice of termination of a U.S. Tier 1 customer agreement for the Company's family safety solution, as disclosed in Note 16 of the 2022 Form 10-K, represented a triggering event indicating possible impairment of goodwill and long-lived assets, including customer relationships intangible assets. The estimated fair value of the Company's reporting unit exceeded the carrying value as of February 2023, and as such there was not any impairment. For the annual assessment date of December 31, 2023, there was not any impairment of the Company’s goodwill.
In the first quarter of 2024, as a result of the sustained decrease in the Company's common stock share price and overall market capitalization subsequent to February 23, 2024, management concluded that a triggering event occurred, indicating goodwill may be impaired. The Company conducted a quantitative impairment test of its goodwill as of February 29, 2024 and as a result of this interim assessment, including the impact of the projections of revenue growth, earnings before interest taxes depreciation and amortization (“EBITDA”), and discount rates along with market multiples, the Company recorded a goodwill impairment charge totaling $24.0 million during the three months ended March 31, 2024. The fair value of the reporting unit was determined based on a combination of the income approach using estimated discounted cash flows and a market-based valuation methodology. The assessment utilized level 3 inputs including estimates of revenue growth, EBITDA contribution and discount rates. Subsequent to this impairment charge, the fair value of the Company's single reporting unit approximated its carrying value.
For the annual assessment date of December 31, 2024, the Company elected to perform a quantitative impairment test with a combination of the income approach using estimated discounted cash flows and a market-based approach and concluded that the estimated fair value exceeded the carrying value of the reporting unit as of December 31, 2024, and as such there was not any further impairment of goodwill recorded in the fiscal year. However, if projections are not achieved or specific valuation factors outside the Company's control, such as discount rates and continued economic and industry challenges, significantly change, goodwill could be subject to future impairment.
Intangible Assets
The following table sets forth the Company’s acquired intangible assets by major asset class as of December 31, 2024 and 2023, respectively (in thousands, except for useful life data):

	December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4	$13,330	$(8,762)	$4,568
Customer relationships	9	27,548	(11,280)	16,268
Customer contracts	0	7,000	(6,725)	275
Software license	4	5,419	(3,126)	2,293
Patents	2	600	(407)	193
Total		$53,897	$(30,300)	$23,597

	December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$13,330	$(7,243)	$6,087
Customer relationships	11	27,548	(8,111)	19,437
Customer contracts	1	7,000	(6,337)	663
Software license	6	5,419	(2,353)	3,066
Patents	3	600	(321)	279
Total		$53,897	$(24,365)	$29,532
The Company recorded amortization expense of $5.9 million and $6.8 million on intangible assets for the years ended December 31, 2024 and 2023, respectively.
Future amortization expense related to intangible assets as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	$5,105
2026	4,709
2027	3,834
2028	2,790
2029 and thereafter	7,159
Total	$23,597

Late in the third quarter of 2023, the Company received notice of a termination of one of its ViewSpot contracts. Subsequently, in the fourth quarter of 2023, the Company was also informed by another ViewSpot customer that they would not enter into a further extension of their existing ViewSpot contract, which was expiring in December 2023. As part of this notice, that customer exercised its right to continued service for a transition period of up to 180 days beyond the expiration of this contract. As a result of these combined customer contract termination and expiration notifications, the Company reviewed its assets, including the customer relationship intangible asset, pertaining to ViewSpot and determined that the carrying amount of the asset group was not in excess of the fair value based upon undiscounted expected future cash flows. The Company then reassessed the lives associated with these assets and is amortizing the remaining customer relationship intangible based on the pattern of economic benefit expected to be generated from the use of that asset, which accelerated $0.9 million of amortization expense in 2023. There was no impairment of any intangible assets for the years ended December 31, 2024 or 2023.
5. Equity Transactions
Minimum Bid Price Requirement and Reverse Stock Split
On December 27, 2023, the Company received a notice from the Nasdaq Stock Market ("Nasdaq") that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"), as the closing bid price of the Company’s Common Stock had been below $1.00 per share for more than thirty (30) consecutive business days as of the date of that notice. The Company undertook a one-for-eight (1:8) reverse stock split (the “Reverse Stock Split”), which became effective April 10, 2024 at 11:59 pm Eastern time, to enable the Company to regain compliance with the Minimum Bid Price Requirement. On April 29, 2024, the Company received notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement, and the matter is now closed.
On November 26, 2024, the Company received a notice from Nasdaq that the Company’s Common Stock did not meet the $1.00 minimum bid price requirement pursuant to the Minimum Bid Price Requirement, and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until May 26, 2025, to regain compliance with the Minimum Bid Price Requirement. On

January 8, 2025, the Company received written notification from Nasdaq indicating that the Company’s Common Stock had a closing price at or greater than $1.00 per share for the last 10 consecutive business days, from December 23, 2024 to January 7, 2025, and that, as a result, the Company has regained compliance with the Minimum Bid Price Requirement and the matter is now closed.
May 2024 Registered Direct Offering & Private Placement
On May 10, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the registered direct offering and sale of an aggregate of 1,065,000 shares of the Company’s Common Stock at an offering price of $2.15 per share of Common Stock and pre-funded warrants (“Pre-Funded Warrants") to purchase up to 845,000 shares of Common Stock (the “Registered Direct Offering”). The Pre-Funded Warrants were purchased at a price of $2.149 per underlying share and had an exercise price of $0.001 per share and could be exercised at any time after their original issuance until such Pre-Funded Warrants were exercised in full. The shares of Common Stock and Pre-Funded Warrants (including the shares of Common Stock underlying the warrants) were offered by the Company pursuant to a prospectus supplement dated May 10, 2024, and accompanying prospectus dated May 12, 2022, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-264667), which was declared effective by the SEC on May 12, 2022.
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
In 2024, all 845,000 Pre-Funded Warrants from the May Registered Direct Offering and Private Placement were exercised on a cashless basis resulting in the issuance of 844,061 shares of Common Stock. No other warrants were exercised during the twelve months ended December 31, 2024.
October 2024 Registered Direct Offering and Private Placement
On October 3, 2024, the Company announced its completion of two securities offerings raising aggregate gross proceeds of $6.9 million: a registered offering of Common Stock and concurrent private placement of warrants exercisable for Common Stock with certain institutional and accredited investors (collectively, the “October 2024 RDO”), and an unregistered private placement transaction of Common Stock and warrants exercisable for Common Stock with William W. Smith Jr., the Company's Chief Executive Officer, a related party, who participated in the private placement through a trust for which he serves as co-trustee (the “October 2024 Private Placement”). The registered offering of 3,321,881 registered shares of the Company's Common Stock together with the concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company’s Common Stock pursuant to the October 2024 RDO resulted in gross proceeds to the Company of approximately $3.9 million, including $0.2 million from another related party, prior to transaction expenses. The

October 2024 Private Placement transaction with the Company’s Chief Executive Officer of 2,575,107 unregistered shares of the Company's Common Stock together with unregistered warrants to purchase an equal number of shares of the Company’s Common Stock resulted in gross proceeds to the Company of approximately $3.0 million prior to transaction expenses. Both offerings were approved by an independent special committee of the Company's Board of Directors and were priced based on the market value of the offered securities, at a purchase price of $1.165 per share of Common Stock with a warrant exercise price of $1.04 per share of Common Stock. Each of the warrants issued in the October 2024 offerings was initially exercisable at any time beginning six months following its original issuance and expires five and one-half years from the initial issuance of the warrant. In January 2025, at the request of certain holders of the warrants issued in the October 2024 RDO, the Company provided all of the October 2024 RDO warrant holders the opportunity to amend their warrants to adjust the start of the warrant exercise period to January 9, 2025, and as a result a portion of the warrants issued in connection with the October 2024 RDO were so amended. No other terms were changed as a result of that amendment to certain of the warrants.
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
On October 21, 2024, the Company filed a definitive proxy statement for a Special Meeting of Stockholders to approve the issuance of the number of shares of the Company’s Common Stock that would cause William W. Smith, Jr. to beneficially own twenty percent or more of the Company, through the exercise of the warrants purchased in the unregistered private placement transaction. The shareholders approved this proposal on December 10, 2024.
On October 28, 2024, the Company filed a registration statement with the SEC (File No. 333-282858) registering the resale of the shares of stock issued in the October 2024 Private Placement and the shares of common stock issuable upon exercise of the warrants issued in the October 2024 RDO and the October 2024 Private Placement. This registration statement was declared effective by the SEC on November 8, 2024.
The net cash proceeds to the Company from both offerings, after deducting offering related expenses was $6.6 million. All warrants associated with these transactions were assessed and recorded as equity instruments.
6. Debt and Warrants Transactions
Notes and Warrants Offering
On August 11, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with certain accredited investors, and, pursuant to the SPA, sold a new series of senior secured convertible notes (the "Notes") with an aggregate original principal amount of $15.0 million and an initial conversion price of $26.80 per share, subject to adjustment as described in the Notes, and warrants to acquire up to an aggregate amount of 279,851 additional shares of the Company’s common stock (the "Notes Warrants" and together with the Notes, the "Notes and Warrants Offering"). The closing of the Notes and Warrants Offering occurred on August 11, 2022. The Notes accrued compounding interest at the rate of 6.0% per annum, which was payable in cash or shares of the Company's common stock at the Company's option, in arrears quarterly in accordance with the terms of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the Notes would accrue interest at the rate of 15.0% per annum. Upon conversion and other designated events, holders of the Notes were also entitled to receive an interest make-whole payment. Upon a redemption due to a Change in Control (as defined in the Notes), holders of the Notes were entitled to cash settlement. The Notes matured on December 31, 2023, with amortization payments being made monthly from April 2023 through December 2023, and the balance at maturity, with a total of 2.1 million of shares transferred valued at a total of $19.1 million as of the dates conveyed. The entire balance of the note was repaid in 2023 and as such all of the debt and the related derivative were derecognized as of December 31, 2023. The Notes contained a make-whole feature and a redemption right payable in cash upon change in control feature, as well as certain other conversion and redemption features. These features were viewed as a compound embedded derivative that met the criteria to be bifurcated and carried at fair value. This was classified in the balance sheet line "Derivative liabilities" and as a discount on the Notes, with subsequent adjustments to fair value each reporting period with a charge to earnings. The derivative was eliminated with the retirement of the notes on December 31, 2023. The following assumptions were utilized:

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
Given that the Notes Warrants and the derivative are liability instruments that are measured at fair value, the transaction proceeds were allocated first to the Notes Warrants and derivative, with the residual to the Notes. Transaction issuance costs for the Notes and Warrants Offering were allocated in the same manner, with $0.5 million relating to the Notes Warrants and derivative being expensed immediately in 2022 within "General and administrative expenses." Deferred financing costs for the Notes and Warrants Offering totaled $0.5 million and were reported net of accumulated amortization as a deduction from the face amount of the debt. Amortization of the deferred financing costs and discount was reported as a component of interest expense and is computed using the effective interest method over the expected term of the debt. In the Notes and Warrants Offering, the Company raised net cash proceeds of $14.0 million.
During the year ended December 31, 2023, the Company recognized interest expense of $6.6 million on the Notes and related instruments utilizing the effective interest rate of 155%, which includes amortization of debt issuance costs of $0.3 million, amortization of discount of $5.7 million, and contractual interest of $0.6 million. The Notes were retired at maturity on December 31, 2024, and as such there was no remaining amortization of debt issuance costs, amortization of discount, or contractual interest.
The Notes contained certain customary affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. Throughout the duration of the notes the Company was in compliance with all covenants
Warrant Liabilities
On August 11, 2022, the Company issued the Notes Warrants in conjunction with the Notes and Warrants Offering, at an initial fair value of $3.8 million. The exercise price of and number of shares underlying the Notes Warrants were immediately proportionately adjusted pursuant to the Reverse Stock Split to $26.80 and 279,851 shares, respectively, and on May 2, 2024, the exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms.
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

	Notes Warrants		Additional Warrants
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Common stock market price	$1.31	$0.83	$1.31	$0.83
Risk-free interest rate	4.2%	4.1%	4.3%	4.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	2.61	3.61	3.12	4.12
Expected volatility	105.9%	66.8%	99.6%	68.7%
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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 (in thousands):

Level 3	December 31, 2024	December 31, 2023
Notes Warrants	197	$334
Additional Warrants	$27	263
Total	$224	$597
The following table presents the changes in the fair value of Level 3 instruments for the years ended December 31, 2024 and 2023 (in thousands):

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in Fair Value	$(137)	$(236)	$(373)
Measurement at December 31, 2024	$197	$27	$224
The carrying values for all other financial assets and liabilities approximated fair value for the years ended December 31, 2024 and 2023.
8. Income Taxes
Loss before provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(48,791)	$(24,364)
Foreign	81	126
Total loss before provision for income taxes	$(48,710)	$(24,238)
A summary of the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(10)	14
Foreign	37	154
Total current	27	168
Deferred:
Federal	(27)	9
State	(13)	(19)
Foreign	—	—
Total deferred	(40)	(10)
Total income tax (benefit) expense	$(13)	$158

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.2	2.0
Equity compensation	(1.6)	(2.3)
International tax items	(0.5)	(1.6)
Foreign taxes	(0.1)	(0.6)
Debt extinguishment loss	—	(3.5)
State net operating loss true-up	2.2	(2.9)
Miscellaneous	0.2	(1.2)
Change in valuation allowance	(26.1)	(9.1)
Effect of change in rate (state)	0.7	(2.5)
	—%	(0.7)%
The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred income tax assets
Net operating loss carry forwards	$46,827	$41,561
Intangibles	10,356	4,643
Research and development expenses	8,057	6,953
Credit carry forwards	2,478	2,479
Nondeductible accruals	294	405
163j limitation	89	87
Fixed assets	392	346
Equity-based compensation	111	404
State taxes	1,525	1,515
Total deferred income tax assets - net	70,129	58,393
Deferred income tax liabilities
Prepaid expenses	(85)	(82)
ASC 842 Lease Accounting	(11)	12
Unrealized translation gain/loss	(9)	(6)
Total deferred income tax liabilities - net	(105)	(76)
Valuation allowance	(70,152)	(58,485)
Net deferred income tax liabilities	$(128)	$(168)
The Company has federal net operating loss (“NOL”) carryforwards of approximately $207.3 million and state NOL carryforwards $180.9 million at December 31, 2024, and federal NOL carryforwards of $189.5 million and state NOL carryforwards of $136.2 million at December 31, 2023, to reduce future cash payments for income taxes. The federal NOL carryforwards generated prior to 2018 will expire from 2031 through 2037 and state NOL carryforwards will expire through 2041. Federal NOL carryforwards generated in 2018 and thereafter have no expiration date.
The Company has federal tax credit carryforwards of approximately $2.5 million at both December 31, 2024 and December 31, 2023. The Company has state tax credit carryforwards of $0.7 million at both December 31, 2024 and December 31, 2023 . These tax credits will begin to expire in 2028. To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited. No ownership changes have occurred as of December 31, 2024.
At December 31, 2024 and 2023, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million, with no changes in those balances.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, however during 2024 and 2023, the Company did not recognize any interest or penalties. There were no  cumulative interest or penalty amounts at December 31, 2024 and 2023. The Company does not anticipate any material changes to unrecognized tax benefits within the next twelve months that will affect the effective tax rate.
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
After a review of the four sources of taxable income as of December 31, 2024 (as described in Note 1), and after consideration of the Company’s continuing cumulative loss position as of December 31, 2024, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $70.2 million at December 31, 2024. The valuation allowance on deferred tax assets increased by $11.7 million and decreased by $4.2 million in 2024 and 2023, respectively.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The outcome of any tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of December 31, 2024, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.
For financial reporting purposes, income before provision for income taxes for the Company’s foreign subsidiaries was approximately $0.1 million for both years ended December 31, 2024 and 2023. Smith Micro does not provide for U.S. taxes on its unremitted earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S.
The 2017 US Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company's accounting policy is to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2024 is $1.1 million.
9. Earnings Per Share
The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company, options, warrants, and convertible notes are considered to be common stock equivalents, and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the details of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(48,697)	$(24,396)
Denominator:
Weighted average shares outstanding – basic	12,367	8,115
Potential common shares – options / warrants (treasury stock method)	—	—
Weighted average shares outstanding – diluted	12,367	8,115

Shares excluded (anti-dilutive)	3,175	953

Net loss per common share:
Basic	$(3.94)	$(3.01)
Diluted	$(3.94)	$(3.01)
The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Convertible notes, as if converted	—	344
Outstanding stock options	9	13
Outstanding warrants	3,166	596
Total anti-dilutive shares	3,175	953
10. Employee Benefit Plans
The Company offers its US employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.4 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
11. Stock-Based Compensation
Stock Plans
On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3.0 million shares. As of December 31, 2024, there were approximately 2.6 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 4.2 million shares. During the year ended December 31, 2024, the Company granted 0.7 million shares of restricted stock under the OEIP.
The Company previously maintained a 2005 Stock Option/Stock Issuance Plan (the "2005 Plan"), which was replaced by the 2015 Plan. As of December 31, 2024, no options issued under the 2005 Plan remain outstanding, and no new grants have been made under the 2005 Plan.
The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate, and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from 12 to 48 months, however in the quarters ended September 30, 2024, March 31, 2024, and September 30, 2023, the Company granted restricted stock awards with tranched vesting period of two to seven months.
Stock Compensation Expense
The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP (as defined below) were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2024	2023
Sales and marketing	1,207	955
Research and development	1,076	1,056
General and administrative	2,220	2,824
Total non-cash stock compensation expense	$4,503	$4,835
As of December 31, 2024, there was approximately $2.7 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the OEIP.
Stock Options
There were no stock options awards granted in 2024 or 2023. A summary of the Company’s stock options outstanding under the OEIP and 2005 Plan as of December 31, 2024 and 2023 and the related activity during 2024 is as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	10	$26.42	3.9	$—
Forfeited	(2)	$15.04	—	$—
Expired	(3)	$30.71	—	$—
Outstanding as of December 31, 2024	5	$27.57	4.1	$—
Vested and expected to vest at December 31, 2024	5	$27.57	4.1	$—
Exercisable as of December 31, 2024	5	$27.28	4.1	$—
Employee Stock Purchase Plan
The Company has a shareholder-approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock or 250 shares for any purchase period. Additionally, no more than 31,250 shares in the aggregate may be purchased under the ESPP.

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

Offering Period Ended	September 30, 2024	March 31, 2024	September 30, 2023	March 31, 2023
Shares purchased for offering period	3,942	844	875	1,031
Fair value per share as of the beginning of the offering period	$1.31	$0.47	$0.54	$0.70
Assumptions
Risk-free interest rate (average)	5.4%	5.5%	5.0%	3.9%
Expected dividend yield	—	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5	0.5
Volatility (average)	111.1%	66.3%	88.0%	68.5%
Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the OEIP as of December 31, 2024 and 2023, and the activity during years ended therein, are as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	210	$36.96
Granted	243	$12.32
Vested	(182)	$26.88
Canceled and forfeited	(15)	$27.04
Unvested at December 31, 2023	256	$20.88
Granted	695	$3.77
Vested	(515)	$8.81
Canceled and forfeited	(17)	$7.75
Unvested at December 31, 2024	419	$7.85
12. Revenues
Performance Obligations
Family Safety Cloud Based Services
Smith Micro’s Family Safety solutions, which includes the SafePath family of products, are a hybrid software as a service (“SaaS”) offering. The Company considers the provision of the perpetual license and the cloud-based platform as a single performance obligation. The Company provides the perpetual license on a royalty free basis and earns revenue on a revenue share arrangement. Smith Micro recognizes the revenue share fees when it is entitled to the consideration earned for the distinct service period based on its customer’s usage of its cloud-based services.
ViewSpot Cloud Based Services
The Company's ViewSpot product is a cloud-based platform that Smith Micro's customers use to display their promotional content on mobile devices in their retail outlets. Smith Micro sells a royalty free license and cloud-based services to serve the promotional content and capture consumer interaction with the in-store display mobile device. ViewSpot services depend on a significant level of integration, interdependency, and interrelation between the on-premise applications and the cloud services, and are accounted for together as a single performance obligation. ViewSpot services are sold on a fixed fee basis to Smith Micro’s customers based on pre-defined purchase orders. Since Smith Micro is obligated to provide the required services over the contract period, the revenue is recognized over time.

From time to time, the Company also provides services to either to configure ad hoc targeted promotional content for Smith Micro’s customers or to set up new devices for optimization on the ViewSpot platform upon request. These requests are driven by the customers’ marketing initiatives and tend to be short term “bursts” of activity. Smith Micro recognizes revenues from these ad hoc services at a point in time which is upon delivery of the configured promotional content to the cloud platform or upon certification of the new device.
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
Smith Micro earns revenue from these services and for advertisements placed by its customers on the Company’s platform on a revenue share arrangement.
Consulting Services and Other
Smith Micro has developed a roadmap for adding new functionality to its wireless products to extend the product lifecycle and expand its customer’s use of the product on their networks. From time to time, the Company enters into consulting services arrangements with its customers to develop incremental functionality not included on the developmental roadmap. The Company earns revenue from these consulting services that is recognized at the time of delivery of the software when the services have been completed and control has been transferred to the customers, or in certain circumstances when the Company is customizing functionality specific to customers' requirements and when the Company has an enforceable right to payment for work completed to date, revenue is recognized as the work progresses.
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
Deferred Revenue
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly, and annually billed service fees and prepayments made by customers for a future period. Smith Micro recognizes revenue upon transfer of control. As of December 31, 2024 and 2023, the Company’s total deferred revenue balance was nominal and $0.2 million, respectively.
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
Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2024	2023
License and service fees	$3,122	$3,216
Hosted environment usage fees	2,956	2,833
Cloud based usage fees	13,923	33,643
Consulting services and other	554	1,170
Total revenues	$20,555	$40,862
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
Operating lease cost was $1.6 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.
Operating lease assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Right-of-use assets	$2,367	$2,759

Current lease liabilities	$1,279	$1,483
Long-term lease liabilities	1,287	1,780
Total lease liabilities	$2,566	$3,263
The Company recognized noncash increases for the right-of-use assets obtained in exchange for the new operating lease liabilities in the amount of $1.0 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2024
2025	1,425
2026	935
2027	375
2028	62
Total lease payments	2,797
Less imputed interest	231
Present value of lease liabilities	2,566
Additional information relating to the Company’s operating leases follows:

	As of December 31, 2024	As of December 31, 2023
Weighted average remaining lease term (years)	1.98	2.31
Weighted average discount rate	7.50%	6.47%
15. Segment, Concentration and Geographical Information
Segment Information
Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting (“Topic 280”). The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes the Family Safety (which includes SafePath), CommSuite, and ViewSpot families of products.

The Company's chief operating decision maker (“CODM”) as such term is defined in Topic 280, is its President and CEO. As infrastructure and resources are shared across the Company’s operations, the CODM manages the Company's operations based on consolidated financial information for purposes of evaluating financial performance, investment, cash flow metrics and allocating resources.
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies appearing in Note 1. Although the CODM uses other measures of operating performance, the Company concluded that consolidated net loss is the measure required to be disclosed as the segment measure of profit or loss. Adjusted operating loss and net loss are used to evaluate the effectiveness of Smith Micro's performance and to monitor budget versus actual results. The measure of segment assets is reflected as "total assets" in the accompanying consolidated balance sheet.
Revenue and expenses regularly provided to the CODM are included in the following reconciliation of the Company's net adjusted operating loss and net loss. It includes the significant expense categories computed under US GAAP, reconciled to the Company's total net loss as presented in the consolidated statement of operations.

	Year Ended December 31,
	2024	2023
Revenues	$20,555	$40,862
Less:
Adjusted cost of revenues[1]	$6,100	$10,326
Adjusted selling and marketing[2]	$7,496	$10,041
Adjusted research and development[2]	$12,687	$15,618
Adjusted general and administrative[2]	$8,072	$9,593
Adjusted operating loss	$(13,800)	$(4,716)
Other segment expenses[3]	$(798)	$(1,110)
Stock-based compensation expense	$(4,503)	$(4,834)
Depreciation	$(365)	$(606)
Amortization	$(5,935)	$(6,789)
Goodwill impairment	$(23,989)	$—
Other Income (expenses)	$680	$(6,183)
Loss before provision for income taxes	$(48,710)	$(24,238)
(Benefit) provision for income tax expense	$(13)	$158
Net loss	$(48,697)	$(24,396)
(1) Adjusted amounts exclude depreciation expense and other adjustments as further described in footnote 3 to this table.
(2) Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.
(3) Other segment expenses include personnel severance and reorganization activities and other corporate non-recurring expenditures.
The following table presents the disaggregation of Wireless revenues by product line (in thousands):

	Year Ended December 31,
	2024	2023
Family Safety	$16,430	$34,513
CommSuite	2,956	2,834
ViewSpot	1,169	3,515
Total Wireless revenues	$20,555	$40,862

Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.
For the year ended December 31, 2024, three customers made up 58%, 20%, and 14% of revenues. For the year ended December 31, 2023, three customers made up 41%, 35%, and 13% of revenues.
As of December 31, 2024, two customers accounted for 68% and 14% of accounts receivable, and as of December 31, 2023, three customers accounted for 38%, 37%, and 11%, of accounts receivable.
As discussed in Note 4, on February 21, 2023, the Company received written notice of termination of a U.S. Tier 1 customer agreement for the Company’s family safety solution, effective June 30, 2023. Thereafter, the Company was obligated to deliver service under the agreement in a post-termination period through November 2023. The agreement accounted for approximately 36% of the revenues of the Company for the year ended December 31, 2023 and we recognized no revenues for the Company related to that contract for the year ended December 31, 2024.
The Company’s major customers could reduce their orders of the Company’s products in favor of a competitor's product or for any reason. The loss of these major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on Smith Micro’s business.
For the year ended December 31, 2024, three service providers accounted for 22%, 18%, and 14% of purchases in the year, totaling 35% of trade payables as of December 31, 2024. For the year ended December 31, 2023, one service provider accounted for 16% of purchases in the year, totaling 33% of trade payables as of December 31, 2023.
Geographical Information
During the years ended December 31, 2024 and 2023, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Americas	$20,017	$39,712
EMEA	538	1,150
Total revenues	$20,555	$40,862
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