Form 10-Q
period 2025-03-31
SMITH MICRO SOFTWARE, INC.
filed 2025-05-08
CIK 948708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, there were 19,413,821 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH MICRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,288	$2,808
Accounts receivable, net of related allowances of $106 and $3 at 2025 and 2024, respectively	3,238	5,721
Prepaid expenses and other current assets	1,435	1,467
Total current assets	6,961	9,996
Equipment and improvements, net	468	538
Right-of-use assets	2,067	2,367
Other assets	495	496
Intangible assets, net	22,321	23,597
Goodwill	11,052	11,052
Total assets	$43,364	$48,046
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,674	$1,738
Accrued payroll and benefits	1,695	1,694
Current operating lease liabilities	1,416	1,279
Other current liabilities	886	940
Total current liabilities	5,671	5,651
Non-current liabilities:
Warrant liabilities	101	224
Operating lease liabilities	902	1,287
Deferred tax liabilities, net	128	128
Total non-current liabilities	1,131	1,639
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 19,458,750 and 17,673,404 shares issued and outstanding at 2025 and 2024, respectively	19	18
Additional paid-in capital	396,366	395,383
Accumulated comprehensive deficit	(359,823)	(354,645)
Total stockholders’ equity	36,562	40,756
Total liabilities and stockholders' equity	$43,364	$48,046
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$4,621	$5,798
Cost of revenues (including depreciation of $1 and $6 in the three months ended March 31, 2025 and 2024, respectively)	1,258	1,988
Gross profit	3,363	3,810
Operating expenses:
Selling and marketing	1,643	2,614
Research and development	2,857	3,989
General and administrative	2,724	2,756
Depreciation and amortization	1,349	1,908
Goodwill impairment	—	23,989
Total operating expenses	8,573	35,256
Operating loss	(5,210)	(31,446)
Other income (expense):
Change in fair value of warrant liabilities	123	185
Interest (expense) income, net	(25)	74
Other (expense) income, net	(65)	219
Loss before provision for income tax provision	(5,177)	(30,968)
Provision for income tax expense	1	39
Net loss	$(5,178)	$(31,007)

Loss per share:
Basic and diluted	$(0.28)	$(3.28)

Weighted average shares outstanding:
Basic and diluted	18,216	9,466
See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2024 (audited)	17,673	$18	$395,383	$(354,645)	$40,756
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	6	—	6
Restricted stock grants, net of cancellations	1,868	1	1,080	—	1,081
Cancellation of shares for payment of withholding tax	(85)	—	(105)	—	(105)
ESPP shares issued	3	—	2	—	2
Net loss	—	—	—	(5,178)	(5,178)
BALANCE, March 31, 2025 (unaudited)	19,459	$19	$396,366	$(359,823)	$36,562

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Deficit	Total
	Shares	Amount
BALANCE, December 31, 2023 (audited)	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and ESPP	—	—	6	—	6
Restricted stock grants, net of cancellations	266	1	1,129	—	1,130
Cancellation of shares for payment of withholding tax	(13)	—	(79)	—	(79)
ESPP shares issued	1	—	2	—	2
Net loss	—	—	—	(31,007)	(31,007)
BALANCE, March 31, 2024 (unaudited)	9,602	$10	$382,387	$(336,955)	$45,442

SMITH MICRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(5,178)	$(31,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,350	1,914
Goodwill impairment charge	—	23,989
Non-cash lease expense	52	(151)
Change in fair value of warrant liabilities	(123)	(185)
Provision for credit losses	103	—
Stock based compensation	1,088	1,136
Gain on license of patents, net	—	(198)
Changes in operating accounts:
Accounts receivable	2,381	3,611
Prepaid expenses and other assets	33	44
Accounts payable, accrued, and other liabilities	(308)	(498)
Net cash used in operating activities	(602)	(1,345)
Investing activities:
Capital expenditures, net	(4)	(4)
Proceeds from license of patents, net	—	198
Net cash (used in) provided by investing activities	(4)	194
Financing activities:
Proceeds from financing arrangements	384	468
Repayments of financing arrangements	(300)	(289)
Other financing activities	2	2
Net cash provided by financing activities	86	181
Net decrease in cash and cash equivalents	(520)	(970)
Cash and cash equivalents, beginning of period	2,808	7,125
Cash and cash equivalents, end of period	$2,288	$6,155

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
On April 3, 2024, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-eight (1:8) reverse stock split of the shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), with an effective time of 11:59 p.m., Eastern Time on April 10, 2024 (the "Reverse Stock Split"). At the effective time, every eight shares of Common Stock, whether issued and outstanding or held by the Company as treasury stock were automatically combined and converted (without any further act) into one share of fully paid and nonassessable Common Stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. At the effective time, the number of shares of Common Stock then outstanding was reduced from approximately 76.8 million shares to approximately 9.6 million shares due to the Reverse Stock Split.
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
2. Accounting Policies
Basis of Presentation
The accompanying interim consolidated balance sheet as of March 31, 2025, and the related consolidated statements of operations and stockholders’ equity for the three months ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.
In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 12, 2025 (the "2024 Form 10-K").

Intercompany balances and transactions have been eliminated in consolidation.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only reportable segment. In addition to the current requirements, the amendments require all segment profit or loss and asset disclosures to be provided on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2023 and will be effective for interim reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-07 with no material effect on its consolidated financial statements other than the additional disclosure requirements, which are included in Note 11.
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
3. Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the three months ended March 31, 2025, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.
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
4. Common Stock
Minimum Bid Price Requirement and Reverse Stock Split
On December 27, 2023, the Company received a notice from the Nasdaq Stock Market ("Nasdaq") that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"), as the closing bid price of the Company’s Common Stock had been below $1.00 per share for more than thirty (30) consecutive business days as of the date of that notice. The Company undertook the Reverse Stock Split to enable the Company to regain compliance with the Minimum Bid Price Requirement. On April 29, 2024, the Company received notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement, and the matter is now closed.
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
During the third quarter of 2024, all 845,000 Pre-Funded Warrants from the May Registered Direct Offering and Private Placement were exercised on a cashless basis resulting in the issuance of 844,061 shares of Common Stock.
October 2024 Registered Direct Offering and Private Placement
On October 3, 2024, the Company announced its completion of two securities offerings raising aggregate gross proceeds of $6.9 million: a registered direct offering of Common Stock and concurrent private placement of warrants exercisable for Common Stock with certain institutional and accredited investors (collectively, the “October 2024 RDO”), and an unregistered private placement transaction of Common Stock and warrants exercisable for Common Stock with William W. Smith Jr., the Company's Chief Executive Officer, a related party, who participated in the private placement through a trust for which he serves as co-trustee (the “October 2024 Private Placement”). The registered offering of 3,321,881 registered shares of the Company's Common Stock together with the concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company’s Common Stock pursuant to the October 2024 RDO resulted in gross proceeds to the Company of approximately $3.9 million, including $0.2 million from another related party, prior to transaction expenses. The October 2024 Private Placement transaction with the Company’s Chief Executive Officer of 2,575,107 unregistered shares of the Company's Common Stock together with unregistered warrants to purchase an equal number of shares of the Company’s Common Stock resulted in gross proceeds to the Company of approximately $3.0 million prior to transaction expenses. Both offerings were approved by an independent special committee of the Company's Board of Directors and were priced based on the market value of the offered securities, at a purchase price of $1.165 per share of Common Stock with a warrant exercise price of $1.04 per share of Common Stock. Each of the warrants issued in the October 2024 offerings was initially exercisable at any time beginning six months following its original issuance and expires five and one-half years from the initial issuance of the warrant. In January 2025, at the request of certain holders of the warrants issued in the October 2024 RDO, the Company provided all of the October 2024 RDO warrant holders the opportunity to amend their warrants to adjust the start of the warrant exercise period to January 9, 2025, and as a result a portion of the warrants issued in connection with the October 2024 RDO were so amended. No other terms were changed as a result of that amendment to certain of the warrants.
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
5. Warrant Liabilities
On August 11, 2022, the Company issued warrants (the "Notes Warrants") to purchase Common Stock in conjunction with a senior secured convertibles notes (the "Notes") and warrants offering (the "Notes and Warrants Offering"), at an initial fair value of $3.8 million. The Notes sold by the Company in the Notes and Warrants Offering were subsequently retired upon maturity at December 31, 2023. The exercise price of and number of shares underlying the Notes Warrants were immediately proportionately adjusted pursuant to the Reverse Stock Split to $26.80 and 279,851 shares, respectively, and on May 2, 2024, the exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms.
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
All changes in the fair value of the Notes Warrants and Additional Warrants liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since their issuance, none of the Notes Warrants or Additional Warrants have been exercised. The Notes Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value is determined by using a Black-Scholes option pricing model which considers the likelihood of repricing adjustments and utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Notes Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants. Below are the specific assumptions utilized (unaudited, except for December 31, 2024):

Notes Warrants	March 31, 2025	December 31, 2024
Common stock market price	$0.73	1.31
Risk-free interest rate	4.0%	4.2%
Expected dividend yield	—	—
Expected term (in years)	2.36	2.61
Expected volatility	115.4%	105.9%

Additional Warrants	March 31, 2025	December 31, 2024
Common stock market price	$0.73	$1.31
Risk-free interest rate	4.0%	4.3%
Expected dividend yield	—	—
Expected term (in years)	2.87	3.12
Expected volatility	108.3%	99.6%

6. Fair Value of Financial Instruments
The Company measures and discloses fair value measurements as required by FASB Accounting Standards Codification ("ASC") Topic No. 820, Fair Value Measurements and Disclosures.
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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (unaudited except for December 31, 2024, in thousands):

Level 3	March 31, 2025	December 31, 2024
Notes Warrants	$90	$197
Additional Warrants	11	27
Total	$101	$224

The following tables present the changes in the fair value (unaudited, except for December 31, 2024, in thousands):

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2024	$197	$27	$224
Change in fair value	$(107)	$(16)	$(123)
Measurement at March 31, 2025	$90	$11	$101

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in fair value	$28	$(214)	$(186)
Measurement at March 31, 2024	$362	$49	$411
7. Goodwill and Intangible Assets
In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, Smith Micro reviews the recoverability of the carrying value of the Company's single reporting unit goodwill at least annually or whenever events or circumstances indicate a potential impairment. The annual impairment testing date is December 31 of each year. Recoverability of goodwill is determined by comparing the estimated fair value of the reporting unit to the carrying value of the underlying net assets in the reporting unit. If the estimated fair value of a reporting unit is determined to be less than the carrying value, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the fair value.
During the three months ended March 31, 2024, the Company performed an interim quantitative impairment test on its goodwill as of February 29, 2024 and as a result of this interim assessment, including the impact of the projections of revenue growth, earnings before interest taxes depreciation and amortization (“EBITDA”), and discount rates along with market multiples, the Company recorded a goodwill impairment charge totaling $24.0 million. The fair value of the reporting unit was determined based on a combination of the income approach using estimated discounted cash flows and a market-based valuation methodology. The assessment utilized level 3 inputs including estimates of revenue growth, EBITDA contribution and discount rates. Subsequent to this impairment charge, the fair value of the Company's single reporting unit approximated its carrying value. If current projections are not achieved or specific valuation factors outside the Company's control, such as discount rates and economic and industry challenges, significantly change, goodwill could be subject to future impairment.

The components of the Company’s intangible assets were as follows for the periods presented (unaudited, except for December 31, 2024, in thousands, except for useful life data):

	March 31, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4	$13,330	$(9,121)	$4,209
Customer relationships	9	27,548	(11,954)	15,594
Customer contracts	0	7,000	(6,767)	233
Software license	4	5,419	(3,305)	2,114
Patents	2	600	(429)	171
Total		$53,897	$(31,576)	$22,321

	December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4	$13,330	$(8,762)	$4,568
Customer relationships	9	27,548	(11,280)	16,268
Customer contracts	0	7,000	(6,725)	275
Software license	4	5,419	(3,126)	2,293
Patents	2	600	(407)	193
Total		$53,897	$(30,300)	$23,597
The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately seven years as of March 31, 2025 and eight years as of December 31, 2024. During the three months ended March 31, 2025 and 2024, intangible asset amortization expense was $1.3 million and $1.8 million, respectively.
As of March 31, 2025, estimated amortization expense for the remainder of 2025 and thereafter was as follows (unaudited, in thousands):

Year Ending December 31,	Amortization Expense
2025	$3,828
2026	4,709
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,065
Total	$22,321
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
The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(5,178)	$(31,007)
Denominator:
Weighted average shares outstanding – basic	18,216	9,466
Potential common shares – options / warrants (treasury stock method)	—	—
Weighted average shares outstanding – diluted	18,216	9,466
Shares excluded (anti-dilutive)	8,406	431

Net loss per common share:
Basic	$(0.28)	$(3.28)
Diluted	$(0.28)	$(3.28)
The following weighted average shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Outstanding stock options	24	10
Outstanding warrants	8,382	421
Total anti-dilutive shares	8,406	431
9. Stock-Based Compensation
Stock Plans
On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3.0 million shares. As of March 31, 2025, there were approximately 0.3 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 4.2 million shares.
During the three months ended March 31, 2025, the Company granted 1.9 million shares of restricted stock and 25,000 stock options under the OEIP.

The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s Common Stock on the date of grant. The Compensation Committee of the Board of Directors administers the OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments, but generally vest over a one-year or four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the grant date. The total value is expensed over the vesting period, which is typically up to 48 months.
Employee Stock Purchase Plan
The Company has a stockholder approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning and end of six-month offering periods. Payroll deductions under the ESPP are limited to 10% of the employee’s compensation and in any calendar year employees may not purchase more than the lesser of $25,000 of stock or 250 shares, as set by the Compensation Committee of the Board of Directors in accordance with the terms of the ESPP. Additionally, no more than 31,250 shares in the aggregate may be purchased under the ESPP.
Stock Compensation Expense
The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognizes compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.
Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP are recorded in the financial statements as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Sales and marketing	$235	$309
Research and development	215	264
General and administrative	638	563
Total non-cash stock compensation expense	$1,088	$1,136
As of March 31, 2025, there was approximately $3.8 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP.

Stock Options
For the three months ended March 31, 2025, there were 25,000 stock option awards granted. A summary of the Company’s stock options outstanding under the OEIP as of March 31, 2025 and related activity during 2025 is as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5	$27.57	4.1	$—
Granted	25	1.26	—	$—
Outstanding as of March 31, 2025	30	$5.99	8.8	$—
Vested and expected to vest at March 31, 2025	30	$5.99	8.8	$—
Exercisable as of March 31, 2025	5	$27.46	3.9	$—

Restricted Stock Awards
A summary of the Company’s restricted stock awards outstanding under the OEIP for the three months ended March 31, 2025 and the activity during the period therein are as follows (unaudited, in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2024	419	$7.85
Granted	1,871	1.19
Vested	(373)	3.26
Canceled and forfeited	(4)	6.48
Unvested at March 31, 2025	1,913	$2.23
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

Disaggregation of Revenues
Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
License and service fees	$795	$777
Hosted environment usage fees	734	665
Cloud based usage fees	3,086	4,025
Consulting services and other	6	331
Total revenues	$4,621	$5,798
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
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies appearing in Note 1. Although the Company's Chief Operating Decision Maker ("CODM") uses other measures of operating performance, the Company concluded that consolidated net loss is the measure required to be disclosed as the segment measure of profit or loss. Adjusted operating loss and net loss are used to evaluate the effectiveness of Smith Micro's performance and to monitor budget versus actual results. The measure of segment assets is reflected as "total assets" in the accompanying consolidated balance sheet.
Revenue and expenses regularly provided to the CODM are included in the following reconciliation of the Company's net adjusted operating loss and net loss. It includes the significant expense categories computed under US GAAP, reconciled to the Company's total net loss as presented in the consolidated statement of operations (unaudited, in thousands).

	For the Three Months Ended March 31,
	2025	2024
Revenues	$4,621	$5,798
Less:
Adjusted cost of revenues[1]	1,257	1,982
Adjusted selling and marketing[2]	1,408	2,292
Adjusted research and development[2]	2,642	3,707
Adjusted general and administrative[2]	2,086	2,089
Adjusted operating loss	(2,772)	(4,272)
Other segment expenses[3]	—	(135)
Stock-based compensation expense	(1,088)	(1,136)
Depreciation	(74)	(98)
Amortization	(1,276)	(1,816)
Goodwill impairment	—	(23,989)
Other income (expenses)	33	478
Loss before provision for income taxes	(5,177)	(30,968)
Provision for income tax expense	1	39
Net loss	$(5,178)	$(31,007)
(1) Adjusted amounts exclude depreciation expense.
(2) Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.
(3) Other segment expenses include personnel severance and reorganization activities and other corporate non-recurring expenditures.
The following table presents the disaggregation of Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Family Safety	$3,788	$4,464
CommSuite	734	665
ViewSpot	99	669
Total Wireless revenues	$4,621	$5,798
Customer Concentration Information
The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, three customers made up 62%, 20% and 16% of revenues. For the three months ended March 31, 2024, three customers made up 54%, 18% and 11% of revenues.
As of March 31, 2025, two customers accounted for 47% and 33% of accounts receivable. As of December 31, 2024, two customers accounted for 68% and 14% of accounts receivable.

Geographical Information
During the three months ended March 31, 2025 and 2024, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Americas	$4,615	$5,477
EMEA	6	321
Total revenues	$4,621	$5,798
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

Operating lease costs were $0.4 million for each of the three months ended March 31, 2025 and 2024.
The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of March 31, 2025
2025	$1,116
2026	952
2027	375
2028	62
Total lease payments	2,505
Less imputed interest	187
Present value of lease liabilities	$2,318
Additional information relating to the Company’s operating leases follows (unaudited):

As of March 31, 2025
Weighted average remaining lease term (years)	1.80
Weighted average discount rate	7.6%
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
After a review of the four sources of taxable income as of March 31, 2025, and after consideration of the Company’s cumulative loss position as of December 31, 2024, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $70.2 million as of March 31, 2025.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of March 31, 2025, there are no audits in process or pending from Federal or state tax authorities. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.
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
•the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our Common Stock to fall; and
•those additional factors which are listed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025 (the "2024 Form 10-K") under the caption “RISK FACTORS.”
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
In the first quarter of 2025, our revenues declined by 20% to $4.6 million compared to the first quarter of 2024, primarily driven by a $0.7 million decrease in our Family Safety product line, coupled with a $0.6 million decrease in ViewSpot revenues. These revenue declines primarily resulted from the loss of a ViewSpot contract with a Tier 1 carrier during 2024 coupled with decreases associated with legacy Sprint Safe & Found revenue as subscribers migrate to the T-Mobile network. As a result of the decline in revenues, our gross profit decreased during the first quarter of 2025 to $3.4 million, representing a decrease of $0.4 million as compared to the first quarter of the prior year. Our operating expenses decreased during the first quarter of 2025 compared to the first quarter of 2024 by approximately $26.7 million, primarily due to a goodwill impairment charge of $24.0 million recognized in the first quarter of 2024 coupled with quarter-over-quarter reductions in sales and marketing and research and development expenses due to cost reduction initiatives undertaken during 2024. The net loss for the first quarter of 2025 was $5.2 million, resulting in a net loss of $0.28 per basic and diluted share.
We believe that we remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers, as we currently provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, a Tier 1 carrier in Europe launched a new SafePath-based family safety solution in the fourth quarter of 2024 and began conducting robust marketing activities related to that solution during the first quarter of 2025. In addition, with the recent expansion of our SafePath product line, most notably with SafePath Kids and SafePath OS, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators in our industry. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers.

Refer to the section titled "Liquidity and Capital Resources" for discussion of material changes in cash, Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to Common Stock, Note 5 for discussion regarding changes related to the warrant liabilities and Note 7 for discussion regarding changes to goodwill.
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
The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2025 and 2024. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2025	2024
Revenues	100.0%	100.0%
Cost of revenues	27.2	34.3
Gross profit	72.8%	65.7%
Operating expenses:
Selling and marketing	35.6	45.1
Research and development	61.8	68.8
General and administrative	59.0	47.5
Depreciation and amortization	29.2	32.9
Goodwill impairment	—	413.7
Total operating expenses	185.5%	608.1%
Operating loss	(112.8)	(542.4)
Change in fair value of warrant liabilities	2.7	3.2
Interest (expense) income, net	(0.5)	1.3
Other (expense) income, net	(1.4)	3.8
Loss before provision for income tax provision	(112.0)%	(534.1)%
Provision for income tax expense	—	0.7
Net loss	(112.1)%	(534.8)%
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenues. Revenues were $4.6 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $1.2 million, or 20%. This decrease was primarily related to declines associated with our Family Safety product line of $0.7 million, which was most significantly driven by Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network, coupled with a decline in ViewSpot revenue of $0.6 million that was primarily due to a contract that concluded during 2024.
Cost of revenues. Cost of revenues were $1.3 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of $0.7 million was primarily due to the period-over-period decline in revenue coupled with the impact of cost reduction efforts undertaken during 2024.
Gross profit. Gross profit was $3.4 million, or 72.8% of revenues, for the three months ended March 31, 2025, compared to $3.8 million, or 65.7% of revenues, for the three months ended March 31, 2024. The decrease of approximately $0.4 million in gross profit was driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $1.6 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of approximately $1.0 million was primarily due to decreases in personnel related costs due primarily to cost reduction activities undertaken by the Company during 2024.
Research and development. Research and development expenses were $2.9 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. This decreases of approximately $1.1 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken by the Company during 2024.
General and administrative. General and administrative expenses were $2.7 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of approximately $0.1 million was primarily related to declines in personnel-related costs of approximately $0.2 million partially offset by increases in stock-based compensation of approximately $0.1 million.
Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended March 31, 2025 and 2024. Amortization expense was $1.3 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it decreased by approximately $0.5 million period-over-period.
Goodwill impairment. The impairment charge for the three months ended March 31, 2024 was triggered by the sustained decrease in our common stock share price and overall market capitalization during the quarter, which led to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value by $24.0 million. We did not have a similar charge for the three months ended March 31, 2025.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The total decrease in income of approximately $0.1 million resulted from valuation related impacts to the warrant liabilities in the respective periods.
Interest (expense) income, net. Interest expense, net was nominal for the three months ended March 31, 2025 and interest income, net was $0.1 million for the three months ended March 31, 2024.
Other (expense) income, net. Other expense, net was $0.1 million for the three months ended March 31, 2025 and Other income, net was $0.2 million for the three months ended March 31, 2024. The period over period change was primarily related to the licensing of several of our patents in February 2024.
Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended March 31, 2025 and 2024. There were no material changes in the period-to-period comparison.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of March 31, 2025, the Company's cash and cash equivalents were approximately $2.3 million.
The timing of our anticipated revenue growth relative to the costs of operating, maintaining, innovating and evolving our business to respond to industry trends and maximize growth opportunities may result in cash and cash equivalents being insufficient to fund operations at current levels over the next twelve months and beyond.
This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of our outstanding debt was retired as of December 31, 2023. The availability of sufficient funds will depend to an extent on the existence and timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2024 Form 10-K under the heading, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.

Cash Flows
Changes in cash and cash equivalents are as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(602)	$(1,345)
Net cash (used in) provided by investing activities	(4)	194
Net cash provided by financing activities	86	181
Net decrease in cash and cash equivalents	$(520)	$(970)
Operating activities
Net cash used in operating activities was $0.6 million for the three months ended March 31, 2025. The primary uses of operating cash were a net loss of $5.2 million less non-cash expenses totaling $2.5 million, including depreciation and amortization of $1.4 million and stock compensation expense of $1.1 million, coupled with a decrease in accounts payable and accrued liabilities of $0.3 million, primarily due to the timing and change in payments for accounts payable and payroll, partially offset by a decrease in accounts receivable of $2.4 million due to the timing of cash collections from customers.
Net cash used in operating activities was $1.3 million for the three months ended March 31, 2024. The primary uses of operating cash were a net loss of $31.0 million less non-cash expenses totaling $26.5 million, driven by a goodwill impairment charge of $24.0 million, and a decrease in accounts payable and accrued liabilities of $0.5 million partially offset by an decrease in accounts receivable of $3.6 million.
Investing activities
Net cash used in investing activities for three months ended March 31, 2025 was nominal. Net cash provided by investing activities of $0.2 million for the three months ended March 31, 2024 was primarily attributable to the net proceeds from licensing several of our patents in February 2024.
Financing activities
Net cash provided by financing activities was $0.1 million the three months ended March 31, 2025, and $0.2 million for the three months ended March 31, 2024, and was primarily attributable to the timing of borrowings and repayments from short-term insurance premium financing arrangements.
Recent Accounting Guidance
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.
Critical Accounting Estimates
Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial Statements in our 2024 Form 10-K for information regarding our critical accounting estimates. There have been no material changes to the Company's critical accounting estimates since the 2024 Form 10-K.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased(1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1 - 31, 2025	20,410	$1.23	—	—
February 1- 28, 2025	49,545	$1.39	—	—
March 1 - 31, 2025	14,970	$0.72	—	—
Total	84,925	$1.23
(1)Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All the shares were cancelled when they were acquired by the Company.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended on March 31, 2025, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

SMITH MICRO SOFTWARE, INC.

May 8, 2025	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By /s/	James M. Kempton
James M. Kempton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)