Form 10-Q
period 2025-06-30
SMITH MICRO SOFTWARE, INC.
filed 2025-08-07
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 20,994,917 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,401	$2,808
Accounts receivable, net of related allowances of $106 and $3 at 2025 and 2024, respectively	2,867	5,721
Prepaid expenses and other current assets	1,597	1,467
Total current assets	5,865	9,996
Equipment and improvements, net	423	538
Right-of-use assets	1,754	2,367
Other assets	496	496
Intangible assets, net	21,044	23,597
Goodwill	—	11,052
Total assets	$29,582	$48,046
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,766	$1,738
Accrued payroll and benefits	1,820	1,694
Current operating lease liabilities	1,418	1,279
Other current liabilities	1,269	940
Total current liabilities	6,273	5,651
Non-current liabilities:
Warrant liabilities	121	224
Operating lease liabilities	646	1,287
Deferred tax liabilities, net	128	128
Total non-current liabilities	895	1,639
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 19,382,014 and 17,673,404 shares issued and outstanding at 2025 and 2024, respectively	19	18
Additional paid-in capital	397,280	395,383
Accumulated comprehensive deficit	(374,885)	(354,645)
Total stockholders’ equity	22,414	40,756
Total liabilities and stockholders' equity	$29,582	$48,046

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,420	$5,140	$9,041	$10,938
Cost of revenues (including depreciation of $0, $4, $1, and $11 in the three and six months ended June 30, 2025 and 2024, respectively)	1,171	1,607	2,429	3,595
Gross profit	3,249	3,533	6,612	7,343
Operating expenses:
Selling and marketing	1,665	2,529	3,309	5,143
Research and development	2,752	3,702	5,609	7,691
General and administrative	2,671	2,740	5,395	5,496
Depreciation and amortization	1,349	1,541	2,698	3,449
Gain on sale of ViewSpot, net	(1,287)	—	(1,287)	—
Goodwill impairment	11,052	—	11,052	23,989
Total operating expenses	18,202	10,512	26,776	45,768
Operating loss	(14,953)	(6,979)	(20,164)	(38,425)
Other income (expense):
Change in fair value of warrant liabilities	(20)	42	103	227
Interest (expense) income, net	(22)	26	(47)	100
Other (expense) income, net	(67)	(18)	(131)	201
Loss before provision for income tax provision	(15,062)	(6,929)	(20,239)	(37,897)
Provision for income tax expense	—	—	1	39
Net loss	$(15,062)	$(6,929)	$(20,240)	$(37,936)

Loss per share:
Basic and diluted	$(0.78)	$(0.66)	$(1.08)	$(3.79)

Weighted average shares outstanding:
Basic and diluted	19,417	10,567	18,820	10,016

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2025 (unaudited)	19,459	$19	$396,366	$(359,823)	$36,562
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	5	—	5
Restricted stock grants, net of cancellations	123	—	1,090	—	1,090
Cancellation of shares for payment of withholding tax	(200)	—	(181)	—	(181)
Net loss	—	—	—	(15,062)	(15,062)
BALANCE, June 30, 2025 (unaudited)	19,382	$19	$397,280	$(374,885)	$22,414

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024 (audited)	17,673	$18	$395,383	$(354,645)	$40,756
Non-cash compensation recognized on stock options and ESPP	—	—	11	—	11
Restricted stock grants, net of cancellations	1,991	1	2,170	—	2,171
Cancellation of shares for payment of withholding tax	(285)	—	(286)	—	(286)
ESPP shares issued	3	—	2	—	2
Net loss	—	—	—	(20,240)	(20,240)
BALANCE, June 30, 2025 (unaudited)	19,382	$19	$397,280	$(374,885)	$22,414

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2024 (unaudited)	9,602	$10	$382,387	$(336,955)	$45,442
Non-cash compensation recognized on stock options and ESPP	—	—	4	—	4
Restricted stock grants, net of cancellations	—	—	1,133	—	1,133
Cancellation of shares for payment of withholding tax	(42)	—	(99)	—	(99)
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with Common Stock Offering, net of issuance costs	1,065	1	3,350	—	3,351
Net loss	—	—	—	(6,929)	(6,929)
BALANCE, June 30, 2024 (unaudited)	10,625	$11	$386,775	$(343,884)	$42,902

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023 (audited)	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and ESPP	—	—	9	—	9
Restricted stock grants, net of cancellations	266	1	2,263	—	2,264
Cancellation of shares for payment of withholding tax	(55)	—	(178)	—	(178)
ESPP shares issued	1	—	2	—	2
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with Common Stock Offering, net of issuance costs	1,065	1	3,350	—	3,351
Net loss	—	—	—	(37,936)	(37,936)
BALANCE, June 30, 2024 (unaudited)	10,625	$11	$386,775	$(343,884)	$42,902

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(20,240)	$(37,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,698	3,460
Goodwill impairment	11,052	23,989
Non-cash lease expense	110	(224)
Change in fair value of warrant liabilities	(103)	(227)
Provision for credit losses	103	—
Stock based compensation	2,183	2,272
Gain on sale of ViewSpot, net	(1,287)	—
Gain on license of patents, net	—	(198)
Changes in operating accounts:
Accounts receivable	3,051	4,087
Prepaid expenses and other assets	(128)	(241)
Accounts payable, accrued, and other liabilities	(309)	(535)
Net cash used in operating activities	(2,870)	(5,553)
Investing activities:
Capital expenditures, net	(31)	(11)
Proceeds from sale of ViewSpot, net	987	—
Proceeds from license of patents, net	—	198
Net cash provided by investing activities	956	187
Financing activities:
Proceeds from Common Stock, Warrants, and Pre-Funded Warrants Offering, net	—	3,351
Proceeds from financing arrangements	933	1,044
Repayments of financing arrangements	(428)	(529)
Other financing activities	2	3
Net cash provided by financing activities	507	3,869
Net decrease in cash and cash equivalents	(1,407)	(1,497)
Cash and cash equivalents, beginning of period	2,808	7,125
Cash and cash equivalents, end of period	$1,401	$5,628

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. The Company

Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes family safety software solutions to support families in the digital age and visual voice messaging.

Smith Micro’s solution portfolio is comprised of proven products that enable its customers to provide:

•	In-demand digital services that connect today’s digital lifestyle, including family location services, parental controls, and consumer IoT devices to mobile consumers worldwide; and

•	Easy visual access to voice messages on mobile devices through visual voicemail and voice-to-text transcription functionality

On June 3, 2025, the Company sold its ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts to be paid in two installments, the first of which was collected on July 1, 2025, and the final balance is due October 1, 2025.

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of June 30, 2025, and the related consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025.

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

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the three and six months ended June 30, 2025, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company has no outstanding debt and is continuing operations and generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, as necessary, to raise additional capital will support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:

•	Implement additional restructuring and cost reductions,

•	Secure a revolving line of credit, if available,

•	Dispose of one or more product lines and/or,

•	Sell or license intellectual property.

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

On June 23, 2025, the Company received a notice from Nasdaq that the Company’s Common Stock did not meet the $1.00 minimum bid price requirement pursuant to the Minimum Bid Price Requirement, and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until December 22, 2025, to regain compliance with the Minimum Bid Price Requirement.

May 2024 Registered Direct Offering & Private Placement

On May 10, 2024, the Company entered into a securities purchase agreement (the “May 2024 Purchase Agreement”) with certain institutional and accredited investors (the “May 2024 Purchasers”) relating to the registered direct offering and sale of an aggregate of 1,065,000 shares of the Company’s Common Stock at an offering price of $2.15 per share of Common Stock and pre-funded warrants ( “May 2024 Pre-Funded Warrants”) to purchase up to 845,000 shares of Common Stock (the “May 2024 Registered Direct Offering”). The May 2024 Pre-Funded Warrants were purchased at a price of $2.149 per underlying share and had an exercise price of $0.001 per share and could be exercised at any time after their original issuance until such May 2024 Pre-Funded Warrants were exercised in full. The shares of Common Stock and May 2024 Pre-Funded Warrants (including the shares of Common Stock underlying the warrants) were offered by the Company pursuant to a prospectus supplement dated May 10, 2024, and accompanying prospectus dated May 12, 2022, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-264667), which was declared effective by the SEC on May 12, 2022.

In a private placement on May 14, 2024, concurrent with the May 2024 Registered Direct Offering, the Company also sold to the May 2024 Purchasers unregistered warrants (the “May 2024 Common Warrants”) to purchase up to an aggregate of 1,910,000 shares of Common Stock (the “May 2024 Private Placement”). Each unregistered May 2024 Common Warrant has an exercise price of $2.34 per share, is exercisable at any time beginning November 14, 2024 and will expire November 14, 2029. Both the May 2024 Registered Direct Offering and the May 2024 Private Placement closed on May 14, 2024.

Roth Capital Partners, LLC (“Roth”) acted as the exclusive placement agent for the May 2024 Registered Direct Offering and the May 2024 Private Placement pursuant to a placement agency agreement (the “Placement Agency Agreement”) dated May 10, 2024, by and between the Company and Roth, and a related engagement letter with Roth. Pursuant to the Placement Agency Agreement, on May 14, 2024 the Company issued to Roth warrants to purchase up to 133,700 shares of Common Stock (the “May 2024 Placement Agent Warrants”), which represented 7.0% of the aggregate number of shares of Common Stock and May 2024 Pre-Funded Warrants sold in the May 2024 Registered Direct Offering. The May 2024 Placement Agent Warrants are exercisable at any time beginning November 14, 2024, have an exercise price equal to $2.86, and expire November 16, 2026.

The shares of Common Stock underlying the May 2024 Common Warrants and the May 2024 Placement Agent Warrants (collectively referred to herein as the “May 2024 Warrants”) were registered on a registration statement on Form S-1 (File No. 333-280542) filed with the SEC on June 27, 2024, which was declared effective by the SEC on July 10, 2024. Shares of Common Stock issued by the Company upon exercise of the May 2024 Warrants may be resold by the holders pursuant to the prospectus dated July 11, 2024. The filings made by the Company in connection with the potential resale of the Common Stock underlying the May 2024 Warrants were filed within the time period agreed by the parties in the Purchase Agreement.

The net cash proceeds to the Company, after deducting offering related expenses was $3.4 million. The May 2024 Pre-Funded Warrants, May 2024 Common Warrants, and May 2024 Placement Agent Warrants were all assessed and recorded as equity instruments.

During the third quarter of 2024, all 845,000 May 2024 Pre-Funded Warrants from the May 2024 Registered Direct Offering and May 2024 Private Placement were exercised on a cashless basis resulting in the issuance of 844,061 shares of Common Stock.

October 2024 Registered Direct Offering and Private Placement

On October 3, 2024, the Company announced its completion of two securities offerings raising aggregate gross proceeds of $6.9 million: a registered direct offering of 3,321,881 registered shares of Common Stock and concurrent private placement of unregistered warrants exercisable for an equal number of shares of Common Stock (collectively, the “October 2024 RDO”) for gross proceeds of approximately $3.9 million, including $0.2 million from a related party, and an unregistered private placement transaction of 2,575,107 shares of Common Stock and warrants exercisable for an equal number of shares of Common Stock with William W. Smith Jr., the Company's Chief Executive Officer, a related party, who participated in the private placement through a trust for which he serves as co-trustee (the “October 2024 Private Placement”), for gross proceeds of approximately $3.0 million. Both offerings were approved by an independent special committee of the Company's Board of Directors and were priced based on the market value of the offered securities, at a purchase price of $1.165 per share of Common Stock with a warrant exercise price of $1.04 per share of Common Stock. Each of the warrants issued in the October 2024 offerings was initially exercisable at any time beginning six months following its original issuance and expires five and one-half years from the initial issuance of the warrant. In January 2025, at the request of certain holders of the warrants issued in the October 2024 RDO, the Company provided all of the October 2024 RDO warrant holders the opportunity to amend their warrants to adjust the start of the warrant exercise period to January 9, 2025, and as a result a portion of the warrants issued in connection with the October 2024 RDO were so amended. No other terms were changed as a result of that amendment to certain of the warrants.

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

Notes Warrants	June 30, 2025	December 31, 2024
Common stock market price	$0.86	$1.31
Risk-free interest rate	3.9%	4.2%
Expected dividend yield	—	—
Expected term (in years)	2.12	2.61
Expected volatility	117.3%	105.9%

Additional Warrants	June 30, 2025	December 31, 2024
Common stock market price	$0.86	$1.31
Risk-free interest rate	3.9%	4.3%
Expected dividend yield	—	—
Expected term (in years)	2.62	3.12
Expected volatility	112.7%	99.6%

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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (unaudited except for December 31, 2024, in thousands):

Level 3	June 30, 2025	December 31, 2024
Notes Warrants	$107	$197
Additional Warrants	14	27
Total	$121	$224

The following tables present the changes in the fair value (unaudited, except for December 31, 2024, in thousands):

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2024	$197	$27	$224
Change in fair value	$(107)	$(16)	$(123)
Measurement at March 31, 2025	$90	$11	$101
Change in fair value	$17	$3	$20
Measurement at June 30, 2025	$107	$14	$121

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in fair value	$28	$(214)	$(186)
Measurement at March 31, 2024	$362	$49	$411
Change in fair value	$(24)	$(18)	$(42)
Measurement at June 30, 2024	$338	$31	$369

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

In connection with the preparation of its quarterly financial statements for the second quarter of 2025, the Company assessed changes in circumstances to determine whether it was more likely than not that the fair value of its single reporting unit was below its carrying amount. While there was no single determinative event or factor, considerations including recent financial performance compared to expected forecasts, trends in stock valuation, pricing of the most recent equity raise, and the receipt of the Nasdaq minimum bid price requirement notice on June 24, 2025 led the Company to conclude that when considering the events and factors in totality it was necessary to perform an interim quantitative valuation assessment.  The fair value of the reporting unit was determined based on a combination of the income approach using estimated discounted cash flows and a market-based valuation methodology utilizing market multiples. The assessment utilized Level 3 inputs including estimates of revenue growth, EBITDA contribution and discount rates. Based on the results of the assessment, a full goodwill impairment charge of $11.1 million was recorded.

The components of the Company’s intangible assets were as follows for the periods presented (unaudited, except for December 31, 2024, in thousands, except for useful life data):

	June 30, 2025
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	3	$11,076	$(7,227)	$3,849
Customer relationships	9	24,573	(9,652)	14,921
Customer contracts	0	7,000	(6,810)	190
Software license	4	5,419	(3,485)	1,934
Patents	2	600	(450)	150
Total		$48,668	$(27,624)	$21,044

	December 31, 2024
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	4	$13,330	$(8,762)	$4,568
Customer relationships	9	27,548	(11,280)	16,268
Customer contracts	0	7,000	(6,725)	275
Software license	4	5,419	(3,126)	2,293
Patents	2	600	(407)	193
Total		$53,897	$(30,300)	$23,597

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately seven years as of June 30, 2025 and eight years as of December 31, 2024. During the three months ended June 30, 2025 and 2024, intangible asset amortization expense was $1.3 million and $1.5 million, respectively. During the six months ended June 30, 2025 and 2024, intangible asset amortization expense was $2.6 million and $3.3 million, respectively.

As of June 30, 2025, estimated amortization expense for the remainder of 2025 and thereafter was as follows (unaudited, in thousands):

Amortization
Year Ending December 31,	Expense
2025	$2,552
2026	4,709
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,064
Total	$21,044

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

The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(15,062)	$(6,929)	$(20,240)	$(37,936)
Denominator:
Weighted average shares outstanding – basic	19,417	10,567	18,820	10,016
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	19,417	10,567	18,820	10,016
Shares excluded (anti-dilutive)	8,413	1,486	8,409	959

Net loss per common share:
Basic	$(0.78)	$(0.66)	$(1.08)	$(3.79)
Diluted	$(0.78)	$(0.66)	$(1.08)	$(3.79)

The following weighted average shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	31	9	27	10
Outstanding warrants	8,382	1,477	8,382	949
Total anti-dilutive shares	8,413	1,486	8,409	959

9. Stock-Based Compensation

Stock Plans

On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (as currently amended, the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3.0 million shares, and on June 3, 2025, the Company's stockholders approved an increase to the number of shares reserved thereunder by an additional 3.0 million shares. As of June 30, 2025, there were approximately 3.2 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 7.2 million shares.

During the six months ended June 30, 2025, the Company granted 2.0 million shares of restricted stock and 25,000 stock options under the OEIP.

The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the Company's Board of Directors and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s Common Stock on the date of grant. The Compensation Committee of the Board of Directors administers the OEIP and determines the vesting schedule at the time of grant. Stock options may be exercisable immediately or in installments but generally vest over a one-year or four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock awards terminate, and all vested stock options may be exercised within a period of 90 days following termination of employment. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the grant date. The total value is expensed over the vesting period, which is typically up to 48 months.

Employee Stock Purchase Plan

The Company has a stockholder approved employee stock purchase plan (as amended, the “ESPP”), under which substantially all employees may purchase the Company’s Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning and end of six-month offering periods. Payroll deductions under the ESPP are limited to 10% of the employee’s compensation and in any calendar year employees may not purchase more than the lesser of $25,000 of stock or 250 shares, as set by the Compensation Committee of the Board of Directors in accordance with the terms of the ESPP.  On June 3, 2025, the Company's stockholders approved an amendment to the ESPP to increase the aggregate number of shares of Common Stock authorized for issuance under the ESPP by 250,000 shares, therefore no more than 281,250 shares in the aggregate may be purchased under the ESPP.

Stock Compensation Expense

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognizes compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP are recorded in the consolidated financial statements as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$263	$345	$498	$653
Research and development	204	245	418	509
General and administrative	629	548	1,267	1,110
Total non-cash stock compensation expense	$1,096	$1,138	$2,183	$2,272

As of June 30, 2025, there was approximately $2.9 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP.

Stock Options

For the six months ended June 30, 2025, there were 25,000 stock option awards granted. A summary of the Company’s stock options outstanding under the OEIP as of June 30, 2025 and related activity during 2025 is as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

			Wtd. Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life (Yrs)	Value
Outstanding as of December 31, 2024	5	$27.57	4.1	$—
Granted	25	1.26	—	$—
Outstanding as of June 30, 2025	30	$5.99	8.6	$—
Vested and expected to vest at June 30, 2025	30	$5.99	8.6	$—
Exercisable as of June 30, 2025	5	$27.46	3.7	$—

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the OEIP for the six months ended June 30, 2025 and the activity during the period therein are as follows (unaudited, in thousands, except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	419	$7.85
Granted	2,006	1.17
Vested	(1,005)	2.51
Canceled and forfeited	(16)	2.28
Unvested at June 30, 2025	1,404	$2.19

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

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
License and service fees	$795	$761	$1,590	$1,538
Hosted environment usage fees	777	531	1,511	1,196
Cloud based usage fees	2,835	3,645	5,921	7,670
Consulting services and other	13	203	19	534
Total revenues	$4,420	$5,140	$9,041	$10,938

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$4,420	$5,140	$9,041	$10,938
Less:
Adjusted cost of revenues¹	1,171	1,592	2,428	3,572
Adjusted selling and marketing²	1,402	2,044	2,811	4,337
Adjusted research and development²	2,548	3,386	5,191	7,093
Adjusted general and administrative²	1,964	2,104	4,050	4,192
Adjusted operating loss	(2,665)	(3,986)	(5,439)	(8,256)
Other segment expenses³	(78)	(310)	(79)	(448)
Stock-based compensation expense	(1,096)	(1,138)	(2,183)	(2,272)
Depreciation	(73)	(95)	(146)	(194)
Amortization	(1,276)	(1,450)	(2,552)	(3,266)
Goodwill impairment	(11,052)	—	(11,052)	(23,989)
Proceeds from sale of ViewSpot, net	1,287	—	1,287	—
Total other (expenses) income, net	(109)	50	(75)	528
Loss before provision for income taxes	(15,062)	(6,929)	(20,239)	(37,897)
Provision for income tax expense	—	—	1	39
Net loss	$(15,062)	$(6,929)	$(20,240)	$(37,936)

(1) Adjusted amounts exclude depreciation expense.

(2) Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.

(3) Other segment expenses include personnel severance and reorganization activities and other corporate non-recurring expenditures.

The following table presents the disaggregation of Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Family Safety	$3,626	$4,221	$7,414	$8,685
CommSuite	777	531	1,511	1,196
ViewSpot	17	388	116	1,057
Total Wireless revenues	$4,420	$5,140	$9,041	$10,938

Customer Concentration Information

The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three and six months ended June 30, 2025 and 2024.

During the three months ended June 30, 2025, three customers made up 61%, 21% and 18% of revenues. For the three months ended  June 30, 2024, two customers made up 59% and 20% of revenues.

During the six months ended June 30, 2025, three customers made up 61%, 20% and 17% of revenues. For the six months ended June 30, 2024, three customers made up 56%, 19% and 11% of revenues.

As of June 30, 2025, two customers accounted for 39% and 33% of accounts receivable. As of June 30, 2024, two customers accounted for 52% and 15% of accounts receivable.

Geographical Information

During the three and six months ended June 30, 2025 and 2024, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$4,407	$4,943	$9,022	$10,420
EMEA	13	197	19	518
Total revenues	$4,420	$5,140	$9,041	$10,938

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

Operating lease costs were $0.4 million for each of the three months ended June 30, 2025 and 2024. Operating lease costs were $0.8 million for each of the six months ended June 30, 2025 and 2024.

The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of June 30, 2025
2025	$796
2026	977
2027	377
2028	62
Total lease payments	2,212
Less imputed interest	148
Present value of lease liabilities	$2,064

Additional information relating to the Company’s operating leases follows (unaudited):

As of June 30, 2025
Weighted average remaining lease term (years)	1.7
Weighted average discount rate	7.8%

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

After a review of the four sources of taxable income as of June 30, 2025, and after consideration of the Company’s cumulative loss position as of December 31, 2024, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $70.2 million as of June 30, 2025.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of June 30, 2025, there are no audits in process or pending from Federal or state tax authorities. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

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

On July 18, 2025, the Company announced the closing of a registered direct offering of 1,612,903 of Common Stock for $0.93 per share and concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company's Common Stock with certain institutional and accredited investors, which resulted in gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. The registered offering and concurrent private placement were approved by the Company's Board of Directors and a special Pricing Committee thereof. The warrants issued to the investors in the concurrent private placement have an exercise price of $1.20 per share (subject to certain downward pricing adjustments, including anti-dilution protection), are immediately exercisable and will expire five years after issuance.  However, pursuant to the securities purchase agreement between the company and the investors relating to the registered offering and concurrent private placement dated July 17, 2025, an investor’s right to exercise the warrants, and the Company’s ability to issue shares upon exercise, is subject to certain limitations set forth in the purchase agreement pursuant to which the warrants were issued, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of common stock pursuant to the registered offering and concurrent private placement in accordance with Nasdaq listing standards. The Company has agreed to seek stockholder approval of these matters at a meeting to be held no later than October 17, 2025.  The Company has agreed to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon exercise of the unregistered warrants issued in connection with the private placement concurrent with the registered offering.  Pursuant to the terms of an engagement letter previously entered into on June 19, 2025 by the Company with Chardan Capital Markets LLC (“Chardan”), the Company paid Chardan a cash fee equal to 6.5% of the total gross proceeds from the registered offering and concurrent private placement in connection with its service as a financial advisor to the Company for the offerings.

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

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements regarding Smith Micro which include, but are not limited to, statements concerning customer concentration, projected revenues, market acceptance of products, the success and timing of new product introductions, the competitive factors affecting our business, our ability to raise additional capital, gross profit and income, our expenses, the protection of our intellectual property, and our ability to remain a going concern. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results or performance could differ materially from those expressed or implied in any forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following:

•	our customer concentration, given that the majority of our sales currently depend on a few large client relationships;

•	our ability to establish and maintain strategic relationships with our customers and mobile device manufacturers, their ability to attract customers, and their willingness to promote our products;

•	our ability and/or customers’ ability to distribute our mobile software applications to their end users through third party mobile software application stores, which we do not control;

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

•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;

•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;

•	the risks inherent with international operations;

•	the impact of evolving information security and data privacy laws on our business and industry;

•	the impact of governmental regulations on our business and industry;

•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;

•	the risk of being delisted from Nasdaq if we continue to fail to meet any of its applicable listing requirements;

•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;

•	failure to realize the expected benefits of prior acquisitions;

•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;

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

Overview

Smith Micro provides software solutions that simplify and enhance the mobile experience to some of the leading wireless service providers around the globe. From enabling the Digital Family Lifestyle™ to providing powerful voice messaging capabilities, we strive to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things ("IoT") devices. Our portfolio includes family safety software solutions to support families in the digital age and visual voice messaging.

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

In the second quarter of 2025, our revenues decreased by 14.0% to $4.4 million compared to the second quarter of 2024, primarily driven by a $0.6 million decrease in our Family Safety product line, coupled with a $0.4 million decrease in ViewSpot revenues. These revenue declines primarily resulted from the loss of a ViewSpot contract with a Tier 1 carrier during 2024 coupled with decreases associated with legacy Sprint Safe & Found revenue as subscribers migrate to the T-Mobile network. As a result of the decline in revenues, our gross profit during the second quarter of 2025 was $3.2 million, representing a decrease of $0.3 million as compared to the second quarter of the prior year.  In connection with the preparation of our second quarter financial statements, we evaluated our goodwill and determined that the carrying value of our single reporting unit exceeded its fair value which resulted in a non-cash pretax impairment charge of $11.1 million for the quarter. On June 3, 2025, we sold our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts to be paid in two installments, the first of which was collected on July 1, 2025, and the final balance is due October 1, 2025.  Our operating expenses increased during the second quarter of 2025 compared to the second quarter of 2024 by approximately $7.7 million. This was primarily due to goodwill impairment, offset by the gain on the sale of ViewSpot of $1.3 million, and the remainder of the difference was due to quarter-over-quarter reductions in sales and marketing and research and development expenses due to cost reduction initiatives undertaken during 2025 and 2024.  The net loss for the second quarter of 2025 was $15.1 million, resulting in a net loss of $0.78 per basic and diluted share.

We believe that we still remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers, as we currently provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, a Tier 1 carrier in Europe launched a new SafePath-based family safety solution in the fourth quarter of 2024 and began conducting robust marketing activities related to that solution during the first quarter of 2025. In addition, with the recent expansion of our SafePath product line, most notably with SafePath Kids and SafePath OS, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators in our industry. Further, our development of SafePath 8 is expected to launch in the near term, and we expect to launch the new features that it enables with our customers. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers.

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

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2025 and 2024. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	26.5	31.3	26.9	32.9
Gross profit	73.5%	68.7%	73.1%	67.1%
Operating expenses:
Selling and marketing	37.7	49.2	36.6	47.0
Research and development	62.3	72.0	62.0	70.3
General and administrative	60.4	53.3	59.7	50.2
Depreciation and amortization	30.5	30.0	29.8	31.5
Proceeds from sale of ViewSpot, net	(29.1)	—	(14.2)	—
Goodwill impairment	250.0	—	122.2	219.3
Total operating expenses	411.8%	204.5%	296.2%	418.4%
Operating loss	(338.3)	(135.8)	(223.0)	(351.3)
Change in fair value of warrant liabilities	(0.5)	0.8	1.1	2.1
Interest (expense) income, net	(0.5)	0.5	(0.5)	0.9
Other (expense) income, net	(1.5)	(0.4)	(1.4)	1.8
Loss before provision for income tax provision	(340.8)%	(134.8)%	(223.9)%	(346.5)%
Provision for income tax expense	—	—	—	0.4
Net loss	(340.8)%	(134.8)%	(223.9)%	(346.8)%

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues. Revenues were $4.4 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of $0.7 million, or 14.0%. This decrease was primarily related to declines associated with our Family Safety product line of $0.6 million, which was mostly driven by Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network, coupled with a decline in ViewSpot revenue of $0.4 million that was primarily due to a contract that concluded during 2024 and the sale of that product in June 2025 and partially offset by an increase in CommSuite revenues of approximately $0.2 million.

Cost of revenues. Cost of revenues were $1.2 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of $0.4 million was primarily due to the period-over-period decline in revenue coupled with the impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $3.2 million, or 73.5% of revenues, for the three months ended June 30, 2025, compared to $3.5 million, or 68.7% of revenues, for the three months ended June 30, 2024. The decrease of $0.3 million in gross profit was driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $1.7 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of approximately $0.9 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

Research and development. Research and development expenses were $2.8 million and $3.7 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of approximately $1.0 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

General and administrative. General and administrative expenses were $2.7 million for each of the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended June 30, 2025 and 2024. Amortization expense was $1.3 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it decreased by approximately $0.2 million period-over-period.

Gain on Sale of ViewSpot. On June 3, 2025, we sold our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts to be paid in two installments, the first of which was collected on July 1, 2025, and the final balance is due October 1, 2025.

Goodwill impairment. A goodwill impairment charge of $11.1 million was recorded for the three months ended  June 30, 2025 due to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value. We did not have a similar charge for the three months ended June 30, 2024.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal for the three months ended June 30, 2025 and 2024, respectively.

Interest (expense) income, net. Interest expense, net was nominal for each of the three months ended June 30, 2025 and 2024.

Other (expense) income, net. Other expense, net was nominal for each of the three months ended June 30, 2025 and 2024.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended June 30, 2025 and 2024. There were no material changes in the period-to-period comparison.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues. Revenues were $9.0 million and $10.9 million for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $1.9 million, or 17.3%. This decrease was primarily related to declines associated with our Family Safety product line of $1.3 million, which was mostly driven by Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network, coupled with a decline in ViewSpot revenue of $0.9 million partially offset by an increase in CommSuite revenues of $0.3 million.

Cost of revenues. Cost of revenues were $2.4 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $1.2 million was primarily due to the period-over-period decline in revenue coupled with the impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $6.6 million, or 73.1% of revenues, for the six months ended June 30, 2025, compared to $7.3 million, or 67.1% of revenues, for the six months ended June 30, 2024. The decrease of approximately $0.7 million in gross profit was driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $3.3 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of approximately $1.8 million was primarily due to decreases in personnel related costs due primarily to cost reduction activities undertaken by the Company.

Research and development. Research and development expenses were $5.6 million and $7.7 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of approximately $2.1 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken by the Company.

General and administrative. General and administrative expenses were $5.4 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of approximately $0.1 million was primarily related to declines in personnel related costs of approximately $0.3 million partially offset by increases in stock-based compensation of approximately $0.2 million.

Depreciation and amortization. Depreciation expense was $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense was $2.6 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it decreased by approximately $0.7 million period-over-period.

Gain on Sale of ViewSpot. On June 3, 2025, we sold our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts to be paid in two installments, the first of which was collected on July 1, 2025, and the final balance is due October 1, 2025. There were no such amounts for the six months ended June 30, 2024.

Goodwill impairment. A goodwill impairment charge of $11.1 million was recorded for the six months ended  June 30, 2025 due to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value. A goodwill impairment charge was recorded in the amount of $24.0 million for the six months ended June 30, 2024.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. The total decrease in income of approximately $0.1 million resulted from valuation related impacts to the warrant liabilities in the respective periods.

Interest (expense) income, net. Interest expense, net was nominal for the six months ended June 30, 2025 and interest income, net was $0.1 million for the six months ended June 30, 2024.

Other (expense) income, net. Other expense, net was $0.1 million for the six months ended June 30, 2025 and other income, net was $0.2 million for the six months ended June 30, 2024. The period over period change was primarily related to the licensing of several of our patents in February 2024.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the six months ended June 30, 2025 and 2024. There were no material changes in the period-to-period comparison.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of June 30, 2025, the Company's cash and cash equivalents were approximately $1.4 million. Since December 31, 2024 we have utilized cash collections, including the proceeds from the sale of our ViewSpot product and cash on hand to cover routine working capital requirements. Subsequent to June 30, 2025, we closed on a registered direct offering of Common Stock and a concurrent placement of warrants, which provided gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses, and is further discussed in Note 15.

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

Cash Flows

Changes in cash and cash equivalents are as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(2,870)	$(5,553)
Net cash provided by investing activities	956	187
Net cash provided by financing activities	507	3,869
Net decrease in cash and cash equivalents	$(1,407)	$(1,497)

Operating activities

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2025. The primary uses of operating cash were a net loss of $20.2 million less non-cash expenses totaling $16.0 million, including a goodwill impairment charge of $11.1 million, and depreciation and amortization of $2.7 million and stock compensation expense of $2.2 million, coupled with a decrease in accounts payable and accrued liabilities of $0.3 million, primarily due to the timing and change in payments for accounts payable and payroll, partially offset by a decrease in accounts receivable of $3.1 million.

Net cash used in operating activities was $5.6 million for the six months ended June 30, 2024. The primary uses of operating cash were a net loss of $37.9 million less non-cash expenses totaling $29.3 million, driven by a goodwill impairment charge of $24.0 million, depreciation and amortization of $3.5 million and stock compensation expense of $2.3 million, and a decrease in accounts payable and accrued liabilities of $0.5 million and an increase in prepaid expenses and other assets of $0.2 million partially offset by a decrease in accounts receivable of $4.1 million.

Investing activities

Net cash provided by investing activities of $1.0 million for six months ended June 30, 2025 was primarily due to the net proceeds from the sale of ViewSpot in June 2025, offset by capital expenditures. Net cash provided by investing activities of $0.2 million for the six months ended June 30, 2024 was primarily attributable to the net proceeds from licensing several of our patents in February 2024.

Financing activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2025 was primarily attributable to the timing of borrowings of $0.9 million less repayments of $0.4 million from short-term insurance premium financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. Other than as set forth below in this Item 1, there have been no material changes to the risk factors included in our 2024 Form 10-K.

If we continue to fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading on Nasdaq, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain our listing on Nasdaq. We could lose our listing on Nasdaq if the closing bid price of our common stock does not increase or if in the future, we fail to meet any of the other Nasdaq listing requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

As initially disclosed on our Current Report on Form 8-K filed with the SEC on June 24, 2025, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, on June 23, 2025, indicating that as result of the closing bid price of the Company’s common stock for the last 30 consecutive business days having been below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) the Company was not in compliance with the Minimum Bid Price Requirement (the “Minimum Bid Price Notice”). The Minimum Bid Price Notice has no immediate effect on the continued listing status of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until December 22, 2025 to regain compliance with the Minimum Bid Price Requirement. If at any time before December 22, 2025, the closing bid price of the common stock is at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement. If the Company’s common stock does not regain compliance with the Minimum Bid Price Requirement during this initial 180-day compliance period, the Company may be eligible for an additional compliance period of 180 calendar days provided that (i) the Company satisfies Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards, other than the Minimum Bid Price Requirement; and (ii) the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second grace period.

The Company intends to monitor the closing bid price of its common stock and assess its available options in order to regain compliance with the Minimum Bid Price Requirement. If among such options the Company elects to pursue a reverse stock split to regain compliance with the Minimum Bid Price requirement, there can be no assurance that it would accomplish this objective for any meaningful period of time, or at all, or that it would result in any permanent or sustained increase in the market price of our Common Stock; and if such an event would be viewed unfavorably by the market, it could have the effect of reducing our market capitalization. Furthermore, pursuant to a recent modification to Nasdaq’s listing standards, if a company effects a reverse stock split and within one year thereafter becomes non-compliant with the Minimum Bid Price Requirement, it would immediately receive a notification letter from the Nasdaq Listing Qualifications Department commencing delisting proceedings, with no opportunity for a compliance period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
			(or Units) Purchased	(or Units) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans	Under the Plans
	(or Units) Purchased (1)	per Share (or Unit)	or Programs	or Programs
Period	(a)	(b)	(c)	(d)
April 1 - 30, 2025	44,929	$0.81	—	—
May 1 - 31, 2025	114,098	$0.94	—	—
June 1 - 30, 2025	40,898	$0.95	—	—
Total	199,925	$0.91

(1)

Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All the shares were cancelled when they were acquired by the Company.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended on June 30, 2025, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated July 17, 2025, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2025
10.1*	Form of Securities Purchase Agreement (Registered Shelf Takedown Offering) by and among the Registrant and the Purchasers party thereto, dated July 17, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 18, 2025
10.2#	Offer letter between the Company and Timothy C. Huffmyer, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2025
10.3#	Amendment to Smith Micro Software, Inc. Amended and Restated Omnibus Equity Incentive Plan, adopted June 3, 2025, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy any of the omitted exhibits or schedules upon request by the SEC.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

August 7, 2025	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)